Form 10QSB
period 1996-06-30
VERSANT OBJECT TECHNOLOGY CORP
filed 1996-08-14
CIK 865917

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission File Number 0-28540

                      VERSANT OBJECT TECHNOLOGY CORPORATION

       (Exact name of Small Business Issuer as specified in its charter)

                 California                              94-3079392

       State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or organization

                                1380 Willow Road
                          Menlo Park, California          94025
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (415) 329-7500

                     Check whether the Issuer (1) filed all
           reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding 12 months
          (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      No  X
                                     ---     ---
        The number of shares of common stock, no par value, outstanding as of July 20,1996: 8,472,069

           Transitional Small Busines Disclosure Format (check one):

                                 Yes      No  X
                                     ---     ---

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                                  FORM 10-QSB
                      Quarterly Period Ended June 30, 1996

                               Table of Contents

Part I.  Financial Information

    Item 1.  Financial Statements                                       Page No.

             Condensed Balance Sheets -- June 30, 1996 and December 31,
                  1995                                                        3

             Condensed Statements of Operations -- Quarters Ended June
                  30, 1996 and June 30, 1995, and Six Months Ended
                  June 30, 1996 and June 30, 1995.                            4

             Condensed Statements of Cash Flows -- Six Months Ended
                  June 30, 1996 and  June 30, 1995.                           5

             Notes to Condensed Financial Statements                          6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   9


Part II. Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders             18


Signature                                                                    19

Part I. Financial Information

        Item 1. Financial Statements


                     VERSANT OBJECT TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,         December 31,
                                                            1996               1995
                                                        -----------         ------------
                                                        (unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                          $  1,647            $  1,281
       Accounts receivable, net                              5,665               4,025
       Other current assets                                    278                 561
                                                          --------            --------
               Total current assets                          7,590               5,867

       Property and equipment, net                             350                 365
       Intangible assets                                       671                   -
       Long-term deposits                                       84                  91
                                                          --------            --------
                                                          $  8,695            $  6,323
                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Line of credit                                     $    300            $      -
       Current portion of capitalized lease obligations         71                  27
       Accounts payable                                        281                 193
       Accrued liabilities                                   2,592               2,235
       Deferred revenue                                      2,199               1,864
       Deferred income taxes                                    12                   -
                                                          --------            --------
               Total current liabilities                     5,455               4,319


Long-term liabilities, net of current portion:
       Capitalized lease obligations                           166                  74
       Deferred rent                                             -                  39
                                                          --------            --------
               Total long-term liabilities                     166                 113

Shareholders' equity:
       Preferred stock                                       4,429               4,429
       Common stock                                         21,562              20,488
       Accumulated deficit                                 (22,917)            (23,026)
                                                          --------            --------
               Total shareholders' equity                    3,074               1,891
                                                          --------            --------
                                                          $  8,695            $  6,323
                                                          ========            ========


                      VERSANT OBJECT TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                           ---------------------           -------------------
                                             1996           1995           1996           1995
                                             ----           ----           ----           ----
Revenue:
     License                               $ 3,000        $ 2,094        $ 4,971        $ 3,538
     Services                                1,616          1,165          2,823          2,166
                                           -------        -------        -------        -------
         Total revenue                       4,616          3,259          7,794          5,704

Cost of revenue:
     License                                   202            469            491            703
     Services                                  645            500          1,190            977
                                           -------        -------        -------        -------
           Total cost of revenue               847            969          1,681          1,680

     Gross profit                            3,769          2,290          6,113          4,024

Operating expenses:
     Marketing and sales                     2,127          1,476          3,855          3,016
     Research and development                  835            508          1,522            993
     General and administrative                310            329            586            820
                                           -------        -------        -------        -------
            Total operating expenses         3,272          2,313          5,963          4,829

Income (loss) from operations                  497            (23)           150           (805)
     Interest income (expense), net             (9)            25            (18)            57
     Foreign tax (expense) income
      (expense)                                 (2)             2            (11)           (63)
                                           -------        -------        -------        -------
Income (loss) before taxes                     486              4            121           (811)
     Provision for income taxes                 12             --             12             --
                                           -------        -------        -------        -------
Net income (loss)                          $   474        $     4        $   109        $  (811)
                                           =======        =======        =======        =======

Net income (loss) per share                $  0.07        $  0.00        $  0.02        $ (0.14)
                                           =======        =======        =======        =======

Weighted average common and                  6,877          5,779          6,466          5,720
   common equivalent shares                =======        =======        =======        =======


                           VERSANT OBJECT TECHNOLOGY CORPORATION
                            CONDENSED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)


                                                                  Six Months       Six Months
                                                                    Ended            Ended
                                                                June 30, 1996    June 30, 1995
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   109          $  (811)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                      163              128
       Changes in current assets and liabilities:
         (Increase) decrease in accounts receivable                    (1,640)             486
         Increase (decrease) in other current assets                       35             (478)
         Increase in accounts payable                                      88               27
         Increase (decrease) in accrued liabilities                       330             (634)
         Increase (decrease) in deferred revenue                          335             (312)
                                                                      -------          -------
         Net cash used in operating activities                           (580)          (1,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (148)            (178)
  Decrease in short-term investments                                       --            1,692
  (Decrease)  increase in long-term deposits                             (669)              63
                                                                      -------          -------

         Net cash (used in) provided by investing activities             (817)           1,577

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of repurchases                1,326              302
  Proceeds from (payment of) capital lease obligations                    137              (18)
  Proceeds from note payable to bank                                      300               --
                                                                      -------          -------
         Net cash provided by financing activities                      1,763              284



NET INCREASE IN CASH AND CASH EQUIVALENTS                                 366              267
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,281            1,647
                                                                      -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1,647          $ 1,914
                                                                      =======          =======

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.    Basis of Presentation

         The condensed financial statements included herein have been prepared by Versant Object Technology Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form
SB-2 Registration Statement declared effective by the SEC on July 17, 1996. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996 or any other future period.

2.    Summary of Significant Accounting Policies

         REVENUE RECOGNITION

         Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

         Revenue from perpetual software license agreements is recognized as revenue upon shipment of the software if no significant vendor obligations remain, payments are due within the Company's normal payment terms and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation is satisfied. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         The Company has entered into contracts with certain of its customers that require the Company to perform development work in return for nonrecurring engineering fees. Revenue related to such nonrecurring engineering fees is generally recognized on a percentage of completion basis.

         Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when a customer's purchase order is received and the services are performed.

         NET INCOME PER SHARE

         Except as noted below, net income per share is computed using the weighted average number of outstanding shares of common and common equivalents from outstanding stock options (using the treasury stock method when dilutive). Common equivalent shares were excluded from the computation if their effect was antidilutive except that, pursuant to the SEC Staff Accounting Bulletin and Staff policy, such computations include all common and common stock equivalent shares issued within 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (using the treasury stock method assuming the public offering price). Mandatorily redeemable convertible preferred stock outstanding during the period were included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted earnings per common share were substantially the same in all periods presented.

         SOFTWARE DEVELOPMENT COST

         The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company charged all software development costs to research and development expense as incurred.

         INITIAL PUBLIC OFFERING

         In July and August 1996, the Company consummated a public offering of 2,380,500 shares of common stock (including an over-allotment option of 310,500 shares, which was exercised in August 1996) at $8.00 per share (which included 243,658 shares sold by stockholders), resulting in net proceeds to the Company of approximately $14,900,000 after offering costs.

3.  Stock Plans

         1996 Equity Incentive Plan

         In May 1996, the Board adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan") and the Company's shareholders approved the 1996 Equity Plan in June 1996. The 1996 Equity Plan will serve as the successor equity incentive program to the Company's 1989 Option Plan. The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Options granted under the 1989 Option Plan before its termination will remain outstanding in accordance with their terms, but no further options will be granted under the 1989 Option Plan after the offering. The Company has reserved 850,000 shares of common stock for issuance under the 1996 Equity Plan. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Option Plan will be available for grant and issuance in connection with future awards under the 1996 Equity Plan.

         1996 Employee Stock Purchase Plan

         In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and the Company's shareholders approved the Purchase Plan in June 1996. The Company has reserved 125,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each offering period.

         1996 Directors Stock Option Plan

         In May 1996, the Board adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and the Company's shareholders approved the Directors Plan in June 1996. The Company has reserved 75,000 shares of common stock for issuance under the Directors Plan. The Directors Plan provides for the grant of nonqualified stock options to nonemployee directors of the Company. The exercise price of all options granted under the Directors Plan will be the fair market value of the common stock on the date of grant. All options issued under the Directors Plan will vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS


OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements written in the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form SB-2 Registration Statement, declared effective by the SEC on July 17, 1996, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "may," "future," "intends" and similar expressions as intended to identify forward-looking statements; however, neither the preceding asterisk nor these words are the exclusive means of identifying such statements. In addition, this remainder of this section, which has no asterisks for improved readability, includes a substantial number of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Substantially all of Versant's revenue has been derived from (i) sales of development and deployment licenses for the Versant ODBMS, (ii) related maintenance and support, training, consulting and nonrecurring engineering fees (the "Associated Services") and (iii) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS ("Third-Party Products"). The Company released version 4.0 of the Versant ODBMS in July 1995. The Company currently expects that licenses of the Versant ODBMS and Associated Services will be the Company's principal sources of revenue for the foreseeable future. As a consequence, the Company's future operating results will depend upon its ability to expand market acceptance of the Versant ODBMS.

The Company's operating results have varied significantly in the past and are expected to vary significantly in the future, on a quarterly and annual basis, as a result of a number of factors, many of which are outside the Company's control. These factors include demand for the Company's products and services and the size, timing and structure of significant licenses by customers. The Company's license revenue is substantially dependent on orders booked and shipped in that quarter, and historically a majority of the Company's revenue in any quarter has been recorded in the third month of that quarter, with a concentration of such revenue in the last few days of the quarter. Due to these and other factors, the Company's revenue for any future period will vary significantly from any prior period, and it is impossible to predict revenue for any period prior to its end.

The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having higher total revenue and income from operations than the first quarter, and often subsequent quarters, of the following year. The Company believes that the seasonal pattern of its revenue has resulted primarily from the budgeting cycles of its customers and the structure of the Company's sales commission program, and the Company believes that this pattern is likely to continue for the foreseeable future. However, there can be no assurance that this pattern will continue.

A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders and their fulfillment has caused, and likely will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In the second quarter of 1996, two customers accounted for approximately 50% of total revenue. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Because of this lengthy sales cycle and the relatively large average dollar size of individual licenses, lost or delayed sales can have a significant impact on the Company's operating results for a particular period. Further, in the second quarter of 1996, approximately 80% of the Company's license revenue was derived from customers in the telecommunications industry. There can be no assurance that the Company will earn comparable revenue from these customers or this industry in future periods.

Although Versant was profitable in the second and fourth quarters of 1995 and the second quarter of 1996, it has never been profitable on an annual basis, and there can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's limited operating history and the relative immaturity of its market make the prediction of future operating results impossible. The market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from both its current competitors and new market entrants. Any material reduction in the price of the Company's products would materially adversely affect the Company's operating results.

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items are to total revenue for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995.

                                                   Three Months Ended          Six  Months Ended
                                                        June 30,                    June 30,
                                                   ------------------          -----------------
                                                    1996         1995          1996         1995
                                                    ----         ----          ----         ----
                                                      (unaudited)                (unaudited)

Revenue:
     License                                        64.98%       64.25%       63.78%       62.03%
     Services                                       35.02        35.75        36.22        37.97
                                                   ------       ------       ------       ------
         Total revenue                             100.00       100.00       100.00       100.00
                                                   ------       ------       ------       ------

Cost of revenue:
     License                                         4.38        14.39         6.30        12.32
     Services                                       13.97        15.34        15.27        17.14
                                                   ------       ------       ------       ------
         Total cost of revenue                      18.35        29.73        21.57        29.46
                                                   ------       ------       ------       ------

Gross Margin                                        81.65        70.27        78.43        70.54
                                                   ------       ------       ------       ------

Operating Expenses:
     Marketing and sales                            46.08        45.30        49.46        52.87
     Research and development                       18.09        15.58        19.53        17.41
     General and administrative                      6.72        10.09         7.51        14.38
                                                   ------       ------       ------       ------
         Total  operating expenses                  70.89        70.97        76.50        84.66
                                                   ------       ------       ------       ------

Income (loss) from operations                       10.78        (0.70)        1.92       (14.11)
     Interest income (expense), net                 (0.20)        0.77        (0.23)        1.00
     Foreign withholding tax (expense) income       (0.04)        0.06        (0.14)       (1.10)
                                                   ------       ------       ------       ------
Income (loss) before provision for income taxes     10.54         0.13         1.55       (14.21)
     Provision for income taxes                      0.26         0.00         0.15         0.00
                                                   ------       ------       ------       ------
Net Income (loss)                                   10.27%        0.13%        1.40%      (14.22)%
                                                   ======       ======       ======       ======


Revenue

     The Company's total revenue increased 42% from $3.3 million in the second quarter of 1995 to $4.6 million in the second quarter of 1996. For the six months ended June 30, 1996, the Company's total revenue increased 37% to $7.8 million from $5.7 million in the corresponding period of 1995. This increase was due to increased sales of the Company's products and services, primarily in the telecommunications industry, as well as a larger and more experienced direct sales force.

License revenue increased 43% from $2.1 million in the second quarter of 1995 to $3.0 million in the second quarter of 1996. License revenue increased 41% from $3.5 million for the six months ended June 30, 1995 to $5.0 million for the corresponding period of 1996. License revenue as a percentage of total revenue remained stable at approximately 64% for the six months ended June 30, 1995 and 1996. The increase in license revenue was primarily due to larger average order size as well as increased deployments by the Company's telecommunications customers.

Services revenue increased 39% from $1.2 million in the second quarter of 1995 to $1.6 million in the second quarter of 1996. For the six months ended June 30, 1996, the Company's services revenue increased 30% to $2.8 million from $2.2 million in the corresponding period of 1995. The increase in services revenue is principally due to an increase in training and consulting business with end-user customers and increased maintenance revenue from a larger installed base offset in part by a decrease in nonrecurring engineering fees.

Export sales accounted for 18% of the Company's total revenue in the second quarter of 1996 and 46% in the second quarter of 1995. Export sales accounted for 22% for the six months ended June 30, 1996 and 40% for the corresponding period of 1995. The decrease in export sales was principally due to growth in domestic revenue. Export sales in 1995 were unusually high due to a large end-user contract with a single Canadian customer. *The Company intends to expand its sales and marketing activities outside the United States, which will require significant management attention and financial resources. During 1995, the Company entered into an agreement with ISAR-Vermogensverwaltung Gbr mbH ("ISAR"), an entity formed by a group of European investors, pursuant to which ISAR organized and funded Versant Europe. Versant provided Versant Europe with exclusive European distribution rights for the Company's products, subject to the rights of existing distributors, and with management responsibilities for Versant's existing distributors in Europe. *The Company expects export sales as a percentage of total revenue to increase in the future. International operations are subject to a number of risks including longer receivable collection periods and greater difficulty in accounts receivable collections, unexpected changes in regulatory requirements, dependence on independent resellers, multiple and conflicting regulations and technology standards, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and the impact of business cycles and economic instability outside the United States.

Cost of Revenue

     Total cost of revenue decreased 13% from $969,000 in the second quarter of 1995 to $847,000 in the second quarter of 1996. Total cost of revenue as a percentage of total revenue decreased from 30% in the second quarter of 1995 to 18% in the second quarter of 1996. The Company's total cost of revenue remained stable at $1.7 million for the six months ended June 30, 1996 and $1.7 million for the six months ended June 30, 1995. Total cost of revenue as a percentage of revenue decreased from 29% for the six months ended June 30, 1995 to 22% for the six months ended June 30, 1996. The decrease in cost of revenue as a percentage of revenue was principally attributable to a decrease in royalty obligations on Third-Party Products.

     Cost of license revenue consists primarily of product royalty obligations incurred by the Company when it sub-licenses Third-Party Products, royalty obligations incurred by the Company under a porting services agreement, bad debt reserves, product packaging, freight, user manuals, product media and production labor costs. Cost of license revenue decreased 57% from $469,000 or 22% of license revenue in the second quarter of 1995 to $202,000 or 7% of license revenue in the second quarter of 1996. Sales of Third-Party Products, for which the Company has related product royalty obligations, were unusually high in the second quarter of 1995 due to a large end-user contract with one Canadian customer. For the six months ended June 30, 1996 cost of license revenues decreased 30% to $491,000 or 10% of license revenue from $703,000 or 20% of license revenue in the corresponding period of 1995. The decrease in cost of license revenue was primarily due to a decrease in royalty obligations on Third-Party Products partially offset by an increase in the Company's bad debt reserve.

     Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers. These costs increased from $500,000 in the second quarter of 1995 to $645,000 in the second quarter of 1996 due to the expansion of the training, consulting and support organizations. Cost of services as a percentage of services revenue decreased from 43% in the second quarter of 1995 to 40% in the second quarter of 1996. For the six months ended June 30, 1996, cost of services revenue as a percentage of services revenue was 42% compared to 45% in the corresponding period in 1995. Cost of service revenue as a percentage of service revenue has declined due to an increase in maintenance revenue without a corresponding increase in the cost of maintenance revenue and reductions in the number of outside consultants that the Company hired to meet its consulting obligations. *The Company anticipates that cost of services revenue will increase in absolute dollar terms and that such cost as a percentage of services revenue will not continue to decline. *To the extent that services revenue increases relative to license revenue, overall gross margins would decline, which could have a material adverse effect on the Company's operating results and financial condition.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting and travel, advertising, public relations, seminars, trade shows, product descriptive literature, product management, sales offices and mailings. Marketing and sales expenses increased from $1.5 million or 45% of total revenue in the second quarter of 1995 to $2.1 million or 46% of total revenue in the second quarter of 1996. The increase in marketing and sales expenses are primarily due to growth of the sales force, higher commissions associated with increased revenue and expanded marketing activities, including trade shows and promotional expenses. For the six months ended June 30, 1996 marketing and sales expenses increased to $3.9 million or 49% of total revenue from $3.0 million or 53% of total revenue. The decrease in marketing and sales expenses as a percentage of total revenue was attributable to the growth in revenue. *The Company expects to continue hiring additional marketing and sales personnel and to increase promotional expenses. *Marketing and sales expense may increase as a percentage of total revenue as a result.

     Research and Development. Research and development expenses consist primarily of salaries, recruiting and personnel-related expenses, depreciation of development equipment, supplies and travel. Research and development expenses increased from $508,000 or 16% of total revenue in the second quarter of 1995 to $835,000 or 18% of total revenue in the second quarter of 1996. For the six months ended June 30, 1996 research and development costs increased from $1.0 million or 17% of total revenue to $1.5 million or 20% of total revenue in the corresponding period in 1995. The increase in research and development expense is primarily attributable to an increase in the number of software engineers and related recruiting expenses as well as the costs of an ongoing ISO 9001 quality certification program. To date, nearly all research and development expenditures have been expensed as incurred. *The Company anticipates that it will continue to devote substantial resources to research and development in order to remain competitive.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal and audit costs. General and administrative expenses decreased from $329,000 or 10% of total revenue in the second quarter of 1995 to $310,000 or 7% of total revenue in the second quarter of 1996. For the six months ended June 30, 1996 general and administrative expenses decreased to $586,000 or 8% of total revenue from $820,000 or 14% of total revenue for the corresponding period in 1995. General and administrative expenses were unusually high in the first six months of 1995 due to the cost of litigating an intellectual property matter settled in 1995. General and administrative expenses outside of these litigation costs remained relatively unchanged and therefore decreased as a percentage of total revenue due to the growth of revenue. *The Company believes that the dollar amount of its general and administrative expenses will increase through the remainder of 1996 as the Company expands its administrative staff and incurs additional costs related to being a public company.

Liquidity and Capital Resources

     Total assets as of June 30, 1996 increased $2.4 million from December 31, 1995. The increase was primarily due to increases in accounts receivable, intangible assets and cash. Net accounts receivable increased $1.6 million primarily due to increased sales activity as well as a temporary delay in payment by one large customer which has since substantially paid the amount it owed to the Company. The increase in intangible assets include certain capitalized costs of the initial public offering completed on July 23, 1996. Cash and cash equivalents increased $366,000 for the six months ended June 30, 1996, primarily as a result of the sale of Common Stock to ISAR and the Company's employees, offset in part by cash used in operating activities.

     Total liabilities as of June 30, 1996, increased $1.2 million from December 31, 1995. The increase was primarily due to borrowings under the Company's line of credit as well as increases in accrued liabilities, deferred revenue and accounts payable. During the first quarter of 1996, the Company borrowed $300,000 under its revolving credit line which was repaid in July 1996. The increases in accrued liabilities and accounts payable are primarily due to increased expense levels as well as estimated costs of the public offering. The increase in deferred revenue is primarily attributable to higher transaction volume and associated deferrals of revenue related to maintenance agreements.

For the six months ended June 30, 1996, operating activities used $580,000 primarily as a result of an increase in accounts receivable. Investing activities used cash of $817,000 primarily as a result of costs associated with the public offering completed July 23, 1996. Financing activities provided $1.8 million primarily from the private sale of common stock.

At June 30, 1996, the Company had $1.6 million in cash and cash equivalents. The Company maintains a revolving credit line with a bank that expires June 1997. The maximum amount that can be borrowed under the revolving credit line is $2.5 million. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets (which lien shall be released at such time and for so long, as the Company meets certain net profit and tangible net worth tests). These borrowings bear interest at a rate of 0.50% over the bank's prime lending rate. The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the Bank's prior approval. The Company is currently in compliance with these covenants. The Company also has a line of credit from a finance company that provides $500,000 for use in leasing of approved capital equipment through March 31, 1997. In July and August 1996, the Company consummated an initial public offering (including the exercise of the Underwriters' over-allotment option in August 1996), which resulted in net proceeds to the Company of approximately $14.9 million. The Company expects that its available funds will satisfy the Company's projected working capital and capital expenditures for at least the next twelve months.

Part II. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders

In April 1996, the Company solicited the written consents of its shareholders to approve the following matters: (i) an increase in the number of shares issuable under the Company's 1989 Stock Option Plan by 150,000 shares, from 1,863,826 shares to 2,013,826 shares; (ii) an amendment to the Company's Amended and Restated Articles of Incorporation to reflect the increase in the number of shares issuable under the Company's 1989 Stock Option Plan; (iii) an amendment to the Company's Preferred Stock Purchase Agreement to reflect the increase in the number of shares issuable under the Company's 1989 Stock
Option Plan; and (iv) the waiver of any right of first refusal, under the Company's Preferred Stock Purchase Agreement or otherwise, in connection with the sale by the Company of 100,000 shares of the Company's Common Stock to the Company's European distributor or an affiliated party. The Company received the consents of 2,132,938 shares of its outstanding Common Stock (50.7%) and 1,953,026 shares of its outstanding Preferred Stock (82.50%) approving each of the foregoing matters. Consents were not returned to the Company with respect to 2,073,489 shares of its outstanding Common Stock and 414,398 shares of its outstanding Preferred Stock.

In May 1996, the Company solicited the written consents of its shareholders to approve the following names: (i) an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 30,000,000 and to authorize an additional 3,000,000 shares of Preferred Stock: (ii) the elimination of cumulative voting for the election of directors, effective at such time as the Company becomes a "listed" corporation;
(iii) the form of Indemnity Agreement to be entered into by the Company with its officers and directors; (iv) the Company's 1996 Equity Incentive Plan and the reservation of both 850,000 shares of Common Stock and certain shares of Common Stock previously reserved under the Company's 1989 Stock Option Plan for issuance thereunder; (v) the Company's 1996 Directors Stock Option Plan and the reservation of 75,000 shares of Common Stock for issuance thereunder; (vi) the Company's 1996 Employee Stock Purchase Plan and the reservation of 125,000 shares of Common Stock for issuance thereunder; (vii) the amendment and restatement of the Company's Bylaws; (viii) the restatement of the Company's Articles of Incorporation following the Company's initial public offering; and
(ix) an increase in the number of shares issuable under the Company's 1989 Stock Option Plan by 150,000 shares, from 1,863,826 shares to 2,013,826 shares. The Company received the consents of 2,849,494 shares of its outstanding Common Stock (67.74%) and 1.922,678 shares of its outstanding Preferred Stock (81.22%) approving each of the foregoing matters. Consents were not returned to the Company with respect to 912,522 shares of its outstanding Common Stock and 444,696 shares of its outstanding Preferred Stock.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VERSANT OBJECT TECHNOLOGY CORPORATION




Date: August 14, 1996           /s/ Richard I. Kadet
      _____________________     _____________________________________
                                Richard I. Kadet
                                Vice President Finance and Administration.
                                Chief Financial Officer, Treasurer and Secretary
                                (Duly Authorized Officer and Principal
                                Financial Officer)