Form 10QSB
period 1996-09-30
VERSANT OBJECT TECHNOLOGY CORP
filed 1996-11-13
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to

                         Commission File Number 0-28540

                      VERSANT OBJECT TECHNOLOGY CORPORATION

        (Exact name of Small Business Issuer as specified in its charter)

          California                                           94-3079392

State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization                           Identification No.)

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

                                Yes  X      No
                                    ---        ---

         The number of shares of common stock, no par value, outstanding as of October 31, 1996: 8,718,452

           Transitional Small Business Disclosure Format (check one):
                                Yes      No  X
                                    ---     ---

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                                   FORM 10-QSB
                    Quarterly Period Ended September 30, 1996

                                Table of Contents

Part I.  Financial Information

    Item 1.  Financial Statements                                                                           Page No.
         Condensed Balance Sheets -- September 30, 1996 and December 31, 1995                                  3

         Condensed Statements of Operations -- Quarters Ended September 30, 1996 and
         1995, and Nine Months Ended September 30, 1996 and 1995                                               4

         Condensed Statements of Cash Flows -- Nine Months Ended September 30, 1996 and
         1995                                                                                                  5

         Notes to Condensed Financial Statements                                                               6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Part II.  Other Information -- Not Applicable.

Signature                                                                                                     14

Part I. Financial Information

    Item 1. Financial Statements

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                          September 30,     December 31,
                                                              1996              1995
                                                          -------------     ------------
                                                           (unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                              $  2,476        $  1,281
       Short-term investments                                   12,741              --
       Accounts receivable, net                                  6,492           4,025
       Other current assets                                        375             561
                                                              --------        --------
               Total current assets                             22,084           5,867

       Property and equipment, net                                 553             365
       Long-term deposits                                           72              91
                                                              --------        --------
                                                              $ 22,709        $  6,323
                                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of capitalized lease obligations       $    101        $     27
       Accounts payable                                            281             193
       Accrued liabilities                                       1,996           2,235
       Deferred revenue                                          1,537           1,864
       Deferred income taxes                                        75              --
                                                              --------        --------
               Total current liabilities                         3,990           4,319
                                                              --------        --------
Long-term liabilities, net of current portion:
       Capitalized lease obligations                               173              74
       Deferred rent                                                --              39
                                                              --------        --------
               Total long-term liabilities                         173             113
                                                              --------        --------
Shareholders' equity:
       Preferred stock and warrants                                 --           4,429
       Common stock                                             40,857          20,488
       Accumulated deficit                                     (22,311)        (23,026)
                                                              --------        --------
               Total shareholders' equity                       18,546           1,891
                                                              --------        --------
                                                              $ 22,709        $  6,323
                                                              ========        ========


                             See accompanying notes

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                              1996            1995            1996            1995
                                              ----            ----            ----            ----
Revenue:
    License                               $  3,053        $  1,588        $  8,024        $  5,126
    Services                                 1,929             977           4,752           3,143
                                          --------        --------        --------        --------
        Total revenue                        4,982           2,565          12,776           8,269
                                          --------        --------        --------        --------
Cost of revenue:
    License                                    278             154             769             857
    Services                                   965             679           2,155           1,656
                                          --------        --------        --------        --------
          Total cost of revenue              1,243             833           2,924           2,513
                                          --------        --------        --------        --------
    Gross profit                             3,739           1,732           9,852           5,756
                                          --------        --------        --------        --------
Operating expenses:
    Marketing and sales                      1,987           1,547           5,842           4,563
    Research and development                   928             478           2,450           1,471
    General and administrative                 409             247             995           1,067
                                          --------        --------        --------        --------
           Total operating expenses          3,324           2,272           9,287           7,101
                                          --------        --------        --------        --------
Income (loss) from operations                  415            (540)            565          (1,345)

    Interest income and other, net             256              12             238              69
    Foreign tax expense                         (2)             (4)            (13)            (67)
                                          --------        --------        --------        --------
Income (loss) before taxes                     669            (532)            790          (1,343)
    Provision for income taxes                  63              --              75              --
                                          --------        --------        --------        --------
Net income (loss)                         $    606        $   (532)       $    715        $ (1,343)
                                          ========        ========        ========        ========

Net income per share                      $   0.07                        $   0.10
                                          ========                        ========
Pro forma net loss per share                              $  (0.09)                        $ (0.23)
                                                          ========                         =======
Weighted average common and
   common equivalent shares                  8,831           5,976           7,273           5,822
                                          ========        ========        ========        ========



                             See accompanying notes

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Nine Months        Nine Months
                                                                   Ended              Ended
                                                            September 30, 1996  September 30, 1995
                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    715           $ (1,343)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                    266                205
      Deferred rent                                                    (10)                --
      Changes in current assets and liabilities:
        Increase in accounts receivable                             (2,506)              (252)
        (Increase) decrease in other current assets                    261               (258)
        Increase (decrease) in accounts payable                         87                (38)
        Increase in income tax payable                                  75                 --
        Decrease in accrued liabilities                               (269)              (706)
        (Decrease) increase in deferred revenue                       (326)                35
                                                                  --------           --------
        Net cash used in operating activities                       (1,707)            (2,357)
                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (454)              (256)
  (Increase) decrease in short-term investments                    (12,741)             1,692
  (Increase) decrease in long-term deposits                            (17)                72
                                                                  --------           --------
        Net cash (used in) provided by investing activities        (13,212)             1,508
                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of repurchases            15,940                303
  Proceeds from (payment of) capital lease obligations                 174                (18)
                                                                  --------           --------
        Net cash provided by financing activities                   16,114                285
                                                                  --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,195               (564)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,281              1,647
                                                                  --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  2,476           $  1,083
                                                                  ========           ========


                             See accompanying notes

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.    Basis of Presentation

    The condensed financial statements included herein have been prepared by Versant Object Technology Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form SB-2 Registration Statement declared effective by the SEC on July 17, 1996 as well as the Form 10QSB for the period ending June 30, 1996. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996 or any other future period.

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

    INVESTMENTS

    Investments have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. The Company classifies its investments as held to maturity investments as defined under the provisions of SFAS 115 and carries such investments at amortized cost in its balance sheet.

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

    INITIAL PUBLIC OFFERING

    In July and August 1996, the Company consummated a public offering of 2,380,500 shares of common stock (including an over-allotment option of 310,500 shares, which was exercised in August 1996) at $8.00 per share (which included 243,658 shares sold by stockholders), resulting in net proceeds to the Company of approximately $14.9 million after offering costs. Upon the closing of the offering, all outstanding shares of preferred stock were converted to common stock on a one-for-one basis. Proceeds from the offering were invested in cash equivalents and short-term investments consisting primarily of United States Treasury Bills, with $300,000 used to repay indebtedness under the Company's bank credit line.

3.  Stock Plans

    1996 Equity Incentive Plan

    In May 1996, the Board adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan") and the Company's shareholders approved the 1996 Equity Plan in June 1996. The 1996 Equity Plan will serve as the successor equity incentive program to the Company's 1989 Option Plan. The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Options granted under the 1989 Option Plan before its termination upon the effective date of the offering, will remain outstanding in accordance with their terms, but no further options will be granted under the 1989 Option Plan. The Company has reserved 850,000 shares of common stock for issuance under the 1996 Equity Plan. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Option Plan will be available for grant and issuance in connection with future awards under the 1996 Equity Plan.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

OVERVIEW

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within in the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form SB-2 Registration Statement, declared effective by the SEC on July 17, 1996, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "may," "future," "intends" and similar expressions are intended to identify forward-looking statements; however, neither the preceding asterisk nor these words are the exclusive means of identifying such statements. In addition, the remainder of this "overview" section, which has no asterisks for improved readability, includes a substantial number of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

    Versant commenced field trials of version 5.0 of its ODBMS in the third quarter. The Company also entered into a strategic relationship with Spyglass, Inc. during the quarter. As part of the relationship Versant has licensed the Versant ODBMS to Spyglass for use in the Surfwatch Proserver as the core caching engine. Spyglass has also licensed the Versant ODBMS for future use within other Spyglass products, including the Spyglass Web Server and Spyglass WebNotes products.

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

    A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders and their fulfillment has caused, and likely will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In the third quarter of 1996, one customer, an independent European owned distributor, accounted for approximately 36% of total revenue. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Because of this lengthy sales cycle and the relatively large average dollar size of individual licenses, lost or delayed sales can have a significant impact on the Company's operating results for a particular period. Further, in the third quarter of 1996, approximately 56% of the Company's license revenue was derived from customers in the telecommunications industry. There can be no assurance that the Company will earn comparable revenue from these customers or this industry in future periods.

    Although Versant was profitable in the second and fourth quarters of 1995 and the second and third quarters of 1996, it has never been profitable on an annual basis, and there can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's limited operating history and the relative immaturity of its market make the prediction of future operating results impossible. The market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from both its current competitors and new market entrants. Any material reduction in the price of the Company's products would materially adversely affect the Company's operating results.

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items are to total revenue for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995.

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                           ------------------        -------------------
                                           1996         1995         1996           1995
                                           ----         ----         ----           ----
Revenue:
     License                               61.28 %      61.91 %       62.81 %      61.99 %
     Services                              38.72        38.09         37.19        38.01
                                          ------       ------        ------       ------
         Total revenue                    100.00       100.00        100.00       100.00
                                          ------       ------        ------       ------
Cost of revenue:
     License                                5.58         6.00          6.02        10.36
     Services                              19.37        26.47         16.87        20.03
                                          ------       ------        ------       ------
           Total cost of revenue           24.95        32.47         22.89        30.39
                                          ------       ------        ------       ------

     Gross profit                          75.05        67.53         77.11        69.61
                                          ------       ------        ------       ------
Operating expenses:
     Marketing and sales                   39.88        60.31         45.73        55.18
     Research and development              18.63        18.64         19.18        17.79
     General and administrative             8.21         9.63          7.79        12.90
                                          ------       ------        ------       ------
            Total operating expenses       66.72        88.58         72.70        85.87
                                          ------       ------        ------       ------

Income (loss) from operations               8.33       (21.05)         4.41       (16.26)
     Interest income (expense), net         5.14         0.47          1.86         0.83
     Foreign tax expense                   (0.04)       (0.16)        (0.10)       (0.81)
                                          ------       ------        ------       ------
Income (loss) before taxes                 13.43       (20.74)         6.17       (16.24)
     Provision for income taxes             1.26         0.00          0.59         0.00
                                          ------       ------        ------       ------
Net income (loss)                          12.17 %     (20.74)%        5.58 %     (16.24)%
                                          ======       ======        ======       ======

Revenue

     The Company's total revenue increased 94%, from $2.6 million in the third quarter of 1995 to $5.0 million in the third quarter of 1996. This increase was fueled by growth in international revenues which increased from $750,000 in the third quarter of 1995 to $2.3 million in the third quarter of 1996. The Company's total revenue increased 55%, from $8.3 million for the nine months ended September 30, 1995 to $12.8 million in the corresponding period of 1996. This increase was due to an expansion of the sales of the Company's products and services.

     License revenue increased 92% from $1.6 million in the third quarter of 1995 to $3.1 million in the third quarter of 1996. The increase in license revenue was primarily due to a $1.4 million order received from Versant Europe, an independent European owned distributor, for resale to a major European customer, as well as increased deployments by the Company's customers. License revenue increased 57%, from $5.1 million for the nine months ended September 30, 1995 to $8.0 million for the corresponding period of 1996. The increase in license revenue is primarily due to increased deployments by the Company's customers as well as a larger average order size. License revenue as a percentage of total revenue remained stable at approximately 62% and 63% for the nine months ended September 30, 1995 and 1996, respectively.

     Services revenue increased 97%, from $977,000 in the third quarter of 1995 to $1.9 million in the third quarter of 1996. The Company's services revenue increased 51%, from $3.1 million for the nine months ended September 30, 1995 to $4.8 million in the corresponding period of 1996. The increase in services revenue was principally due to an increase in training and consulting business with end-user customers and increased maintenance revenue from a larger installed base.

     Export sales increased from 29% of the Company's total revenue in the third quarter of 1995 to 46% in the third quarter of 1996. Export sales accounted for 37% of total revenue for the nine months ended September 30, 1995 and 31% of total revenue for the corresponding period of 1996. The primary sources of the Company's export sales are direct sales to Australia and Canada and royalties from Versant Europe. *The Company intends to expand its sales and marketing activities outside the United States, which will require significant management attention and financial resources. During 1995, the Company entered into an agreement with ISAR-Vermogensverwaltung Gbr mbH ("ISAR"), an entity formed by a group of European investors, pursuant to which ISAR organized and funded Versant Europe. Versant provided Versant Europe with exclusive European distribution rights for the Company's products, subject to the rights of existing distributors, and with management responsibilities for Versant's existing distributors in Europe. Versant has the right to acquire Versant Europe at a formula price. Versant has expanded operations in its Australian branch to include five sales and technical services employees. International operations are subject to a number of risks including longer receivable collection periods and greater difficulty in accounts receivable collections, unexpected changes in regulatory requirements, dependence on independent resellers, multiple and conflicting regulations and technology standards, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and the impact of business cycles and economic instability outside the United States.

     During September 1996, Versant learned that MCI Communications, a major Versant customer, had initiated a business re-evaluation of its new Horizon customer billing system and replaced the project manager. Due to this re-evaluation, Versant did not recognize license revenue in the third quarter for licenses previously ordered by MCI under the Horizon contract. MCI subsequently announced a proposed merger with British Telecom. Versant does not know what impact, if any, the proposed merger or project re-evaluation will have on the Horizon project or Versant's relationship with MCI.

Cost of Revenue

      Total cost of revenue increased 49%, from $833,000 in the third quarter of 1995 to $1.2 million in the third quarter of 1996, principally as a result of the expansion of the training and consulting organization. However, total cost of revenue as a percentage of total revenue decreased from 32% in the third quarter of 1995 to 25% in the third quarter of 1996. The

Company's total cost of revenue increased 16%, from $2.5 million for the nine months ended September 30, 1995 to $2.9 million for the nine months ended September 30, 1996. However, total cost of revenue as a percentage of total revenue decreased from 30% for the nine months ended September 30, 1995 to 23% for the nine months ended September 30, 1996.

    Cost of license revenue consists primarily of product royalty obligations incurred by the Company when it sub-licenses Third-Party Products, royalty obligations incurred by the Company under a porting services agreement, bad debt reserves, product packaging, freight, user manuals, product media and production labor costs. Cost of license revenue increased 81%, from $154,000 in the third quarter of 1995 to $278,000 in the third quarter of 1996, due primarily to an increase in the Company's bad debt reserve. Cost of license revenue as a percentage of license revenue remained stable at 10% and 9% for the third quarters of 1995 and 1996 respectively. Cost of license revenues decreased 10% from $857,000 or 17% of license revenue for the nine months ended September 30, 1995 to $769,000 or 10% of license revenue in the corresponding period of 1996. The decrease in cost of license revenue was primarily due to a decrease in royalty obligations on Third-Party Products partially offset by an increase in the Company's bad debt reserve.

     Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers. These costs increased 42% from $679,000 in the third quarter of 1995 to $965,000 in the third quarter of 1996. Cost of services revenue increased 30% from $l.7 million for the nine months ended September 30, 1995 to $2.2 million for the nine months ended September 30, 1996. These cost increases are due to the expansion of the training, consulting and support organizations. Cost of services as a percentage of services revenue decreased from 70% in the third quarter of 1995 to 50% in the third quarter of 1996. Cost of services revenue as a percentage of services revenue decreased from 53% for the nine months ended September 30, 1995 to 45% in the corresponding period in 1996. Cost of service revenue as a percentage of service revenue has declined due to an increase in maintenance revenue without a corresponding increase in the cost of maintenance revenue and a reduction in the number of outside consultants that the Company has hired to meet its consulting obligations. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services. *The Company anticipates that cost of services revenue as a percentage of services revenue will not continue to decline. *To the extent that services revenue increases relative to license revenue, overall gross margins would decline, which could have an adverse effect on the Company's operating results and financial condition.

Operating Expenses

    Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting and travel, advertising, public relations, seminars, trade shows, product descriptive literature, product management, sales offices and mailings. Marketing and sales expenses increased 28% from $1.5 million in the third quarter of 1995 to $2.0 million in the third quarter of 1996. Marketing and sales expenses increased 28% from $4.6 million for the nine months ended September 30, 1995 to $5.8 million for the corresponding period in 1996. The increase in marketing and sales expenses was primarily due to increased commissions associated with higher levels of revenue, expanded marketing activities, including trade shows and promotional expenses as well as growth of the sales force. Marketing and sales expenses as a percentage of revenue decreased from 60% in the third quarter of 1995 to 40% in the third quarter of 1996. Marketing and sales expenses as a percentage of revenue decreased from 55% for the nine months ended September 30, 1995 to 46% in the corresponding period in 1996. The decrease in marketing and sales expenses as a percentage of total revenue was attributable to the growth in revenue. *The Company expects to continue hiring additional marketing and sales personnel and to increase promotional expenses and that marketing and sales expense may increase as a percentage of total revenue as a result.

    Research and development expenses consist primarily of salaries, recruiting and personnel-related expenses, the costs of an ISO 9001 quality program, depreciation of development equipment, supplies and travel. Research and development expenses increased 94% from $478,000 or 19% of total revenue in the third quarter of 1995 to $928,000 or 19% of total revenue in the third quarter of 1996. Research and development costs increased 67% from $1.5 million or 18% of total revenue for the nine months ended September 30, 1995 to $2.5 million or 19% of total revenue in the corresponding period in 1996. The increase in research and development expense is primarily attributable to an increase in the number of software engineers and related recruiting expenses as well as the costs of an ongoing ISO 9001 quality certification program. To date, nearly all research and development expenditures have been expensed as incurred. *The Company anticipates that it will continue to devote substantial resources to research and development.

    General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal and audit costs. General and administrative expenses increased 66% from $247,000 in the third quarter of 1995 to $409,000 in the third quarter of 1996. The increase in general and administrative expense is largely due to the costs associated with being a public company as well as an expanded organization. General and administrative expenses as a percentage of revenue decreased from 10% in the third quarter of 1995 to 8% in the third quarter of 1996 primarily due to the growth of revenue. General and administrative expenses decreased 7% from $1.1 million or 13% of total revenue for the nine months ended September 30, 1995 to $995,000 or 8% of total revenue for the corresponding period in 1996. General and administrative expenses were unusually high in the first nine months of 1995 due to the cost of litigating an intellectual property matter settled in 1995. General and administrative expenses outside of these litigation costs have increased modestly and therefore have decreased as a percentage of total revenue due to the growth of revenue. *The Company believes that its general and administrative expenses will continue to increase as the Company expands its administrative staff and incurs additional costs related to being a public company.

    Interest income and other, net includes interest earned on the Company's cash reserves, interest expense related principally to leases and $120,000 of other income stemming from a contract settlement. The increase from $12,000 in the third quarter of 1995 to $256,000 in the third quarter of 1996 was due to the interest earned on the proceeds received from the initial public offering as well as the contract settlement.

    The Company's effective tax rate of 9% for the nine months ended September 30, 1996 reflects a federal alternative minimum tax provision. The effective tax rate presented in all periods presented is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

    As of September 30, 1996, the Company had a total of 97 employees, 92 of whom were based in the United States and 5 of whom were based in Australia. Of the total, 49 were engaged in engineering and technical services, 37 were engaged in sales and marketing and 11 were engaged in production, administration and finance. *The Company expects to continue to expand its operations in all functional areas and to continue to increase employment to support this expansion.

Liquidity and Capital Resources

    Total assets as of September 30, 1996 increased $16.4 million from December 31, 1995. The increase was primarily due to the Company's initial public offering completed on July 23, 1996 resulting in net proceeds to the Company of approximately $14.9 million after offering costs. Net accounts receivable increased $2.5 million primarily due to increased sales activity as well as a delay in payment by MCI Communications related to its reevaluation of the Horizon project. Versant is working with MCI to resolve these payment delays.

    Total liabilities as of September 30, 1996, decreased $269,000 from December 31, 1995. The decrease was primarily due to decreases in accrued liabilities and deferred revenue. The decrease in accrued liabilities resulted primarily from payment of amounts due to Miramar Technology for royalties and expenses related to Argos partially offset by increases in commissions payable as well as Employee Stock Purchase Plan contributions made by employees and held by the Company prior to the purchase of Versant stock. The decrease in deferred revenue is primarily attributable to performance on nonrecurring engineering contracts.

    For the nine months ended September 30, 1996, operating activities used $1.7 million primarily as a result of an increase in accounts receivable. Investing activities used cash of $13.2 million primarily as a result of short-term investment of the proceeds of the initial public offering. Financing activities provided $16.1 million primarily from the proceeds of the initial public offering.

    At September 30, 1996, the Company had $2.5 million in cash and cash equivalents and $12.7 million in short-term investments. The Company maintains a revolving credit line with a bank that expires June 1997. The Company's short-term investments consist of United States Treasury Bills. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

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

                                VERSANT OBJECT TECHNOLOGY CORPORATION

Date: November 14, 1996         /s/ Richard I. Kadet
                                ------------------------------------------------
                                Richard I. Kadet
                                Vice President Finance and Administration.
                                Chief Financial Officer, Treasurer and Secretary
                                (Duly Authorized Officer and Principal
                                Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.
-----------

  Ex. 27            Financial Data Schedule