Form 10-K405
period 1996-12-31
VERSANT OBJECT TECHNOLOGY CORP
filed 1997-03-31
CIK 865917

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                                       OR

                 / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28540

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                            94-3079392
        (STATE OF OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

                1380 WILLOW ROAD
             MENLO PARK, CALIFORNIA                         94025
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 329-7500

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                    NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                           ON WHICH REGISTERED

    Common Stock, no par value                  National Market System of the
                                                  Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

         Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No     .

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    /X/

         Registrant's revenues for the year ended December 31, 1996 were $18,393,000

         As of February 28, 1997, there were outstanding 8,793,200 shares of the Registrant's common stock, no par value per share. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price ($10.75) for the common stock on the National Market System of the Nasdaq Stock Market, Inc. on February 28, 1997) was approximately $68,719,955. This excludes 2,400,646 shares of common stock held by directors, officers and shareholders whose ownership exceeded ten percent of the shares outstanding at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.
                      DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held June 5, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

         Transitional Small Business Disclosure Format (check one):
Yes    No  X

                      VERSANT OBJECT TECHNOLOGY CORPORATION

                          Annual Report on Form 10-KSB
                   For the fiscal year ended December 31, 1996

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE

Item 1.   Description of Business.........................................   1
Item 2.   Properties......................................................  12
Item 3.   Legal Proceedings...............................................  12
Item 4.   Submission of Matters to a Vote of Security Holders.............  12

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................  13
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  14
Item 7.   Financial Statements ...........................................  22
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................  22

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............  23
Item 10.  Executive Compensation..........................................  23
Item 11.  Security Ownership of Certain Beneficial Owners and Management..  23
Item 12.  Certain Relationships and Related Transactions..................  23
Item 13.  Exhibits and Reports on Form 8-K................................  23

Financial Statements......................................................  F-1

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

         This "Description of Business" includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this Annual Report on Form 10-KSB, including in "Other Factors That May Affect Future Operating Results" in Item 6 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Company's Form SB-2 Registration Statement declared effective by the SEC on July 17, 1996, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this section of the Annual Report which contain such forward looking statements, and words such as "believes", "expects", "may", "intends", and similar expressions are intended to identify forward-looking statements; however, neither the preceding asterisk nor these words are the exclusive means of identifying such statements. The Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

      Versant Object Technology Corporation ("Versant" or the "Company") designs, develops, markets and supports high performance object database management systems for commercial applications in distributed computing environments. The Company's core product is the Versant Object Database Management System (the "Versant ODBMS"), a highly scalable database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture. The Versant ODBMS enables users to store, manage and distribute information that the Company believes often cannot be supported effectively by traditional database technologies, including abstract data such as graphics, images, video, audio and unstructured text, and dynamic, highly interrelated data such as networks, advanced financial instruments and distributed, rapidly changing content in Internet/Intranet applications. The Company also provides object-oriented programming language interfaces, database query tools, application development tools and legacy database access tools, and has a product in Beta test designed to enable end-users to emulate a live database session using Web browsers. In addition, the Company offers a variety of services, including training, consulting and technical support, to assist users in developing and deploying applications based on the Versant ODBMS.

      The Versant ODBMS has been licensed for development and/or deployment by approximately 600 customers including AT&T, Alcatel Network Systems, EDS, Genuity (a Bechtel Company), HNC Software, Lucent, MCI, Motorola, SABRE Decision Technologies, Scotiabank, Siemens Medical Systems, Sprint, Spyglass, Texaco and TRW. The Company is a leading provider of object database management systems to the telecommunications industry, where its products are used in strategic distributed applications such as network modeling and management, fault diagnosis, service activation and assurance and customer billing. The Company has experienced increased customer acceptance in other vertical markets, such as the market for Internet/Intranet applications and the financial services, health care and energy markets. These markets are similar to the telecommunications market in their increasing need for high performance support for distributed applications involving abstract data types and dynamic, highly interrelated information.

INDUSTRY BACKGROUND

      Organizations are under increasing pressure to manage and adapt to the forces of accelerating change and growing complexity. The combined demands of global competition, deregulation and organizational restructuring, as well as rapid changes in products and markets and a proliferation of new technologies, increasingly complicate business operations. These pressures fall especially heavily on corporate information systems, which must model this complexity, support increasingly distributed operations and manage new types of information that are more diverse, interrelated and dynamic.

      In attempting to respond to these pressures, traditional information technologies are being stretched to deliver solutions for which they were neither designed nor intended. This is particularly true in the areas of software programming and database management, where existing technology paradigms date back to the 1970s or earlier. The "structured programming" approach, which still dominates most software development, requires reduction of a business problem to a series of segmented procedures that are implemented line by line to build large, monolithic software programs. This approach can be slow and error-prone, and often produces software programs that are costly to maintain and difficult to change. The Company believes that as much as 60% of existing programming resources can be consumed in maintaining older, legacy systems that cannot be efficiently evolved. These limitations have led a number of industry observers to declare a "crisis" in software development.

      A newer approach to software development, object-oriented programming, responds to many of these limitations. Object-oriented programming languages, such as C++, Smalltalk and Java, enable software developers to realistically model the complexities of large scale, dynamic systems, and to develop, maintain and evolve complex programs more quickly and at a higher level of quality than is often possible using structured programming. As a result, the Company believes that object-oriented programming languages are increasingly being used by software developers.

      While object-oriented technology can address many software development problems, it places new demands on existing database management systems, most of which were designed to operate with traditional programming methodologies and simpler types of data in centralized environments. The hierarchical and relational database management systems now prevalent were developed at a time when data processing operations were highly structured and performed on centralized mainframe platforms. These systems perform well with simple types of data (such as text and numbers) and static relationships. However, businesses are increasingly required to deploy database management systems that can effectively manage the problems and conditions listed below:

            Abstract Data Types. Abstract data, including graphics, images, video, audio and unstructured text, often combined in one application, are proliferating in business applications and on the Internet.

            Complex Data Relationships. Telecommunications networks, Internet/Intranet applications, health care systems, customer support systems, airline reservation systems and logistics management often involve complex relationships among thousands of rapidly changing items.

            Constant Change. Business rules, data relationships, technology and information are constantly changing, requiring information systems and applications that can be quickly deployed and flexibly evolved to adapt to changes while maintaining overall system quality and data integrity and while keeping the system in service.

            Highly Distributed Data. Complex, interrelated, constantly changing data may be created in or distributed to dozens or hundreds of locations around the world, and must be carefully managed to maintain integrity yet be available on demand to many users on different platforms.

      The growth of the Internet and the World Wide Web as mainstream computing and communication platforms compounds these challenges. The Internet incorporates new types and combinations of dynamic, abstract data, and involves a complex array of relationships among users, service and content providers, data sources and information repackagers and resellers. This computing environment is inherently distributed and dynamic and is evolving at a rapid pace. The use of the Internet for transactional applications and internal corporate Intranets is accelerating this complexity, further increasing demand for new software and database technologies. Companies are increasingly seeking to integrate Internet and Intranet applications with corporate databases, but the abstract multimedia information and complex, changing data relationships prevalent in these applications are not easily accommodated by hierarchical or relational databases.

      Database management systems have evolved through several generations of technology, each responding to the data processing demands of its time but limited in its ability to address new problems effectively. The first on-line data management technologies indexed and stored data in a computer's file system and provided database access to only one user at a time. These file systems are extremely fast for single-user applications but are impractical when multiple users need access to common data. Hierarchical databases, such as IBM's IMS, and network databases enable multiple programs and users to process very large volumes of similarly structured data, often in large batch operations. While these databases provide high speed performance for such tasks as processing bank records, phone bills and insurance information, they are relatively inflexible, and are often inefficient in handling abstract data types and complex dynamic relationships. The application programs developed for these systems are in many cases over 20 years old, and can be difficult and costly to maintain and error-prone when modified. However, because they are well suited for certain applications, hierarchical and network databases remain in wide use today.

      Relational database management systems ("RDBMSs") were developed in the 1970s to address the inflexibility of hierarchical and network databases. They were used initially to perform ad hoc queries and later for on-line transaction processing and decision support systems. An RDBMS stores data in a series of two-dimensional tables and defines relationships between data by connecting rows and columns and linking multiple tables. Complex queries are performed by indexing multiple tables and then "joining" them to create a different view of the data. RDBMSs are adept at handling simple types of information, such as alphanumeric data, and managing static relationships, such as that between a part number and an invoice. They are less effective in managing more abstract data types, such as graphics, video and audio, which they must "decompose" into a series of two-dimensional tables and then re-compose when needed, or must store as isolated binary large objects that do not support analysis, manipulation or relationships to other data. In addition, RDBMSs are relatively inefficient when used to manage complex relationships because of the inherent burden of indexing and joining multiple two-dimensional tables. This performance burden can significantly lengthen response times and is compounded when users seek to maintain data on more than one server in a distributed environment because data must be transmitted to a central server where these joins can be performed. The burden is increased as applications become more complex and information more interrelated. As a result, the Company believes that RDBMSs cannot provide the level of performance required by many users for a growing number of complex distributed applications.

      Relational database vendors have attempted to address some of the shortcomings of RDBMSs by "extending" their support for abstract data types with object-relational approaches. An example of one approach is the Informix Universal Server, which requires a type of extension called a "data blade" for each data type stored. These data blades perform the operation of helping the relational engine understand data types not intended for relational storage. However, the Universal Server uses a relational "kernel" or core engine in which processing is performed by indexing and joining two-dimensional tables to model and manage multi-dimensional or highly interrelated data. While the Company believes that the use of data blades can improve relational performance, the Company also believes that the performance of object-relational systems is limited by its two-dimensional kernel architecture. The Company also believes that the decision of relational database vendors to pursue object-relational or object-oriented approaches validates the Company's belief that object-oriented database solutions will be increasingly demanded by business organizations.

      For the foregoing reasons, the Company believes today's business organizations need to manage abstract data types as well as complex dynamic relationships in a vastly more distributed environment and that this need is often not effectively addressed by hierarchical, network, relational and object-relational database management systems.

THE VERSANT SOLUTION

      The Versant ODBMS is a database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture. The Versant ODBMS is designed to meet commercial users' requirements for high performance, scalability, reliability and compatibility with heterogeneous computing platforms and legacy information systems. The Versant ODBMS provides users with the following benefits:

      Management of Abstract Data Types. The Versant ODBMS allows users to store and manage a wide range of abstract information, such as images, video, audio and unstructured text, as well as traditional types of alphanumeric data. Nearly any kind of information that can be digitized can be stored as an object in the Versant ODBMS, while maintaining the application-defined behavior and relationships of the objects.

      Language-Independent Support for Object-Oriented Programming. The Versant ODBMS provides native support for the leading object-oriented software development languages -- C++ and Smalltalk, and, using an interface currently in field trials, Java. This support facilitates rapid and flexible development, maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes. Objects developed in these languages are directly stored in the Versant ODBMS. In addition, the Versant ODBMS is language-independent, allowing objects written in one object-oriented language to interoperate with objects written in another object-oriented language.

      High Performance. The Versant ODBMS architecture provides direct access (navigation) to stored objects. Its balanced client-server architecture enhances performance by efficiently distributing processing burdens between the client and the server to leverage the processing power of networked computers. As a result, certain customers running complex applications involving highly interrelated data on the Versant ODBMS have reported up to a hundred-fold improvement in performance compared to RDBMSs running similar applications.

      Highly Scalable Support for Distributed Computing. The Versant ODBMS architecture is designed to support the transparent integration of up to 65,000 separate databases in one network, distributed over a range of hardware and software platforms. Each of these databases has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. Through object-level operations and other design features, the Versant ODBMS can be scaled from small workgroup operations to thousands of users over wide area networks or the Internet.

      Reliability, Availability and Serviceability. The Versant ODBMS offers a number of features designed to permit continuous operation, including features providing on-line backup and recovery and on-line modification of the database system, as well as system utilities that can operate while the system is running. These features, together with replication and disk mirroring provided by the Company's Fault Tolerant Server, support operations 24 hours per day, 365 days per year in environments such as airline reservation, telecommunications network or commercial banking systems, where it is critical that the database be continuously available.

      Support for Three-Tier Architectures. Traditional two-tier architectures are adequate for closely coupled client-server environments but become unwieldy in large, distributed systems. The Versant ODBMS supports three-tier architectures, in which application logic resides as a middle layer between clients and data stores. This architecture insulates data from constant change, allows an end-user or application to locate data across multiple databases and improves the productivity and quality of application development and maintenance.

      Integration with Users' Existing Information Systems. The Versant ODBMS operates on a wide range of client and server platforms, including industry-leading UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Silicon Graphics, as well as Microsoft's Windows 3.1, Windows 95 and Windows NT platforms and IBM's OS/2 platform. Objects can be readily accessed and stored by any combination of these platforms in a heterogeneous network. In addition, Versant-based applications can interoperate with information stored in relational database management systems, enabling such applications to complement RDBMS strengths in structured applications. These compatibilities allow users to protect their existing investments in databases and information systems while migrating newer systems to object-oriented platforms.

STRATEGY

      Versant's objective is to be the leading provider of object management solutions for commercial applications in distributed information systems. Key elements of the Company's strategy to achieve this objective include the following:

      Extend Technology Leadership. The Company's strategy is to leverage its knowledge and expertise in object database management systems for distributed commercial applications. The Company believes that its product architecture includes a number of important technological advances and that this technological leadership is essential to its continued ability to compete effectively. *The Company intends to extend its leadership position by continuing to invest in internal research and development, establishing strategic relationships with leading providers of complementary technologies and integrating the Versant ODBMS with products offered by third parties.

      Leverage Strength in Telecommunications to Other Vertical Markets. The Company is a leading provider of object database management solutions to the telecommunications market, where its products are used in such strategic, distributed applications as network modeling and management, fault diagnosis, service activation and assurance and customer billing. The Company believes that its experience and success in this demanding market positions it to address other vertical markets such as financial services, health care and energy. These markets are similar to the telecommunications market in their increasing reliance on large networks and need for high performance support for abstract data types and for distributed, complex applications involving dynamic, highly interrelated information.

      Capitalize on the Internet/Intranet Market Opportunity. The Company believes that the growth of the Internet and Intranets as computing environments will significantly expand the market opportunity for the Company's object database management technology. Internet/Intranet computing environments and applications are highly distributed and are increasingly becoming more complex, requiring highly scalable, high performance database systems as their infrastructure. In addition, Internet/Intranet applications increasingly incorporate abstract data types and are increasingly being addressed by object-oriented programming languages such as C++, Smalltalk and Java. As a result, the Company believes that its product architecture and its telecommunications experience position it to capitalize upon the Internet/Intranet market. Certain of the Company's customers, including EDS, Genuity, Primus and Spyglass, are using the Company's technology to develop and/or deploy Internet/Intranet applications designed to enhance the performance of Internet/Intranet infrastructures. *The Company intends to continue working with partners to improve the performance of Internet/Intranet infrastructures, although there can be no assurance that the

Company and/or its partners or customers will be successful in developing solutions that enhance the performance of such infrastructures.

      Expand Distribution Channels. *The Company intends to expand both its direct and indirect distribution channels by hiring additional direct sales personnel and recruiting additional VARs, distributors and other resellers. *As familiarity with object-oriented technology and awareness of the Company's products increase, the Company believes that it will be able to increase its use of indirect sales channels to address a broader market and to capitalize on resellers' integration capabilities. In addition, the Company believes that international markets present attractive opportunities, particularly as telecommunications and other industries face increasing change and competitive pressures worldwide. *The Company intends to continue to expand its international distribution network and foreign direct sales operations to capitalize on these opportunities, and in March 1997 the Company exercised its option to acquire Versant Object Technology GmbH, its independent, German-based European distributor ("Versant Europe").

      Enable Customers to Implement a Complete Solution. The Company believes that its object database management systems can provide customers with a foundation upon which they can build a broader object-oriented environment that includes development language interfaces, object request brokers, class libraries and tools for the development of applications and interfaces and for the integration of existing data and applications. In addition to the Versant ODBMS, the Company currently provides object-oriented programming language interfaces, database query tools, application development tools for use with the Versant ODBMS and legacy database access tools, and has a product in Beta test designed to enable end-users to emulate a live database session using Web browsers. *The Company intends to expand the breadth of its product offerings through internal development efforts and through marketing, licensing and other relationships with providers of complementary technologies and other market participants. The Company believes that by providing its customers with a more complete solution, it can facilitate their adoption of object-oriented technology and expand the use and value of its products.

      Increase Penetration of Current Customer Base. The Company seeks to generate incremental, recurring revenue from its installed base of customers. A customer's successful development of an application under a development license can lead to additional revenue from deployment licenses. The scalability of the Versant ODBMS enables customers to add end-users, providing additional license revenue to the Company as customers expand their use of the product. The adaptability of the Versant ODBMS to a wide range of applications allows customers who have successfully implemented the Versant ODBMS for one function to develop applications for other functions.

PRODUCTS AND SERVICES

      The Company's core product is the Versant ODBMS, a high performance object database management system. In addition, the Company offers object-oriented programming language interfaces, database query tools, application development tools and legacy database access tools, and has a product in Beta test designed to emulate a live database session using Web browsers. Customers licensing the Versant ODBMS receive the database engine with one object-oriented programming language interface and a set of integrated database utilities. For additional fees, customers may obtain additional programming language interfaces, and users requiring continuous operation in mission-critical environments can license the Versant Fault Tolerant Server. The Company offers a variety of services to assist customers in the design, development and management of their database applications, including training, consulting and custom development services.

Products

      Versant ODBMS. The Versant ODBMS is designed to support multi-user, commercial applications in distributed environments. Its balanced client-server architecture enables the system to process a wide variety of abstract data types and complex applications in a highly concurrent, high performance manner. The product is designed to integrate over 65,000 databases connected over a like number of locations on a variety of hardware and software platforms. Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. The Company believes that the customer applications developed to date have used only a small portion of this theoretical capacity. The Versant ODBMS implements a variety of database features, including two-phase commits for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur. In addition, on-line management utilities enable routine maintenance to be performed while the database is running. These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compact volumes on disk storage and related functions. These utilities provide multiple levels of administrative access and application security. With version 5.0 of the Versant ODBMS (released in March 1997), Versant provides substantial additional performance and scalability features, including multi-threaded database client and server and multi-session client capabilities, logging and memory management enhancements and full operations on Symmetric Multi-Processing server computers. In combination, these new features enhance the ability of the Versant ODBMS to support massive centralized or distributed computing infrastructures.

      Programming Language Interfaces. The Versant ODBMS implements an object model that is a superset of the capabilities of C++, Smalltalk and Java. The interfaces to these object-oriented languages make the database appear to be a natural and transparent extension of the language. The Smalltalk interface supports both IBM VisualAge and ParcPlace VisualWorks Smalltalk environments. Programs written in any of these languages can use objects written in another, allowing integration of corporate data stores regardless of application development language. In 1996, the Company substantially completed development of the Versant Java Direct Interface, which is currently in Beta test on Solaris platforms, and the Company is currently completing development work to port this interface to other platforms. In addition, the Company provides a C language interface.

      Fault Tolerant Server. For continuous operation in mission critical environments, the Company offers the Versant Fault Tolerant Server. This product ensures transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails due to operating system failure, hardware breakdown or other interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without application interruption.

      Internet/Intranet Products. Customers are using the Versant ODBMS to develop and/or deploy Internet/Intranet applications including demographic analysis, vertical shopping kiosks, multi-organization decision making and transaction management. The Company currently has two new products in Beta test that are designed specifically to enable the Versant ODBMS to provide enhanced support for advanced Internet and Intranet applications. One product, Versant Web, is designed to emulate a live database session using commercially available Web browsers. The second, the Versant Java Direct Interface, allows Internet application developers to write Java applications directly to the Versant ODBMS. Certain of the Company's customers are also using Versant technology to create applications designed to improve the performance of Internet/Intranet infrastructures. The Company's ability to successfully evolve its new products from Beta test to commercial release is subject to a number of risks and uncertainties, and no assurances can be given regarding the timing of such commercial releases or the functionality that will ultimately be provided in any commercially available new product.

      Data Access and Integration Tools. The Versant ODBMS allows users a choice of access methods for querying and manipulating data in the Versant ODBMS and to obtain data from relational databases. With the Versant SQL Suite, the Company offers Open Database Connectivity ("ODBC") capability and Structured Query Language ("SQL") access to data stored in relational databases using industry-standard off-the-shelf query and reporting tools. These tools permit customers to retain their investments in legacy systems while addressing new applications with the productivity, flexibility and performance characteristics available through object technology.

      Application Development Tools. In 1994, Versant entered into an agreement with Miramar Technology S.A. de C.V. ("Miramar") for joint development and marketing of Miramar's Argos development tool, which Versant marketed as Versant ARGOS. Effective December 31, 1996, the agreement with Miramar expired and was not renewed. In Tools.H++, the Company has developed a product enhancement integrating the Versant ODBMS with C++ class libraries from Rogue Wave and is negotiating a license from Rogue Wave to allow the Company to resell the Rogue Wave class libraries to its customers.

      Licensing and Pricing. The Company licenses its products directly to end-users principally through three types of licenses -- development licenses, deployment server licenses and deployment client licenses. The development license is sold on a "per seat" basis and authorizes the customer to develop an application program that uses the Versant ODBMS. Before a customer may deploy an application, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application. The Company also licenses its products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

      List prices of a development license currently range from $1,500 to $9,000. List prices of server deployment licenses currently range from approximately $2,000 for a single user database to over $300,000 for an application with 200 concurrent users. List prices of client deployment licenses vary from $350 to $2,000 per client, depending on the platform. The Company provides alternative pricing for "non-interactive" environments where the product is deeply embedded in a component, such as a telephone switch, and does not have "end users." The Company licenses the Fault Tolerant Server and Versant SQL Suite options, and, following completion of Beta testing, expects to license the Versant Java Direct Interface and Versant Web options. License fees to customers may vary from list prices depending on a number of factors. Sales through distributors generally involve a significant discount to list prices. Prices for project licenses will vary with the scope and nature of the underlying project.

      A typical VAR develops an application incorporating the Versant ODBMS and then licenses the application to its customer. VARs purchase development licenses from the Company on a per seat basis on terms similar to those of development licenses sold directly to end-users. VARs are authorized by the Company to sub-license deployment copies of the Versant ODBMS, together with the VAR's application, to end-users. Deployment license pricing for sales through VARs generally is based either on a percentage of the total price charged by the VAR to its end-user customers or are based on a percentage of the Company's list prices.

  Services

      The Company offers a variety of services to assist customers in the design, development and management of their database applications. Training is offered in a variety of Versant-specific and object-related technologies and ranges from beginning to advanced levels. Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis. In addition, the Company provides custom development services to customers who request unique or proprietary product extensions. These services may be performed by third-party integrators, consultants or the Company, depending on the nature and complexity of the request. Maintenance and technical support services are available at an annual fee typically equal to 15% of the list price of the software. Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of a Company product and entitle the customer to telephone support and to product and documentation updates. For additional fees, customers may purchase a special support package providing a dedicated support engineer, and may obtain telephone support available 24 hours per day. All maintenance contracts are renewable annually.

CUSTOMERS AND APPLICATIONS

      As of December 31, 1996, the Versant ODBMS had been licensed by approximately 600 customers for development and/or deployment in a wide range of applications. Many of these customers have licensed multiple copies for use in different applications. Sales to MCI Telecommunications, Sprint and Versant Europe each represented at least ten percent of the Company's total revenue in 1996.

      In any given quarter, it is typical for a relatively small number of customers to constitute a significant percentage of the Company's total revenue. In addition, in 1995 and 1996, 51% and 62%, respectively, of the Company's total revenue were attributable to sales of products and services to telecommunications companies. *The Company's future performance will depend in significant part on the continued growth of the use of ODBMSs in telecommunications applications and the acceptance of the Company's products within the telecommunications industry. The failure of ODBMSs or the Company's products to perform favorably in and become an accepted component of telecommunications applications, or a slower than expected increase or a decrease in the volume of sales of the Company's products and services to telecommunications companies, could have a material adverse effect on the Company.

      The following examples illustrate how selected organizations are using the Versant ODBMS.

      Telecommunications. A major telecommunications equipment manufacturer uses the Versant ODBMS to provide an open, integrated and scalable network management system. This network management system, designed for telecommunication service providers, uses the Versant ODBMS to model thousands of high performance, intelligent network elements, such as switches and routers, as well as their relationships to one another and permits storage of the entire network topology and all of its interdependencies as objects in the Versant ODBMS. Complex network management analysis and decision-making can be accomplished in significantly less time using the Versant ODBMS rather than traditional database management system ("DBMS") technologies. For example, when a network element failure occurs, many traditional systems can require that a network administrator, through a number of relatively lengthy processes, manually query multiple network elements to ascertain where the failure occurred and assess the impact on the remainder of the network. Using the network management system developed with the Versant ODBMS, a network administrator is automatically notified of the location of the failure and the network elements and relationships affected. The network management system's use of the Versant ODBMS also facilitates rapid assimilation of new software configurations and improvements. System administrators can easily and transparently incorporate technological improvements into the network management system by modifying existing objects or incorporating new objects, or can reconfigure the system to reflect changes in the network.

      Internet. Abstract data types are at the heart of many Internet applications. A large technology integrator used the Versant ODBMS to build a large multimedia asset management systems so that users from the film, advertising, news media and publishing industries can access over 250 gigabytes of on-line video and film archives over a variety of broadband networks. The system allows users to enter a number of different search criteria including spatial, temporal and action characteristics and to quickly review video or film clips that conform to the requested parameters. Using an RDBMS for this application would have required the decomposition of objects into tables, severely affecting performance and development time. Another company, a leading supplier of web servers, is working with Versant to improve search performance for users inside corporate firewalls. A number of leading Internet service providers are also working with Versant on projects that reduce network bandwidth limitations and reduce network latency related to web site update.

      Health Care. Like telecommunications, health care is undergoing rapid change. Deregulation, new technologies and market forces place increasing pressures on a broad range of health care providers to change the way that they manage clinical, financial and administrative information. Many health care providers are replacing decades-old stand-alone information systems with more capable, networked systems that allow multiple providers to share patient information quickly and economically. One software developer, in cooperation with a major pharmaceutical manufacturer and managed care provider, used the Versant ODBMS to build a "Health Objects Framework," a reusable set of business objects that holds all patient records, both clinical and financial, and permits access in a distributed environment regardless of health plan, primary care physician, pharmacy or patient care facility. The Company believes that this system is contributing to significant reductions in cost, reduced occurrence of errors and faster cycle times by integrating clinician-generated prescriptions with patient records at pharmacies to avoid manual screening for drug interaction and overmedication problems. The Company believes that this system also is improving efficiency at long-term care facilities by automating supply reordering and thereby eliminating costly paper processes.

MARKETING AND SALES

      The Company markets and sells the Versant ODBMS in the United States principally through its direct sales force and VARs and internationally through its distributors, direct sales force and VARs.

      Direct Sales. As of December 31, 1996, the Company's direct sales organization consisted of 31 employees based at the Company's corporate headquarters in Menlo Park, California and at its offices in New York City, New York; Chicago, Illinois; Loveland, Colorado; Dallas, Texas; Alpharetta, Georgia; Bridgewater, New Jersey; Columbia, Maryland; and Milsons Point, Australia. The direct sales organization includes a telesales force that supports the Company's field sales personnel, maintenance renewals and handles smaller orders. The direct sales organization also includes systems engineers who are able to answer technical questions and assist customers in running benchmarks against competitive products and developing prototype applications. In 1995 and 1996, sales by the Company's direct sales force (including sales to VARs) accounted for over 90% and 89%, respectively, of the Company's total revenue.

      Indirect Sales. An important part of the Company's sales strategy is the development of indirect distribution channels, such as VARs, systems integrators and foreign distributors. Typical VARs build application programs in which they embed a deployment copy of the Versant ODBMS. Systems integrators may include the Company's products with those of others to provide a complete solution to their customers. Foreign distributors include Versant Europe as well as distributors based in Japan, France, Italy and Israel. VARs are typically not subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs, distributors and systems integrators also offer competing products that they produce or that are produced by third parties.

      Marketing. The Company conducts marketing programs intended to position and promote its products and services, including direct mail, advertising, seminars, trade shows, public relations and distribution of product literature. The Company also maintains a Web site where prospective customers can obtain general information about its products, services and distribution partners. Marketing personnel provide price lists and product descriptive materials, including white papers, and assist the direct sales force in their efforts through lead generation and sales training. The marketing department also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction.

      Sales Process. Due in part to the strategic nature of certain Versant ODBMS applications and magnitude of the associated hardware, networking, software and consulting expenditures, potential customers are typically cautious when making product acquisition decisions. For these and other reasons, the sales cycle for the Company's products to new customers often exceeds six months and may extend to a year or more. However, for existing customers with successful deployed applications, sales cycles for new products may not be as long. During the sales cycle, meetings involving both technical and management staff are frequently conducted at the customer's site and at the Company's headquarters. The Company faces significant competition in the DBMS marketplace, and prospective customers typically perform a detailed technical evaluation or benchmark of the Versant ODBMS and, often, competitive products, as a part of the selection process. Upon completion of the evaluation, the customer may purchase one or more development licenses for the team of programmers that will build the application. Additionally, the customer may order maintenance, training courses and assistance from the Company's consultants. While the customer can purchase a deployment license at the same time as it purchases a development license, or can purchase a project license that covers development and deployment for an entire project, most customers defer their purchase of a deployment license and related maintenance until they complete application development (a process that typically takes at least six months and can exceed one year) and then decide to deploy the application. There can be no assurance that any particular customer will complete the development of an application successfully, or that, upon completion of development, the customer will decide to deploy the Versant ODBMS. As additional users are added to a system, the customer purchases additional deployment licenses, without further deliveries from the Company, providing additional revenue over an extended period at relatively low incremental cost to the Company. Depending on the application type and the customer size, it is possible for the price of a customer's deployment licenses to substantially exceed the price of its earlier development licenses.

      Sales of Third Party Products. In order to enhance the functionality of the Versant ODBMS, the Company has offered certain products licensed from third parties, which are generally offered only in combination with the Versant ODBMS and are not currently material to the Company's business.

      The Company's software is typically shipped to customers shortly after the execution of a license agreement and upon the Company's receipt of the order. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

RESEARCH AND DEVELOPMENT

      *The Company has committed, and expects to continue to commit, substantial resources to its research and development efforts. The Company's current development efforts are focused on improving performance and scalability of the Versant ODBMS within large-scale run-time environments and enhancing product functionality to meet customer needs. These efforts include the support of new object-oriented software development languages, tools and industry standards, the development of interfaces specifically designed for the storage and dissemination of complex, non-traditional information on the Internet and Intranets and the development of tools to provide improved database query capability and legacy database integration. Research and development expenses were approximately $2.1 million, $2.0 million and $3.3 million in 1994, 1995 and 1996, respectively. To date, substantially all research and development expenditures have been expensed as incurred.

      The Versant ODBMS has, to date, been almost entirely developed by the Company's research and development personnel. The Company's development team consisted of 30 full-time employees as of December 31, 1996, most of whom are software engineers with significant experience in such technologies as object-oriented software development, relational database technology, platform engineering, design and integration and large-scale run-time environments. The Company selectively supplements its internal staff with outside consultants having expertise in specific areas. The Company's future success will depend on its ability to attract, train and retain highly skilled research and development personnel. Competition for such personnel is intense, especially the competition for personnel familiar with object-oriented technology. *The Company expects that such competition will continue for the foreseeable future and may intensify.

      *The Company believes that its future results will largely depend on its ability to improve its current technologies and to develop new products and product enhancements on a timely basis. The market for the Company's products and services is characterized by changing customer demands, rapid technological change and frequent introductions of new products and product enhancements. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of the Company's products are difficult to estimate. *The Company has in the past experienced delays in the introduction of new products and features, and may experience such delays in the future. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

      New products or new versions of existing products may, despite testing, contain undetected or unresolved errors or bugs that will delay their introduction or adversely affect their commercial acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to signed license agreements and, to a lesser extent, "shrink-wrap" licenses displayed in product packaging, which impose certain restrictions on the licensee's ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents but has one patent application pending.

      Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products, obtain or use information that the Company regards as proprietary or use or make copies of the Company's products in violation of license agreements. Policing unauthorized use of the Company's products is difficult. In addition, the laws of many jurisdictions do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. In particular, "shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and copyright and trade secret protection for software may be unavailable in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

      To date, the Company has not been notified that its products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim that the Company's current or future products infringe such rights. The Company expects that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

      The Company's future success will depend in part on the Company's ability to integrate its products with those of vendors providing complementary products. The Versant ODBMS must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end-user solution. There can be no assurance that the Company will receive the support of these third-party vendors, some of which may compete with the Company, to integrate the Company's products with the vendors' products.

COMPETITION

      The market for the Company's products is intensely competitive and highly fragmented. The Company believes that the primary competitive factors in its market include database performance (including the speed at which operations can be executed and the ability to support large amounts of different information), vendor reputation, the ability to handle abstract data types and more complex data relationships, ease of use, database scalability, the reliability, availability and serviceability of the database, compatibility with customers' existing technology platforms and the ease and speed with which applications can be developed, price and service and support.

      The Company's current and prospective competitors include companies that offer a variety of database solutions using various technologies including object database, object-relational database and relational database technologies. Competitors offering object and object-relational database management systems include Object Design, Inc., Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc., Gemstone Systems, Inc., Poet Software Corporation, O2 Corp., ONTOS, Inc., and Fujitsu America, Inc. In addition, the Company's products compete with traditional relational database management systems, many of which have been or are expected to be modified to incorporate object-oriented interfaces and other functionality. The principal competitors in the relational database market are Oracle, Sybase, Informix, IBM and Microsoft. *The Company expects to face additional competition from other established and emerging companies as the object database market continues to develop and expand. New or enhanced products introduced by existing or future competitors could increase the competition faced by the Company's products, and each of Informix, IBM, Microsoft and Oracle has either announced the development of, or has introduced, enhanced versions of its principal database products that are intended to improve the performance or expand the capabilities of its existing products to support object-oriented applications. In addition, Computer Associates has announced its acquisition of object database management technology and its intention to offer an ODBMS product. Although the Company believes that the decision of relational database vendors to pursue object-relational or object-oriented approaches validates the Company's belief that object-oriented database solutions will be increasingly demanded by today's business organizations, the heightened competition that the Company expects to face could result in fewer customer orders, price reductions, reduced transaction size, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition and on the market price of the Company's Common Stock. The Company believes that the Versant ODBMS is currently more expensive than typical RDBMSs, and there can be no assurance that the Company will be able to maintain prices for its products at levels that will enable the Company to market its products profitably. Any decrease in per unit prices, as a result of competition or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

      Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company. As a result, the Company's competitors may be able to devote greater resources to the development, promotion and sale of their products, may have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on its business, operating results and financial condition.

EMPLOYEES

      As of December 31, 1996, the Company had a total of 103 employees, 98 of whom were based in the United States and 5 of whom were based in Australia. Of the total, 51 were engaged in engineering and technical services, 41 were engaged in sales and marketing and 11 were engaged in administration and finance. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppage to date, and believes that its relationship with its employees is good.

      *The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. *The Company's future success also depends on its continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, especially in Silicon Valley where the Company's headquarters are located, and there can be no assurance that the Company will be able to attract, train and motivate such personnel.

ITEM 2.  PROPERTIES

      The Company's principal administrative, sales, marketing and research and development facility occupies approximately 16,875 square feet in Menlo Park, California under a lease that expires in August 1997. In February 1997, the Company signed a 10-year lease for a facility under construction of approximately 54,000 square feet in Fremont, California that it expects to occupy prior to the expiration of its current facility lease and after completion of exterior and interior improvements. The Company believes that the Fremont facility will be adequate for its requirements for several years. The Company also leases space for sales offices, generally under one year operating lease agreements, in New York City, New York; Chicago, Illinois; Loveland, Colorado; Dallas, Texas; Bridgewater, New Jersey; Alpharetta, Georgia; Columbia, Maryland; and Milsons Point, Australia.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


Market Information for Common Stock

      The Company's common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "VSNT." The Company completed its initial public offering on July 18, 1996. Prior to July 18, 1996, there was no public trading market for the Company's Common Stock. The following table reflects the range of high and low sales prices of the Company's Common Stock for the last two quarters of 1996. This information is based on closing prices as reported by Nasdaq.

                                                      1996
                                                HIGH         LOW
                                                ----         ---
           Third Quarter*................     $27.625      $ 8.000
           Fourth Quarter................     $24.000      $15.875

*  Commencing July 18, 1996


Stockholders

      As of February 28, 1997, there were approximately 206 shareholders of record of the Company's Common Stock. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street name. Based on information available to the Company, the Company believes it has at least 500 beneficial shareholders of its Common Stock.

Dividends

      The Company has neither declared nor paid cash dividends on its Common Stock in the past. The Company intends to retain future earnings, if any, to fund development and growth of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this Annual Report on Form 10-KSB, including in "Other Factors That May Affect Future Operating Results" below, and in the Company's Form SB-2 Registration Statement declared effective by the SEC on July 17, 1996, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this section of the Annual Report which contain such forward looking statements, and words such as "believes", "expects", "may", "intends", and similar expressions are intended to identify forward-looking statements; however, neither the preceding asterisk nor these words are the exclusive means of identifying such statements. The section entitled "Other Factors That May Affect Future Operating Results," which has a substantial number of forward-looking statements, has not been asterisked for improved readability. The Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

      The following table presents Statement of Operations Data for the five years ended December 31, 1996.

                                                        Year Ended December 31,
                                       ----------------------------------------------------
                                         1996       1995       1994       1993       1992
                                         ----       ----       ----       ----       ----
STATEMENT OF OPERATIONS DATA:                   (in thousands, except per share data)
Revenue:
   License                             $ 12,202   $  7,810   $  5,649   $  2,485   $    837
   Services                               6,191      4,067      2,590      3,526      2,997
                                       --------   --------   --------   --------   --------
     Total revenue                       18,393     11,877      8,239      6,011      3,834
                                       --------   --------   --------   --------   --------

Cost of revenue:
   License                                1,144      1,062        930        276        116
   Services                               2,987      2,258      1,563        906      2,193
                                       --------   --------   --------   --------   --------
     Total cost of revenue                4,131      3,320      2,493      1,182      2,309
                                       --------   --------   --------   --------   --------
Gross profit                             14,262      8,557      5,746      4,829      1,525
                                       --------   --------   --------   --------   --------

Operating expenses:
   Marketing and sales                    8,327      6,319      5,710      4,060      4,444
   Research and development               3,323      2,048      2,063      2,334      2,611
   General and administrative             1,501      1,419      1,093      1,098      1,094
                                       --------   --------   --------   --------   --------
     Total operating expenses            13,151      9,786      8,866      7,492      8,149
                                       --------   --------   --------   --------   --------

Income (loss) from operations             1,111     (1,229)    (3,120)    (2,663)    (6,624)
                                       --------   --------   --------   --------   --------
Interest income and other, net              429         70        117        131        270
Income (loss) before taxes                1,540     (1,159)    (3,003)    (2,532)    (6,354)
                                       --------   --------   --------   --------   --------
Provision for income taxes                  129         73         56         99         19
                                       --------   --------   --------   --------   --------
     Net income (loss)                 $  1,411   $ (1,232)  $ (3,059)  $ (2,631)  $ (6,373)
                                       ========   ========   ========   ========   ========

Net income per share                   $   0.18
                                       ========
Pro forma net loss per share (1)                  $  (0.21)
                                                  ========
Shares used in per share calculations     7,781      5,933
                                       ========   ========

(1) See Note 2 of Notes to Financial Statements for an explanation of the determination of pro forma net loss per share.

OVERVIEW

      Versant was incorporated in August 1988 and commenced commercial shipments of its principal product, the Versant ODBMS, in 1991. Since that time, substantially all of the Company's revenue has been derived from (i) sales of development and deployment licenses for the Versant ODBMS, (ii) related maintenance and support, training, consulting and nonrecurring engineering fees (the "Associated Services") and (iii) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS ("Third-Party Products"). The Company released Version 4.0 of the Versant ODBMS in July 1995 and released Version 5.0 in March 1997. *The Company currently expects that licenses of the Versant ODBMS and peripheral products, including the Versant SQL Suite, the Versant Java Direct Interface and Versant Web, and Associated Services will be the Company's principal sources of revenue for the foreseeable future. *As a consequence, the Company's future operating results will depend upon its ability to expand market acceptance of the Versant ODBMS. *A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. *The timing of such orders and their fulfillment has caused, and likely will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In 1995 and 1996, three customers accounted for approximately 43% and 49% of the Company's total revenue, respectively. Further, in 1995 and 1996 approximately 50% and 62%, respectively, of the Company's total revenue was derived from customers in the telecommunications industry. *The Company expects that sales to telecommunications customers will continue to represent a majority of the Company's total revenue in 1997. However, there can be no assurance that the Company will earn comparable revenue from these customers or this industry in future periods.

      The Company licenses its products directly to end-users principally through three types of licenses -- development licenses, deployment server licenses and deployment client licenses. Development licenses are sold on a "per seat" basis and authorize the customer to develop an application program that uses the Versant ODBMS. Before a customer may deploy an application, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database management system. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application. Pricing of the Versant ODBMS varies according to several factors, including the computer platform on which the application will run and the number of users that will be able to access the server at any one time. For certain applications, the Company offers deployment licenses priced on a "per user" basis. The Company also licenses its products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project. *The Company believes that project licenses will represent an increasing portion of its licenses in the future. *Although project licenses reduce the risk that a given customer will not purchase deployment licenses after purchasing development licenses, the total license fee paid for a project license may be less than the Company would have received had the customer purchased development and deployment licenses separately. *Additionally, the Company's increasing use of project licenses may also result in the Company recognizing revenue earlier than it might have otherwise.

      VARs purchase development licenses from the Company on a per seat basis, on terms similar to those of development licenses sold directly to end users. VARs are authorized by the Company to sub-license deployment copies of the Versant ODBMS, together with the VAR's application, to end-users. Deployment license pricing for sales through VARs generally represents either a percentage of the total price charged by the VAR to its end-user customers or a percentage of the Company's list prices.

      The Company's development and deployment license agreements and agreements with VARs typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term. Revenue from perpetual license agreements is recognized upon shipment of the software if no significant vendor obligations remain, payments are due within the Company's normal payment terms and collection of the resulting receivable is deemed probable. In instances in which a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months. Training and consulting revenue is recognized when a customer's order has been received and the services have been performed. The Company has entered into contracts with certain of its customers that require the Company to perform development work in return for nonrecurring engineering fees. Revenue related to such nonrecurring engineering fees generally is recognized using the percentage-of-completion method of accounting. Amounts received from customers under certain license, maintenance and nonrecurring engineering agreements involving significant continuing obligations of the Company are included on the Company's balance sheet as deferred revenue.

      The Company sells the Versant ODBMS and peripheral products, Associated Services and Third-Party Products primarily through its direct sales force to end-user customers and VARs and, to a lesser extent, through foreign distributors. Through late 1993, the Company focused its sales efforts on developing indirect sales channels and contracting for nonrecurring engineering fees from its marketing partners. In late 1993, the Company changed its sales strategy to a direct sales model and began increasing the size of its direct sales force. In 1995 and 1996, sales by the Company's direct sales force (including sales through VARs) accounted for more than 90% and 89%, respectively, of the Company's total revenue.

         During 1995, the Company entered into an agreement with ISAR-Vermogensverwaltung Gbr mbH ("ISAR"), an entity formed by a group of European investors, pursuant to which ISAR organized and funded Versant Europe. Versant provided Versant Europe with exclusive European distribution rights for the Company's products, subject to the rights of existing distributors, and with management responsibilities for Versant's existing distributors in Europe. In March 1997, the Company exercised its option to acquire Versant Europe. *This acquisition, in which Versant will pay approximately $3.6 million in cash and stock, will be accounted for as a purchase. In 1996, which was Versant Europe's first full year of operations, Versant Europe had revenues of $1.4 million and a net loss of $1.9 million. The Company received $1.9 million in revenue and royalties from Versant Europe in 1996. As of February 28, 1997, Versant Europe had 28 employees and consultants.

         Since inception, the Company has invested significant resources in developing the Versant ODBMS and in building the Company's sales, marketing, consulting and administrative organizations. *The Company expects to hire additional personnel in all of these functional areas and increase its promotion and selling expenditures during 1997. The labor market in which the Company operates is highly competitive, and there can be no assurance that key employees can be employed or retained without substantial increases in the Company's operating expenses.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as percentages of total revenue for the periods indicated:

                                                  Year Ended December 31,
                                              --------------------------------
                                                1996        1995         1994
                                                ----        ----         ----
Revenue:
  License                                        66.3%       65.8%        68.6%
  Services                                       33.7        34.2         31.4
                                               ------      ------       ------
      Total revenue                             100.0       100.0        100.0

Cost of revenue:
  License                                         6.2         9.0         11.3
  Services                                       16.3        19.0         18.9
                                               ------      ------       ------
      Total cost of revenue                      22.5        28.0         30.2

Gross margin                                     77.5        72.0         69.8

Operating expenses:
  Marketing and sales                            45.3        53.2         69.3
  Research and development                       18.1        17.2         25.0
  General and administrative                      8.1        12.0         13.3
                                               ------      ------       ------
       Total operating expenses                  71.5        82.4        107.6
Income (loss) from operations                     6.0       (10.4)       (37.8)
                                               ------      ------       ------
Interest income and other, net                    2.4         0.6          1.4
Income (loss) before taxes                        8.4        (9.8)       (36.4)
Provision for income taxes                        0.7         0.6          0.7
                                               ------      ------       ------
Net income (loss)                                 7.7%      (10.4)%      (37.1)%
                                               ======      ======       ======

      Revenue

      Total revenue increased 44% from $8.2 million in 1994 to $11.9 million in 1995 and an additional 55% to $18.4 million in 1996.

      License revenue increased 38% from $5.6 million in 1994 to $7.8 million in 1995 and an additional 56% to $12.2 million in 1996. The increase in license revenue during 1995 compared to 1994 was attributable principally to a larger and more experienced direct sales force as well as the release of Version 4.0 of the Versant ODBMS in July 1995. The increase in license revenue during 1996 compared to 1995 was attributable principally to an increased number of license sales, significant revenue from deployment licenses sold to several telecommunications companies and sales to Versant Europe. In addition, in 1996, Versant began receiving revenues from the Internet/Intranet market. *The Company expects license revenue to increase in 1997 in absolute dollar terms due to increased license purchases by telecommunications, Internet/Intranet and other customers, and the receipt of gross revenues, rather than royalties, from the sale of licenses by Versant Europe, as a result of the acquisition of Versant Europe. *The Company also believes that license revenue as a percentage of total revenue will remain flat or increase in 1997 compared to 1996. However, due to risks highlighted in the section, "Other Factors That May Affect Future Operating Results," below, there can be no assurance that license revenue will increase or remain level, in absolute dollar terms or as a percentage of total revenue, in 1997 when compared to 1996.

      Services revenue increased 57% from $2.6 million in 1994 to $4.1 million in 1995 and an additional 52% to $6.2 million in 1996. The increase in services revenue during 1995 compared to 1994 was attributable principally to increased maintenance revenue from a larger installed base, substantial growth in the Company's training and consulting business with end-user customers and nonrecurring engineering fees from two porting contracts with large end-user customers. The increase in services revenue during 1996 compared to 1995 was attributable principally to increased maintenance revenue from a significantly larger installed base and substantial growth in training and consulting revenue, offset in part by a decrease in nonrecurring engineering fees. *The Company expects services revenue to increase in absolute dollar terms, attributable principally to increased maintenance and training and consulting revenue; and for services revenue to remain flat or decline as a percentage of total revenue in 1997. Due to risks highlighted in the section, "Other Factors That May Affect Future Operating Results," below, there can be no assurance that services revenue will increase in absolute dollar terms, or remain flat or decrease as a percentage of total revenue, in 1997 when compared to 1996.

      Export revenue decreased by 5% from $3.7 million in 1994 to $3.5 million in 1995 and then increased by 20% to $4.2 million in 1996. The decrease in export revenue during 1995 compared to 1994 resulted from the conclusion of nonrecurring engineering contracts with international OEMs in 1994. The increase in export revenue during 1996 compared to 1995 resulted primarily from higher sales to Versant Europe and Australia. *The Company intends to continue to expand its sales and marketing activities outside the United States, which will require significant management attention and financial resources. The Company's export sales are currently denominated predominantly in United States dollars. However, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in foreign markets. The Company believes that the increase in the value of the United States dollar relative to foreign currencies in 1996 did not have a material effect on the Company's operating results. *As the Company increases its international sales, its total revenue will be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world. Export revenue as a percentage of total revenue decreased from 45% in 1994 to 30% in 1995 to 23% in 1996. *With the Company's recent decision to acquire Versant Europe and the Company's increased emphasis on international sales, the Company expects export revenue to increase as a percentage of total revenues; however, there can be no assurance that export revenue will grow faster than domestic revenue, if at all.

      Cost of Revenue

      Total cost of revenue increased by 33% from $2.5 million in 1994 to $3.3 million in 1995 and increased an additional 24% to $4.1 million in 1996.

      Cost of license revenue consists primarily of product royalty obligations incurred by the Company when it sub-licenses Third-Party Products, royalty obligations incurred by the Company under a porting services agreement, product packaging, freight, user manuals, product media, production labor costs and reserves for estimated bad debts. Cost of license revenue increased by 14% from $930,000 in 1994 to $1.1 million in 1995 and remained level at $1.1 million in 1996. The increases in cost of license revenue during 1995 compared to 1994 were principally attributable to overall growth in license revenue. Cost of license revenue during 1996 compared to 1995 remained level as costs related to overall growth in license revenue and additions to bad debt reserves were offset by reduced royalty obligations from lower sales of Third Party Products. *The Company believes, based on its decision not to renew its relationship with Miramar and its reduced reliance on Third Party Products due to the integration of additional functionality into version 5.0 of the Versant ODBMS and related peripheral products, Versant SQL Suite, Versant Java Direct Interface and Versant Web, that its royalty obligations will not be significant in 1997 and that cost of license revenue will decrease as a percentage of license revenue. However, there can be no assurance that the Company will not seek licenses for other Third Party Products in the future, which may require the Company to pay royalties to third parties, which could cause cost of license revenue to increase as a percentage of license revenue.

      Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers. These costs increased by 44% from $1.6 million in 1994 to $2.3 million in 1995 and an additional 32% to $3.0 million in 1996. The increase during 1995 compared to 1994 was attributable principally to increased training and consulting business, as well as costs associated with a large nonrecurring engineering project, a significant portion of which was performed by a subcontractor. The increase during 1996 compared to 1995 was attributable principally to a significant increase in training and consulting business, as well as costs associated with customer support activities to service a growing customer base offset by a reduction in subcontractor cost. *The Company expects that cost of services revenue as a percentage of services revenue will remain flat in 1997 given the relatively fixed nature of the cost and revenue components of additional maintenance and training and consulting projects. *However, the Company may experience increased compensation pressure as a result of the intense demand for managers and engineers in Silicon Valley. *If such compensation pressures result in increased compensation expense to the Company and the Company is not able to increase the fees the Company charges for maintenance and training and consulting projects, whether as a result of competitive pressures, restrictions in contractual provisions regarding Associated Services or otherwise, the Company's cost of services revenue would increase as a percentage of services revenue.

    Operating Expenses

      Marketing and Sales. Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting and travel, advertising, public relations, seminars, trade shows, lead generation, product descriptive literature, product management, sales offices, mailings and depreciation expense. Marketing and sales expenses increased by 11% from $5.7 million in 1994 to $6.3 million in 1995 and by an additional 32% to $8.3 million in 1996. The increase during 1995 compared to 1994 was principally attributable to the costs of recruiting new executives for marketing and sales functions and increased compensation and other costs of a larger direct sales force. The increase during 1996 compared to 1995 was from costs associated with higher compensation including increased sales commissions related to increased revenue, increased costs of the Company's annual sales training conference and the expansion of the direct sales force. *Although marketing and sales expenses decreased as a percentage of total revenue in 1996 compared to 1995, the Company expects that marketing and sales expenses will at least remain flat and may increase as a percentage of total revenue as the Company continues to expand its direct sales force and to promote the use of the Company's technology in the Internet/Intranet market, and as a result of the acquisition of Versant Europe.

      Research and Development. Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies and travel. Research and development expenses decreased slightly from $2.1 million in 1994 to $2.0 million in 1995 and increased by 62% to $3.3 million in 1996. The decrease during 1995 compared to 1994 was principally the result of reduced overall Company overhead and also the percentage of that overhead allocated to research and development. The increase during 1996 compared to 1995 resulted primarily from increases in compensation, recruiting expense associated with headcount growth allotted to new product development and costs of consultants used to supplement the efforts of Company software engineers in porting the Company's products to additional platforms, and increased depreciation, amortization and equipment expense, as well as the cost of initiating the Company's ISO 9000 training and certification program. The Company believes that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. To date, nearly all research and development expenditures have been expensed as incurred.

      General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. General and administrative expenses increased 30% from $1.1 million in 1994 to $1.4 million in 1995 and a small additional amount to $1.5 million in 1996. The increase during 1995 compared to 1994 resulted from the cost of litigating an intellectual property matter settled during 1995 as other general and administrative expenses in the aggregate remained relatively unchanged. The small increase during 1996 compared to 1995 was attributable principally to higher compensation, liability insurance and other public company reporting costs, recruiting, publications, printing and maintenance costs offset by lower legal fees resulting from the 1995 settlement of litigation as well as lower depreciation and equipment costs. *Although general and administrative expenses decreased as a percentage of total revenue in 1996 when compared to 1995, the Company expects general and administrative expenses to increase as a percentage of total revenue in 1997, principally attributable to the administration and finance costs that will be incurred following the acquisition of Versant Europe, increased costs associated with the Company's status as a public company and increased costs incurred in connection with the Company's move to a new and larger facility.

      Interest Income and Other, Net

      Interest income represents income earned on the Company's cash, cash equivalents and short-term investments. Interest income declined from $134,000 in 1994 to $75,000 in 1995, and then increased to $367,000 in 1996 as a result of proceeds from the Company's initial public offering and other cash balances being available for investment during the last two quarters of 1996. In 1996, the Company also received proceeds of $120,000 from the settlement of a contractual dispute. Interest expense, which partially offset interest income in each of 1994, 1995 and 1996 and is principally related to leases of capital equipment and bank loans, was $17,000 in 1994, $5,000 in 1995 and $58,000 in 1996.

      Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred net operating losses in 1994 and 1995 resulting in no federal or state tax payments based on income. The Company had net income of $1.4 million for 1996 and has provided an income tax provision of $129,000 for anticipated federal and state income taxes of $115,000 not covered by net operating loss carryforwards and federal withholding taxes of $14,000. The Company also paid foreign withholding taxes during 1994 and 1995, which are included within the income tax provision but were not material in any given year.

      At December 31, 1996, the Company had federal and state net operating loss carryforwards of $17.0 million and $5.4 million, respectively, and tax credit carryforwards of $1.1 million, all of which expire through 2010. *Due to the Company's history of operating losses through 1995 and other factors, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $8.2 million has been recorded against the Company's net deferred tax assets of approximately $8.2 million. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results. Due to the "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation if a change in ownership for income tax purposes should occur. A change in ownership of the Company occurred in 1992, and again, as a result of the Company's initial public offering, in 1996, and the Company's ability to utilize its net operating loss carryforwards and credit carryforwards available on those dates was restricted.

      Earnings Per Share

      The Company's earnings per share for 1996 was $0.18. This was based on a weighted average outstanding number of shares of 7,781,000. This weighted average number reflects the fact that the shares issued in the company's initial public offering were only outstanding for approximately half of the year. The Company had 8,719,000 shares outstanding as of December 31, 1996. *In connection with the acquisition of Versant Europe, the Company expects to issue approximately 167,545 shares of Common Stock to the owner of Versant Europe in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity during the last two quarters of 1996 was the $14.9 million in equity financing received from its initial public offering of Common Stock. The Company's primary sources of liquidity during 1994, 1995 and the first two quarters of 1996 were through private sales of equity securities and, to a much lesser extent, capital equipment leases and a bank line of credit.

      The Company's operating activities provided $2.9 million in net cash during 1996 primarily as a result of profitable operations and increases in deferred revenue principally from sales of maintenance, partially offset by an increase in accounts receivable balances. The Company used $3.2 million during 1994 and $2.2 million in net cash in operations during 1995, primarily to fund operating losses and to finance increases in accounts receivable.

      In 1994, 1995 and 1996, the Company purchased property and equipment of $316,000, $354,000 and $697,000, respectively, consisting primarily of computer workstations, desktops, laptops and computer software used for product development, product demonstrations, customer benchmarks, customer support and administrative activities. *In 1997, the Company expects purchases of property and equipment to increase as a result of the Company's move to a new and larger headquarters, for which the Company may be obligated to pay certain construction costs, and to a lesser extent, due to the Company's projected increase in personnel.

      At December 31, 1996, the Company had $20.0 million in cash, cash equivalents and short-term investments and approximately $18.9 million in working capital. The Company also maintains a revolving credit line with a bank that expires in June 1997. The maximum amount that can be borrowed under the revolving credit line is $2.5 million. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and subject to the Company meeting certain net profit and tangible net worth tests. These borrowings bear interest at a rate of 1/2% over the bank's prime lending rate. The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. At December 31, 1996, the Company's commitments for capital expenditures were not material.

      *The Company believes that its current cash, cash equivalent and short-term investment balances, its lines of credit and the net cash generated by operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. *If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company. The sale of additional equity or convertible debt securities could result in dilution to the Company's shareholders. *A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no current plans, agreements or commitments (except with respect to its acquisition of Versant Europe) with respect to any acquisition, and the Company is not currently engaged in any negotiations with respect to any such transaction. *In connection with the acquisition of Versant Europe, the Company expects to pay the owner of Versant Europe $2.0 million in cash in March 1997.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating the Company's business and prospects.

      The Company's operating results have varied significantly in the past and are expected to vary significantly in the future, on a quarterly and annual basis, as a result of a number of factors, many of which are outside of the Company's control. These factors include domestic and foreign demand for the Company's products and services, particularly in the telecommunications, Internet/Intranet and financial services markets, the size, timing and structure of significant license purchases by customers, the decisions of significant customers regarding whether to deploy the Versant ODBMS on a large scale basis, new product introductions by the Company and its competitors, the ability of relational and object-relational database vendors to extend the capabilities of their existing products to support object-oriented applications, the publications of opinions about the Company and its competitors and their respective products, changes in pricing policies by the Company or its competitors and customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors. The Company's expense levels are relatively fixed and are based in significant part on expectations of future revenue. Consequently, if revenue levels are below expectations, net income is likely to be disproportionately adversely affected.

      A number of other factors make it impossible to predict the Company's operating results for any period prior to the end of that period. The Company's software is typically shipped to a customer shortly after the Company's receipt of the customer's order, and consequently, order backlog at the beginning of any quarter has in the past represented little or none of that quarter's expected license revenue. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Historically, a majority of the Company's total revenue in any quarter has been recorded in the third month of that quarter, with a concentration of such revenue in the last few days of that quarter, and the Company expects this trend to continue. A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused, and is likely to cause in the future, material fluctuations in the Company's operating results, particularly on a quarterly basis. For example, in 1996, one customer accounted for 28% of the Company's total revenue, and the Company's three largest customers accounted for 49% of the Company's total revenue.

      The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Due in part to the strategic nature of the Company's products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. The decision to license the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the uses and benefits of the Company's products, and the Company must frequently commit pre-sales support resources, such as assistance in performing bench marking and application prototype development. Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period. Moreover, to the extent that significant sales occur earlier than expected, operating results for the subsequent quarters may be adversely affected. For example. a substantial portion of the licenses purchased by the Company's largest customer in 1996 are for non-specified future use, and accordingly, the amount of revenue that the Company receives from such customer in 1997, if any, may be adversely affected by the pre-existing license rights already owned by such customer.

      Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company. Recently, some of the Company's larger competitors appear to be directing larger amounts of resources to the object-oriented database area. For example relational database vendors have attempted to address some of the shortcomings of RDBMSs by "extending" their support for abstract data types with object-relational approaches. An example of one approach is the Informix Universal Server, which requires a type of extension called a "data blade" for each date type stored. These data blades perform the operation of helping the relational engine understand data types not intended for relational storage. The Company expects to face additional competition from other established and emerging companies as the object database market continues to develop and expand. Increased competition could result in fewer customer orders, price reductions, reduced transaction size, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In 1995 and 1996 approximately 51% and 62% respectively, of the Company's total revenues were derived from customers in the telecommunications industry. The Company's future performance will depend in significant part on the continued growth of the use of ODBMSs in telecommunications applications and the acceptance of the Company's products within the telecommunications industry. The failure of the Company's products to perform favorably in and become an accepted component of telecommunications applications, a slower than expected increase or a decrease in the volume of sales of the Company's products and services to telecommunications companies, or a general slowdown in the telecommunications industry, could have a material adverse effect on the Company.

      The Company's future success will also depend on the acceptance of the Company's products for use in new applications, such as the Internet/Intranet market, and other vertical markets such as financial services and health care. The market for applications and commercial products for the Internet/Intranet market is continuing to develop, is rapidly changing, and is characterized by an increasing number of new entrants whose products may compete with those of the Company. As a result, it is difficult to predict the future growth of this market, and there can be no assurance that a viable Internet/Intranet market for object-oriented databases will develop and be sustainable, or that the Company will be successful in attaining a significant share of such market.

         The Company's future success will depend in significant part upon the continued services of its key technical, sales and senior management personnel, including its president and chief executive officer, David Banks. None of the Company's officers is bound by an employment or non-competition agreement with the Company, and accordingly any such officer can terminate his relationship with the Company at any time.

         The Company's management systems and resources have been placed under significant strain as a result of the Company's recent growth. This strain is likely to continue as the Company seeks to integrate Versant Europe into its operations and moves its corporate headquarters in 1997. The Company's ability to manage these changes effectively will require it to continue to improve its operational, financial and management systems, and to attract and retain highly qualified personnel. There can be no assurance that the Company will be able to make any such improvements in an effective or timely manner or that such improvements will be adequate.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 to F-17 of this report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information concerning the Company's directors required by this
Item is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholder (the "Proxy Statement") under the heading "Election of Directors." The information concerning the Company's executive officers required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Officers."

         The section entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement sets forth the information concerning compliance by officers, directors and 10% shareholders of the Company with Section 16 of the Exchange Act and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

         See Exhibit Index, page X-1.

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the last quarter of the year for which this report is filed.

         With the exception of the information incorporated herein by reference to the Proxy Statement in Items 9, 10, 11 and 12 of Part III, the Proxy Statement is not deemed to be filed with this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, State of California, on this 28th day of March, 1997.

                               VERSANT OBJECT TECHNOLOGY CORPORATION


                                  By: /s/ Richard I. Kadet
                                      ------------------------------------------
                                       Richard I. Kadet
                                       Vice President-Finance and Administration


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                            Title                        Date
----                                            -----                        ----

PRINCIPAL EXECUTIVE OFFICER:

/s/ David Banks                             President and Chief           March  28, 1997
----------------------------------          Executive Officer
David Banks

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Richard I. Kadet                        Vice President-Finance        March  28, 1997
----------------------------------          and Administration
Richard I. Kadet

ADDITIONAL DIRECTORS:

/s/ Mark Leslie                             Director                      March  28, 1997
----------------------------------
Mark Leslie

/s/ Stephen J. Gaal                         Director                      March  28, 1997
----------------------------------
Stephen J. Gaal

/s/ Lawrence K. Orr                         Director                      March  28, 1997
----------------------------------
Lawrence K. Orr

/s/ James Simpson                           Director                      March  28, 1997
----------------------------------
James Simpson

                      VERSANT OBJECT TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE

Report of Independent Public Accountants ..............................  F-2
Consolidated Balance Sheets ...........................................  F-3
Consolidated Statements of Operations .................................  F-4
Consolidated Statements of Shareholders' Equity (Deficit) .............  F-5
Consolidated Statements of Cash Flows .................................  F-6
Notes to Consolidated Financial Statements ............................  F-7 to
                                                                         F-16

Schedule II - Valuation and Qualifying Accounts and Reserves...........  F-17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Versant Object Technology Corporation:

We have audited the accompanying balance sheets of Versant Object Technology Corporation (a California corporation) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Versant Object Technology Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP



San Jose, California
January 22, 1997 (Except for Note 11, as to which the date is March 19, 1997)

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)

                                                                        December 31,
                                                                    -------------------
                                                                      1996       1995
                                                                      ----       ----
                                ASSETS
Current assets:
      Cash and cash equivalents                                     $  5,267   $  1,281
      Short-term investments                                          14,716       --
      Accounts receivable, net of allowance for doubtful
        accounts of $603 in 1996 and  $81 in 1995                      4,747      4,025
      Other current assets                                               198        561
                                                                    --------   --------
              Total current assets                                    24,928      5,867

      Property and equipment, net                                        675        365
      Deposits                                                            85         91
                                                                    --------   --------
                                                                    $ 25,688   $  6,323
                                                                    ========   ========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of capitalized lease obligations              $    226   $     27
      Accounts payable                                                   475        193
      Accrued liabilities                                              2,374      2,235
      Deferred revenue                                                 2,811      1,864
      Accrued income taxes                                               115       --
                                                                    --------   --------
              Total current liabilities                                6,001      4,319
                                                                    --------   --------

Long-term liabilities, net of current portion:
      Capitalized lease obligations                                      413         74
      Deferred rent                                                     --           39
                                                                    --------   --------
              Total long-term liabilities                                413        113
                                                                    --------   --------

Commitments

Mandatorily redeemable convertible preferred stock                      --        4,429

Shareholders' equity (deficit):
      Preferred  stock:
        Authorized - 3,000 shares
        None issued and outstanding                                     --         --
      Common stock:
        Authorized -- 30,000 shares
        Issued and outstanding -- 8,719 in 1996 and 3,139  in 1995    40,889     20,488
      Accumulated deficit                                            (21,615)   (23,026)
                                                                    --------   --------
              Total shareholders' equity (deficit)                    19,274     (2,538)
                                                                    --------   --------
                                                                    $ 25,688   $  6,323
                                                                    ========   ========


        The accompanying notes are an integral part of these statements.

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                       Year Ended December 31,
                                    ------------------------------
                                      1996       1995       1994
                                      ----       ----       ----

Revenue:
    License                         $ 12,202   $  7,810   $  5,649
    Services                           6,191      4,067      2,590
                                    --------   --------   --------
        Total revenue                 18,393     11,877      8,239
                                    --------   --------   --------

Cost of revenue:
    License                            1,144      1,062        930
    Services                           2,987      2,258      1,563
                                    --------   --------   --------
        Total cost of revenue          4,131      3,320      2,493
                                    --------   --------   --------

    Gross profit                      14,262      8,557      5,746

Operating expenses:
   Marketing and sales                 8,327      6,319      5,710
   Research and development            3,323      2,048      2,063
   General and administrative          1,501      1,419      1,093
                                    --------   --------   --------
       Total operating expenses       13,151      9,786      8,866

Income (loss) from operations          1,111     (1,229)    (3,120)
                                    --------   --------   --------
  Interest income and other, net         429         70        117
                                    --------   --------   --------
Income (loss) before taxes             1,540     (1,305)    (3,115)
  Provision for income taxes             129         73         56
                                    --------   --------   --------
Net income (loss)                   $  1,411   $ (1,232)  $ (3,059)
                                    ========   ========   ========

Net income per share                $   0.18
                                    ========

Pro forma net loss per share                   $  (0.21)
                                               ========

Weighted average common and common
 equivalent shares                     7,781      5,933
                                    ========   ========


        The accompanying notes are an integral part of these statements.

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)


                                                        Common Stock                           Total
                                                    --------------------   Accumulated     Shareholders'
                                                      Shares     Amount      Deficit     Equity (Deficit)
                                                    --------------------   ------------  ----------------

Balance at December 31, 1993                          369,092  $   1,484    $ (18,735)      $ (17,251)

  Exercise of stock options                            64,896         18         --                18

  Conversion of Series A, B, C and D
    preferred stock to common stock
    on a one-for-one-share basis                    2,327,273     18,669         --            18,669

  Net loss                                               --         --         (3,059)         (3,059)
                                                    ---------  ---------    ---------       ---------

Balance at December 31, 1994                        2,761,261     20,171      (21,794)         (1,623)

  Exercise of stock options                            77,679         17         --                17

  Issuance of common stock to employees               300,000        300         --               300

  Net loss                                               --         --         (1,232)         (1,232)
                                                    ---------  ---------    ---------       ---------

Balance at December 31, 1995                        3,138,940     20,488      (23,026)         (2,538)

  Conversion of mandatorily redeemable convertible
    preferred stock to common stock                 2,367,424       --          4,429           4,429

  Issuance of common stock in initial public
    offering, net of issuance costs of $2,216       2,136,842     14,879         --            14,879

  Exercise of stock options and warrants              976,001        343         --               343

  Issuance of  common stock to shareholders of        100,000        750         --               750
    Versant Europe

  Net income                                             --         --          1,411           1,411
                                                    ---------  ---------    ---------       ---------

Balance at December 31, 1996                        8,719,207  $  40,889    $ (21,615)      $  19,274
                                                    ---------  ---------    ---------       ---------



        The accompanying notes are an integral part of these statements.

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                        1996       1995       1994
                                                                        ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  1,411   $ (1,232)  $ (3,059)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                        387        286        405
      Deferred rent                                                        (21)      --           17
      Changes in current assets and liabilities:
        Accounts receivable                                               (761)    (1,461)    (1,922)
        Prepaid expenses and other current assets                          437       (437)       (24)
        Accounts payable and accrued liabilities                           403        303      1,171
        Increase in income tax payable                                     115       --         --
        Increase in deferred revenue                                       947        369        246
                                                                      --------   --------   --------
        Net cash provided by (used in) operating activities              2,918     (2,172)    (3,166)
                                                                      --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                  (18,716)      --       (1,692)
  Proceeds from maturities of short-term investments                     4,000      1,692       --
  Purchases of property and equipment                                      (72)      (250)      (316)
  Deposits                                                                 (29)        65          3
                                                                      --------   --------   --------
       Net cash provided by (used in) investing activities             (14,817)     1,507     (2,005)
                                                                      --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                15,972        317         18
  Payment of equipment notes payable                                      --         --         (185)
  Principal payments under capital lease obligations                       (87)       (18)      (135)
  Proceeds from issuance of preferred stock                               --         --        4,429
                                                                      --------   --------   --------
        Net cash provided by financing activities                       15,885        299      4,127
                                                                      --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                              3,986       (366)    (1,044)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,281      1,647      2,691
                                                                      --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  5,267   $  1,281   $  1,647
                                                                      ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for:
     Interest                                                         $     52   $      5   $     17
     Foreign withholding taxes                                        $     14   $     73   $     56
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
     Capital lease obligations incurred for acquisition of equipment  $    625   $    104   $   --
     Conversion of preferred stock to common stock                    $  4,429   $   --     $ 18,669




        The accompanying notes are an integral part of these statements.

                      VERSANT OBJECT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.       ORGANIZATION AND OPERATIONS

Versant Object Technology Corporation (the "Company") was incorporated in California in August 1988. The Company operates in a single industry segment and is involved in the design, development, marketing and support of high performance object database management software systems.

The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, product concentration and other factors.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments

For purposes of the statements of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of United States Government obligations. Investments have been accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115). The Company classifies its investments as held to maturity investments as defined under the provisions of SFAS 115 and carries such investments at amortized cost on its balance sheet. As of December 31, 1996, the Company's investments consisted of the following (in thousands):


                                                          Maturity of Securities
                                                   -------------------------------------
                                     Amortized
                                     Cost Basis    Within One Year     One to Five Years
                                     ----------    ---------------     -----------------
United States Treasury Bills          $14,716          $14,716               $  --

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

Cost of license revenue consists principally of product royalties, royalty obligations, product packaging, freight, users manuals, product media, production labor costs and reserves for estimated bad debts.

Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers.

The Company acted as sublicensor under an agreement, that expired on December 31, 1996 and was not renewed, on behalf of a certain developer of software tools products that are used in the development of applications on the Company's object-oriented database product. The Company also subcontracts a portion of its consulting work to this developer. The Company incurred product royalty obligations totaling approximately $33,000, $627,000 and $558,000 under the terms of the sublicense agreement in 1996, 1995 and 1994, respectively.

Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):


                                                         December 31,
                                                     -------------------
                                                       1996        1995
                                                       ----        ----

Computer equipment                                   $ 2,864     $ 2,339
Furniture and fixtures                                   451         406
Software                                                 521         403
Other                                                    163         154
                                                     -------     -------
                                                       3,999       3,302
Less -- Accumulated depreciation and amortization     (3,324)     (2,937)
                                                     -------     -------
                                                     $   675     $   365
                                                     =======     =======


Depreciation and Amortization

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets of two to three years. Leased assets are amortized over the shorter of the estimated useful life or the lease term.

Software Development Costs

Under the criteria set forth in Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility. The Company has defined the establishment of technological feasibility as the completion of a working model. Amounts capitalized to date under the provisions of SFAS 86 have not been material.

Deferred Revenue

Deferred revenue represents amounts received from customers under certain license, maintenance and nonrecurring engineering agreements for which the revenue earnings process has not been completed.

Deferred revenue was as follows (in thousands):


                                              December 31,
                                          --------------------
                                           1996          1995
                                           ----          ----

Maintenance                               $1,878        $1,364
Development work                             706           400
Training and consulting                      227           100
                                          ------        ------
                                          $2,811        $1,864
                                          ======        ======

Accrued Liabilities

Accrued liabilities were as follows (in thousands):

                                               December 31,
                                            ------------------
                                             1996        1995
                                             ----        ----

Payroll and related                         $1,709      $  727
Royalties and subcontracting fees              120         990
Other                                          545         518
                                            ------      ------
                                            $2,374      $2,235
                                            ======      ======

Major Customers

The Company had sales to major customers as follows (in thousands):

                                   Year Ended December 31,
                              --------------------------------
                               1996         1995         1994
                               ----         ----         ----
Customer A                    $5,117       $1,248           *
Customer B                    $2,067       $1,575           *
Customer C                    $1,868           *            *
Customer D                        *        $2,321       $1,208

-------------------------
 * less than 10%

Export Sales

Export sales, consisting of sales to customers in foreign countries, were $4.2 million, $3.5 million and $3.7 million of total revenue in 1996, 1995 and 1994, respectively.

Export sales by country or region were as follows (in thousands):

                                   Year Ended December 31,
                              --------------------------------
                               1996         1995         1994
                               ----         ----         ----
Europe                        $1,871           *            *
Canada                           702        2,583        1,569
Australia                      1,237          232          527
Japan                            101          166          331
Other                            303          544        1,282
                              ------       ------       ------
                              $4,214       $3,525       $3,709
                              ======       ======       ======

-------------------------
 * not material

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable and short-term investments. Credit is extended based on an evaluation of the customer's financial condition, and generally, collateral is not required. As of December 31, 1996, approximately 39% of accounts receivable were concentrated with four customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The Company provides reserves for credit losses and such losses have been insignificant to date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Share and Pro Forma Net Loss Per Share

For periods after the Company's initial public offering in July 1996, net income per share has been computed using the weighted average number of common and common equivalent shares (using the treasury stock method for outstanding options). For the year ended December 31, 1995 and for the portion of 1996 preceding the initial public offering, net income (loss) per share was computed on a pro forma basis. Pro forma net loss per share is computed using the pro forma weighted average number of common equivalent shares outstanding during the period. Common equivalent shares consist of mandatorily redeemable convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common stock options and warrants are excluded from the computation if their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the registration statement for the initial public offering as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $8.00 per share). Mandatorily redeemable convertible preferred stock outstanding during the period is included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. A historical net loss per share amount has not been presented for 1994 since such amount is not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to the 1996 presentation.

3.       COMMITMENTS AND CAPITAL LEASE OBLIGATIONS

The Company leases its corporate headquarters facility under a four-year operating lease agreement which expires in August 1997. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement is recognized on a straight-line basis. The Company also leases field office space generally under one-year operating lease agreements. Rent expense for 1996, 1995 and 1994 was approximately $427,000, $357,000 and $311,000, respectively. The future annual minimum lease payments at December 31, 1996 under noncancellable operating leases were as follows (in thousands):

         1997                                       $216
         1998                                         64
                                                    ----
                                                    $280
                                                    ====

The Company has entered into capital lease agreements for equipment with an original cost of $625,000 at December 31, 1996. The future minimum lease payments required under these capital leases at December 31, 1996 were as follows (in thousands):

         1997                                                  $ 281
         1998                                                    274
         1999                                                    168
         2000                                                      6
                                                               -----
         Minimum lease payments                                  729
         Less amount representing interest                        90
                                                               -----
         Present value of net minimum lease payments             639
         Current maturities                                     (226)
                                                               -----
         Long term maturities                                  $ 413
                                                               =====

4.       LINE OF CREDIT

In June 1996, the Company entered into a $2,500,000 credit agreement (limited to 80% of eligible accounts receivable). Borrowings under the line bear interest at the bank's prime rate plus 1/2%. This line is available to issue stand-by or commercial letters of credit, and to enter into foreign exchange contracts and settlements.

The agreement contains certain financial covenants that, among others things, require the Company to maintain (a) a minimum quick ratio on a quarterly basis of 1.75 to 1.0, (b) a minimum tangible net worth of $6.05 million, (c) a maximum debt to tangible net worth ratio of 1.0 over the term of the agreement and (d) certain monthly and quarterly profitability thresholds as defined in the agreement. There were no borrowings under this agreement as of December 31, 1996. The agreement expires in May 1997. The Company was in compliance with the above covenants at December 31, 1996.

5.       MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Prior to 1994, the Company had issued preferred stock to private investors in a series of transactions resulting in shares of Series A, B, C and D preferred stock being outstanding at the end of 1993. During 1994, in connection with a new round of financing, all then outstanding preferred shares were converted to Common Stock, a 1-for-9 reverse stock split was effected and a new class of Series A and B redeemable preferred stock was issued at $1.9008 per share ("New Series A" and "New Series B", respectively). In addition, shares of Series A-1 and B-1 preferred stock were authorized for future issuance to investors.

In conjunction with the Company's initial public offering of Common Stock, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into Common Stock. The effects of this conversion have been reflected in the accompanying balance sheet at December 31, 1996.

A summary of outstanding Mandatorily Redeemable Convertible Preferred Stock, net of issuance costs, is as follows (in thousands, except share data):


                                December 31, 1995
                             -----------------------
                               Shares         Amount
                               ------         ------
New Series A                 1,707,682       $ 3,195
New Series B                   659,742         1,234
                             ---------       -------
                             2,367,424       $ 4,429
                             =========       =======


6.       COMMON STOCK

In July and August of 1996, the Company completed its initial public offering of 2,380,500 shares of Common Stock (including an over-allotment option of 310,500 shares) at $8.00 per share, resulting in net proceeds to the Company of $14.9 million after offering costs. In May 1996, the Company sold 100,000 shares of Common Stock to the owners of Versant Europe at a price of $7.50 per share for total proceeds to the Company of $750,000. The Company filed Amended and Restated Articles of Incorporation dated April 27, 1994, which among other items, effected a 1-for-9 reverse stock split for all shares outstanding. All share and per share amounts in these financial statements reflect the post-split values. Also in April 1994, the Company effected a one-for-one conversion of Series A, B, C and D preferred stock into Common Stock and sold shares in a new class of Series A and B Preferred Stock. The Company has, in connection with the initial public offering of the Company's Common Stock, converted all the outstanding shares of Mandatorily Redeemable Convertible Preferred Stock into Common Stock.

During 1995, the Company sold shares of Common Stock to employees at $1.00 per share, which represented fair market value on April 22, 1995. These share issuances were made as pursuant to the 1989 Stock Option Plan and such amounts are included in the option grant and option exercise table below.

7.       STOCK OPTIONS AND PURCHASE PLANS

1996 Equity Incentive Plan

In May 1996, the Board adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan") and the Company's shareholders approved the 1996 Equity Plan in June 1996. The 1996 Equity Plan will serve as the successor equity incentive program to the Company's 1989 Option Plan. The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Options granted under the 1989 Option Plan before its termination remain outstanding in accordance with their terms, but no further options have been granted under the 1989 Option Plan since the initial public offering. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Option Plan will be available for grant and issuance in connection with future awards under the 1996 Equity Plan. As of December 31, 1996, the Company has authorized 850,000 shares of Common Stock for issuance under the 1996 Equity Plan. At December 31, 1996, no options were exercisable.

1996 Directors Stock Option Plan

In May 1996, the Board adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and the Company's shareholders approved the Directors Plan in June 1996. The Directors Plan provides for the grant of nonqualified stock options to nonemployee directors of the Company, including automatic grants of options to purchase 10,000 shares of Common Stock to nonemployee directors that were granted concurrently with the initial public offering, an option to new nonemployee directors to purchase 10,000 shares of Common Stock on the date on which the new director joins the Board and an additional option to purchase 5,000 shares of Common Stock to each eligible director on each anniversary date of such director's initial option grant under the Directors Plan if such director has served continuously as a member of the Board since the date such director was first granted an option under the Directors Plan. The exercise price of all options granted under the Directors Plan will be the fair market value of the Common Stock on the date of grant. All options issued under the Directors Plan will vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company. As of December 31, 1996, the Company has authorized 75,000 shares of Common Stock for issuance under the Directors Plan. At December 31, 1996, options for an aggregate of 50,000 shares were granted and no options were exercisable.

1989 Stock Option Plan

As of December 31, 1996, the Company has authorized 2,013,826 shares of Common Stock for issuance under the 1989 Stock Option Plan (the "Plan"). This plan was succeeded by the 1996 Equity Plan during 1996. Under the provisions of the Plan, the Board of Directors granted either incentive or non-statutory stock options to employees, consultants, directors and officers to purchase Common Stock at an exercise price of not less than 100% of the fair value (as determined by the Board of Directors) of the shares on the date of grant, except that non-statutory options were granted at 85% of such fair value. Options expire no later than ten years from the date of grant and generally vest over a period of 5 years.

During 1991, the Company granted a non-statutory stock option to a shareholder to purchase up to 11,111 shares of the Company's Common Stock at a price of $0.25 per share. The option was granted outside the Plan as consideration for consulting services to be provided by the shareholder to the Company and for the shareholder to serve on the Company's Advisory Board. This option vests 20% per year over five years, as long as the shareholder is providing consulting services to the Company.

During 1994, the Company canceled 534,065 options with exercise prices ranging from $0.36 to $2.25 per share that had been granted in prior years and replaced them with 534,065 options at $0.25 per share, the fair value of the stock on April 27, 1994. This transaction was treated as a cancellation of the old options and the grant of new options in accordance with the provisions of the 1989 Option Plan.

Reserved for Future Issuance

As of December 31, 1996, the Company had reserved shares of Common Stock for the following purposes:

Exercise of common stock warrants                         21,053
Employee stock purchase plan                             125,000
Exercise of stock options                              1,395,677
                                                       ---------
                                                       1,541,730
                                                       ---------

The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                  1996         1995
                                                                -------      -------

         Net income (loss)                 As Reported          $ 1,411      $(1,232)
                                           Pro forma            $   989      $(1,270)
         Net income (loss) per share       As Reported          $  0.18      $ (0.21)
                                           Pro forma            $  0.13      $ (0.21)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

         Expected dividend yield                                0%
         Expected stock price volatility                       90%
         Risk-free interest rate                              7.0%
         Expected life of options                             5.75 years
         Forfeiture rate                                      N/A

The weighted average fair value of options granted during 1996 and 1995 was $7.31 and $0.95 per share, respectively. Option activity under all Option Plans is as follows:

                                                           Options Outstanding
                                                        ----------------------------
                                                                         Weighted
                                           Options       Number of       Average
                                          Available       Shares      Exercise Price
                                          ---------       ------      --------------

         Balance at December 31, 1993       118,616        452,480        $0.29
           Authorized                       435,589           --            --
           Granted                       (1,110,125)     1,110,125         0.25
           Exercised                           --          (64,933)        0.26
           Canceled                         633,233       (633,233)        0.50
                                         ----------     ----------        -----
         Balance at December 31, 1994        77,313        864,439         0.25
           Authorized                       800,000           --            --
           Granted                         (873,361)       873,361         0.95
           Exercised                           --         (377,679)        0.35
           Canceled                         198,977       (198,977)        0.25
                                         ----------     ----------        -----
         Balance at December 31, 1995       202,929      1,161,144         0.59
           Authorized                     1,075,000           --            --
           Granted                         (608,365)       605,365         7.31
           Exercised                           --         (929,506)        0.59
           Canceled                          74,476        (74,476)        4.92
                                         ----------     ----------        -----
         Balance at December 31, 1996       744,040        762,527        $5.48
                                         ==========     ==========        =====

As of December 31, 1996, 55,362 of the outstanding options were exercisable.

                          Options Outstanding                                       Options Exercisable
                   ----------------------------------                        ---------------------------------
                       Number            Weighted           Weighted             Number
                     Outstanding         Average             Average         Exercisable at        Weighted
                   at December 31,      Remaining           Exercise          December 31,         Average
 Exercise Prices         1996        Contractual Life         Price               1996          Exercise Price
 ---------------   ---------------   ----------------       --------         --------------     --------------

      $0.250           85,792               7.48            $ 0.250               22,316              $0.250
       1.000          150,621               8.52              1.000               27,462               1.000
       1.500          115,300               9.05              1.500                5,583               1.500
       7.500           69,650               9.32              7.500                  --
       8.000          225,000               9.55              8.000                  --
       8.125           66,800               9.56              8.125                  --
      18.750           52,365               9.81             18.750                  --
                      -------                                                     ------
                      765,528                                                     55,362
                      =======                                                     ======

1996 Employee Stock Purchase Plan

In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and the Company's shareholders approved the Purchase Plan in June 1996. The Company has reserved 125,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's Common Stock on the first or the last day of each offering period. As of December 31, 1996, no shares had been issued.

8.       INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. The Company incurred net operating losses in 1995 and 1994 and consequently paid no federal or state taxes based on income. The Company did pay foreign withholding taxes during that period. The provision for income taxes consisted of the following components (in thousands):

                                                December 31,
                                          ------------------------
                                          1996      1995      1994
                                          ----      ----      ----
Current:
  Federal                                 $ 75      $--       $--
  State                                     40       --        --
  Foreign withholding                       14        73        56
                                          ----      ----      ----
Total current                              129        73        56
Deferred:
  Federal                                  --        --        --
  State                                    --        --        --
                                          ----      ----      ----
Total deferred                             --        --        --
Total provision for income taxes          $129      $ 73      $ 56
                                          ====      ====      ====

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

                                                                 December 31,
                                                          --------------------------
                                                           1996       1995      1994
                                                          -----      -----     -----
Provision (benefit) computed at federal statutory rate    $ 534      $(431)    $ --
State income taxes, net of federal benefit                   92        --        --
Change in valuation allowance                              (750)       376       --
Other                                                       243        128        56
                                                          -----      -----     -----
Provisions for income taxes                               $ 129      $  73     $  56
                                                          -----      -----     -----

Effective tax rate                                          7.5%       --        --


The components of the net deferred tax asset were as follows (in thousands):

                                              December 31,
                                          -------------------
                                            1996        1995
                                            ----        ----
Deferred tax asset:
  Net operating loss carryforwards        $ 6,438     $ 7,573
  Tax credit carryforwards                  1,064         840
  Other                                       700         539
                                          -------     -------
                                            8,202       8,952
Valuation allowance                        (8,202)     (8,952)
                                          -------     -------
Net deferred tax asset                    $  --       $  --
                                          =======     =======

At December 31, 1996, the Company had federal and state net operating loss carryforwards of $17.0 million and $5.4 million, respectively, and tax credit carryforwards of $1.1 million, which all expire through 2010. Due to its history of operating losses through 1995 and other factors, the Company believes that there is sufficient uncertainty regarding the realizability of net operating loss and tax credit carryforwards, and therefore a valuation allowance of approximately $8.2 million has been recorded against the Company's net deferred tax assets of approximately $8.2 million.

Due to the "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes. Usage of net operating loss carryforwards is limited to approximately $4.0 million per year because of past ownership changes.

9.       RELATED PARTIES

The Company has an agreement with a shareholder, under which a) the Company licenses for resale certain of the shareholder's products and remits a royalty to the shareholder and b) the shareholder performed certain porting of the Company's products in exchange for a royalty payment related to ongoing sales of these products. Royalties due under these agreements were $41,000 and $50,000 at December 31, 1996 and 1995, respectively. In 1992, the Company also entered into a distribution agreement with this shareholder, under which revenue to date has not been material.

10.      DISTRIBUTOR ARRANGEMENT

During 1995, the Company entered into an arrangement with a group of European investors pursuant to which the investors organized and funded an independent German company ("Versant Europe"), which became the exclusive distributor of the Company's product in Europe, including direct distribution in Germany and responsibility for managing certain existing distributors of the Company's product in other parts of Europe. There is no fixed term to the distributor agreement; however, either party can cancel the arrangement under certain circumstances. In the event that the Company is sold, shareholders of the distributor have the right to require the Company to purchase their interest in the distributor at a price determined using a formula that the parties have agreed upon as the means to calculate the fair market value of the distributor. Also, the Company has the right to acquire the distributor any time after March 1996 using the same formula as above and has a right of first refusal on the sale of the distributorship to another party at a price equal to the offer made by the other party. (See Note 11).

Revenue from sales to this distributor during the year ended December 31, 1996 was $1,868,000. Sales to this distributor in 1995 were immaterial.

11.      SUBSEQUENT EVENTS

On March 19, 1997, the Company exercised its right to acquire Versant Europe using the agreed upon price formula, as adjusted. Upon closing, the Company expects to pay approximately $2.0 million in cash and $1.6 million in Common Stock for 100% of the outstanding equity of Versant Europe. The Company expects the transaction to close on or before March 31, 1997. The Company will record this transaction under the purchase method of accounting.

On February 2, 1997, the Company entered into a ten-year corporate facility lease agreement. The lease begins on June 1, 1997 and expires on May 31, 2007. The total annual minimum lease payments under this agreement will be as follows (in thousands):

1997                                     $    658
1998                                        1,128
1999                                        1,128
2000                                        1,128
2001                                        1,128
Beyond 2001                                 6,110
                                         --------
                                         $ 11,280
                                         ========

                      VERSANT OBJECT TECHNOLOGY CORPORATION


SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                          Balance at   Additions
                                          Beginning    Charged to                 Balance at
                                           of Year       Income     Deductions   End of Year
                                          ----------   ----------   ----------   -----------
                                                          (in thousands)
Allowance for doubtful accounts and
  customer returns:
     Year ended December 31, 1994           $  44          32            3           $  73
     Year ended December 31, 1995           $  73          63           55           $  81
     Year ended December 31, 1996           $  81         621           99           $ 603

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER         EXHIBIT TITLE

  3.01   --   Registrant's Amended and Restated Articles of Incorporation, as
              amended(1)

  3.02   --   Registrant's Certificate of Amendment of Articles of Incorporation
              filed prior to the closing of registrant's initial public offering(1)

  3.03   --   Registrant's Amended and Restated Articles of Incorporation filed following the closing of registrant's initial public offering(1)

  3.04   --   Registrant's Bylaws(1)

  3.05   --   Registrant's Amended and Restated Bylaws adopted prior to the closing of registrant's initial public offering(1)

  4.01   --   [intentionally omitted]

  4.02   --   Preferred Stock Purchase Agreement, dated as of April 27, 1994, as amended(1)

 10.01   --   Registrant's 1989 Stock Option Plan, as amended, and related documents(1)**

 10.02   --   Registrant's 1996 Equity Incentive Plan and related documents(1)**

 10.03   --   Registrant's 1996 Directors Stock Option Plan and related
              documents(1)**

 10.04   --   Registrant's 1996 Employee Stock Purchase Plan and related documents(1)**

 10.05   --   Registrant's 401(k) Plan and addendum thereto(1)

 10.06   --   Lease Agreement dated March 22, 1993 between Lincoln Property
              Company N.C., Inc. and Registrant, as amended(1)

 10.07   --   Master Lease Agreement dated January 26, 1996 between LINC Capital
              Management, a division of Scientific Leasing Inc., and Registrant(1)

 10.08   --   Amended and Restated Loan and Security Agreement dated as of June
              14, 1996 between Registrant and Silicon Valley Bank(1)

 10.09   --   Joint Venture Agreement dated as of July 26, 1995 between
              Registrant and ISAR-Vermogensverwaltung Gbr mbH(1)*

 10.10   --   Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers(1)

 10.11   --   Versant 1996 Executive Compensation Plan -- Rich Kadet(1)*/**

 10.12   --   Versant 1996 Executive Compensation Plan -- George Franzen(1)*/**

 10.13   --   Versant 1996 Executive Compensation Plan -- Jim Lochry(1)*/**

 10.14   --   Form of Amendment to Versant Object Technology Corporation Stock
              Option Agreement(1)**

 10.15   --   Lease Agreement dated November 25, 1996 between John Arrillaga,
              Trustee et. al. and Versant Object Technology Corporation(2)

 11.01   --   Statement regarding computation of per share earnings(2)

 23.01   --   Consent of Arthur Andersen LLP, Independent Public Accountants(2)

 27.01   --   Financial Data Schedule(2)

(1) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (file number 333-4910-LA) filed with and declared effective by the Securities and Exchange Commission on July 17, 1996.
(2)  Filed herewith.
  * Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.
 **  Management contract or compensatory plan.