Form 10QSB
period 1997-03-31
VERSANT OBJECT TECHNOLOGY CORP
filed 1997-05-15
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

                                  Yes [ X ] No [   ]

         The number of shares of common stock, no par value, outstanding as of April 30, 1997: 8,961,345

           Transitional Small Business Disclosure Format (check one):
                                  Yes [   ] No [ X ]

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 1997

                                Table of Contents

Part I.  Financial Information

    Item 1.  Financial Statements                                                                           Page No.
         Condensed Consolidated Balance Sheets -- March 31, 1997 and December 31, 1996                         3

         Condensed Consolidated Statements of Operations -- Three Months Ended March 31, 1997 and 1996         4

         Condensed Consolidated Statements of Cash Flows --Three Months Ended March 31, 1997 and 1996          5

         Notes to Condensed Consolidated Financial Statements                                                  6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Part II.

Signature                                                                                                     13


                      VERSANT OBJECT TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            March 31,     December 31,
                                                              1997           1996
                                                           -----------    -----------
                                                           (unaudited)        (*)
ASSETS
Current assets:
      Cash and cash equivalents                              $   790        $ 5,267
      Short-term investments                                  15,759         14,716
      Accounts receivable, net                                 3,935          4,747
      Other current assets                                     1,829            198
                                                             -------        -------
              Total current assets                            22,313         24,928

      Property and equipment, net                                921            675
      Other assets                                               307             85
      Excess of cost of investment over fair value of
          net assets acquired, net                             3,336              -
                                                             -------        -------
                                                             $26,877        $25,688
                                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                  $   899        $     -
      Current portion of capitalized lease obligations           232            226
      Notes payable                                              106              -
      Accounts payable                                           515            475
      Accrued liabilities                                      2,476          2,374
      Deferred revenue                                         2,361          2,811
      Deferred taxes                                             169            115
                                                             -------        -------
              Total current liabilities                        6,758          6,001

Long-term liabilities, net of current portion:
      Capitalized lease obligations                              352            413

Shareholders' equity:
      Common stock                                            42,453         40,889
      Accumulated deficit                                    (22,686)       (21,615)
                                                             -------        -------
              Total shareholders' equity                      19,767         19,274
                                                             -------        -------
                                                             $26,877        $25,688
                                                             =======        =======

* Derived from audited financial statements.

                             See accompanying notes

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                           ----------------------------------
                                                                 1997             1996
                                                                 ----             ----

Revenue:
     License                                                  $ 1,912          $ 1,971
     Services                                                   1,873            1,207
                                                              -------          -------
         Total revenue                                          3,785            3,178

Cost of revenue:
     License                                                      238              289
     Services                                                     782              545
                                                              -------          -------
           Total cost of revenue                                1,020              834
                                                              -------          -------

Gross profit                                                    2,765            2,344

Operating expenses:
     Marketing and sales                                        2,603            1,728
     Research and development                                     937              687
     General and administrative                                   497              276
                                                              -------          -------
           Total operating expenses                             4,037            2,691
                                                              -------          -------

Loss from operations                                           (1,272)            (347)
     Interest income (expense) and other, net                     204               (9)
                                                              -------          -------

Loss before taxes                                              (1,068)            (356)
     Foreign withholding tax expense                                3                9
                                                              -------          -------
Net loss                                                      $(1,071)         $ (365)
                                                              =======          ======

Net loss per share                                            $ (0.12)
                                                              =======

Pro forma net loss per share                                                   $(0.06)
                                                                               ======
Weighted average common and
   common equivalent shares
                                                                8,780
                                                              =======
Pro forma weighted average common and
   common equivalent shares                                                     6,103
                                                                               ======

                             See accompanying notes

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                            -------------------------
                                                                                            1997                 1996
                                                                                            ----                 ----
   OPERATING ACTIVITIES:
     Net loss                                                                             $(1,071)             $ (365)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
         Depreciation and amortization                                                        135                  82
         Deferred rent                                                                        (11)                  -
         Changes in operating assets and liabilities,
           net of acquisition of Versant Europe:
           Accounts receivable                                                              1,499                 714
           Other assets                                                                      (783)                317
           Accounts payable                                                                  (258)               (100)
           Accrued liabilities and income tax payable                                        (453)               (376)
           Deferred revenue                                                                  (590)               (243)
                                                                                          -------              ------
               Net cash (used in) provided by operating activities                         (1,532)                 29
                                                                                          -------              ------
   INVESTING ACTIVITIES:
     Purchase of property and equipment                                                      (259)                (79)
     Purchases of short-term investments                                                   (7,643)                  -
     Proceeds from maturity of short-term investments                                       6,600                   -
     Acquisition  of Versant Europe, net of cash acquired                                  (1,987)                  -
     Deposits                                                                                (116)                (10)
                                                                                          -------              ------
           Net cash used in investing activities                                           (3,405)                (89)
                                                                                          -------              ------
   FINANCING ACTIVITIES:
     Net proceeds from sale of common stock to employees                                      420                  21
     Proceeds from (payment of) capital lease obligations                                     (55)                 97
     Proceeds from borrowings                                                                 108                 300
                                                                                          -------              ------
           Net cash provided by financing activities                                          473                 418
     Effect of exchange rate changes on cash                                                  (13)                  -
                                                                                          -------              ------
   NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (4,477)                358
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         5,267               1,281
                                                                                          -------              ------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   790              $1,639
                                                                                          =======              ======
   Supplemental disclosures of cash flow information
   Cash paid for:
     Interest                                                                             $    17              $   12
     Income taxes                                                                         $   100              $    -
   Non-cash investing activities:
     Common stock issued in the  acquisition of Versant Europe                            $ 1,634              $    -



                             See accompanying notes

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.    Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by Versant Object Technology Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ending December 31, 1996 filed with the SEC. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1997 or any other future period.

2.    Summary of Significant Accounting Policies

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Versant Object Technology GmbH ("Versant Europe"). All intercompany accounts and transactions have been eliminated.

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

    NET LOSS PER COMMON SHARE

    Except as noted below, net loss per share is computed using the weighted average number of outstanding shares of common and common equivalents from outstanding stock options (using the treasury stock method when dilutive). Common equivalent shares were excluded from the computation if their effect was antidilutive except that, pursuant to the SEC Staff Accounting Bulletin No. 83 and Staff policy, such computations for the 1996 period include all common and common stock equivalent shares issued within 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (using the treasury stock method assuming the public offering price). Mandatorily redeemable convertible preferred stock outstanding during the period were included (using the if converted method) in the 1996 computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted earnings per common share were substantially the same in all periods presented.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 128, "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129), which are effective for fiscal years ending after December 15, 1997. Early application is not permitted. The Company will adopt SFAS 128 and 129 for its year ending December 31, 1997. The pro forma basic and diluted net loss per share for the first quarter of 1997 would be the same as disclosed on the Condensed Consolidated Statement of Operations:


    INVESTMENTS

    Investments have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. The Company classifies its investments as held-to-maturity investments as defined under the provisions of SFAS 115 and carries such investments at amortized cost in its balance sheet.

    SOFTWARE DEVELOPMENT COST

    The Company capitalizes eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company charged all software development costs to research and development expense as incurred.


3.  Acquisition of Versant Europe

    On March 26, 1997, the Company acquired Versant Object Technology GmbH (Versant Europe), an independently owned distributor of the Company's products in Europe. The Company paid $3.6 million to the shareholder of Versant Europe consisting of $2.0 million in cash and 167,545 shares of common stock valued at $9.75 per share. The shares of Company's Common Stock, no par value, paid to the shareholder of Versant Europe were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2), thereof. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Versant Europe are reflected in the condensed consolidated financial statements commencing on the date of acquisition.

    The acquisition of Versant Europe resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired (goodwill) in the amount of $3.3 million, which is being amortized over a seven year period. Consolidated operations for the quarter ended March 31, 1997 include total revenue and operating expenses from Versant Europe of approximately $1.0 million and $233,000, respectively, for the period from date of acquisition to March 31, 1997.

A summary comparative pro forma statement of operations data for quarters ended March 31, 1996 and 1997 assuming the acquisition had taken place at the beginning of each period is as follows (in thousands, except per share amounts):

                             1996             1997
                           --------        ---------
Revenue                    $ 3,317          $ 4,540

Net loss                   $  (644)         $(1,866)

Net loss per share         $ (0.11)         $ (0.21)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and in the section entitled "Other Factors that may Affect Future Operating Results" in the Company's Form 10-KSB filed with the SEC on March 31, 1997 and in the Company's Form SB-2 Registration Statement declared effective by the SEC on July 17, 1996, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward looking statements, and words such as "believes", "expects", "may", "intends", and similar expressions are intended to identify forward-looking statements; however, neither the preceding asterisk nor these words are the exclusive means of identifying such statements. In addition, the remainder of this "Overview" section, which has no asterisks for improved readability, includes a number of forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

The Company's core product is the Versant ODBMS, a high performance object database management system. In March 1997, the Company released version 5.0 of the Versant ODBMS. In March 1997, the Company also released Versant Web and Versant VIA, two new Internet/Intranet products. The Versant Web product is designed to emulate a live database session using commercially available Web browsers. Versant VIA is designed to allow users to import ODBMS query data over the Web. Also in March 1997, the Company entered into its final Beta testing of the Versant Java Direct Interface product which is designed to allow Internet application developers to write Java applications directly to the Versant ODBMS. This product was released in May 1997. The Company currently expects that licenses of the Versant ODBMS and related products as well as Associated Services will be the Company's principal sources of revenue for the foreseeable future. As a consequence, the Company's future operating results will depend upon its ability to expand market acceptance of the Versant ODBMS.

The Company acquired Versant Object Technology GmbH, (Versant Europe) its independent distributor for Europe, on March 26, 1997. The Company paid $3.6 million to the shareholder of Versant Europe consisting of $2.0 million in cash and 167,545 shares of common stock valued at $9.75 per share. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Versant Europe are reflected in the Company's condensed consolidated financial statements commencing on the date of acquisition. The acquisition of Versant Europe resulted in the Company recording of an intangible asset representing the cost in excess of fair value of the net assets acquired (goodwill) in the amount of approximately $3.3 million, which is being amortized over a seven year period. Consolidated operations for the quarter ended March 31, 1997 include total revenue and operating expenses from Versant Europe of approximately $1.0 million and $233,000, respectively. Prior to the date of acquisition, Versant Europe would have recorded a royalty payable to the Company in an amount equal to 40% of the revenue. The Company, upon receipt of payment or the collection of the receivable booked at the time of sale, would have recognized the royalty amount as revenue. The acquisition enables the Company to directly manage and control its European sales channel.

The Company's consolidated operating results have varied significantly in the past and are expected to vary significantly in the future, on a quarterly and annual basis, as a result of a number of factors, many of which are outside the Company's control. These factors include demand for the Company's products and services and the size, timing and structure of significant licenses by customers. The Company's license revenue is substantially dependent on orders booked and shipped in that quarter, and historically a majority of the Company's revenue in any quarter has been recorded in the third month of that quarter, with a concentration of such revenue in the last few days of the quarter. Due to these and other factors, the Company's revenue for any future period may vary significantly from any prior period, and it is impossible to predict revenue for any period prior to its end.

A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders and their fulfillment has caused, and likely will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In the first quarter of 1997, two customers accounted for approximately 26% of total revenue and 52% of license revenue. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Because of this lengthy sales cycle and the relatively large average dollar size of individual licenses, lost or delayed sales can have a significant impact on the Company's operating results for a particular period. In addition, in the first quarter of 1997, approximately 43% of the Company's license revenue and approximately 61% of the Company's total revenue were derived from customers in the telecommunications industry. There can be no assurance that the Company will earn comparable revenue from these customers or this industry in future periods.

There can be no assurance that the Company will be profitable on an annual or quarterly basis in the future. The Company's limited operating history and the relative immaturity of its market make the prediction of future operating results impossible. The market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from both its current competitors and new market entrants. Any material reduction in the price of the Company's products would materially adversely affect the Company's operating results.


RESULTS OF OPERATIONS

The following table sets forth the percentages that compare Condensed Consolidated Statement of Operations items to total revenue for the three months ended March 31, 1996 and 1997.

                                                                            Three Months Ended
                                                                                March 31,
                                                                       1997                   1996
                                                                       ----                   ----
               Revenue:
                    License                                            50.5%                  62.0%
                    Services                                           49.5%                  38.0%
                                                                       -----                  -----
                        Total revenue                                 100.0%                 100.0%

               Cost of revenue:
                    License                                             6.3%                   9.0%
                    Services                                           20.6%                  17.2%
                                                                       -----                  -----
                          Total cost of revenue                        26.9%                  26.2%

               Gross profit                                            73.1%                  73.8%

               Operating expenses:
                    Marketing and sales                                68.7%                  54.4%
                    Research and development                           24.8%                  21.6%
                    General and administrative                         13.1%                   8.7%
                                                                       -----                  -----
                          Total operating expenses                    106.6%                  84.7%

               Loss from operations                                   -33.5%                 -10.9%
                    Interest income (expense) and other, net            5.3%                  -0.3%

               Loss before taxes                                      -28.2%                 -11.2%
                    Foreign withholding tax expense                     0.1%                   0.3%
                                                                       -----                  -----
               Net loss                                               -28.3%                 -11.5%
                                                                       =====                  =====




Revenue

The Company's total consolidated revenue increased 19% from $3.2 million in the first quarter of 1996 to $3.8 million in the first quarter of 1997. This increase in revenue was due to the acquisition of Versant Europe, which resulted in the Company recognizing $1.0 million of revenue as well as an increase in consulting and training revenue and sales to new customers.

License revenue

License revenue decreased 3% from $2.0 million in the first quarter of 1996 to $1.9 million in the first quarter of 1997. License revenue as a percentage of total revenue decreased from 62% for the first quarter of 1996 to 51% for the first quarter 1997. The decrease in license revenue was primarily due to lower domestic sales and deployments by the Company's customers.

Services revenue

Services revenue increased 55% from $1.2 million in the first quarter of 1996 to $1.9 million in the first quarter of 1997. The increase in services revenue is principally due to an increase in consulting and training business with new and existing end-user customers as well as increased maintenance revenue from a larger installed base offset in part by a decrease in nonrecurring engineering fees.

Export sales

Export sales accounted for 37% of the Company's total revenue in the first quarter of 1997 compared to 27% in the first quarter of 1996. The increase in export sales as a percentage of total revenue was principally due to the acquisition of Versant Europe which resulted in the Company recognizing revenue by Versant Europe from a large sale to a telecommunication customer based in the United Kingdom in March as well as lower domestic revenue. *The Company intends to expand its sales and marketing activities outside the United States, including but not limited to Europe, which will require significant management attention and financial resources.

The Company's European and other international operations are subject to a number of risks. Such risks include but are not limited to longer receivable collection periods, unexpected changes in regulatory requirements, dependence on independent resellers, multiple and conflicting regulations and technology standards, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, foreign exchange fluctuations, the burdens of complying with a variety of foreign laws and the impact of business cycles and economic instability outside the United States.

Cost of Revenue

    Total cost of revenue increased 22% from $834,000 in the first quarter of 1996 to $1.0 million in the first quarter of 1997 principally as a result of the continued growth of the training and consulting organization. Total cost of revenue as a percentage of total revenue was essentially stable at 26% in the first quarter of 1996 and 27% in the first quarter of 1997.

    Cost of license revenue consists primarily of product royalty obligations incurred by the Company when it sub-licenses Third-Party Products, royalty obligations incurred by the Company under a porting services agreement, bad debt reserves, product packaging, freight, user manuals, product media and production labor costs. Cost of license revenue decreased 18% from $289,000 or 15% of license revenue in the first quarter of 1996 to $238,000 or 12% of license revenue in the first quarter of 1997 due primarily to a decrease in royalty obligations on Third-Party Products partially offset by an increases in bad debt reserves, product packaging, freight, user manuals, product media and production labor costs.

    Cost of service revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers. These costs increased 43% from $545,000 in the first quarter of 1996 to $782,000 in the first quarter of 1997 due to the expansion of the training, consulting and support organizations. Cost of services as a percentage of services revenue decreased from 45% in the first quarter of 1996 to 42% in the first quarter of 1997. Cost of service revenue as a percentage of service revenue has declined due to an increase in consulting and maintenance revenue without a corresponding increase in the cost of maintenance revenue and a lower number of outside consultants hired to meet consulting obligations. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services. *The Company anticipates that cost of services revenue will increase in absolute dollar terms and that such cost as a percentage of services revenue will not continue to decline. *To the extent that services revenue increases relative to license revenue, overall gross margins would decline, which could have a material adverse effect on the Company's operating results and financial condition.

Operating Expenses

    Marketing and Sales

    Marketing and sales expenses consist primarily of domestic and international marketing and sales personnel costs, including sales commissions, recruiting and travel, advertising, public relations, seminars, trade shows, product descriptive literature, product management, sales offices and mailings. Marketing and sales expenses increased 51% from $1.7 million or 54% of total revenue in the first quarter of 1996 to $2.6 million or 69% of total revenue in the first quarter of 1997. The increase in marketing and sales expenses are primarily due to an increase in compensation resulting from an expanded sales and marketing staff, spending on travel, lease expense for new and expanded offices and, marketing activities, including trade shows and promotional expenses. The increase in marketing and sales expenses as a percentage of total revenue is primarily due to lower than expected total revenue. *The Company expects to continue hiring additional marketing and sales personnel and to increase promotional expenses.

    Research and Development

    Research and development expenses consist primarily of salaries, recruiting and personnel-related expenses, and the costs of ISO 9001 quality program, depreciation of development equipment, supplies and travel. Research and development expenses increased 36% from $687,000 or 22% of total revenue in the first quarter of 1996 to $937,000 or 25% of total revenue in the first quarter of 1997. The increase in research and development expense is primarily attributable to an increase in the number of software engineers and related recruiting expenses as well as the costs of completing an ISO 9001 quality certification program. Generally, all research and development expenditures are expensed as incurred. *The Company anticipates that it will continue to devote substantial resources to research and development in order to remain competitive.

    General and Administrative

    General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's domestic and international accounting, human resources, management information systems, legal, amortization and depreciation and general management functions. In addition, general and administrative expenses include public company, outside legal and audit costs. General and administrative expenses increased 80% from $276,000 or 9% of total revenue in first quarter of 1996 to $497,000 or 13% of total revenue in the first quarter of 1997. This increase was primarily due to the costs of being a public company as well as compensation resulting from an expanded staff, spending on legal, insurance, accounting and communication expenses. Additionally, general and administration expenses include the amortization of goodwill resulting from the acquisition of Versant Europe. For the first quarter of 1997, $8,000 of amortization expense was included in general and administration expenses. *The Company expects to amortize the balance of the goodwill at a rate of $123,000 per quarter over the next 27 quarters. *The Company believes that the dollar amount of its general and administrative expenses will increase through most of 1997 due to the goodwill amortization, relocation cost associated with the move of the corporate headquarters and the Company's expansion of its administrative staff and incurrence of additional costs related to being a public company.

    Interest Income (Expense) and Other, net

    Interest income (expense) and other, net includes interest earned on the Company's cash reserves and interest expense related principally to leases. The increase from a net interest and other of $9,000 in the first quarter of 1996 to income of $204,000 in the first quarter of 1997 is due to the interest earned on the proceeds received from the Company's initial public offering.

Liquidity and Capital Resources

    Cash and cash equivalents decreased $4.5 million from $5.3 million at December 31, 1996 to $790,000 at March 31, 1997. For the first quarter ended March 31, 1997, the Company's operating activities used $1.5 million primarily as a result of funding the net loss for the quarter, an increase in other assets and a decrease in accounts payable, accrued liabilities and deferred revenue, which amounts were partially offset by the collection of receivable balances. Investing activities used cash of $3.4 million primarily as a result of net purchases of short-term investments and payment of the $2.0 million cash portion of the acquisition of Versant Europe, the acquisition of equipment and payment of the cash portion of the lease security deposit on the new headquarter offices. Financing activities provided cash of $473,000 primarily due to proceeds from the sale of common stock to employees and proceeds from borrowings by Versant Europe offset by the principal payments on capital leases.

    Short-term investments increased $1.1 million from $14.7 million at December 31, 1996 to $15.8 million at March 31, 1997. The increase in short-term investments resulted from the use of cash to fund net investment purchases. The Company's short-term investments consist of United States Treasury Bills. *Management expects that, in the future, cash in excess of current requirements will be invested in short-term interest-bearing investment grade securities.

    The Company's total assets remained relatively flat, increasing by 5% from $25.7 million at December 31, 1996 to $26.9 million at March 31, 1997. The increase in total assets was primarily due to the acquisition of Versant Europe, which was partially financed by the issuance of common stock.

    The Company's total current liabilities increased 13% from $6.0 million at December 31, 1996 to $6.8 million at March 31, 1997. This increase was primarily due to short-term borrowings assumed as result of the acquisition of Versant Europe and issuance of a note payable to secure the lease on the new corporate offices offset in part by a reduction in deferred revenue.

    The Company's total shareholders' equity increased 3% from $19.3 million at December 31, 1997 to $19.8 million at March 31, 1997. This increase primarily results from the issuance of 167,545 shares of common stock valued at $1.6 million to the shareholder of Versant Europe in connection with the acquisition of that company offset by a net loss of $1.1 million for the quarter.

    The Company maintains a revolving credit line with a bank that expires June 1997. The maximum amount that can be borrowed under the revolving credit line is $2.5 million. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the company's assets (which lien shall be released at such time and for so long as the Company meets certain net profit and tangible net worth tests.) These borrowings bear interest at a rate of .50% over the bank's prime lending rate. The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is currently in compliance with these covenants. *The Company expects to replace or extend its current credit line, although there can be no assurance of this. *The Company believes its available cash, cash equivalents and short-term investments and credit line will satisfy the Company's projected working capital and capital expenditures at least for the next twelve months.

PART II         OTHER INFORMATION

Item 6          EXHIBITS AND REPORTS ON FORM 8-K

                (a)     No exhibits are filed herewith.

                (b) On March 26, 1997, the Company filed a Form 8-K to report the acquisition of Versant Europe, the terms of which are described in Part I of this Form-10QSB. The financial information and pro forma financial information required to be filed pursuant to Item 7(a) and 7(b) of the Form 8-K was not available at the time of filing the Form 8-K and will be filed on a Form 8-K/A as soon as practicable, but in no event later than 60 days after the date the Form 8-K was required to be filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      VERSANT OBJECT TECHNOLOGY CORPORATION

Date: May 14, 1997         /s/ GARY RHEA
---------------------      -------------
                           Gary Rhea
                           Vice President Finance and Administration.
                           Chief Financial Officer, Treasurer and Secretary
                           (Duly Authorized Officer and Principal
                           Financial Officer)

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule