Form 10QSB
period 1997-06-30
VERSANT OBJECT TECHNOLOGY CORP
filed 1997-08-14
CIK 865917

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)


                             6539 Dumbarton Circle
                           Fremont, California 94555
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (510) 789-1500

                               1380 Willow Road
                             Menlo Park, CA 94025
                  (Former address, changed from last report)

                    Check whether the Issuer (1) filed all
          reports required to be filed by Section 13 or 15(d) of the
        Securities Exchange Act of 1934 during the preceding 12 months
         (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  XNo
                                      ---

        The number of shares of common stock, no par value, outstanding as of August 11, 1997: 8,997,555
                                              ---------

          Transitional Small Business Disclosure Format (check one):
                                   YesNo  X
                                        ---



                                    VERSANT OBJECT TECHNOLOGY CORPORATION
                                                 FORM 10-QSB
                                          Period Ended June 30, 1997

                                              Table of Contents

Part I.  Financial Information

Item 1.  Consolidated Financial Statements                                                           Page No.

Condensed Consolidated Balance Sheets - June 30, 1997 and December 31, 1996                                 3

Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 1997 and 1996         4

Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1997 and 1996                  5

Notes to Condensed Consolidated Financial Statements                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8


Part II. Other Information

     Item 4. Submission of matters to a vote of Security Holders                                           15

     Item 6. Exhibits and Reports on Form 8-K.                                                             16

Signature                                                                                                  17



                     VERSANT OBJECT TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                  June 30,    December 31,
                                                    1997          1996
                                                 ----------  --------------
(unaudited)                                          *
ASSETS
Current assets:
      Cash and cash equivalents                  $     256   $       5,267
      Short-term investments                        11,398          14,716
      Accounts receivable, net                       9,428           4,747
      Other current assets                           1,962             198
                                                 ----------  --------------
              Total current assets                  23,044          24,928

      Property and equipment, net                    2,502             675
      Other assets                                     436              85
      Excess of cost of investment over
      fair value of
      net assets acquired, net                       3,218               -
                                                 ----------  --------------
                                                 $  29,200   $      25,688
                                                 ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                      $     849   $           -
      Current portion of capitalized lease             272             226
      obligations
      Notes payable                                    106               -
      Accounts payable                               1,143             475
      Accrued liabilities                            2,496           2,374
      Deferred revenue                               3,735           2,811
      Deferred taxes                                   419             115
                                                 ----------  --------------
              Total current liabilities              9,020           6,001

Long-term liabilities, net of current portion:
      Capitalized lease obligations                    249             413

Shareholders' equity:
      Common stock                                  42,455          40,889
      Accumulated deficit                          (22,524)        (21,615)
                                                 ----------  --------------
              Total shareholders' equity            19,931          19,274
                                                 ----------  --------------
                                                 $  29,200   $      25,688
                                                 ==========  ==============

*  Derived  from  audited  financial  statements



                            See accompanying notes


                        VERSANT OBJECT TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                Three Months Ended  Six Months Ended
                                                    June 30,           June 30,
                                                    --------           --------
                                                 1997      1996      1997     1996
                                                -------  --------  --------  -------
Revenue:
  License                                       $5,587   $ 3,000   $ 7,499   $4,971
  Services                                       1,777     1,616     3,650    2,823
                                                -------  --------  --------  -------
      Total revenue                              7,364     4,616    11,149    7,794

Cost of revenue:
  License                                          114       202       351      491
  Services                                       1,182       645     1,965    1,190
                                                -------  --------  --------  -------
        Total cost of revenue                    1,296       847     2,316    1,681

  Gross profit                                   6,068     3,769     8,833    6,113

Operating expenses:
  Marketing and sales                            3,902     2,127     6,506    3,855
  Research and development                       1,221       835     2,158    1,522
  General and administrative                       796       310     1,283      586
  Amortization of goodwill                         121         -       129        -
                                                -------  --------  --------  -------
         Total operating expenses                6,040     3,272    10,076    5,963
                                                -------  --------  --------  -------

Income (loss) from operations                       28       496    (1,244)     150

  Interest income (expense), net                   163        (9)      380      (18)
  Currency translation loss                        (10)        -       (23)       -
                                                -------  --------  --------  -------

Income (loss) before taxes                         181       487      (887)     132

  Provision for taxes                               18        14        21       23
                                                -------  --------  --------  -------

Net income (loss)                               $  163   $   473   $  (908)  $  109
                                                =======  ========  ========  =======

Net income (loss)  per share                    $ 0.02              ($0.10)
                                                =======            ========

Pro forma net income per share                            $ 0.07             $ 0.02
                                                         ========            =======

Weighted average common and                      9,139               9,033
                                                =======            ========
   common equivalent shares

Pro forma weighted average common and  common
   equivalent shares                                       6,877              6,466
                                                         ========            =======

                               See accompanying notes



                                VERSANT OBJECT TECHNOLOGY CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)

                                                                                   Six months Ended
                                                                                        June 30,
                                                                                       ---------
                                                                                    1997      1996
                                                                                  --------  --------
 OPERATING ACTIVITIES:
   Net income (loss)                                                              $  (908)  $   109
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation                                                                   334       163
       Amortization                                                                   129         -
       Deferred rent                                                                  (11)        -
       Changes in current assets and liabilities, net of assets and liabilities acquired in the Versant Europe acquisition:
         Accounts receivable                                                       (3,994)   (1,640)
         Other assets                                                                (916)       35
         Short term bank debt                                                         (50)        -
         Accounts payable                                                             370        92
         Accrued liabilities and taxes payable                                       (183)      330
         Deferred revenue                                                             784       335
             Net cash used in operating activities                                 (4,445)     (576)
                                                                                  --------  --------

 INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (2,032)     (148)
   Purchases of short-term investments                                             (9,777)        -
   Proceeds from sale and maturities of short-term investments                     13,095         -
   Purchase of Versant Europe, net of cash acquired                                (1,987)        -
   Other assets                                                                      (245)     (669)
         Net cash used in investing activities                                       (946)     (817)
                                                                                  --------  --------

 FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                             422     1,326
   Principal payments under capital lease obligations                                (158)      137
   Proceeds from borrowings                                                           108       300
         Net cash provided by financing activities                                    372     1,763
                                                                                  --------  --------
 Effect of exchange rate changes on cash                                                8         -
                                                                                  --------  --------
 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (5,011)      370
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,267     1,281
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   256   $ 1,651
                                                                                  ========  ========

                                       See accompanying notes

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.        Basis  of  Presentation

     The condensed consolidated financial statements included herein have been prepared by Versant Object Technology Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ending December 31, 1996. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1997 or any other future period.

2.        Summary  of  Significant  Accounting  Policies

      PRINCIPLES  OF  CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary, Versant Object Technology GmbH. All intercompany accounts and transactions have been eliminated.

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

NET  INCOME  (LOSS)  PER  SHARE

     Except as noted below, net income(loss) per share is computed using the weighted average number of outstanding shares of common and common equivalents from outstanding stock options (using the treasury stock method when dilutive). Common equivalent shares were excluded from the computation if their effect was antidilutive except for the three and six months ended June 30, 1996, pursuant to the SEC Staff Accounting Bulletin and Staff policy, such computations include all common and common stock equivalent shares issued within 12 months preceding the filing date of the registration statement for the Company's initial public offering as if they were outstanding for all periods presented (using the treasury stock method assuming the public offering price). Shares of mandatorily redeemable convertible preferred stock outstanding during the three and six months ended June 30, 1996 were included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted net income
(loss)  per common share were substantially the same in all periods presented.

SOFTWARE  DEVELOPMENT  COST

     The Company capitalizes eligible computer software development cost upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company charged all software development costs to research and development expense as incurred.


3.    Acquisition

      On March 26, 1997, the Company acquired Versant Object Technology GmbH (Versant Europe), an independently owned distributor of Company's products in Europe. The Company paid $3.6 million to the shareholder of Versant Europe consisting of $2.0 million in cash and 167,545 shares of common stock valued at $9.75 per share. The shares of Company's Common Stock, no par value, paid to the shareholder of Versant Europe were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, by virtue of
Section 4 (2), thereof. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Versant Europe are reflected in the condensed consolidated financial statements commencing on the date of acquisition.

     The acquisition of Versant Europe resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven- year period. Consolidated operations for the six months ended June 30, 1996 and 1997 include total revenue and operating expenses from Versant Europe of approximately $2.2 million and $1.3 million, respectively, for the period from date of acquisition to June 30, 1997.

     The table below presents the pro forma results had the Company's acquisition of Versant Europe occurred at the beginning of 1997 and 1996, respectively.


                      Six Months Ended    Six Months Ended
                        June 30, 1997      June 30, 1996
                    -------------------  ------------------
Revenue              $          11,539   $           8,177

Net Loss             $          (1,022)  $           ( 742)

Net  loss per share  $           (0.11)  $           (0.13)

ITEM  2:    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

OVERVIEW

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form SB-2 Registration Statement, declared effective by the SEC on July 17, 1996, the Form 10-KSB for the year ended December 31, 1996 and the Form 10-QSB for the quarter ended March 31, 1997 that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "may," "future," "intends" and similar expressions are intended to identify forward-looking statements. In addition, the remainder of this section, which has no asterisks for improved readability, includes a substantial number of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

     Substantially all of Versant's revenue has been derived from (i) sales of development and deployment licenses for the Versant Object Database Management System (the "Versant ODBMS") and related products, (ii) related maintenance and support, training, consulting and nonrecurring engineering fees (the "Associated Services") and (iii) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS ("Third-Party Products"). The Company released version 5.0 of the Versant ODBMS, an enhanced version of the core ODBMS engine, in the first quarter of 1997. Included with the release of version 5.0 were two Internet products, Versant Web and Versant Internet Adapter. In the second quarter of 1997, the Company released and shipped another Internet product, the Versant Java Language Interface. In addition, the Company has developed a product that allows access to data stored in a Versant database via the Internet or corporate intranets. The Company currently expects that the sales of licenses of the Versant ODBMS and Associated Services will be the Company's principal sources of revenue for the foreseeable future. The Company has in the past been and expects in the future to be primarily dependent on the telecommunications market. The Company is also placing significant emphasis on expanding its position in the Internet market. The Company's future operating results will depend upon its ability to expand market acceptance of the Versant ODBMS and to a lesser extent the market acceptance of its Internet products.

     The Company's operating results have varied significantly in the past and are expected to vary significantly in the future, on a quarterly and annual basis, as a result of a number of factors, many of which are outside the Company's control. These factors include demand for the Company's products and services and the size, timing and structure of significant licenses by customers. The Company's license revenue is substantially dependent on orders booked and shipped in that quarter, and historically a majority of the Company's revenue in any quarter has been recorded in the third month of that quarter, with a concentration of such revenue in the last few days of the quarter. Due to these and other factors, the Company's revenue for any future period will likely vary significantly from any prior period, and it is impossible to predict revenue for any period prior to its end.

     The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having higher total revenue and income from operations than the first quarter, and often-subsequent quarters, of the following year. The Company believes that the seasonal pattern of its revenue has resulted primarily from the budgeting cycles of its customers and the structure of the Company's sales commission program, and the Company believes that this pattern is likely to continue for the foreseeable future. However, there can be no assurance that this pattern will continue.

     A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders and their fulfillment has caused, and likely will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In the second quarter of 1997, one customer, the U.S. Government, accounted for approximately 40% of total revenue. Further, in the second quarter of 1997, approximately 20% of the Company's license revenue were derived from customers in the telecommunications industry. There can be no assurance that the Company will earn comparable revenue from these customers or this industry in future periods. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Because of this lengthy sales cycle and the relatively large average dollar size of individual licenses, lost or delayed sales can have a significant impact on the Company's operating results for a particular period.

     Although Versant was profitable in the second quarter of 1997, there can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's limited operating history and the relative immaturity of its market make the prediction of future operating results impossible. The market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from both its current competitors and new market entrants, particularly as other database vendors enter the object-oriented and object-relational database markets. Many of the Company's competitors have significantly greater resources and name recognition than the Company. Any material reduction in the price of the Company's products would materially adversely affect the Company's operating results.

RESULTS  OF  OPERATIONS

The following table sets forth the percentages that income statement items bear to total revenue for the three and six months ended June 30, 1997 and 1996.


                     VERSANT OBJECT TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                 Three Months Ended Six Months Ended
                                       June 30,         June 30,
                                       --------         --------
                                     1997    1996    1997    1996
                                    ------  ------  ------  ------
Revenue:
  License                            75.9%   65.0%   67.3%   63.8%
  Services                           24.1%   35.0%   32.7%   36.2%
                                    ------  ------  ------  ------
      Total revenue                 100.0%  100.0%  100.0%  100.0%

Cost of revenue:
  License                             1.5%    4.4%    3.2%    6.3%
  Services                           16.1%   14.0%   17.6%   15.3%
                                    ------  ------  ------  ------
        Total cost of revenue        17.6%   18.4%   20.8%   21.6%

  Gross profit                       82.4%   81.6%   79.2%   78.4%

Operating expenses:
  Marketing and sales                53.0%   46.1%   58.4%   49.5%
  Research and development           16.6%   18.1%   19.4%   19.5%
  General and administrative         10.8%    6.7%   11.5%    7.5%
  Amortization of goodwill            1.6%    0.0%    1.2%    0.0%
                                    ------  ------  ------  ------
         Total operating expenses    82.0%   70.9%   90.4%   76.5%
                                    ------  ------  ------  ------

Income (loss) from operations         0.4%   10.8%  -11.2%    1.9%
                                    ------  ------  ------  ------
  Interest income (expense), net      2.2%   -0.2%    3.4%   -0.2%
  Currency translation loss          -0.1%    0.0%   -0.2%    0.0%

Income (loss) before taxes            2.5%   10.5%    8.0%    1.7%
                                    ------  ------  ------  ------
  Provision for taxes                 0.3%    0.2%    0.2%    0.3%
                                    ------  ------  ------  ------

Net income (loss)                     2.2%   10.3%   -8.1%    1.4%
                                    ======  ======  ======  ======

Revenue

     The Company's total consolidated revenue increased 60% from $4.6 million in the second quarter of 1996 to $7.4 million in the second quarter of 1997. This increase was principally due to a substantial increase in domestic and international license sales to new commercial customers and the U. S. Government and deployments by existing customers. The Company's total consolidated revenue increased 43% from $7.8 million for the six months ended June 30, 1996 to $11.1 million in the corresponding period of 1997. This increase was principally due to an expansion of domestic and international sales of the Company's products and services as well as deployments by existing customers.

License revenue increased 86% from $3.0 million in the second quarter of 1996 to $5.6 million in the second quarter of 1997. The increase in license revenue was primarily due to a large sale to the U.S. Government, increased international license sales, including those sales made through Versant Europe, deployments by existing customers and royalty revenue. License revenue increased 51% from $5.0 million for the six months ended June 30, 1996 to $7.5 million in the corresponding period of 1997. The increase in license revenue was primarily due to increased domestic and international license revenue resulting from increased sales to new commercial customers and the U.S.
Government  and  the  acquisition  of  Versant  Europe  in  March  1997.  The acquisition of Versant Europe resulted in the Company recognizing approximately $1.0 million of license revenue in each of the second and first quarter of 1997, respectively, that would have been recognized only at the 40 percent royalty rate had Versant Europe not been acquired. License revenue as a percentage of total revenue increased from 65% to 76% from the second quarter of 1996 to the second quarter of 1997, and from 64% to 67% from the six months ended June 30, 1996 to the corresponding period of 1997 due to license revenue increasing at a faster rate than service revenue.

     Services revenue increased 10% from $1.6 million in the second quarter of 1996 to $1.8 million in the second quarter of 1997. Services revenue increased 29% from $2.8 million for the six months ended June 30, 1996 to $3.7 million in the corresponding period of 1997. The increase in services revenue was primarily due to increased domestic and international consulting business including $100,000 and $300,000 of services revenue in each of the second and first quarter of 1997, respectively, that would have been recognized only at the 25% royalty rate had Versant Europe not been acquired, increased maintenance revenue on a larger installed base and to a lesser extent, increased customer training revenue.

     Export sales increased from 15% of the Company's total revenue in the second quarter of 1996 to 20% in the second quarter of 1997. Export sales accounted for approximately 20% of the Company's total revenue for the six months ended June 30, 1996 compared to 26% in the corresponding period of 1997. The primary sources of the Company's export sales are direct sales in Australia, Asia, Canada and, since March 1997, direct sales by Versant Europe throughout Europe and United Kingdom. Prior to the acquisition of Versant Europe by the Company in March 1997, the Company received a royalty on sales of licenses and services made by Versant Europe. The increase in export sales in the second quarter and for the six months ended June 30, 1997 as a percentage of total revenue was principally due to Versant Europe sales which resulted in approximately $1.0 million and $2.0 million in license revenue, respectively, rather than a royalty of approximately 40 percent of such license revenue. *The Company intends to expand its sales and marketing activities outside the United States, including but not limited to Europe and Asia, which will require significant management attention and financial resources. *As a result of the Versant Europe acquisition and the continued emphasis on expanding internationally, the Company expects export sales as a percentage of total revenue to generally continue at the second quarter of 1997 level. The Company's European as well as other international operations are subject to a number of risks. Such risks include but are not limited to longer receivable collection periods, unexpected changes in regulatory requirements, dependence on independent resellers, multiple and conflicting regulations and technology standards, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, foreign exchange fluctuations, the burdens of complying with a variety of foreign laws and the impact of business cycles and economic instability outside the United States.

Cost  of  Revenue

     Total cost of revenue increased 53% from $847,000 in the second quarter of 1996 to $1.3 million in the second quarter of 1997 principally as a result of a substantial increase in the cost of services revenue resulting from the expansion of the consulting, training and support organizations offset by a decrease in cost of license revenue principally due to a reduction in bad debt reserves. Total cost of revenue as a percentage of total revenue was stable at 18% in the second quarter of 1996 and 18% in the second quarter of 1997. Total cost of revenue increased 38% from $1.7 million for the six months ended June 30, 1996 to $2.3 million in the corresponding period of 1997 due to a substantial increase in the cost of services revenue offset by a decrease in cost of license revenue. Total cost of revenue as a percentage of total revenue was essentially stable at 22% for the six months ended June 30, 1996 and 21% in the corresponding period of 1997.

      Cost of license revenue consists primarily of royalty obligations incurred by the Company under porting services agreements, product packaging, adjustments to bad debt reserves, freight, user manuals, product media and production labor costs and product royalty obligations incurred by the Company when it sub-licenses Third-Party Products. Cost of license revenue decreased 44% from $202,000 or 7% of license revenue in the second quarter of 1996 to $114,000 or 2% of license revenue in the second quarter of 1997, primarily due to a significant increase in license revenue with minimal associated cost and a reduction in bad debt reserves based on management's assessment of the adequacy of such reserves, offset by increases in product packaging, freight, user manuals, product media and production labor costs. Cost of license as a percentage of license revenue decreased 29% from $491,000 or 10% of license revenue for the six months ended June 30, 1996 to $351,000 or 5% of license revenue in the corresponding period of 1997 primarily due to increased license revenue and the reduction in bad debt reserves.

Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers. These costs increased 83% from $645,000 or 40% of services revenue in the second quarter of 1996 to $1.2 million or 67% of services revenue in the second quarter of 1997. The increase was primarily due to increased personnel costs resulting from an increase in management, consulting and technical engineers and administrative staff. Cost of services increased 65% from $1.2 million or 42% of services revenue for the six months ended June 30,1996 to $2.0 million or 54% of services revenue in the corresponding period of 1997. The increase was primarily due to an increase in management, engineers and administrative staff in the consulting, training and support organization. Cost of service revenue as a percentage of services revenue has increased due to staff additions in the consulting, training and support organizations without an immediate corresponding increase in consulting and training revenue resulting from the employee training time required prior to their assignment to billable consulting engagements and training courses as instructors. There can be no assurance that the Company will be able to put such newly trained persons to productive use. * The cost of services as a percentage of services revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.* The Company anticipates that cost of services revenue will increase in absolute dollar terms and may increase slightly as a percentage of services revenue in the near future. *To the extent that services revenue increases relative to license revenue, overall gross margins would decline, which could have a material adverse effect on the Company's operating results and financial condition.

Operating  Expenses

     Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, bonuses, recruiting and travel, advertising, public relations, seminars, trade shows, product descriptive literature, product management, sales offices and mailings. Marketing and sales expenses increased 83% from $2.1 million in the second quarter of 1996 to $3.9 million in the second quarter of 1997. Marketing and sales expenses increased 69% from $3.9 million for the six months ended June 30, 1996 to $6.5 million for the corresponding period of 1997. The increases in marketing and sales expenses for both periods were due to increases in sales and marketing personnel, higher commission expenses associated with higher revenue, increased marketing activities, including an offsite customer conference, direct customer mailings, increased public relations costs associated with the announcement of products, trade show and related promotional expenses. In addition, Versant Europe added marketing and sales expenses of approximately $912,000 in the second quarter of 1997 and $1.1 million for the six months ended June 30, 1997. Marketing and sales expenses as a percentage of total revenue increased from 46% in the second quarter of 1996 to 53% in the second quarter of 1997. Marketing and sales expenses as a percentage of total revenue increased from 49% for the six months ended June 30, 1996 to 58% for the corresponding period of 1997. The increase in marketing and sales expenses as a percentage of total revenue was due to a higher growth in marketing and sales expenses to promote and support product and services sales when compared to total revenue growth. *The Company expects to continue hiring additional marketing and sales personnel domestically and in Europe and to continue substantial marketing and sales activities in the U.S, and, accordingly, profitability will be adversely affected if such additional expenditures do not result in increased revenue.

     Research and development expenses consist primarily of salaries, recruiting and personnel-related expenses, travel, the costs of an ISO 9001 quality program, depreciation of development equipment and supplies. Research and development expenses increased 46% from $835,000 or 18% of total revenue in the second quarter of 1996 to $1.2 million or 17% of total revenue in the second quarter of 1997. Research and development expenses increased 42% from $1.5 million or 20% of total revenue for the six months ended June 30, 1996 to $2.2 million or 19% for the corresponding period of 1997. The increases in
research  and  development  expenses  for  both  periods  were    primarily
attributable to an increase in the number of software engineers for product development and quality assurance including related recruiting expenses as well as the costs of funding ongoing engineering activities in India, the expense of completing the ISO 9001 quality certification program and increased depreciation charges on purchases of engineering equipment. To date, nearly all research and development expenditures are expensed as incurred. *The Company anticipates that it will continue to devote substantial resources to research and development.

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include investor relations, legal and audit costs. General and administrative expenses increased 157% from $310,000 in the second quarter of 1996 to $796,000 in the second quarter of 1997. General and administrative expenses increased 122% from $586,000 for the six months ended June 30, 1996 to $1.3 million expenses for the corresponding period of 1997. This increase was primarily due to the inclusion of $151,000 in general and administration expenses related to Versant Europe, increased employment and certain costs associated with the relocation and ongoing operation of corporate headquarters as well as legal, accounting and investor relation costs associated with being a public company. General and administrative expenses as a percentage of revenue increased from 7% in the second quarter of 1996 to 11% in the second quarter of 1997. General and administrative expenses as a percentage of revenue increased from 8% of total revenue for the six months ended June 30, 1996 to 12% of total revenue in the for the six months ended June 30, 1997. This increase was primarily due to increased personnel costs, increased cost of being a public company, the costs associated with the relocation and operation of the new corporate headquarters and the inclusion of the general and administration expenses of Versant Europe.*The Company believes that the dollar amount of its general and administrative expenses will increase through most of 1997 due to the and cost associated with the move and ongoing operation of the new corporate headquarters, which has resulted in higher rent and related occupancy costs, and to a lesser extent, inclusion of the general and administration expenses of Versant Europe as well as the continued incurrence of additional costs related to being a public company with significant international operations.

Interest income (expense) and other includes interest earned on the Company's cash reserves and interest expense related principally to leases and short-term European bank debt as well as exchange rate gains or losses. The increase from a net interest and other expense balance of ($9,000) in the second quarter of 1996 to net interest and other income of $163,000 in the second quarter of 1997 was principally due to the interest earned on the proceeds received from the Company's initial public offering. The increase from a net interest and other expense balance of ($18,000) for the six months ended June 30,1996 to a net interest and other income of $380,000 for the corresponding period of 1997 was also principally due to the interest earned on the proceeds received from the Company's initial public offering.


Income  (Loss)  Per  Share

The Company's income (loss) per share was $0.02 and ($0.10) for the second quarter of 1997 and for the six months ended June 30, 1997, respectively. was based on a weighted average outstanding number of shares of 9,139,000 and 9,033,000, respectively. These weighted average numbers reflect the shares issued in the Company's initial public offering in July 1996, shares of
Common Stock issued to the shareholder of Versant Europe in March 1997 in connection with the acquisition of Versant Europe and the sale of shares of Common Stock to employees participating under the Company's stock plans.


Liquidity  and  Capital  Resources

Cash and cash equivalents decreased $5.0 million from $5.3 million at December 31, 1996 to $256,000 at June 30, 1997. For the six months ended June 30, 1997, the Company's operating activities used $3.4 million primarily as a result of a significant increase in accounts receivable, the funding of the net loss for the period, an increase in other assets and a decrease in accrued liabilities and taxes payable which amounts were partially offset by a a substantial increase in deferred revenue and an increase in accounts payable. Investing activities used cash of $858,000 primarily as a result of the purchase of $9.8 million in short-term investments, payment of the $2.0 million cash portion of the acquisition of Versant Europe and the $1.9 million acquisition of equipment and payment of the cash portion of the lease security deposit on the new headquarter facility offset in part by $13.1 million in proceeds from the maturity of short term investments. Financing activities provided cash of $362,000 primarily due to proceeds from the sale of common stock to employees offset by the principal payments on capital leases.

Short-term investments decreased by $3.3 million from $14.7 million at December 31, 1996 to $11.4 million at June 30, 1997. The decrease in
short-term  investments  resulted  from  the    maturity  of  $13.1 million in
short-term investments offset by the purchase of $9.8 million in short-term investments. The company's short-term investments consist of United States Treasury Bills. *Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

The Company's total assets increased by 14% from $25.7 million at December 31, 1996 to $29.2 million at June 30, 1997. The increase in total assets was primarily due to an increase in the accounts receivable balance due to increased revenue, the cash and stock acquisition of Versant Europe resulting in a $3.2 million balance in excess of cost over fair value of the assets acquired and the purchase of $1.9 million in property and equipment.

The Company's total current liabilities increased 50% from $6.0 million at December 31, 1996 to $9.0 million at June 30, 1997. This increase was primarily due to increases in deferred revenue, short-term borrowings assumed as a result of the acquisition of Versant Europe, accounts payable, VAT and other taxes payable and issuance of a note payable to secure the lease on the new corporate headquarters facility.

     The Company's total shareholders' equity increased 3% from $19.3 million at December 31, 1996 to $19.9 million at June 30, 1997. This increase primarily results from the issuance of 167,545 shares of common stock valued at $1.6 million to the shareholder of Versant Europe in connection with the acquisition of that company and the sale of common stock to employees participating in the employee stock purchase plan offset by a net loss of $908,000 for the six months ended June 30, 1997.

     The Company maintains a revolving credit line with a bank that expires June 1, 1998. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of June 30, 1997, a stand by letter of credit issued on behalf of Versant Europe in the amount of $1.0 million has reduced the amount available to $4.0 million. Borrowings under the revolving credit line are limited to 80 % of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets (which lien shall be released at such time and for so long as the Company meets certain net profit and tangible net worth tests.) These borrowings bear interest at the bank's prime lending rate (currently at 8.5 percent.) The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is currently in compliance with these covenants. *The Company believes its available cash, cash equivalents and short-term investments and credit line will satisfy the Company's projected working capital and capital expenditure requirements at least for the next 12 months.

PART  II          OTHER  INFORMATION

Item  4                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of the Company was held on June 5, 1997 in Redwood City, California. Of the 8,961,345 shares of the Company's Common Stock outstanding as of April 22, 1997, the record date for the Annual Meeting, 6,698,838 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of the shareholders.

(1)          To elect the following five nominees to serve as Directors of the
Company:



Name                 Votes For     Votes Withheld
-------------------  ------------  --------------
David Banks          6,692,482      6,356
Mark Leslie          6,687,252     11,586
    Stephen J. Gaal  6,674,635     24,203
    Lawrence K. Orr  6,686,152     12,686
    James Simpson    6,687,252     11,586



          The  five  nominees  were  elected  as  Directors  of  the  Company.

(2) To amend the Company's 1996 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 50,000 shares, from 75,000 shares to 125,000 shares:

Votes for:         4,955,192
Votes against:       128,039
Votes abstaining:     16,724

The proposal carried. The vote required was a majority of the shares of Common Stock present in person or represented by proxy at the Annual Meeting voting on this matter (without counting broker non-votes and abstentions toward the vote required), or at least 2,541,616 shares of the Company's Common Stock.

(3) To amend the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of
Common Stock reserved for issuance thereunder by 200,000 shares, from 125,000 shares to 325,000 shares.

Votes for:         4,923,532
Votes against:       169,623
Votes abstaining:      6,800

The proposal carried. The vote required was a majority of the shares of the Common Stock present in person or represented by proxy at the Annual Meeting voting on this matter (without counting broker non-votes and abstentions toward the vote required), or at least 2,553,378 shares of the Company's Common Stock.

(4) To amend the Company's 1996 Equity Incentive Plan to increase the number of shares of Common
Stock reserved for issuance thereunder by 800,000 shares, from 850,000 plus any shares remaining under the Company's 1989 Stock Option Plan to 1,650,000 shares plus any shares remaining under the Company's 1989 Stock Option Plan.

  Votes for:         4,709,222
  Votes against:       338,061
  Votes abstaining:      7,300

     The proposal carried. The vote required was a majority of the shares of Common Stock present in person or represented by proxy at the Annual Meeting voting on this matter (without counting broker non-votes and abstentios toward the vote required), or a least 2,523,642 shares of the Company's Common Stock.

Item  6                    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)          No  exhibits  are  filed  herewith.
(b)          On  April  9,  1997,  the  Company filed a Form 8-K to report the acquisition of Versant Europe, the terms of which described in Part I of the Form 10-QSB filed for the quarter ended on March 31, 1997 and in Part I of this Form 10-QSB. The financial information and pro forma financial information required to be filed pursuant to Item 7 (a) and 7(b) of the Form 8-K filed on April 9, 1997 was not available at the time of filing the Form 8-K. On June 5, 1997, a Form 8-K/A was filed to report the financial information and pro forma financial information required to filed pursuant to
Item  7  (a)  and  7(b)  of  the  Form  8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         VERSANT  OBJECT  TECHNOLOGY  CORPORATION

Date:, August 14, 1997   /s/  Gary  Rhea
-----------------------  ---------------
                         Gary  Rhea
                         Vice  President  Finance  and  Administration.
                         Chief  Financial  Officer,  Treasurer  and  Secretary
                         (Duly  Authorized  Officer  and  Principal
                         Financial  Officer)