Form 10QSB
period 1997-09-30
VERSANT OBJECT TECHNOLOGY CORP
filed 1997-11-14
CIK 865917

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                   Yes  X  No
                                      ---

        The number of shares of common stock, no par value, outstanding as of November 4, 1997: 8,969,049

          Transitional Small Business Disclosure Format (check one):
                                   Yes  No  X
                                           ---


                     VERSANT OBJECT TECHNOLOGY CORPORATION
                                  FORM 10-QSB
                        Period Ended September 30, 1997

                               Table of Contents


Part I.  Financial Information

Item 1. Financial Statements                                      Page No.
         Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996. . . . . . . .         3

         Condensed Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1997 and 1996         4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996 . . . . .         5

         Notes to Condensed Consolidated Financial Statements. .         6

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .         8


Part II. Other Information

     Item 2. Changes in Securities and Use of Proceeds . . . . .        18

     Item 6. Exhibits and Reports on form 8-K. . . . . . . . . .        19

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .        20


                          VERSANT OBJECT TECHNOLOGY CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)


                                                          September 30,    December 31,
                                                              1997             1996
                                                         ---------------  --------------
                                                           (unaudited)           *
ASSETS
Current assets:
      Cash and cash equivalents . . . . . . . . . . . .  $        4,089   $       5,267
      Short-term investments. . . . . . . . . . . . . .           8,439          14,716
      Accounts receivable, net. . . . . . . . . . . . .           8,135           4,747
      Other current assets. . . . . . . . . . . . . . .           2,312             198
                                                         ---------------  --------------
              Total current assets. . . . . . . . . . .          22,975          24,928

      Property and equipment, net . . . . . . . . . . .           5,903             675
      Other assets. . . . . . . . . . . . . . . . . . .             407              85
      Excess of cost of investment over fair value of
          net assets acquired, net. . . . . . . . . . .           3,094               -
                                                         ---------------  --------------
                                                         $       32,379   $      25,688
                                                         ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term debt . . . . . . . . . . . . . . . . .  $          595   $           -
      Current portion of capitalized lease obligations.             380             226
      Notes payable . . . . . . . . . . . . . . . . . .             106               -
      Accounts payable. . . . . . . . . . . . . . . . .           1,504             475
      Accrued liabilities and other . . . . . . . . . .           2,839           2,489
      Deferred revenue. . . . . . . . . . . . . . . . .           4,185           2,811
                                                         ---------------  --------------
              Total current liabilities . . . . . . . .           9,609           6,001

Long-term liabilities, net of current portion:
      Long term note debt . . . . . . . . . . . . . . .           1,222               -
      Capitalized lease obligations . . . . . . . . . .             656             413

Shareholders' equity:
      Common stock. . . . . . . . . . . . . . . . . . .          42,841          40,889
      Accumulated deficit . . . . . . . . . . . . . . .         (21,949)        (21,615)
                                                         ---------------  --------------
              Total shareholders' equity. . . . . . . .          20,892          19,274
                                                         ---------------  --------------
                                                         $       32,379   $      25,688
                                                         ===============  ==============

                       * Derived from audited financial statements
                     See Accompanying Notes to Financial Statements


                          VERSANT OBJECT TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS), EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                            Three Months Ended  Nine Months Ended
                                                 September 30,    September 30,
                                                --------------  -----------------
                                                 1997    1996     1997     1996
                                                ------  ------  --------  -------
Revenue:
     License . . . . . . . . . . . . . . . . .  $7,241  $3,053  $14,740   $ 8,024
     Services. . . . . . . . . . . . . . . . .   2,159   1,929    5,809     4,752
         Total revenue . . . . . . . . . . . .   9,400   4,982   20,549    12,776


Cost of revenue:
     License . . . . . . . . . . . . . . . . .     619     278      971       769
     Services. . . . . . . . . . . . . . . . .   1,205     965    3,169     2,155
                                                ------  ------  --------  -------
           Total cost of revenue . . . . . . .   1,824   1,243    4,140     2,924
                                                ------  ------  --------  -------


Gross profit . . . . . . . . . . . . . . . . .   7,576   3,739   16,409     9,852


Operating expenses:
     Marketing and sales . . . . . . . . . . .   4,726   1,987   11,231     5,842
     Research and development. . . . . . . . .   1,467     928    3,625     2,450
     General and administrative. . . . . . . .     756     409    2,039       995
     Amortization of cost of investment over
       fair value of net assets acquired, net.     121       -      250         -
                                                ------  ------  --------  -------
           Total operating expenses. . . . . .   7,070   3,324   17,145     9,287
                                                ------  ------  --------  -------


Income (loss) from operations. . . . . . . . .     506     415     (736)      565


     Interest income and other, net. . . . . .      96     256      491       238
     Currency translation gain (loss). . . . .      25       -      (13)        -
                                                ------  ------  --------  -------


Income (loss) before taxes . . . . . . . . . .     627     671     (258)      803


     Provision for taxes . . . . . . . . . . .       2      65       25        88
                                                ------  ------  --------  -------


Net income (loss). . . . . . . . . . . . . . .  $  625  $  606  $  (283)  $   715
                                                ======  ======  ========  =======


Net income (loss) per share. . . . . . . . . .  $ 0.07  $ 0.07  $ (0.03)
                                                ======  ======  ========


Pro forma net income per share                                            $  0.10
                                                                          =======


Shares used in earnings per share calculation.   9,335   8,831    8,732     7,273
                                                ======  ======  ========  =======

                  See Accompanying Notes to Financial Statements


                         VERSANT OBJECT TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                                   Nine months Ended
                                                                     September 30,
                                                                 --------------------
                                                                   1997       1996
                                                                 ---------  ---------

 OPERATING ACTIVITIES:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $   (283)  $    715
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation . . . . . . . . . . . . . . . . . . . . . .       596        266
       Amortization . . . . . . . . . . . . . . . . . . . . . .       250          -
       Deferred rent. . . . . . . . . . . . . . . . . . . . . .       (11)       (10)
       Changes in current assets and liabilities:
         Accounts receivable. . . . . . . . . . . . . . . . . .    (2,701)    (2,506)
         Other assets . . . . . . . . . . . . . . . . . . . . .    (1,265)       261
         Short term bank debt . . . . . . . . . . . . . . . . .      (304)         -
         Accounts payable . . . . . . . . . . . . . . . . . . .       731         87
         Accrued liabilities and taxes payable. . . . . . . . .      (152)      (194)
         Deferred revenue . . . . . . . . . . . . . . . . . . .     1,234       (326)
                                                                 ---------  ---------
             Net cash used in operating activities. . . . . . .    (1,905)    (1,707)
                                                                 ---------  ---------


 INVESTING ACTIVITIES:
   Purchase of property and equipment . . . . . . . . . . . . .    (5,818)      (454)
   Purchases of short-term investments. . . . . . . . . . . . .   (11,877)   (12,741)
   Proceeds from sale and maturities of short-term investments.    18,229          -
   Purchase of Versant Europe, net of cash acquired . . . . . .    (1,987)         -
   Deposits and other assets. . . . . . . . . . . . . . . . . .      (216)       (17)
                                                                 ---------  ---------
         Net cash used in investing activities. . . . . . . . .    (1,669)   (13,212)
                                                                 ---------  ---------


 FINANCING ACTIVITIES:
   Proceeds from sale of common stock . . . . . . . . . . . . .       808     15,940
   Principal payments under capital lease obligations . . . . .       (41)         -
   Proceeds from capital lease financing. . . . . . . . . . . .       302        174
   Proceeds from long-term bank borrowings. . . . . . . . . . .     1,222          -
                                                                 ---------  ---------
         Net cash provided by financing activities. . . . . . .     2,291     16,114
                                                                 ---------  ---------
 Effect of exchange rate changes on cash. . . . . . . . . . . .       105          -
                                                                 ---------  ---------
 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . .    (1,178)     1,195
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . .     5,267      1,281
                                                                 ---------  ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . .  $  4,089   $  2,476
                                                                 =========  =========

              See  Accompanying  Notes  to  Financial  Statements

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  UNAUDITED

1.        Basis  of  Presentation

     The condensed consolidated financial statements included herein have been prepared by Versant Object Technology Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form SB-2 Registration Statement declared effective by the SEC on July 17, 1996, the audited financial statements in the Company's Form 10-KSB for the year ending December 31, 1996 and the unaudited financial statements in the Forms 10-QSB for the quarters ended March 31 and June 30, 1997. The unaudited information has been prepared on the same basis as the audited annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1997 or any other future period.

2.        Summary  of  Significant  Accounting  Policies

      PRINCIPLES  OF  CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary, Versant Object Technology GmbH ("Versant Europe") All intercompany accounts and transactions have been eliminated.

REVENUE  RECOGNITION

     Revenue consists mainly of revenue earned under software license agreements and consulting, maintenance agreements and training services.

     Revenue from software license agreements is recognized as revenue upon shipment of the software if no significant vendor obligations remain, payments are due within the Company's normal payment terms, and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation is satisfied. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when a customer's purchase order or prepayment is received and the services are performed.

NET  INCOME  (LOSS)  PER  SHARE

     Except as noted below, net income (loss) per share is computed using the weighted average number of outstanding shares of common and common equivalents from outstanding stock options (using the treasury stock method when dilutive). Common equivalent shares were excluded from the computation for the nine months ended September 30, 1997, as their effect was antidilutive. Pursuant to the SEC Staff Accounting Bulletin and Staff policy, the weighted average common and common equivalent shares computations for the three and nine months ended September 30, 1996 include all common and common stock equivalent shares issued within 12 months preceding the filing date of the registration statement for the Company's initial public offering as if they were outstanding. Shares of mandatorily redeemable convertible preferred stock outstanding during the three and nine months ended September 30, 1996 were included (using the if converted method) in the computation as common equivalent shares. Primary and fully diluted net income (loss) per common share was substantially the same in all periods presented.


     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which is effective for fiscal years ending after December 15, 1997. Early application is not permitted. The Company will adopt SFAS 128 for its year ending December 31, 1997. The pro forma effect of SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996 would be as follows:


                                 THREE MONTHS ENDED  NINE MONTH ENDED
                                    SEPTEMBER 30,      SEPTEMBER 30,
                                    ------------      --------------
                                    1997   1996       1997    1996
                                    -----  -----      -------  -----

Reported earnings (loss) per share  $0.07  $0.07      $(0.03)  $0.10

Basic earnings (loss) per share. .  $0.07  $0.08      $(0.03)  $0.14

Diluted earnings (loss) per share.  $0.07  $0.07      $(0.03)  $0.10

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


3.          Acquisition

     On March 26, 1997, the Company acquired Versant Object Technology GmbH (Versant Europe), an independently owned distributor of the Company's products in Europe. The Company paid $3.6 million to the shareholder of Versant Europe consisting of $2.0 million in cash and 167,545 shares of common stock valued at $9.75 per share. The shares of common stock paid to the shareholder of Versant Europe were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, by virtue of
Section 4(2), thereof. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Versant Europe are reflected in the condensed consolidated financial statements commencing on the date of the acquisition.

     The acquisition of Versant Europe resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. Consolidated operations for the nine months ended September 30 1997 include total revenue and operating expenses from Versant Europe of approximately $4.0 million and $3.1 million, respectively, for the period from the date of acquisition to September 30, 1997.

    The table below presents the pro forma results (in thousands) for the nine months ended September 30, 1997 and 1996 had the Company's acquisition of Versant Europe occurred at the beginning of 1997 and 1996.


                               Nine Months Ended     Nine Months Ended
                               September 30, 1997   September 30, 1996
                              --------------------  -------------------
Revenue. . . . . . . . . . .  $            20,939   $            13,655

Net income (loss). . . . . .  $              (397)  $                38

Net income (loss) per share.  $             (0.05)  $               .01

4.      Long  Term  Bank  Note

     In May 1997, the Company entered into a variable rate note with a bank that only requires interest payments until maturity and that converts at maturity on March 1, 1998 to a fixed rate, term loan with principal and interest payable over 36 months. The maximum amount that can be borrowed under the note is $3.0 million. Borrowings under the note are secured by a lien on all of assets acquired using the proceeds from the note. As of September 30, 1997, $1.2 million was outstanding on the note resulting from the acquisition of equipment and leasehold improvements. These borrowings bear interest at the bank's base lending rate (currently at 8.5 percent) plus 0.5 percent. The note agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is currently in compliance with these covenants.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form SB-2 Registration Statement, declared effective by the SEC on July 17, 1996, the Form 10-KSB for the year ended December 31, 1996 and the Forms 10-QSB for the quarters ended March 31, 1997 and June 30, 1997 that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "may," "future," "intends" and similar expressions are intended to identify forward-looking statements. In addition, the remainder of this "Overview" section, which has no asterisks for improved readability, includes a substantial number of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

     Substantially all of Versant's revenue has been derived from (i) sales of development and deployment licenses for the Versant Object Database Management System (the "Versant ODBMS") and related products, (ii) related maintenance and support, training, consulting and nonrecurring engineering fees (the "Associated Services") and (iii) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS ("Third-Party Products"). The Company released version 5.0 of the Versant ODBMS, an enhanced version of the core ODBMS engine, in the first quarter of 1997. Included with the release of version 5.0 were two Internet products, Versant Web and Versant Internet Adapter. In the second quarter of 1997, the Company released and shipped another Internet product, the Versant Java Language Interface. In addition, the Company has developed a product that allows access to data stored in a Versant database via the Internet or corporate Intranets. In the third quarter of 1997, the Company shipped Versant Multimedia Access (Versant/VMA) which enables multimedia files to be automatically loaded onto the Versant ODBMS, an Object Data Management Group JAVA compliant language interface and a version of the Versant ODBMS that can support the Microsoft NT Wolfpack product. The Company currently expects that the sales of licenses of the Versant ODBMS and related products and Associated Services will be the Company's principal sources of revenue for the foreseeable future. In addition, the Company continues to invest in the development, marketing and sale of new ODBMS-related products dedicated to Internet, extranet and e-commerce customers. The success of these new products, and, to some extent, the Company's future operating results in general will depend upon its ability to expand market acceptance of the Versant ODBMS in the Internet, extranet and e-commerce markets.

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

     The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having higher total revenue and income from operations than the first quarter, and often-subsequent quarters, of the following year. The Company believes that the seasonal pattern of its revenue has resulted primarily from the budgeting cycles of its customers and the structure of the Company's sales commission program. The Company believes that this pattern is likely to continue for the foreseeable future. However, there can be no assurance that this pattern will continue.


     A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders and their fulfillment has caused, and likely will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In the third quarter of 1997, three customers accounted for approximately 42% of total revenue. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Because of this lengthy sales cycle and the relatively large average dollar size of individual licenses, lost or delayed sales can have a significant impact on the Company's operating results for a particular period. Further, in the third quarter of 1997, approximately 45% of the Company's license revenue were derived from customers in the telecommunications industry. There can be no assurance that the Company will earn comparable revenue from these customers or this industry in future periods.

     Although Versant was profitable in the second and third quarters of 1997, there can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's limited operating history and the relative immaturity of its market make the prediction of future operating results impossible. The market for the Company's products is highly competitive, and the Company may experience increasing pricing pressures from both its current competitors and new market entrants, particularly as other database vendors enter the object-oriented and object-relational database markets. In particular, in June 1997, Oracle Corporation ("Oracle") introduced its Oracle8 database product that was designed, in part, to address the object-oriented database market with its object-relational capabilities. In November 1997, Oracle began beta testing its Object Database Designer product, which was designed to allow users of Oracle8 to take advantage of the object features of Oracle8. There can be no assurance that the Company's products will compete successfully with Oracle8 or similar products introduced by the Company's competitors. Many of the Company's competitors, including Oracle, have significantly greater resources, market penetration and name recognition than the Company. Any material reduction in the price of the Company's products or inability to compete successfully against competitor's products would materially adversely affect the Company's operating results.

RESULTS  OF  OPERATIONS

     The following table sets forth the percentages that income statement items bear to total revenue for the three and nine months ended September 30, 1997 and 1996.


                          VERSANT OBJECT TECHNOLOGY CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                             Three Months Ended  Nine Months Ended
                                                 September 30,    September 30,
                                                --------------   --------------
                                                 1997    1996     1997    1996
                                                ------  ------   ------  ------
Revenue:
----------------------------------------------
     License . . . . . . . . . . . . . . . . .   77.0%   61.3%    71.7%   62.8%
     Services. . . . . . . . . . . . . . . . .   23.0%   38.7%    28.3%   37.2%
                                                ------  ------   ------  ------
         Total revenue . . . . . . . . . . . .  100.0%  100.0%   100.0%  100.0%


Cost of revenue:
     License . . . . . . . . . . . . . . . . .    6.6%    5.6%     4.7%    6.0%
     Services. . . . . . . . . . . . . . . . .   12.8%   19.4%    15.4%   16.9%
                                                ------  ------   ------  ------
           Total cost of revenue . . . . . . .   20.4%   24.9%    20.1%   22.9%


Gross profit . . . . . . . . . . . . . . . . .   80.6%   75.1%    79.9%   77.1%


Operating expenses:
     Marketing and sales . . . . . . . . . . .   50.3%   39.9%    54.7%   45.7%
     Research and development. . . . . . . . .   15.6%   18.6%    17.6%   19.2%
     General and administrative. . . . . . . .    8.0%    8.2%     9.9%    7.8%
    Amortization of cost of investment over
       fair value of net assets acquired, net.    1.3%      -      1.2%      -
                                                ------  ------   ------  ------
           Total operating expenses. . . . . .   75.2%   66.7%    83.4%   72.7%


                                                ------  ------   ------  ------
Income (loss) from operations. . . . . . . . .    5.4%    8.3%    -3.6%    4.4%


     Interest income and other, net. . . . . .    1.0%    5.1%     2.4%    1.9%
     Currency translation gain (loss). . . . .    0.3%      -     -0.1%      -
                                                ------  ------   ------  ------


Income (loss) before taxes . . . . . . . . . .    6.7%   13.5%    -1.3%    6.3%


     Provision for taxes . . . . . . . . . . .      -     1.3%     0.1%    0.7%
                                                ------  ------   ------  ------


Net income (loss). . . . . . . . . . . . . . .    6.7%   12.2%    -1.4%    5.6%
                                                ======  ======   ======  ======


Revenue

     The Company's total revenue increased 89% from $5.0 million in the third quarter of 1996 to $9.4 million in the third quarter of 1997. The Company's total revenue increased 61% from $12.8 million for the nine months ended September 30, 1996 to $20.5 million in the corresponding period of 1997. The increases in both the three and nine months ended September 30, 1997 compared to the year-earlier periods were principally due to a substantial increase in domestic and international sales of the Company's products and services to new and existing customers in the telecommunications, Internet and financial industries including further deployments by existing telecommunications customers.

     The Company's license revenue increased 137% from $3.1 million in the third quarter of 1996 to $7.2 million in the third quarter of 1997. The increase in license revenue was primarily due to sales to new domestic and international telecommunication, Internet and finance customers including those sales made through Versant Europe, deployments by existing telecommunications customers and royalty revenue. As a result of the acquisition of Versant Europe in March 1997, the Company recognized approximately $1.3 million of license revenue in the third quarter of 1997 that would have been recognized only at a 40 percent royalty rate had Versant Europe not been acquired. The Company's license revenue increased 84% from $8.0 million for the nine months ended September 30, 1996 to $14.7 million in the corresponding period of 1997. The increase in license revenue was primarily due to increased domestic and international license revenue resulting from sales to new customers, including a large sale to the U.S. Government, deployments by existing customers and the acquisition of Versant Europe in March 1997 which resulted in the Company recognizing approximately $3.0 million of license revenue for the nine month period ended September 30, 1997, that would have been recognized only at a 40 percent royalty rate had Versant Europe not been acquired. The Company's license revenue as a percentage of total revenue increased from 61% to 77% from the third quarter of 1996 to the third quarter of 1997, and from 63% to 72% for the nine months ended September 30, 1996 to the corresponding period of 1997 due to license revenue increasing at a significantly faster rate than service revenue.

     The Company's services revenue increased 12% from $1.9 million in the third quarter of 1996 to $2.2 million in the third quarter of 1997. The increase in services revenue were primarily due to increased domestic and international consulting business and increased maintenance revenue from customer renewals and an increase in the installed base. In addition, as a result of the acquisition of Versant Europe, the Company recognized approximately $622,000 of service revenue in the third quarter of 1997 that would have been recognized only at a 25 percent royalty rate had Versant
Europe not been acquired. The Company's services revenue increased 22% from $4.8 million for the nine months ended September 30, 1996 to $5.8 million in the corresponding period of 1997. The increase in services revenue was primarily due to increased domestic and international consulting business, including approximately $1.0 million of services revenue resulting from the acquisition of Versant Europe that would have been recognized only at a 25% royalty rate had Versant Europe not been acquired, increased maintenance revenue from customer renewals and an increase in the installed base and to a lesser extent, increased customer training revenue.

     International sales decreased from 46% of the Company's total revenue in the third quarter of 1996 to 33% in the third quarter of 1997. International sales increased from 23% of the Company's total revenue for the nine months ended  September  30,  1996  to  29%  in the corresponding period of 1997. The primary sources of the Company's international sales are direct sales in Australia, Asia, Canada and, since March 1997, direct sales by Versant Europe in the United Kingdom, France and Germany. Prior to the acquisition of
Versant Europe by the Company in March 1997, the Company received a 40% royalty on sales of licenses and a 25% royalty on service revenue from Versant Europe. The increase in international sales in the third quarter in absolute dollars and for the nine months ended September 30, 1997 in dollars and as a percentage of total revenue was principally due to sales to telecommunication and finance customers located in the United Kingdom, France and Germany which resulted in approximately $3.1 million and $6.0 million in combined license and services revenue, respectively, and a large sale in the third quarter to a Canadian telecommunications customer. The decrease in international sales as a percentage of total revenue in the third quarter of 1997 compared to the same period in 1996 was primarily due to significantly higher domestic sales while international sales in absolute dollars in the third quarter of 1997 where essentially equal for the same period in 1996. *The Company intends to expand its sales, marketing and business development activities outside the United States, including but not limited to Europe, Hong Kong, mainland China, Malaysia, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources which may increase cost and impact margins unless and until sufficient revenue is achieved. *As a result of the Versant Europe acquisition and the continued emphasis on expanding internationally, the Company expects international sales as a percentage of total consolidated revenue to gradually increase; however, there is no assurance of such an increase of international sales. The Company's international operations are subject to a number of risks. Such risks include but are not limited to longer receivable collection periods, changes in regulatory requirements, dependence on independent resellers, multiple and conflicting regulations and technology standards, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, foreign exchange fluctuations, the burdens of complying with a variety of foreign laws and the impact of business cycles and economic instability outside the United States.

Cost  of  Revenue

     The Company's total cost of revenue increased 47% from $1.2 million in the third quarter of 1996 to $1.8 million in the third quarter of 1997 principally resulting from increases in domestic and international product cost and the continued expansion of the consulting, support and training organizations. Total cost of revenue as a percentage of total revenue decreased from 25% in the third quarter of 1996 to 20% in the third quarter of 1997. Total cost of revenue increased 42% from $2.9 million for the nine months ended September 30, 1996 to $4.1 million in the corresponding period of 1997 due to substantial increases in the cost of services and product revenue. Total cost of revenue as a percentage of total revenue declined from 23% for the nine months ended September 30, 1996 to 20% in the corresponding period of 1997.

      The Company's cost of license revenue consists primarily of royalty obligations accrued by the Company when it sub-licenses Third-Party Products, deferred license costs associated with the acquisition of Versant Europe recognized as a cost of license revenue, adjustments to bad debt reserves, costs of product media, freight, user manuals, product packaging and production labor costs. Cost of license revenue increased 123% from $278,000 or 9% of license revenue in the third quarter of 1996 to $619,000 or 9% of license revenue in the third quarter of 1997, primarily due to incurring higher costs that vary with the increased level of license revenue such as the recognition of $100,000 of deferred license costs associated with the acquisition of Versant Europe, valuation adjustments to bad debt reserves, royalty expense accruals, higher production labor, domestic and international freight, product duplication, packaging services and publication cost for product manuals and technical updates. The cost of license revenue increased 26% from $769,000 or 10% of license revenue for the nine months ended September 30, 1996 to $971,000 or 7% in the corresponding period of 1997 primarily due to incurring higher product cost in absolute dollars due to increased sales. *As part of the March 1997 acquisition of Versant Europe, the Company allocated $1.4 million of the purchase price to deferred license costs. For the three and nine months ended September 30, 1997, the Company has recognized approximately $100,000 and $130,000, respectively, of these deferred license costs as a cost of license revenue. *The Company expects to recognize the remaining $1.2 million in deferred license cost as a cost of license revenue during the next six quarters. *The Company expects margins on license revenue to be adversely impacted as a result of recognizing the remaining deferred cost as a cost of license revenue.

     The Company's cost of services revenue consists principally of personnel costs associated with providing consulting, customer technical support, product training and, to a lesser extent, nonrecurring engineering and integration services. These costs increased 25% from $965,000 or 50% of services revenue in the third quarter of 1996 to $1.2 million or 56% of service revenue in the third quarter of 1997. The increase was primarily due to higher compensation and operating costs resulting from additions in domestic and international management, consulting professionals and software engineers. Cost of services revenue increased 47% from $2.2 million or 45% of services revenue for the nine months ended September 30,1996 to $3.2 million or 55% of services revenue in the corresponding period of 1997. The increase was primarily due to an increase in management, engineers and administrative staff in the consulting, customer technical support and training organizations. Cost of services revenue as a percentage of services revenue has increased due to staff additions in the consulting, training and support organizations without an immediate corresponding increase in consulting and training revenue resulting from factors including but not limited to the mix of full price and reduced price services committed and provided to customers, customer scheduling conflicts that may create delays in beginning or continuing consulting services, the inability to attain sufficient paid attendee levels to generate a profitable margin on training services and the employee training time required prior to their assignment to billable consulting engagements and training courses as instructors. There can be no assurance that the Company will be able to adequately anticipate and plan for the factors above to minimize the impact on services revenue and margins. * The cost of services as a percentage of services revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services. * The Company anticipates that cost of services revenue will increase in absolute dollar terms and may increase as a percentage of services revenue. *To the extent that services revenue increases relative to license revenue, overall gross margins would decline, which could have a material adverse effect on the Company's operating results and financial condition.


Operating  Expenses

     The Company's marketing and sales expenses consist primarily of marketing, sales and business development personnel costs, including salaries, sales commissions, bonuses, travel, recruiting, sales office rent and services, sales training, lead generation services, public relations fees, production of product literature, seminars and trade shows activities, advertising and direct mailings. Marketing and sales expenses increased 138% from $2.0 million in the third quarter of 1996 to $4.7 million in the third quarter of 1997. Marketing and sales expenses increased 92% from $5.8 million for the nine months ended September 30, 1996 to $11.2 million for the corresponding period of 1997. The increases in marketing and sales expenses for both periods were due to the addition of marketing employees in the Internet, product management, communications and partnering areas, the addition of employees in sales, higher compensation including bonuses and commission expenses associated with higher revenue, increased marketing activities to support product sales in the US and Australia, participation at a European telecommunication tradeshow and increased public relations and promotional costs associated with the announcement of two significant new products and one new platform port. In addition, Versant Europe hired additional sales representatives, moved the Germany sales offices to a larger facility and increased marketing activities, thereby adding expenses of approximately $1.1 million in the third quarter of 1997 and $2.2 million for the nine months ended September 30, 1997. Marketing and sales expenses as a percentage of total revenue increased from 40% in the third quarter of 1996 to 50% in the third quarter of 1997. Marketing and sales expenses as a percentage of total revenue increased from 46% for the nine months ended September 30, 1996 to 55% for the corresponding period of 1997. The increase in marketing and sales expenses as a percentage of total revenue was due to a higher growth in marketing and sales expenses, specifically increased salaries, commissions, bonuses and travel expenses incurred to support the expansion of products and services to existing and new sales territories, when compared to total revenue growth. *The Company expects to continue hiring additional marketing, sales and business development personnel domestically and internationally, specifically in Europe, and to continue substantial marketing and sales activities and accordingly, profitability will be adversely affected if such additional expenditures do not result in increased revenue.

     The Company's research and development expenses consist primarily of salaries, bonuses, recruiting and personnel-related expenses, travel, the costs of an ISO 9001 quality program, the depreciation or expensing of engineering computer workstations and related supplies. Research and development expenses increased 58% from $928,000 or 19% of total revenue in the third quarter of 1996 to $1.5 million or 16% of total revenue in the third quarter of 1997. Research and development expenses increased 48% from $2.5 million or 19% of total revenue for the nine months ended September 30, 1996 to $3.6 million or 18% for the corresponding period of 1997. The increases in research and development expenses in the third quarter were due to the addition of software engineers for product development, quality assurance and porting, development of the JAVA language interface product, the Versant Multimedia Access product, and the NT product to support Microsoft's Wolfpack product, the acceleration of on going product quality assurance programs including maintenance of the ISO 9001 certification and the cost of expanding the Company's India engineering and porting organization. The increases in research and development expenses for both periods were primarily attributable to higher compensation and other personnel expenses resulting from an increase in the number of software engineers employed for new product development and quality assurance programs, as well as the costs of funding ongoing engineering activities in India, the expense of completing the ISO 9001 quality certification program and increased depreciation or expensing of engineering computer workstations, components or related supplies. Research and development expenditures are expensed as incurred. *The Company anticipates that it will continue to devote substantial resources to research and development to design, produce, and increase the quality, competitiveness, and acceptance of its current and future ODBMS and Internet related products.

     The Company's general and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include
investor  relations,  insurance,  legal  and  audit  costs.    General  and
administrative expenses increased 85% from $409,000 in the third quarter of 1996 to $756,000 in the third quarter of 1997. General and administrative expenses increased 105% from $995,000 for the nine months ended September 30, 1996 to $2.0 million expenses for the corresponding period of 1997. This increase was due to the inclusion of $100,000 for the third quarter of 1997 and $250,000 for the nine months ended September 30, 1997 in general and administration expenses related to Versant Europe, increased employees in the information systems, human resources and accounting areas, increased relocation and ongoing facility costs resulting from the occupancy of a significantly larger facility as well as legal, accounting and investor relation costs associated with being a public company with significant international operations. General and administrative expenses as a percentage of revenue were stable at 8% in the third quarter of 1996 and 8% in the third quarter of 1997. General and administrative expenses as a percentage of revenue increased from 7.8% for the nine months ended September 30, 1996 to 9.9% for the nine months ended September 30, 1997. This increase was due to the inclusion of general and administration expenses related to Versant Europe, increased employees in the information systems, human resources and accounting areas, increased relocation and ongoing facility costs resulting from the occupancy of a significantly larger facility as well as legal, accounting and investor relation costs associated with being a public company with significant international operations. * The Company believes that the dollar amount of its general and administrative expenses will increase through most of 1997 due to the cost associated with the ongoing operation of the larger corporate headquarters, inclusion of the general and administration expenses of Versant Europe and the additional costs related to being a public company.

     The Company's interest income and other, net includes interest earned on the Company's cash balances invested in a bank money market account, U.S. T-bills and U.S. Government Agency notes, interest expense related principally to capital leases, short-term European bank debt, and to a lesser extent, long-term US bank borrowings and the net loss on the write-off of the leaseholds in the old headquarters facility. The decrease in interest income and other, net from $256,000 in the third quarter of 1996 to interest income and other, net of $96,000 in the third quarter of 1997 was principally due to lower average cash balances available for investment as cash was used for capital expenditures and to fund operations pending collection of outstanding receivables. The increase in interest income and other, net from $238,000 for the nine months ended September 30,1996 to $491,000 for the corresponding period of 1997 was principally due to the interest earned on the proceeds received from the Company's July 1996 initial public offering during the full nine months ended September 30, 1997 net of capital lease and bank interest expense


Net  Income  (Loss)  Per  Share

     The Company's net income (loss) per share for the third quarter of 1997 was $0.07 and ($0.03) for the nine months ended September 30, 1997. The net income per share computation for the third quarter of 1997 was based on 9,335,000 weighted average common and common equivalent shares outstanding which was calculated using the treasury stock method. The net loss per share for the nine months ended September 30, 1997 was based on 8,732,000 common shares outstanding. These share numbers reflect the shares issued in the Company's initial public offering in July 1996, shares of Common Stock issued to the shareholder of Versant Europe in March 1997 in connection with the acquisition of Versant Europe, the sale of shares of Common Stock to employees participating under the Employee Stock Purchase Plan and Common Stock options exercised, net of repurchases.

Liquidity  and  Capital  Resources

     The Company's consolidated cash and cash equivalents decreased $1.2 million from $5.3 million at December 31, 1996 to $4.1 million at September 30, 1997. For the nine months ended September 30, 1997, the Company's operating activities used $1.9 million primarily as a result of increases in receivable balances on higher license and consulting sales volume, the funding of the net loss for the period, an increase in other assets and a decrease in short-term bank debt and accrued liabilities which were partially offset by substantial increases in deferred revenue from higher maintenance sales and accounts payable as well as increased depreciation and amortization. Investing activities used cash of $1.7 million primarily as a result of the purchase of $11.9 million in short-term investments, payment of the $2.0 million cash portion of the acquisition of Versant Europe, the $5.8 million acquisition of network and computer equipment, associated services, leasehold improvements, furnishings and fixtures for the Company's new headquarters and payment of the cash portion of the lease security deposit on the new headquarters offset in part by $18.2 million in proceeds from the maturity or sale of short term investments. Financing activities provided cash of $2.3 million primarily due to proceeds from long-term bank financing, the sale of common stock to employees and capital lease financing offset by the principal payments on capital leases.

     Short-term investments decreased by $6.3 million from $14.7 million at December 31, 1996 to $8.4 million at September 30, 1997. The decrease in short-term investments resulted from the maturity and sale of $18.2 million in short-term investments offset by the purchase $11.9 million in short-term investments. The Company's short-term investments consist of United States Treasury Bills and Federal National Mortgage Association Agency Discount Notes. *Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

     The Company's total assets increased by 26% from $25.7 million at December 31, 1996 to $32.4 million at September 30, 1997. The increase in Total assets was primarily due to an increase in the accounts receivable ending balance due to significantly higher sales volume, the cash and stock acquisition of Versant Europe resulting in a $3.1 million balance (net) in excess of cost over fair value of the assets acquired and the purchase of $5.8 million in network and computer equipment and associated services as well as leasehold improvements, furnishings and fixtures for the new headquarters.

     The Company's total current liabilities increased 60% from $6.0 million at December 31, 1996 to $9.6 million at September 30, 1997. This increase was primarily due to increases in deferred maintenance and consulting revenue, short-term borrowings assumed as a result of the acquisition of Versant Europe, accounts payable, accrued liabilities and issuance of a note payable to secure the lease on the new corporate headquarters facility.

     The Company's total shareholders' equity increased 8% from $19.3 million at December 31, 1996 to $20.9 million at September 30, 1997. This increase primarily results from the issuance of 167,545 shares of common stock valued at $1.6 million, exclusive of a valuation adjustment, to the shareholder of Versant Europe in connection with the acquisition of that company and the sale of common stock to employees participating in the employee stock purchase plan offset by a net loss of $283,000 for the nine months ended September 30, 1997.

     The Company maintains a revolving credit line with a bank that expires June 1, 1998. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of September 30, 1997, no borrowings were outstanding however; a standby letter of credit issued on behalf of Versant Europe in the amount of $1.0 million has reduced the amount available to $4.0 million. Borrowings under the revolving credit line are limited to 80 % of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets (which lien shall be released at such time and for so long as the Company meets certain net profit and tangible net worth tests.) These borrowings bear interest at the bank's base lending rate (currently at 8.5 percent.) The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is currently in compliance with these covenants.

     The Company entered into a variable rate note with a bank that only requires interest payments until maturity and converts at maturity on March 1, 1998 to a fixed rate, term loan with principal and interest payable over 36 months. The maximum amount that can be borrowed under the note is $3.0 million. Borrowings under the note are secured by a lien on all of assets acquired using the proceeds from the note. As of September 30, 1997, $1.2 million was outstanding on the note resulting from the acquisition of equipment and leasehold improvements. These borrowings bear interest at the bank's base lending rate currently at 8.5 percent plus 0.5 percent (currently at 8.5 percent) The note agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is currently in compliance with these covenants. *The Company believes its available cash, cash equivalents and short-term investments and the bank credit line and note will satisfy the Company's projected working capital and capital expenditure requirements at least for the next 12 months.

PART  II                            OTHER  INFORMATION

Item  2                    CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          Use  of  Proceeds  from  Sales  of  Registered  Securities.

     On August 13, 1996, the Company completed an initial public offering of its Common Stock, no par value (the "Offering"). The managing underwriters in the Offering were Cowen & Company, Volpe, Welty & Company and SoundView Financial Group, Inc. (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (the "Registration Statement") (Registration Number 333-4910-LA). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on July 17, 1996.

     On July 17, 1996, the Company commenced the Offering. The Offering terminated on August 13, 1996 after the Company had sold all 2,380,500; shares of Common Stock offered in the Offering; the Company had initially registered 2,610,500 shares of Common Stock under the Registration Statement. Of the amount sold, 2,136,842 shares were sold by the Company (including 239,207 shares sold pursuant to the exercise of the Underwriters' over-allotment option) (the "Company Shares"), and 243,658 shares were sold by eight selling shareholders (including 71,293 shares sold pursuant to the exercise of the Underwriters' over-allotment option) (the "Secondary Shares"). The aggregate price of the offering amount registered, based on an initial registration of 2,610,500 shares at an assumed offering price of $12.00 per share, was $31,326,000. With respect to the Company Shares, the shares were sold at a price to the public of $8.00 per share for an aggregate offering price of $17,094,736. With respect to the Secondary Shares, the shares were sold at a price to the public of $8.00 per share for an aggregate offering price of $1,949,264.

     From the effective date of the Registration Statement to August 13, 1997, the Company paid an aggregate of $1,196,632 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the SEC, the National Association of Securities Dealers, Inc. (the "NASD") and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company, except that $51,773 in miscellaneous expenses were paid, directly or indirectly, to directors, officers or persons owning ten percent or more of any class of equity securities of the Company.


SEC registration fee . . . . . . . . . . . . . . . . . . . . . .  $   10,802
NASD filing fee. . . . . . . . . . . . . . . . . . . . . . . . .       3,633
Nasdaq National Market filing fee. . . . . . . . . . . . . . . .      36,723
Accounting fees and expenses . . . . . . . . . . . . . . . . . .     225,000
Legal fees and expenses. . . . . . . . . . . . . . . . . . . . .     350,000
Printing fees and expenses . . . . . . . . . . . . . . . . . . .     115,000
Road Show expenses . . . . . . . . . . . . . . . . . . . . . . .      50,000
Printing and engraving stock certificates. . . . . . . . . . . .       2,500
Blue sky fees and expenses . . . . . . . . . . . . . . . . . . .      10,000
Transfer agent, registrar and custodian fees and expenses. . . .       7,500
Directors' and officers' liability insurance fees and
 expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .     186,000
Miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . . .      54,615
                                                                  ----------
 Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,052,080
                                                                  ==========


     After deducting the underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $14,846,024. Of this amount, the Company has used $300,000 to repay indebtedness of the Company, $2,000,000 to acquire Versant Europe and $5.8 million to acquire network and computer equipment and associated services as well as leasehold improvements, furnishings and fixtures for the Company's new headquarters, $1,946,024 has been allocated to working capital to support the Company's operations, and the remaining amount of approximately $4.8 million has been invested in United States government securities. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

Item  6                    EXHIBITS    AND  REPORTS  ON  FORM  8-K

  (a)   No  exhibits  are  filed  herewith.

  (b) No report on Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         VERSANT  OBJECT  TECHNOLOGY  CORPORATION

Date: November 14, 1997  /s/  Gary Rhea
                         --------------
                         Gary Rhea
                         Vice President Finance and Administration.
                         Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal
                         Financial Officer)