Form 10KSB
period 1997-12-31
VERSANT OBJECT TECHNOLOGY CORP
filed 1998-03-31
CIK 865917

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO          .

COMMISSION FILE NUMBER: 0-28540


                       VERSANT OBJECT TECHNOLOGY CORPORATION
                     (Name of small business issuer in its charter)

               CALIFORNIA                                  94-3079392
       (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                 Identification No.)
6539 DUMBARTON CIRCLE, FREMONT, CALIFORNIA                   94555
 (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (510) 789-1500

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X  No
         ---    ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1997 were $29,190,000.

     As of February 27, 1998, there were outstanding 9,075,999 shares of the issuer's Common Stock, no par value per share. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer (based on the closing price ($7.40625) for the Common Stock on the Nasdaq National Market on February 27, 1998) was approximately $62,598,210. This excludes 623,920 shares of Common Stock held by directors and officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the issuer, or that such person is controlled by or is under common control with the issuer.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the issuer's 1998 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                     VERSANT OBJECT TECHNOLOGY CORPORATION
                              ANNUAL REPORT ON
                                 FORM 10-KSB
                     FOR THE YEAR ENDED DECEMBER 31, 1997


                              TABLE OF CONTENTS

FORM 10-KSB
 ITEM NO.    NAME OF ITEM                                                                           PAGE
-----------  ------------                                                                           ----
  PART I
Item 1       Description of Business                                                                 1
Item 2       Description of Property                                                                 15
Item 3       Legal Proceedings                                                                       15
Item 4       Submission of Matters to a Vote of Security Holders                                     15
  PART II
Item 5       Market for Common Equity and Related Stockholder Matters                                16
Item 6       Management's Discussion and Analysis of Financial Condition and Results of Operations   17
Item 7       Financial Statements                                                                    32
Item 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    32
 PART III
Item 9       Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act                                                       32
Item 10      Executive Compensation                                                                  32
Item 11      Security Ownership of Certain Beneficial Owners and Management                          32
Item 12      Certain Relationships and Related Transactions                                          32
Item 13      Exhibits and Reports on Form 8-K                                                        32
Signatures                                                                                           33

                                 --------------

     Versant(R) and Versant Object Technology(R) are registered trademarks of the Company. This Form 10-KSB also includes trade names and trademarks of other companies.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-KSB, including under "Revenues" and "Other Factors That May Affect Future Operating Results" in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified, using a preceding asterisk, various sentences within this Form 10-KSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but these are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results" in Item 6 of this Form 10-KSB, which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     Versant Object Technology Corporation ("Versant" or the "Company") designs, develops, markets and supports high performance object database management systems for commercial applications in distributed computing environments. The Company's core product is the Versant Object Database Management System (the "Versant ODBMS"), a highly scaleable database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture. The Versant ODBMS enables users to store, manage and distribute information that the Company believes often cannot be supported effectively by traditional database technologies, including: (i) abstract data, such as graphics, images, video, audio and unstructured text; (ii) dynamic, highly interrelated data, such as network management data and advanced financial instruments; and (iii) distributed, rapidly changing content in Internet/Intranet/Extranet applications. The Company also provides object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, Internet/Intranet/Extranet integration tools and multimedia management tools (the "Peripheral Products"). In addition, the Company offers a variety of services, including training, consulting and technical support, to assist users in developing and deploying applications based on the Versant ODBMS.

     The Company's customers include AT&T, Alcatel Network Systems, British Telecommunications plc, The Chicago Stock Exchange, EDS, HNC Software, Lucent, MCI, SABRE Decision Technologies, Scotiabank, Siemens Medical Systems, Sprint, Texaco and TRW. The Company is a leading provider of object database management systems to the telecommunications industry, where its products are used in strategic distributed applications such as network modeling and management, fault diagnosis, service activation and assurance and customer billing. The Company has experienced increased customer acceptance in other vertical markets, including the financial services, health care and energy markets, and, most recently, the market for Internet/Intranet/Extranet applications. These markets are similar to the telecommunications market in their increasing need for high performance support for distributed applications involving abstract data types and dynamic, highly interrelated information.

     The Company was incorporated in California in August 1988 as Object Sciences Corporation. The Company's principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555, and its telephone number is
(510) 789-1500.

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

     In attempting to respond to these pressures, traditional information technologies are being stretched to deliver solutions for which they were neither designed nor intended. This is particularly true in the areas of software programming and database management, where many existing technology paradigms date back to the 1970s or earlier. The "structured programming" approach, which still dominates most software development, requires reduction of a business problem to a series of segmented procedures that are implemented line by line to build large, monolithic software programs. This approach can be slow and error-prone, and often produces software programs that are costly to maintain and difficult to change. The Company believes that a significant portion of existing programming resources can be consumed in maintaining older, legacy systems that cannot be efficiently evolved. These limitations have led a number of industry observers to declare a "crisis" in software development.

     A newer approach to software development, object-oriented programming, responds to many of these limitations. Object-oriented programming languages, such as C++, Java and Smalltalk, enable software developers to realistically model the complexities of large scale, dynamic systems, and to develop, maintain and evolve complex programs more quickly and at a higher level of quality than is often possible using structured programming. In addition, Java allows software developers to create applications once that will run on any computing platform, unlike most other programming languages which require developers to modify an application every time it is ported to a different computing platform. As a result, the Company believes that object-oriented programming languages, especially Java, are increasingly being used by software developers.

     While object-oriented technology can address many software development problems, it places new demands on existing database management systems, most of which were designed to operate with traditional programming methodologies and simpler types of data in centralized environments. The hierarchical and relational database management systems now prevalent were developed at a time when data processing operations were highly structured and performed on centralized mainframe platforms or, in the case of relational database management systems, two-tier client/server applications . These systems perform well with simple types of data (such as text and numbers) and static relationships. However, businesses are increasingly required to deploy database management systems that can effectively manage the problems and conditions listed below:

       -- Abstract Data Types. Graphics, images, video, audio and unstructured text, often combined in one application, are proliferating in business and Internet/Intranet/Extranet applications.

       -- Complex Data Relationships. Telecommunications networks, Internet/Intranet/Extranet applications, financial instruments, health care systems, customer support systems, airline reservation systems and logistics management often involve complex relationships among thousands of rapidly changing items.

       -- Constant Change. Business rules, data relationships, technology and information are constantly changing, requiring information systems and applications that can be quickly deployed and flexibly evolved to adapt to changes while maintaining overall system quality and data integrity and while keeping the system in service.

       -- Highly Distributed Data. Complex, interrelated, constantly changing data may be created in or distributed to dozens or hundreds of locations around the world, and must be carefully managed to maintain integrity yet be available on demand to many users on different platforms.

     The growth of the Internet and the World Wide Web as mainstream computing and communication platforms compounds these challenges. The Internet incorporates new types and combinations of dynamic, abstract data, and involves a complex array of relationships among users, service and content providers, data sources and information repackagers and resellers. This computing environment is inherently distributed and dynamic and is evolving at a rapid pace. The use of the Internet for transactional applications, and the proliferation of internal corporate Intranets and external corporate Extranets, are accelerating this complexity, further increasing demand for new software and database technologies. Companies are increasingly seeking to integrate Internet, Intranet and Extranet applications with corporate databases, but the abstract multimedia information and complex, changing data relationships prevalent in these applications are not easily accommodated by hierarchical or relational databases.

     Database management systems have evolved through several generations of technology, each responding to the data processing demands of its time but limited in its ability to address new problems effectively. The first online data management technologies indexed and stored data in a computer's file system and provided database access to only one user at a time. These file systems are extremely fast for single-user applications but are impractical when multiple users need access to common data. Hierarchical databases, such as IBM's IMS, enable multiple programs and users to process very large volumes of similarly structured data, often in large batch operations. While these databases provide high speed performance for such tasks as processing bank records, phone bills and insurance information, they are relatively inflexible, and are often inefficient in handling abstract data types and complex dynamic relationships. The application programs developed for these systems are in many cases over 20 years old, and can be difficult and costly to maintain and error-prone when modified. However, because they are well suited for certain applications, hierarchical databases remain in wide use today.

     Relational database management systems ("RDBMSs") were developed in the 1970s to address the inflexibility of hierarchical databases. They were used initially to perform ad hoc queries and later for online transaction processing and decision support systems. An RDBMS stores data in a series of two-dimensional tables and defines relationships between data by connecting rows and columns and linking multiple tables. Complex queries are performed by indexing multiple tables and then "joining" them to create a different view of the data. RDBMSs are adept at handling simple types of information, such as alphanumeric data, and managing static relationships, such as that between a part number and an invoice. They are less effective in managing more abstract data types, such as graphics, video and audio, which they must "decompose" into a series of two-dimensional tables and then re-compose when needed, or must store as isolated binary large objects that do not support analysis, manipulation or relationships to other data. In addition, RDBMSs are relatively inefficient when used to manage complex relationships because of the inherent burden of indexing and joining multiple two-dimensional tables. This performance burden can significantly lengthen response times and is compounded when users seek to maintain data on more than one server in a distributed environment because data must be transmitted to a central server where these joins can be performed. The burden is increased as applications become more complex and information more interrelated. As a result, the Company believes that RDBMSs cannot provide the level of performance required by many users for a growing number of complex distributed applications.

     Relational database vendors have attempted to address some of the shortcomings of RDBMSs by "extending" their support for abstract data types with object-relational and pure object-oriented approaches, and the use of robust middleware applications that enable organizations to connect object-oriented applications to RDBMSs. While the Company acknowledges that the use of object-relational and middleware approaches can improve relational performance, the Company believes that the performance of object-relational systems or RDBMSs augmented by middleware is limited by the two-dimensional kernel architecture of RDBMSs. The Company also believes that the decision of relational database vendors to pursue object-relational or object-oriented approaches supports the Company's belief that object-oriented database solutions will be increasingly demanded by business organizations.

     For the foregoing reasons, the Company believes today's business organizations need to manage abstract data types as well as complex dynamic relationships in a vastly more distributed environment and that this need is often not effectively addressed by hierarchical, relational and object-relational database management systems.

THE VERSANT SOLUTION

     The Versant ODBMS is a database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture that supports two-tier and n-tier applications. The Versant ODBMS is designed to meet commercial users' requirements for high performance, scalability, reliability and compatibility with heterogeneous computing platforms and legacy information systems. The Versant ODBMS provides users with the following benefits:

     -- Management of Abstract Data Types. The Versant ODBMS allows users to store and manage a wide range of abstract information, such as images, video, audio and unstructured text, as well as traditional types of alphanumeric data. Nearly any kind of information that can be digitized can be stored as an object in the Versant ODBMS, while maintaining the application-defined behavior and relationships of the objects.

     -- Language-Independent Support for Object-Oriented Programming. The Versant ODBMS provides native support for the leading object-oriented software development languages--C++, Java and Smalltalk. This support facilitates rapid and flexible development, maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes. Objects developed in these languages are directly stored in the Versant ODBMS. In addition, the Versant ODBMS is language-independent, allowing objects written in one object-oriented language to interoperate with objects written in another object-oriented language. Moreover, the Versant ODBMS supports Java, an object-oriented language that allows the development of applications that will run on any computing platform without modification.

     -- High Performance. The Versant ODBMS architecture provides direct access (navigation) to stored objects. Its balanced client-server architecture enhances performance by efficiently distributing processing burdens between the client and the server to leverage the processing power of networked computers. As a result, certain customers running complex applications involving highly interrelated data on the Versant ODBMS have reported up to a hundred-fold improvement in performance compared to RDBMSs running similar applications.

     -- Highly Scaleable Support for Distributed Computing. The Versant ODBMS architecture is designed to support the transparent integration of up to 65,000 separate databases in one network, distributed over a range of hardware and software platforms. Through object-level operations, Web browser support and other design features, the Versant ODBMS can be scaled from small workgroup operations to thousands of users over wide area networks or the Internet.

     -- Reliability, Availability and Serviceability. The Versant ODBMS offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running. These features, together with replication and disk mirroring provided by the Company's Fault Tolerant Server, support operations 24 hours per day, 365 days per year in environments such as telecommunications network, commercial banking and airline reservation systems, where it is critical that the database be continuously available.

     -- Support for Three-Tier Architectures. Traditional two-tier architectures are adequate for closely coupled client-server environments but become unwieldy in large, distributed systems. The Versant ODBMS supports three-tier architectures, in which application logic resides as a middle layer between clients and data stores. This architecture insulates data from constant change, allows an end-user or application to locate data across multiple databases and improves the productivity and quality of application development and maintenance.

     -- Integration with Users' Existing Information Systems. The Versant ODBMS operates on a wide range of client and server platforms, including industry-leading UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Silicon Graphics, as well as Microsoft's Windows 3.1, Windows 95 and Windows NT platforms and IBM's OS/2 platform. Objects can be readily accessed and stored by any combination of these platforms in a heterogeneous network. In addition, Versant-based applications can interoperate with information stored in relational database management systems, enabling such applications to complement RDBMS strengths in structured applications. These compatibilities allow users to protect their existing investments in databases and information systems while migrating newer systems to object-oriented platforms.

COMPANY STRATEGY

     Versant's objective is to be the leading provider of high performance, enterprise database management systems that store objects and support application component development for commercial applications in distributed computing environments. Key elements of the Company's strategy to achieve this objective include the following:

     -- Extend Technology Leadership. A significant component of the Company's strategy is to leverage its knowledge and expertise in object database management systems for distributed commercial applications. The Company believes that its product architecture includes a number of important technological advances and that this technological leadership is essential to its continued ability to compete effectively. In 1997, the Company released products that enable organizations to (i) leverage Java when building applications based on the Versant ODBMS, (ii) make Versant databases accessible using standard Web browsers, (iii) store and manage multimedia files flexibly and extensibly and (iv) easily construct and deploy interactive systems for corporate Intranets and Extranets and the Internet. *In addition, the Company has announced the introduction of VersantACE (scheduled for introduction in the first half of 1998), which will provide a development environment for the creation of unique, enterprise, n-tier, Java-based applications accessing the Versant ODBMS and will enable the integration of third-party application development tools from NetDynamics, Inc., Rational Software Corporation and TIBCO Inc. *The Company intends to extend its leadership position by continuing to invest in internal research and development, establishing strategic relationships with leading providers of complementary technologies and integrating the Versant ODBMS with products offered by third parties. The Company notes that its technological development efforts, including the development of VersantACE, are subject to the risks typically associated with such efforts, including development delays and the technological challenges of creating new functionality and integrating third-party products into Versant's products. See "Other Factors That May Affect Future Operating Results-- Technology Development Risks."

     -- Leverage Strength in Telecommunications to Other Vertical Markets. The Company is a leading provider of object database management solutions to the telecommunications market, where its products are used in such strategic, distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance and customer billing. The Company believes that its experience and success in this demanding market positions it to address other vertical markets such as financial services, health care and energy. These markets are similar to the telecommunications market in their increasing reliance on large networks and need for high performance support for abstract data types and for distributed, complex applications involving dynamic, highly interrelated information. In 1997, the Company increased its focus on the financial services market and conducted several seminars worldwide to expand awareness of the Company and its products in this market. *The Company intends to continue to focus on telecommunications and financial services in 1998, though it will seek additional opportunities outside these markets as well. The Company's success in the telecommunications, financial service and other markets is dependent, in part, on the Company's ability to compete with alternative technology providers and the extent to which the Company's customers and potential customers believe the Company has the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, the Company may not be successful in generating additional opportunities in these markets. See "Other Factors That May Affect Future Operating Results--Dependence upon Telecommunications, Internet/Intranet/Extranet and Financial Services Markets."

     -- Capitalize on the Internet/Intranet/Extranet Market Opportunity. *The Company believes that the growth of the Internet and Intranets and Extranets as computing environments will significantly expand the market opportunity for the Company's object database management technology. Internet/Intranet/Extranet computing environments and applications are highly distributed and are increasingly becoming more complex, requiring highly scaleable, high performance database systems as their infrastructure. In addition, Internet/Intranet/Extranet applications increasingly incorporate abstract data types and are increasingly being addressed by object-oriented programming languages such as C++, Java and Smalltalk. As a result, the Company believes that its product architecture and its telecommunications experience position it to capitalize upon the Internet/Intranet/Extranet market. Certain of the

Company's customers, including Buzzeo, EDS, Primus and Spyglass, are using the Company's technology to develop and/or deploy Internet/Intranet/Extranet applications, including applications designed to enhance the performance of
Internet/Intranet/Extranet infrastructures.   In 1997, the Company significantly
increased its focus on the Internet/Intranet/Extranet market opportunity, particularly with the release of certain products designed to allow the development of Web-based and Java applications. *The Company intends to continue focusing on the Internet/Intranet/Extranet market opportunity and working with partners to improve the performance of Internet/Intranet/Extranet infrastructures. See "Other Factors That May Affect Future Operating Results--Dependence upon Telecommunications, Internet/Intranet/Extranet and Financial Services Markets."

     -- Expand Distribution Channels. *The Company intends to expand both its direct and indirect distribution channels by hiring additional direct sales personnel and recruiting additional VARs, distributors and other resellers.
*As familiarity with object-oriented technology and awareness of the Company's products increase, the Company believes that it will be able to increase its use of indirect sales channels to address a broader market and to capitalize on resellers' integration capabilities. In addition, the Company believes that international markets present attractive opportunities, particularly as telecommunications and other industries face increasing change and competitive pressures worldwide. *The Company intends to continue to expand its international distribution network and foreign direct sales operations to capitalize on these opportunities, particularly through Versant Object Technology GmbH, the Company's European subsidiary ("Versant Europe").
However, the Company may not be successful expanding its distribution channels, and the Company's international business activities are subject to accompanying international risks. The Company has experienced only limited success recruiting VARs to date, which the Company believes is due, in part, to the complexity of the Company's solutions. See "Other Factors That May Affect Future Operating Results--Risks Associated with International Operations."

     -- Enable Customers to Implement a Complete Solution. The Company believes that its object database management systems can provide customers with a foundation upon which they can build a broader object-oriented environment that includes development language interfaces, object request brokers, class libraries and tools for the development of applications and interfaces and for the integration of existing data and applications. *The Company believes that its VersantACE product (scheduled for introduction in the first half of 1998) will enhance customers' ability to implement a complete solution. *The Company intends to expand the breadth of its product offerings through internal development efforts and through marketing, licensing and other relationships with providers of complementary technologies and other market participants. The Company believes that by providing its customers with a more complete solution, it can facilitate their adoption of object-oriented technology, accelerate the development of applications in a component framework, and expand the use and value of its products. However, VersantACE and other Versant product offerings may not be commercially accepted by the Company's customers and are subject to potential development delays due to the technological challenges of creating new product offerings, and competing solutions may limit the market opportunity for VersantACE and other Versant product offerings. See "Other Factors That May Affect Future Operating Results--Technology Development Risks."

     -- Increase Penetration of Current Customer Base. The Company seeks to generate incremental, recurring revenue from its installed base of customers. A customer's successful development of an application under a development license can lead to additional revenue from deployment licenses. The scalability of the Versant ODBMS enables customers to add end-users, providing additional license revenue to the Company as customers expand their use of the product. The adaptability of the Versant ODBMS to a wide range of applications allows customers who have successfully implemented the Versant ODBMS for one function to develop applications for other functions. The Company also licenses its products on a project basis, with development and deployment licenses bundled at a lower price to the customer than if the customer had purchased such licenses separately. *The Company believes that this method of licensing will increase, which could result in the Company realizing larger amounts of revenue at the beginning of a project than it otherwise would, with potentially reduced recurring revenue opportunities from such project in the future. See "Other Factors That May Affect Future Operating Results--Unpredictability of Revenue."

PRODUCTS AND SERVICES

     The Company's core product is the Versant ODBMS, a high performance object database management system. In addition, the Company offers object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, Internet/Intranet/Extranet integration tools and multimedia management tools. Customers licensing the Versant ODBMS receive the database engine with one object-oriented programming language interface and a set of integrated database utilities. For additional fees, customers may obtain additional programming language interfaces, and users requiring continuous operation in mission-critical environments can license the Versant Fault Tolerant Server. The Company offers a variety of services to assist customers in the design, development and management of their database applications, including training, consulting and custom development services.

PRODUCTS

Core Database Products

     -- Versant ODBMS. The Versant ODBMS is designed to support multi-user, commercial applications in distributed environments. Its balanced client-server architecture enables the system to process a wide variety of abstract data types and complex applications in a highly concurrent, high performance manner. The product is designed to integrate over 65,000 databases connected over a like number of locations on a variety of hardware and software platforms. Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. The Company believes that the customer applications developed to date have used only a small portion of this theoretical capacity. The Versant ODBMS implements a variety of database features, including two-phase commits for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur. In addition, on-line management utilities enable routine maintenance to be performed while the database is running. These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compact volumes on disk storage and related functions. These utilities provide multiple levels of administrative access and application security. With version 5.0 of the Versant ODBMS (released in March 1997), Versant provides substantial additional performance and scalability features, including multi-threaded database client and server and multi-session client capabilities, logging and memory management enhancements and full operations on Symmetric Multi-Processing server computers. In combination, these new features enhance the ability of the Versant ODBMS to support massive centralized or distributed computing infrastructures.

     -- Versant Fault Tolerant Server. For continuous operation in mission critical environments, the Company offers the Versant Fault Tolerant Server. This product ensures transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails due to operating system failure, hardware breakdown or other interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without application interruption.

Language Solutions

     The Versant ODBMS implements an object model that is a superset of the capabilities of C++, Java and Smalltalk. The interfaces to these object-oriented languages make the database appear to be a natural and transparent extension of the language. Programs written in any of these languages can use objects written in another, allowing integration of corporate data stores regardless of application development language. In 1997, the Company commercially released its Versant Java Direct Interface, which enables the development of applications that will run on any computing platform without modification. Versant's Smalltalk interface supports both IBM VisualAge and
ParcPlace VisualWorks Smalltalk environments.   In addition, the Company
provides a C language interface.

Internet/Intranet/Extranet Products

     o Versant Internet Adapter ("VIA"). Versant Internet Adapter makes the Versant ODBMS accessible to Web users by emulating a live database session using commercially available Web browsers. VIA allows organizations to use hypertext markup language ("HTML") and standard HTML authoring tools to create data-input and data-retrieval applications. In addition, VIA serves as the link between the Web browser-server architecture and the Versant ODBMS by working with diverse software components (Web browsers, compatible Web servers, VersantWeb and the Versant ODBMS) to give Web users access to Versant object databases.

     o Versant Multimedia Access ("VMA"). Versant Multimedia Access enables organizations to store and manage multimedia files flexibly and extensibly.
VMA automatically loads multimedia files into the Versant ODBMS as instances of predefined text, audio, video, URL or application-specific classes, and allows customization of multimedia classes and loading methods. In addition, VMA embeds Verity, Inc.'s Verity Search '97 to create and maintain collections of indices for each database and Verity Information Server to provide the user with an intuitive Web interface for composing queries and data retrieval.

     o VersantWeb. VersantWeb is a C++ application development framework that enables developers to construct and deploy interactive systems for corporate Intranets and Extranets and the Internet while taking advantage of the flexibility and portability of Web servers and browsers. VersantWeb tightly integrates Versant databases with Web servers to extend the reach of sophisticated client/server applications to a broad range of application users without sacrificing performance.

Data Access and Integration Tools

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

LICENSING AND PRICING OF PRODUCTS

     The Company licenses its products directly to end-users principally through four types of licenses--development licenses, deployment server licenses, deployment client licenses and project licenses (which include development and deployment licenses). Development licenses are sold on a "per seat" basis and authorize the customer to develop an application program that uses the Versant ODBMS. Before a customer may deploy an application, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application. The Company also licenses its products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

     List prices of a development license currently range from $1,500 to $9,000 per seat. List prices of server deployment licenses currently range from approximately $1,800 for a single user database to over $300,000 for an application with 200 concurrent users. List prices of client deployment licenses vary from $350 to $2,000 per client, depending on the platform. The Company provides alternative pricing for "non-interactive" environments where the product is deeply embedded in a component, such as a telephone switch, and does not have "end users." License fees to customers may vary from list prices depending on a number of factors. Sales through distributors generally involve a significant discount to list prices. Prices for project licenses will vary with the scope and nature of the underlying project.

     A typical VAR develops an application incorporating the Versant ODBMS and then licenses the application to its customer. VARs purchase development licenses from the Company on a per seat basis on terms similar to those of development licenses sold directly to end-users. VARs are authorized by the Company to sub-license deployment copies of the Versant ODBMS, together with the VAR's application, to end-users. Deployment license pricing for sales through VARs generally is based either on a percentage of the total price charged by the VAR to its end-user customers or are based on a percentage of the Company's list prices. The Company also enters into project licenses with certain VARs.

SERVICES

     The Company offers a variety of services to assist customers in the design, development and management of their database applications. Training is offered in a variety of Versant-specific and object-related technologies and ranges from beginning to advanced levels. Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis. In addition, the Company provides custom development services to customers who request unique or proprietary product extensions. These services may be performed by third-party integrators, consultants or the Company, depending on the nature and complexity of the request. Maintenance and technical support services are available at an annual fee typically equal to 15% of the net price of the software.
Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of a Company product and entitle the customer to telephone support and to product and documentation updates.
For additional fees, customers may purchase a special support package providing a dedicated support engineer, and may obtain telephone support available 24 hours per day. All maintenance contracts are renewable annually.

CUSTOMERS AND APPLICATIONS

     The Versant ODBMS is licensed for development and/or deployment in a wide range of applications. Many of the Company's customers have licensed multiple copies for use in different applications. Sales to Sprint and the United States Government each represented at least ten percent of the Company's total revenue in 1997.

     In any given quarter, it is typical for a relatively small number of customers to constitute a significant percentage of the Company's total revenue. In 1995, 1996 and 1997, 50%, 62% and 39%, respectively, of the Company's total revenue were attributable to sales of products and services to telecommunications companies. In addition, in 1997, 12% and 11% of the Company's total revenue were attributable to sales of products and services in the Internet/Intranet/Extranet and financial services markets, respectively. *The Company's future performance will depend in significant part on the continued growth of the use of ODBMSs in telecommunications applications and the acceptance of the Company's products within the telecommunications industry. *In addition, the Company expects to become increasingly dependent upon the Internet/Intranet/Extranet and financial services markets. The failure of the Company's products to perform favorably in and become an accepted component of telecommunications, Internet/Intranet/Extranet or financial services applications, or a slower than expected increase or a decrease in the volume of sales of the Company's products and services to telecommunications, Internet/Intranet/Extranet or financial services companies, could have a material adverse effect on the Company.

     The following examples illustrate some of the new applications for the Versant ODBMS in its target telecommunications, Internet/Intranet/Extranet and financial services markets.

TELECOMMUNICATIONS

     British Telecommunications plc ("BT") is integrating the Versant ODBMS into its SHERIFF (Statistical Heuristic Engine to Reliably and Intelligently Fight Fraud) product, a global telephone fraud detection and management system. SHERIFF leverages the Versant ODBMS's object-oriented architecture and ability to define and model complex relationships in mission-critical environments in order to identify telephone fraud online at the time of each call, rather than over time after a pattern of fraudulent activity has been detected, thereby helping to minimize potential damage. The Versant ODBMS helps SHERIFF to analyze every BT call that is made, where a call comes from and goes to, and to whom the call is billed, and, after analyzing these criteria against a series of rules and algorithms designed to detect abuse or other anomalies, automatically notifies BT's specialist fraud case investigators, presenting them with the facts necessary to make an informed decision on whether fraudulent activity is occurring and appropriate steps to combat the fraud. *This system is currently completing trials and is planned to cover all BT voice services over time. As with all new applications, the rollout of SHERIFF is subject to a number of risks, including the technological challenges of integrating the Versant ODBMS.

INTERNET/INTRANET/EXTRANET

     Buzzeo, Inc., a provider of higher education information technology, has developed an open, network-centric enterprise solution using the Versant ODBMS that allows academic institutions to provide Internet or Intranet access to a wide range of online services, including recruitment, admissions, student registration and grade management. Buzzeo leverages Versant's Java Direct Language Interface to allow college and university staff to update data, run and schedule reports and access records, all using a Web browser. Buzzeo's ZeoLogix Framework, written entirely in Java, relies upon the ability of the Versant ODBMS to manage data in real-time, without database downtime, and to provide mission-critical reliability, fault tolerance, automated replication and interoperability.

FINANCIAL SERVICES

     The Chicago Stock Exchange has implemented an object-based, real-time trading application built on the Versant ODBMS. This application, responsible for the entire volume of stock trading on The Chicago Stock Exchange, relies on the scalability, fault tolerance and mission-critical high performance capabilities of the Versant ODBMS. By using the Versant ODBMS rather than a relational database, The Chicago Stock Exchange eliminated the complexities and overhead of mapping objects and object references to the tables and rows of a relational database, thereby significantly increasing developer productivity. In addition, the trading application uses Versant's ability to support a three-tier client/application server/object server architecture to improve network performance.

MARKETING AND SALES

     The Company markets and sells the Versant ODBMS in the United States principally through its direct sales force and VARs and internationally through its distributors, direct sales force and VARs.

DIRECT SALES

     As of December 31, 1997, the Company's direct sales organization consisted of 69 employees based at the Company's corporate headquarters in Fremont, California and at its and its subsidiaries' offices in Reston, Virginia; Bellevue, Washington; McLean, Virginia; New York City, New York; Chicago, Illinois; Loveland, Colorado; Dallas, Texas; Alpharetta, Georgia; Bridgewater, New Jersey; Columbia, Maryland; Milsons Point, Australia; Frankfurt, Germany; Munich, Germany; Paris, France; and London, England. The direct sales organization includes a telesales force that supports the Company's field sales personnel, maintenance renewals and handles smaller orders. The direct sales organization also includes systems engineers who answer technical questions and assist customers in running benchmarks against competitive products and developing prototype applications. In 1995, 1996 and 1997, sales by the Company's direct sales force (including sales to VARs) accounted for over 90%, 89% and 99%, respectively, of the Company's total revenue.

INDIRECT SALES

     An important part of the Company's sales strategy is the development of indirect distribution channels, such as VARs, systems integrators and foreign distributors. Typical VARs build application programs in which they embed a deployment copy of the Versant ODBMS. Systems integrators may include the Company's products with those of others to provide a complete solution to their customers. Foreign distributors include distributors based in Japan, Italy and Israel. VARs are typically not subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs, distributors and systems integrators also offer competing products that they produce or that are produced by third parties.

MARKETING

     The Company conducts marketing programs intended to position and promote its products and services, including direct mail, advertising, seminars, trade shows, public relations and distribution of product literature. The Company also maintains a Web site where prospective customers can obtain general information about its products, services and distribution partners, and can download Windows NT and Solaris versions of its products for evaluation for a limited period. Marketing personnel provide price lists and product descriptive materials, including white papers, and assist the direct sales force in their efforts through lead generation and sales training. The marketing department also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction.

SALES PROCESS

     Due in part to the strategic nature of certain Versant ODBMS applications and magnitude of the associated hardware, networking, software and consulting expenditures, potential customers are typically cautious when making product acquisition decisions. For these and other reasons, the sales cycle for the Company's products to new customers often exceeds six months and may extend to a year or more. However, for existing customers with successful deployed applications, sales cycles for new applications of the Versant ODBMS are generally not as long. During the sales cycle, meetings involving both technical and management staff are frequently conducted at the customer's site and at the Company's headquarters. The Company faces significant competition in the DBMS marketplace, and prospective customers typically perform a detailed technical evaluation or benchmark of the Versant ODBMS and, often, competitive products, as a part of the selection process. Upon completion of the evaluation, the customer may purchase one or more development licenses for the team of programmers that will build the application. Additionally, the customer may order maintenance, training courses and assistance from the Company's consultants. While the customer can purchase a deployment license at the same time as it purchases a development license, or can purchase a project license that covers development and deployment for an entire project, many customers defer their purchase of a deployment license and related maintenance until they complete application development (a process that typically takes at least six months and can exceed one year) and then decide to deploy the application. Even after obtaining a development license, customers may not complete the development of an application successfully, and even if an application is successfully developed, the customer may decide not to deploy the Versant ODBMS.

     For deployed applications, a customer may purchase additional deployment licenses as additional users are added to a system, without further deliveries from the Company, providing additional revenue over an extended period at a relatively low incremental cost to the Company. Depending on the application type and the customer size, it is possible for the price of a customer's deployment licenses to substantially exceed the price of its earlier development licenses. However, an increasing percentage of customers are purchasing project licenses from the Company, where the customer simultaneously purchases development and deployment licenses for an entire project at a lower price to the customer than if the customer had purchased such licenses separately. *The Company believes that this method of licensing will increase, which could result in the Company realizing larger amounts of revenue at the beginning of a project than it otherwise would, with potentially reduced recurring revenue opportunities from such project in the future.

SALES OF THIRD PARTY PRODUCTS

     In order to enhance the functionality of the Versant ODBMS, the Company has offered certain products licensed from third parties, which are either embedded within or offered in connection with the Versant ODBMS. For example, the Company has embedded Verity, Inc.'s Verity Search '97 and Verity Information Server into its VMA product and has an agreement with Rational Software Corporation to offer Rational Rose (an application development tool) as part of a consulting special offering and with THOUGHT Inc. to offer a Java application development tool.

SHIPPING AND BACKLOG

     The Company's software is typically shipped to customers shortly after the execution of a license agreement and upon the Company's receipt of the order. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

RESEARCH AND DEVELOPMENT

     *The Company has committed, and expects to continue to commit, substantial resources to its research and development efforts. The Company's current development efforts are focused on: (i) continuing to leverage Java; (ii) developing application development tools, especially in Internet/Intranet/Extranet environments; (iii) improving performance of the Versant ODBMS, particularly on the Windows NT platform; and (iv) improving integration between the Versant ODBMS and legacy databases. Research and development expenses were approximately $2.0 million, $3.3 million and $5.2 million in 1995, 1996 and 1997, respectively. To date, all research and development expenditures have been expensed as incurred.

     The Versant ODBMS has, to date, been almost entirely developed by the Company's research and development personnel. The Company's development team consisted of 47 full-time employees as of December 31, 1997, most of whom are software engineers with significant experience in such technologies as: (i) object-oriented software development, including Java; (ii) relational database technology; (iii) platform engineering; (iv) design and integration; and (v) large-scale run-time environments. The Company selectively supplements its internal staff with outside consultants having expertise in specific areas.
In 1997, the Company also began performing certain porting and enhancement engineering work in India, primarily with the assistance of contractors. The Company's future success will depend on its ability to attract, train and retain highly skilled research and development personnel. Competition for such personnel is intense, especially the competition for personnel familiar with object-oriented technology. *The Company expects that such competition will continue for the foreseeable future and may intensify.

     *The Company believes that its future results will depend on its ability to improve its current technologies and to develop new products and product enhancements on a timely basis. The market for the Company's products and services is characterized by changing customer demands, rapid technological change and frequent introductions of new products and product enhancements. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of the Company's products are difficult to estimate. *The Company has in the past experienced delays in the introduction of new products and features, and may experience such delays in the future. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

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

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products, obtain or use information that the Company regards as proprietary or use or make copies of the Company's products in violation of license agreements. Policing unauthorized use of the Company's products is difficult. In addition, the laws of many jurisdictions do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. In particular, "shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and copyright and trade secret protection for software may be unavailable in certain foreign countries. The Company's means of protecting its proprietary rights may not be adequate, and the Company's competitors may independently develop similar technology.

     To date, the Company has not been notified that its products infringe the proprietary rights of third parties, but third parties could claim that the Company's current or future products infringe such rights. The Company expects that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company's future success will depend in part on the Company's ability to integrate its products with those of vendors providing complementary products. The Versant ODBMS must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end-user solution. The Company may not receive the support of these third-party vendors, some of which may compete with the Company, to integrate the Company's products with the vendors' products.

COMPETITION

     The market for the Company's products is intensely competitive. The Company believes that the primary competitive factors in its market include database performance (including the speed at which operations can be executed and the ability to support large amounts of different information), vendor reputation, the ability to handle abstract data types and more complex data relationships, ease of use, database scalability, the reliability, availability and serviceability of the database, compatibility with customers' existing technology platforms and the ease and speed with which applications can be developed, price and service and support.

     The Company's current and prospective competitors include companies that offer a variety of database solutions using various technologies including object database, object-relational database and relational database technologies. Competitors offering object and object-relational database management systems include Oracle Corporation, Computer Associates International, Inc., Object Design, Inc., Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc., Gemstone Systems, Inc., Poet Software Corporation, O2 Corp., ONTOS, Inc., and Fujitsu America, Inc. In addition, the Company's products compete with traditional relational database management systems, many of which have been or are expected to be modified to incorporate object-oriented interfaces and other functionality, and to leverage Java. The principal competitors in the relational database market are Oracle, Sybase, Informix, IBM and Microsoft. *The Company expects to face additional competition from other established and emerging companies as the object database market continues to develop and expand. In 1997, Oracle released its Oracle8 product, which, with its objects option, provides object-relational database capabilities, and Computer Associates released its Jasmine ODBMS, which is a pure object-oriented database. Although the Company believes that the decision of relational database vendors to pursue object-relational or object-oriented approaches validates the Company's belief that object-oriented database solutions will be increasingly demanded by today's business organizations, the Company is facing heightened competition, which could result in fewer customer orders, price reductions, reduced transaction size, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition and on the market price of the Company's Common Stock. The Company believes that the Versant ODBMS is currently more expensive than typical RDBMSs as well as Oracle's Oracle8 and Computer Associate's Jasmine. Due to the introduction by Oracle and Computer Associates of competing products with lower prices than the Versant ODBMS, the Company may not be able to maintain prices for its products at levels that will enable the Company to market its products profitably. Any decrease in per unit prices, as a result of competition or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company is also indirectly facing competition from developers of middleware products that allow users to connect object-oriented applications to existing legacy data and RDBMSs. To the extent that these products gain market acceptance, they may reduce the market for the Versant ODBMS for less complex object-oriented applications.

     Many of the Company's competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company. As a result, the Company's competitors may be able to devote greater resources to the development, promotion and sale of their products, may have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on its business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had a total of 196 employees, 149 of whom were based in the United States, 36 of whom were based in Europe, 10 of whom were based in Australia and one of whom were based in India. Of the total, 47 were engaged in engineering and technical services, 88 were engaged in sales and marketing, 39 were engaged in the services organization and 22 were engaged in administration and finance. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppage to date, and believes that its relationship with its employees is good.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     In August 1997, the Company moved its principal administrative, sales, marketing and research and development operations to its new headquarters facility in Fremont, California, where the Company occupies 54,000 square feet under a 10-year lease. The Company believes that the Fremont facility will be adequate for its requirements for several years. The Company and its subsidiaries also lease space for sales offices, generally under one-year operating lease agreements, in Reston, Virginia; Bellevue, Washington; McLean, Virginia; New York City, New York; Chicago, Illinois; Loveland, Colorado; Dallas, Texas; Bridgewater, New Jersey; Alpharetta, Georgia; Columbia, Maryland; Milsons Point, Australia; Frankfurt, Germany; Munich, Germany; Paris, France; and London, England.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. The complaints each allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaints seek an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. However, securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "VSNT." The Company's Common Stock commenced trading on the Nasdaq National Market on July 18, 1996. Prior to July 18, 1996, there was no public trading market for the Company's Common Stock. The following table lists the high and low closing prices during for the last two quarters of 1996 and for 1997 (based on closing prices as reported by the Nasdaq National Market).


                                                            HIGH     LOW
                                                            -------  -------
   Fiscal  1996:
                  First Quarter                              --        --
                  Second Quarter                             --        --
                  Third Quarter (commencing July 18, 1996)  $27 5/8  $8
                  Fourth Quarter                            $24      $15 7/8

   Fiscal  1997:
                  First Quarter                             $22 3/4  $8 1/2
                  Second Quarter                            $9 3/8   $4 1/8
                  Third Quarter                             $16 1/4  $6
                  Fourth Quarter                            $18 5/8  $11 1/8


     There were approximately 155 holders of record of the Company's Common Stock as of February 27, 1998. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street name. Based on information available to the Company, the Company believes it has at least 400 beneficial shareholders of its Common Stock.

DIVIDEND POLICY

     The Company has neither declared nor paid cash dividends on its Common Stock in the past. *The Company intends to retain future earnings, if any, to fund development and growth of its business and, therefore, does not anticipate that it will declare or pay cash dividends on its Common Stock in the foreseeable future.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     On August 13, 1996, the Company completed an initial public offering of its Common Stock, no par value (the "Offering"). The shares of Common Stock sold in the Offering were registered under the Securities Act on a Registration Statement on Form SB-2 (the "Registration Statement") (Registration Number 333-4910-LA). The Registration Statement was declared effective by the Securities and Exchange Commission on July 17, 1996.

     After deducting the underwriting discounts and commissions and the expenses of the Offering, net proceeds to the Company from the Offering were approximately $14.8 million. Of this amount, the Company has used approximately $300,000 to repay indebtedness of the Company, $2 million to acquire Versant Europe, $7.3 million to acquire network and computer equipment, associated services, leasehold improvements, furnishings and fixtures for the Company's new headquarters and payment of the cash portion of the lease security deposit on the new headquarters. In addition, $4.8 million has been used for working capital to support the Company's operations, and the remaining amount of $400,000 has been invested in United States Government securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As indicated in the first paragraph of Item 1, above, this Form 10-KSB contains certain forward looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The Company has identified, with a preceding asterisk, various sentences within this Form 10-KSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-KSB involve numerous risks and uncertainties which are described throughout this Form 10-KSB, including under "Revenues" and "Other Factors That May Affect Future Operating Results" within this Item 6. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

     The following table presents Statement of Operations Data for the five years ended December 31, 1997.



                                                                                YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                 1997           1996           1995          1994        1993
                                                          -------------  -------------  -------------  ----------  ----------
                                                             (in thousands, except per share data)
Revenue:
  License                                                      $21,363         $12,202       $ 7,810     $ 5,649     $ 2,485
  Services                                                       7,827           6,191         4,067       2,590       3,526
                                                          ------------   -------------  ------------   ---------   ---------
    Total revenue                                               29,190          18,393        11,877       8,239       6,011
Cost of revenue:
  License                                                        1,445           1,144         1,062         930         276
  Services                                                       5,010           2,987         2,258       1,563         906
                                                          ------------   -------------  ------------   ---------   ---------
    Total cost of revenue                                        6,455           4,131         3,320       2,493       1,182
                                                          ------------   -------------  ------------   ---------   ---------
  Gross profit                                                  22,735          14,262         8,557       5,746       4,829
                                                          ------------   -------------  ------------   ---------   ---------
Operating expenses:
  Marketing and sales                                           17,265           8,327         6,319       5,710       4,060
  Research and development                                       5,225           3,323         2,048       2,063       2,334
  General and administrative                                     2,880           1,501         1,419       1,093       1,098
  Amortization of goodwill                                         370               -             -           -           -
                                                          ------------   -------------  ------------   ---------   ---------
    Total operating expenses                                    25,740          13,151         9,786       8,866       7,492
                                                          ------------   -------------  ------------   ---------   ---------
Income (loss) from operations                                   (3,005)          1,111        (1,229)     (3,120)     (2,663)
  Interest income and other, net                                   705             429            70         117         131
                                                          ------------   -------------  ------------   ---------   ---------
Income (loss) before taxes                                      (2,300)          1,540        (1,159)     (3,003)     (2,532)
  Provision for income taxes                                        40             129            73          56          99
                                                          ------------   -------------  ------------   ---------   ---------
Net income (loss)                                              $(2,340)        $ 1,411       $(1,232)    $(3,059)    $(2,631)
                                                          ============   =============  ============   =========   =========
Basic net income (loss) per share                               ($0.26)        $  0.24        ($0.41)     ($1.57)     ($8.77)
                                                          ============   =============  ============   =========   =========
Shares used in calculating basic net income
  (loss) per share                                               8,931           5,916         2,987       1,953         300
                                                          ============   =============  ============   =========   =========
Diluted net income (loss) per share                             ($0.26)        $  0.18        ($0.41)     ($1.57)     ($8.77)
                                                          ============   =============  ============   =========   =========
Shares used in calculating diluted net income
  (loss) per share                                               8,931           7,690         2,987       1,953         300
                                                          ============   =============  ============   =========   =========

OVERVIEW

     Versant was incorporated in August 1988 and commenced commercial shipments of its principal product, the Versant ODBMS, in 1991. Since that time, substantially all of the Company's revenue has been derived from (i) sales of development, deployment licenses and project licenses for the Versant ODBMS,
(ii) sales of the Peripheral Products, (iii) related maintenance and support, training, consulting and nonrecurring engineering fees (the "Associated Services") and (iv) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS. The Company released Version 5.0 of the Versant ODBMS in March 1997. *The Company currently expects that licenses of the Versant ODBMS and Peripheral and sales of Associated Services will be the Company's principal sources of revenue for the foreseeable future. *As a consequence, the Company's future operating results will depend upon its ability to expand market acceptance of the Versant

ODBMS. *A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. *The timing of such orders and their fulfillment has caused, and likely will continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. In 1995, 1996 and 1997, three customers accounted for approximately 43%, 49% and 36% of the Company's total revenue, respectively, and the telecommunications industry accounted for 50%, 62% and 39% of the Company's total revenue, respectively during these time periods. In addition, in 1997, 12% and 11% of the Company's total revenue were attributable to sales of products and services in the Internet/Intranet/Extranet and financial services markets, respectively. *The Company's future performance will depend in significant part on the continued growth of the use of ODBMSs in telecommunications applications and the acceptance of the Company's products within the telecommunications industry. *In addition, the Company expects to become increasingly dependent upon the Internet/Intranet/Extranet and financial services markets. The failure of the Company's products to perform favorably in and become an accepted component of telecommunications, Internet/Intranet/Extranet or financial services applications, or a slower than expected increase or a decrease in the volume of sales of the Company's products and services to telecommunications, Internet/Intranet/Extranet or financial services companies, could have a material adverse effect on the Company.

     The Company licenses its products directly to end-users principally through four types of licenses--development licenses, deployment server licenses, deployment client licenses and project licenses. Development licenses are sold on a "per seat" basis and authorize the customer to develop an application program that uses the Versant ODBMS. Before a customer may deploy an application it has developed under a development license, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database management system. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application. Pricing of the Versant ODBMS varies according to several factors, including the computer platform on which the application will run and the number of users that will be able to access the server at any one time. For certain applications, the Company offers deployment licenses priced on a "per user" basis. The Company also licenses its products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project. *The Company believes that this method of licensing will increase, which could result in the Company realizing larger amounts of revenue at the beginning of a project than it otherwise would, with potentially reduced recurring revenue opportunities from such project in the future.

     VARs purchase development licenses from the Company on a per seat basis, on terms similar to those of development licenses sold directly to end users. VARs are authorized by the Company to sub-license deployment copies of the Versant ODBMS, together with the VAR's application, to end-users. Deployment license pricing for sales through VARs generally represents either a percentage of the total price charged by the VAR to its end-user customers or a percentage of the Company's list prices. The Company also licenses its products to certain VARs on a project basis.

     The Company's development, deployment and project license agreements and agreements with VARs typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term, although certain licenses to VARs are for a limited term and/or are limited to particular applications. Revenue from license agreements is recognized upon shipment of the software if there is no significant modification of the software, payments are due within the Company's normal payment terms and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months. Training and consulting revenue is recognized when a customer's order has been received and the services have been performed. The Company has entered into contracts with certain of its customers that require the Company to perform development work in return for nonrecurring engineering fees. Revenue related to such nonrecurring engineering fees generally is recognized using the percentage-of-completion method of accounting. Amounts received from customers under certain license, maintenance and nonrecurring engineering agreements involving significant continuing obligations of the Company are included on the Company's balance sheet as deferred revenue.

     The Company licenses the Versant ODBMS and Peripheral Products, and sells Associated Services primarily through its direct sales force to end-user customers and VARs. Through late 1993, the Company focused its sales efforts on developing indirect sales channels and contracting for nonrecurring engineering fees from its marketing partners. In late 1993, the Company changed its sales strategy to a direct sales model and began increasing the size of its direct sales force. In 1995, 1996 and 1997, sales by the Company's direct sales force (including sales through VARs) accounted for more than 90%, 89% and 99%, respectively, of the Company's total revenue.

     During 1995, the Company entered into an agreement with ISAR-Vermogensverwaltung Gbr mbH ("ISAR"), an entity formed by a group of European investors, pursuant to which ISAR organized and funded Versant Europe. Versant provided Versant Europe with exclusive European distribution rights for the Company's products, subject to the rights of existing distributors, and with management responsibilities for Versant's existing distributors in Europe. In March 1997, the Company exercised its option to acquire Versant Europe.
This acquisition, in which Versant paid approximately $3.6 million in cash and stock, has been accounted for as a purchase. See Note 11 of Notes to Consolidated Financial Statements. As of February 28, 1998, Versant
Europe had 36 employees and consultants.

     Since inception, the Company has invested significant resources in developing the Versant ODBMS and in building the Company's sales, marketing, consulting and administrative organizations. *The Company expects to hire additional personnel in all of these functional areas and increase its promotion and selling expenditures during 1998. The labor market in which the Company operates is highly competitive, and there can be no assurance that key employees can be employed or retained without substantial increases in the Company's operating expenses.

RESULTS OF OPERATIONS

REVENUE


                              1995        % Change      1996        % Change        1997
                          -----------     --------   -----------    --------    -----------
License revenue           $ 7,810,000        56%     $12,202,000        75%     $21,363,000
As a percentage of
total revenue                      66%                        66%                        73%
Services revenue            4,067,000        52%       6,191,000        26%       7,827,000
As a percentage of
total revenue                      34%                        34%                        27%
Total revenue              11,877,000        55%      18,393,000        59%      29,190,000

     Total revenue increased 55% from 1995 to 1996 and 59% from 1996 to 1997. However, Versant experienced, and continues to experience, significant quarterly fluctuations in total revenue. For example, total revenue in the first quarter of 1997 was $3.8 million, representing a 19% increase over first quarter 1996 total revenue of $3.2 million, and a 32% decrease from fourth quarter 1996 total revenue of $5.6 million. The Company attributed the first quarter 1997 total revenue performance to the timing and complexity issues associated with selling licenses of the Company's products. Similarly, the decrease from total revenue of $9.4 million in the quarter ended September 30, 1997 to $8.6 million in the quarter ended December 31, 1997 was due primarily to license revenue shortfall resulting principally from the timing and complexity of large project opportunities. *The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having higher total revenue and income from operations than the first quarter of the following year, and the Company expects this trend to continue in 1998 compared to 1997. See "Other Factors That May Affect Future Operating Results."

     The increase in license revenue during 1996 compared to 1995 was attributable principally to an increased number of license sales, significant revenue from deployment licenses sold to several telecommunications companies and sales to Versant Europe, then an independent distributor of the Company.
In addition, in 1996, Versant began receiving revenues from the Internet/Intranet/Extranet market. The increase in license revenue during 1997 compared to 1996 was attributable principally to: (i) wider acceptance of object databases and market growth of the object database market; (ii) increased customer deployments of applications previously subject only to development licenses, particularly in the telecommunications market; (iii) a substantial increase in the number of

Company sales personnel; (iv) increased sales within the Internet/Intranet/Extranet and financial services markets; and (v) the acceleration of deployment revenue associated with project licenses. *The Company expects license revenue to increase in 1998 in absolute dollar terms due to increased license purchases by telecommunications, Internet/Intranet/Extranet, financial services and other customers, and increased sales by its Versant Europe subsidiary. *The Company also believes that license revenue as a percentage of total revenue will increase in 1998 compared to 1997. However, due to risks highlighted in the section, "Other Factors That May Affect Future Operating Results," below, there can be no assurance that license revenue will increase or remain level, in absolute dollar terms or as a percentage of total revenue, in 1998 when compared to 1997.

     The increase in services revenue during 1996 compared to 1995 was attributable principally to increased maintenance revenue from a significantly larger installed customer base and substantial growth in training and consulting revenue, offset in part by a decrease in nonrecurring engineering fees. The increase in services revenue during 1997 compared to 1996 was attributable principally to increased maintenance revenue from a significantly larger installed customer base, while training and consulting revenue remained relatively constant. *The Company expects that services revenue will increase in absolute dollar terms in 1998, attributable principally to increased maintenance and consulting revenue associated with expected increases in the Company's license revenue, and that services revenue will decline as a percentage of total revenue as the Company increases its focus on licensing its products. However, due to the risks highlighted in the section, "Other Factors That May Affect Future Operating Results," below, there can be no assurance that services revenue will increase in absolute dollar terms, or decrease as a percentage of total revenue, in 1998 compared to 1997.

     The following table sets forth, for the periods indicated, the revenues generated by the Company's largest customers in 1995, 1996 and 1997, other domestic customers as a group and other international customers as a group, in absolute dollars and as a percentage of total revenue.

Source of Total Revenue


                                   1995      % Change      1996      % Change      1997
                                -----------   --------  -----------  --------   -----------
Sprint                          $ 1,575,000      31%    $ 2,067,000     179%    $ 5,776,000
United States Government            100,000       8%        108,000   2,775%      3,105,000
MCI                               1,248,000     310%      5,117,000     (98%)       107,000
Versant Europe                           --      n/a      1,868,000      n/a             --
Scotiabank                        2,321,000     (85%)       355,000      n/a             --
Other Domestic Customers          5,429,000      27%      6,887,000      69%     11,632,000
Other International Customers     1,204,000      65%      1,991,000     330%      8,570,000
                                -----------   ------    -----------    -----    -----------
        Total revenue           $11,877,000      55%    $18,393,000      59%    $29,190,000
                                ===========   ======    ===========    =====    ===========

Percentage of Total Revenue


                                     1995     1996     1997
                                     ----     ----     ----
Sprint                                13%      11%      20%
United States Government               1%       1%      11%
MCI                                   11%      28%       0%
Versant Europe                        --       10%      --
Scotiabank                            20%       2%      --
Other Domestic Customers              45%      37%      40%
Other International Customers         10%      11%      29%
                                     ---      ---      ---
        Total revenue                100%     100%     100%
                                     ===      ===      ===

     As illustrated in the table above, the Company sells a substantial majority of its products to a limited number of customers. In addition, the Company's major customers tend to change from year to year *The loss of any one or more of the Company's major customers or the Company's inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on the Company's business and operating results. See "Other Factors That May Affect Future Operating Results-- Customer Concentration."

     International revenue increased by 20% to $4.2 million in 1996 compared to $3.5 million in 1995. The increase in international revenue during 1996 compared to 1995 resulted primarily from higher sales to Versant Europe, then an independent distributor, as well as higher sales to Australia.
International revenue increased 105% from $4.2 million in 1996 to $8.6 million in 1997. The significant increase in international revenue from 1996 to 1997 was driven principally by significantly higher sales by Versant Europe resulting from the Company's increased marketing and sales investment, including the hiring of additional personnel, partially offset by decreased sales in Australia. In addition, as a result of the acquisition of Versant Europe in March 1997, the Company began recognizing license and service revenue from Versant Europe that would have been recognized only at a 40 percent royalty rate and 25 percent royalty rate, respectively, had Versant Europe not been acquired. *The Company intends to continue to expand its sales and marketing activities outside the United States, including Europe, Hong Kong, mainland China, Malaysia, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. The Company's international sales are currently denominated predominantly in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in foreign markets. The Company believes that the increase in the value of the United States dollar relative to foreign currencies in 1997 did not have a material effect on the Company's operating results. *To the extent that the Company increases its international sales, its total revenue may be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world. International revenue as a percentage of total revenue decreased from 30% in 1995 to 23% in 1996 and then increased to 29% in 1997. *Due to the Company's increased emphasis on international sales, especially through Versant Europe, the Company expects international revenue to increase slightly as a percentage of total revenue; however, international revenue may not grow faster than domestic revenue, if at all. The Company's international operations are subject to corresponding risks; see "Other Factors That May Affect Future Operating Results--Risks Associated with International Operations."

COST OF REVENUE AND GROSS PROFIT


                           1995        % Change      1996         % Change      1997
                        ----------     --------   -----------     --------   ------------
Cost of license
revenue                 $1,062,000         8%     $ 1,144,000        26%     $ 1,445,000
As a percentage of
license revenue                 14%                         9%                         7%
Cost of services
revenue                  2,258,000        32%       2,987,000        68%       5,010,000
As a percentage of
services revenue                56%                        48%                        64%
Gross profit             8,557,000        67%      14,262,000        59%      22,735,000
As a percentage of
total revenue                   72%                        78%                        78%

     Cost of license revenue consists primarily of product royalty obligations incurred by the Company when it sub-licenses tools provided by third parties, royalty obligations incurred by the Company under a porting services agreement, product packaging, freight, user manuals, product media, production labor costs and reserves for estimated bad debts. Cost of license revenue during 1996 compared to 1995 remained level as costs related to overall growth in license revenue and additions to bad debt reserves were offset by reduced royalty obligations associated with the sub-license of third-party tools. The increase in cost of license revenue during 1997 compared to 1996 was principally attributable to additions to bad debt reserves and the recognition of certain deferred license costs associated with the acquisition of Versant Europe. As part of the acquisition of Versant Europe, the Company allocated $1.4 million of the purchase price to deferred license costs. In 1997, the Company recognized $372,000 of these deferred license costs as a cost of license revenue. *The Company expects to recognize the remaining $1 million in deferred license cost as a cost of license revenue during the next five quarters. *Although the Company's royalty payments to third parties in 1997 were minimal due to the integration of additional functionality into version
5.0 of the Versant ODBMS and the Peripheral Products, the Company expects that its royalty obligations may increase in 1998 to the extent the Company sub-licenses third-party technology in connection with licenses of its Peripheral Products. *For these reasons, the Company expects cost of license revenue to increase in absolute dollar terms, though the Company believes cost of license revenue will decrease as a percentage of license revenue in 1998 if expected revenue growth materializes. Revenue growth in 1998, and therefore license revenue margin improvement, are subject to the risks highlighted in the section, "Other Factors That May Affect Future Operating Results," below.

     Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers. The increase in cost of services revenue during 1996 compared to 1995 was attributable principally to a significant increase in training and consulting business, as well as costs associated with customer support activities to service a growing customer base, offset by a reduction in subcontractor cost. The significant increase during 1997 compared to 1996 was attributable principally to significant investments in the Company's services organization infrastructure to support the Company's sales efforts, including higher compensation and operating costs resulting from additions in domestic and international services management, and compensation pressures. Cost of services revenue as a percentage of services revenue increased in 1997 compared to 1996 due to staff additions in the consulting, training and support organizations without an immediate increase in consulting and training revenue. The delay between upgrading the Company's services organization infrastructure and the recognition of significant additional services revenue resulted principally from: (i) customer scheduling conflicts, particularly during the fourth quarter holiday season, that created delays in beginning or continuing consulting services; (ii) the inability to attain sufficient paid attendee levels to generate a profitable margin on training services; and (iii) the employee training time required prior to their assignment to billable consulting engagements and training courses. *During 1998, the Company will experience a full year of relatively fixed costs associated with its upgraded services infrastructure, compared to approximately one-half of a year of such costs in 1997. Therefore, the Company expects that cost of services revenue will increase in absolute dollar terms. In addition, the Company expects cost of services revenue to increase as a percentage of services revenue in 1998 due to the need for the Company to maintain a significant services organization due to the lack of third-party service support, the difficulty in forecasting billable service demand, the unevenness of demand for services (which has historically been reduced during holiday periods) and pricing pressure on fees for services encountered in connection with license sales. *The Company also expects to experience increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which the Company may not be able to offset with increases in the fees the Company charges for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding Associated Services.

MARKETING AND SALES EXPENSES


                                1995      % Change     1996       % Change      1997
                             ----------   --------   ----------   --------   -----------
Marketing and sales
  expenses                   $6,319,000        32%   $8,327,000       107%   $17,265,000
As a percentage of revenues          53%                     45%                      59%

     Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, lead generation, product descriptive literature, product management, sales offices, mailings and depreciation expense. The increase during 1996 compared to 1995 resulted from costs associated with higher compensation, including increased sales commissions related to increased total revenue, increased costs of the Company's annual sales training conference and the expansion of the direct sales force. The significant increase during 1997 compared to 1996 resulted from unusual regional concentrations of sales, which resulted in higher commission costs, and higher than expected fees associated with the recruiting of new company personnel, primarily in the sales and marketing area. In addition, in 1996 and 1997, the Company continued to expand its direct sales force to new sales territories, including Hong Kong, mainland China and Malaysia, and increased marketing spending to expand worldwide awareness of Versant's products and services, particularly in the Internet/Intranet/Extranet and financial services markets. *The Company expects marketing and sales expenses to increase in absolute dollar terms as the Company attempts to create the opportunities necessary to generate higher revenues, but to decrease as a percentage of revenue due to the Company's efforts to control commission costs and costs associated with marketing programs. The Company's operating results will be adversely affected if its increased marketing and sales expenditures do not result in increased revenue.

RESEARCH AND DEVELOPMENT EXPENSES


                                 1995      % Change     1996      % Change     1997
                              ----------   --------   ----------   --------   -----------
Research and development
  expenses                    $2,048,000        62%   $3,323,000        57%   $5,225,000
As a percentage of revenues           17%                     18%                     18%

     Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, the costs of an ISO 9001 quality program, depreciation or expensing of development equipment, supplies and travel. The increase during 1996 compared to 1995 resulted primarily from increases in compensation, recruiting expense associated with headcount growth allotted to new product development and costs of consultants used to supplement the efforts of Company software engineers in porting the Company's products to additional platforms, and increased depreciation, amortization and equipment expense, as well as the cost of initiating the Company's ISO 9000 training and certification program. The increase during 1997 compared to 1996 resulted from: (i) higher compensation and other personnel expenses resulting from an increase in the number of software engineers employed for new product development and quality assurance programs; (ii) the expense of completing the ISO 9001 quality certification program; (iii) increased depreciation or expensing of engineering computer workstations, components and related supplies; and (iv) the costs of funding ongoing engineering activities in India. The Company believes that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of its products. *The Company expects research and development expenses to increase in absolute dollar terms in 1998, but to remain relatively constant as a percentage of revenue. However, if the Company continues to upgrade its engineering infrastructure and hire additional personnel without corresponding increases in revenue, the Company's results of operations would be adversely affected. To date, all research and development expenditures have been expensed as incurred.

GENERAL AND ADMINISTRATIVE EXPENSES


                                 1995       % Change     1996      % Change     1997
                              ----------   --------   ----------   --------   ----------
General and administrative
  expenses                    $1,419,000        6%    $1,501,000       92%    $2,880,000
As a percentage of revenues          12%                       8%                     10%

     General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. The increase during 1996 compared to 1995 was attributable principally to higher compensation, liability insurance and other public company reporting costs, recruiting, publications, printing and maintenance costs offset by lower legal fees resulting from the 1995 settlement of litigation as well as lower depreciation and equipment costs. The significant increase during 1997 compared to 1996 resulted from the inclusion of general and administrative expenses related to its Versant Europe subsidiary, compensation costs associated with an increased number of information systems, human resources and accounting employees, relocation and ongoing facility costs resulting from the occupancy of a significantly larger facility and increased legal, accounting and investor relation costs associated with being a public company with significant international operations. *The Company anticipates that general and administrative expenses will increase in absolute dollar terms in 1998 due to the costs associated with supporting the Company's expected growth, the costs associated with defending the securities litigation against the Company and certain of its current and former directors and officers and certain severance costs incurred in connection with recent changes to the Company's management, but that general and administrative expenses will decrease as a percentage of revenue. However, if the Company continues to upgrade its administration infrastructure and hire additional personnel without corresponding increases in revenue, the Company's results of operations would be adversely affected.

AMORTIZATION OF GOODWILL

     The acquisition of Versant Europe in March 1997 resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During 1997, the Company amortized $370,000 of this amount. *The Company will amortize $485,000 of this amount in 1998. See Note 11 of the Notes to Consolidated Financial Statements.

INTEREST INCOME AND OTHER, NET


                                    1995      % Change      1996      % Change     1997
                                 ----------   --------   ----------   --------   ----------
Interest income and other, net     $70,000       513%     $429,000       64%      $705,000
As a percentage of revenues              1%                      2%                      2%

     Interest income represents income earned on the Company's cash, cash equivalents and short-term investments. The increase in interest income and other, net from fiscal 1995 to fiscal 1996 was due to increased interest income from higher cash balances resulting from the 1996 initial public offering and the positive cash flow from operating activities. The increase in interest and other income, net from fiscal 1996 to fiscal 1997 was due to increased interest income from higher cash balances, partially offset by higher interest expense.

PROVISION FOR INCOME TAXES


                                    1995      % Change      1996      % Change      1997
                                 ----------   --------   ----------   --------   ----------
Provision  for income taxes        $73,000       77%      $129,000      (69%)     $40,000
As a percentage of income
  (loss) before income taxes           (6%)                      8%                    (2%)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred net operating losses in 1995 and 1997, resulting in no federal or state tax liability based on income. However, the Company did incur foreign withholding taxes of $73,000 and $40,000 during 1995 and 1997, respectively, which are included within the income tax provision. The Company had net income of $1.4 million for 1996 and provided an income tax provision of $129,000 for federal and state income taxes of $115,000 not offset by net operating loss carryforwards and foreign withholding taxes of $14,000. *The Company expects that its effective income tax rate in 1998 will be 9% due to the utilization of operating loss carryforwards at the federal level.

     At December 31, 1997, the Company had federal and state net operating loss carryforwards of $21.0 million and $7.6 million, respectively, and tax credit carryforwards of $1.6 million, expiring on various dates through 2012. *Due to the Company's history of operating losses through 1995 and in 1997 and other factors, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $10.0 million has been recorded against the Company's net deferred tax assets of approximately $10.0 million. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE


                                      1995       % Change      1996     % Change     1997
                                   ----------    --------   ----------   --------   ----------
Basic net income (loss) per
  share                                ($0.41)       n/a     $    0.24      n/a        ($0.26)
Shares used in computing
  basic net income (loss) per
  share                             2,987,000        98%     5,916,000      51%     8,931,000
Diluted net income (loss) per
  share                                ($0.41)       n/a     $    0.18      n/a        ($0.26)
Shares used in computing
  diluted net income (loss) per
  share                             2,987,000       157%     7,690,000      16%     8,931,000

     The increase to basic and diluted net income per share in 1996 from basic and diluted net loss per share in 1995 was due to the increase in net income, which resulted principally from the Company's growth in revenues and operating expenses increasing at a slower rate than revenues, as discussed above. The increases in basic and diluted net income per share was slightly offset by a greater number of shares used to calculate basic and diluted net income (loss) per share principally as a result of the Company's 1996 initial public offering and, for shares used in computing diluted net income (loss) per share, the dilutive effect of stock options due to the Company having net income in 1996. The decrease to a basic and diluted net loss per share in 1997 compared to 1996 was due to the decrease in net income, which resulted principally from operating expenses increasing at a higher rate than revenues, as discussed above.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that items be recorded in comprehensive income, which includes unrealized gains/losses on marketable securities classified as available-for-sale and cumulative translation adjustments, be displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted in the Company's financial statements for the year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES


                                       1995      % Change       1996       % Change      1997
                                   ------------  --------    -----------   --------  -------------
Net cash provided by (used in)
operating activities               ($2,107,000)       n/a    $ 2,889,000       n/a     ($5,655,000)
Year end cash, cash equivalents
and short-term investments         $ 1,281,000     1,460%    $19,983,000     (51%)    $  9,831,000
Year end working capital           $ 1,548,000     1,123%    $18,927,000     (32%)    $ 12,949,000

     In 1997, net cash of $5.7 million was used in operating activities primarily due to the cash component of the Company's net loss for 1997, a significant increase in accounts receivable compared to 1996 and an increase in prepaid expenses and other current assets, which were partially offset by increases in deferred revenue and accrued liabilities and taxes. The increase in accounts receivable was due to an increase in days-sales-outstanding, higher revenues in the fourth quarter of 1997 compared to the fourth quarter of 1996 and longer payment terms in Europe. Through February 28, 1998, the Company had collected $4.3 million of its December 31, 1997 accounts receivable balance, leaving an accounts receivable balance of $5.3 million related to the December 31, 1997 balance.

     The Company purchased $7.3 million of property and equipment during 1997, primarily for the acquisition of network and computer equipment, associated services, leasehold improvements, furnishings and fixtures for the Company's new headquarters and payment of the cash portion of the lease security deposit on the new headquarters. In addition, in March 1997, the Company acquired Versant Europe and paid the shareholders of Versant Europe $2.0 million in cash in addition to issuing them 167,545 shares of Common Stock. These uses of cash for investing activities were almost entirely offset by net sales and maturities of short-term investments. Financing activities provided $3.9 million in 1997, primarily due to proceeds from long-term bank borrowings and proceeds from sale of common stock to employees and borrowings under a short-term note and bank loan, slightly offset by principal payments made under capital lease obligations.

     *The Company has and will continue to make certain investments in software applications and systems to ensure that the Company's products are Year 2000 compliant. In particular, the Company's purchase of $7.3 million of property and equipment during 1997 included substantial investments in management and information systems designed to be Year 2000 compliant. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers or of providers of third-party technology that may be integrated with the Company's products. In the event that any of the Company's significant suppliers or customers, or such third-party technology providers, does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. See "Other Factors That May Affect Future Operating Results--Year 2000 Risks."

     At December 31, 1997, the Company had $9.8 million in cash, cash equivalents and short-term investments and approximately $12.2 million in working capital. The Company also maintains a revolving credit line with a bank that expires in June 1998. The maximum amount that can be borrowed under the revolving credit line is $5.0 million, and the Company has not drawn down this credit line. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and subject to the Company meeting certain tangible net worth and other financial ratio tests. The Company currently meets these tests. These borrowings bear interest at the bank's prime lending rate. The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval.

     The Company also has a $2.5 million variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is in compliance with these covenants at December 31, 1997.

     *The Company believes that its current cash, cash equivalents and short-term investment balances, its lines of credit, and the net cash provided by operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. At December 31, 1997, the Company's commitments for capital expenditures were not material. *If cash provided by operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all. The sale of additional equity or convertible debt securities could result in dilution to the Company's shareholders. *A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, the Company evaluates potential acquisitions of such businesses, products and technologies.

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

     UNPREDICTABILITY OF REVENUE. The Company's revenue has fluctuated dramatically on a quarterly and annual basis, and the Company expects this trend
to continue.   These dramatic fluctuations result from a number of factors, including: (i) the lengthy and highly consultative sales cycle associated with the Company's products; (ii) uncertainty regarding the timing and scope of customer deployment schedules of applications based on the Versant ODBMS; (iii) fluctuations in domestic and foreign demand for the Company's products and services, particularly in the telecommunications, Internet/Intranet/Extranet and financial services markets; (iv) the impact of new product introductions by the Company and its competitors; (v) the Company's inability or unwillingness to meet lower prices set by the Company's competitors; (vi) the effect of publications of opinions about the Company and its competitors and their respective products; and (vii) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors. A number of other factors make it impossible to predict the Company's operating results for any period prior to the end of that period. The Company's software is typically shipped to a customer shortly after the Company's receipt of the customer's order, and consequently, the Company usually has little if any order backlog. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Historically, a majority of the Company's total revenue in any quarter has been recorded, and a majority of the orders for the Company's products have been booked, in the third month of that quarter, with a concentration of such revenue and orders in the last few days of that quarter. The Company expects this trend to continue. Many of these factors are beyond the Company's control. In addition, the Company's increasing practice of licensing products on a project basis may reduce the potential for recurring deployment revenue for certain customer applications.

     UNCERTAIN ABILITY TO MANAGE COSTS GIVEN UNPREDICTABILITY OF REVENUE. The Company expended significant resources in 1997 to build its infrastructure and hire personnel, particularly in the services and sales and marketing sectors, in expectation of higher revenue growth than actually occurred. Although the Company is seeking to control costs, the Company continues to plan for revenue growth in 1998 and is maintaining its investments in infrastructure and personnel accordingly. If planned revenue growth does not materialize, the Company's business, financial condition and results of operations will be materially adversely affected.

     RELIANCE ON TELECOMMUNICATIONS, INTERNET/INTRANET/EXTRANET AND FINANCIAL SERVICES MARKETS. Historically, the Company has been highly dependent upon the telecommunications industry and is becoming increasingly dependent upon the Internet/Intranet/Extranet and financial services markets. The Company's success in the telecommunications, Internet/Intranet/Extranet and financial service markets is dependent, in part, on the Company's ability to compete with alternative technology providers and the extent to which the Company's customers and potential customers believe the Company has the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, the Company may not be successful in generating additional opportunities in these markets. The need for and type of applications and commercial products for the telecommunications, Internet/Intranet/Extranet and financial services markets is continuing to develop, is rapidly changing, and is characterized by an increasing number of new entrants whose products may compete with those of the Company. As a result, it is difficult to predict the future growth of these markets, and demand for object-oriented databases in these markets may not develop or be sustainable. The Company also may not be successful in attaining a significant share of such market. In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial customization of the Company's products. Although the Company seeks to generate consulting revenue in connection with these customization efforts, the Company has offered, and will likely continue to offer, free or reduced price consulting in certain circumstances. This practice has impacted, and will continue to impact, the Company's service margins and will require that the Company maintain a highly skilled service infrastructure with specific expertise in these markets.

     CUSTOMER CONCENTRATION. A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused, and is likely to cause in the future, material fluctuations in the Company's operating results, particularly on a quarterly basis. For example, in 1997, one customer accounted for 20% of the Company's total revenue, and the Company's three largest customers accounted for 36% of the Company's total revenue. In addition, the Company's major customers tend to change from year to year The loss of any one or more of the Company's major customers or the Company's inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on the Company's business and operating results.

     LENGTHY SALES CYCLE. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Due in part to the strategic nature of the Company's products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. The decision to license the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the uses and benefits of the Company's products, and the Company must frequently commit pre-sales support resources, such as assistance in performing bench marking and application prototype development. Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period. Moreover, to the extent that significant sales occur earlier than expected, operating results for the subsequent quarters may be adversely affected.

     TECHNOLOGY DEVELOPMENT RISKS. Versant believes that significant research and development expenditures will be necessary to remain competitive. While the Company believes its research and development expenditures will improve the Versant ODBMS and result in successful Peripheral Product introductions, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties impacting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems. In particular, the Company notes that it has not yet achieved commercial acceptance for its VMA, VIA and VersantWeb products, which the Company believes is due to the fact that these products are new and to the highly competitive nature of the markets for Internet/Intranet/Extranet development tools, and there is a risk that these products may not achieve commercial acceptance.

     Versant also faces certain challenges in integrating third-party technology with its products, including the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of the relationship between the Company and the third-party technology provider, which may result in delays of the commercial release of new products. In particular, the Company is currently negotiating the terms of relationships with providers of certain third-party technology that may be integrated with VersantACE; however, the Company may not be successful in establishing these relationships on commercially acceptable terms in the time frame scheduled for introduction of VersantACE.

     COMPETITION. The market for the Company's products is intensely competitive. The Company believes that the primary competitive factors in its market include database performance (including the speed at which operations can be executed and the ability to support large amounts of different information), vendor reputation, the ability to handle abstract data types and more complex data relationships, ease of use, database scalability, the reliability, availability and serviceability of the database, compatibility with customers' existing technology platforms and the ease and speed with which applications can be developed, price and service and support.

     The Company's current and prospective competitors include companies that offer a variety of database solutions using various technologies including object database, object-relational database and relational database technologies. Competitors offering object and object-relational database management systems include Oracle Corporation, Computer Associates International, Inc., Object Design, Inc., Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc., Gemstone Systems, Inc., Poet Software Corporation, O2 Corp., ONTOS, Inc., and Fujitsu America, Inc. In addition, the Company's products compete with traditional relational database management systems, many of which have been or are expected to be modified to incorporate object-oriented interfaces and other functionality, and to leverage Java. The principal competitors in the relational database market are Oracle, Sybase, Informix, IBM and Microsoft. The Company expects to face additional competition from other established and emerging companies as the object database market continues to develop and expand. In 1997, Oracle released its Oracle8 product, which, with its objects option, provides object-relational database capabilities, and Computer Associates released its Jasmine ODBMS, which is a pure object-oriented database. Although the Company believes that the decision of relational database vendors to pursue object-relational or object-oriented approaches validates the Company's belief that object-oriented database solutions will be increasingly demanded by today's business organizations, the Company is facing heightened competition, which could result in fewer customer orders, price reductions, reduced transaction size, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition and on the market price of the Company's Common Stock. The Company believes that the Versant ODBMS is currently more expensive than typical RDBMSs as well as Oracle's Oracle8 and Computer Associate's Jasmine. Due to the introduction by Oracle and Computer Associates of competing products with lower prices than the Versant ODBMS, the Company may not be able to maintain prices for its products at levels that will enable the Company to market its products profitably. Any decrease in per unit prices, as a result of competition or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company is also indirectly facing competition from developers of middleware products that allow users to connect object-oriented applications to existing legacy data and RDBMSs. To the extent that these products gain market acceptance, they may reduce the market for the Versant ODBMS for less complex object-oriented applications.

     Many of the Company's competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company. As a result, the Company's competitors may be able to devote greater resources to the development, promotion and sale of their products, may have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on its business, operating results and financial condition.

     DEPENDENCE ON AND INTENSE COMPETITION FOR PERSONNEL. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, especially in Silicon Valley where the Company's headquarters are located, and there can be no assurance that the Company will be able to attract, train and motivate such personnel.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company's international operations are subject to a number of risks. Such risks include, but are not limited to: (i) longer receivable collection periods; (ii) changes in regulatory requirements; (iii) dependence on independent resellers; (iv) multiple and conflicting regulations and technology standards; (v) import and export restrictions and tariffs; (vi) difficulties and costs of staffing and managing foreign operations; (vii) potentially adverse tax consequences; (viii) foreign exchange fluctuations; (ix) the burdens of complying with a variety of foreign laws; and (x) the impact of business cycles and economic instability outside the United States.

     STOCK PRICE VOLATILITY. The Company's revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Versant has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which has had an immediate and significant adverse effect on the trading price of the Company's Common Stock. This may occur again in the future. Additionally, as a significant portion of the Company's revenues often occur late in the quarter, the Company may not learn of revenue shortfalls until late in the quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock.

     SECURITIES LITIGATION. The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. The complaints each allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaints seek an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. However, securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

     INTELLECTUAL PROPERTY RISKS. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products, obtain or use information that the Company regards as proprietary or use or make copies of the Company's products in violation of license agreements. Policing unauthorized use of the Company's products is difficult. In addition, the laws of many jurisdictions do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. In particular, "shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and copyright and trade secret protection for software may be unavailable in certain foreign countries. The Company's means of protecting its proprietary rights may not be adequate, and the Company's competitors may independently develop similar technology.

     To date, the Company has not been notified that its products infringe the proprietary rights of third parties, but third parties could claim that the Company's current or future products infringe such rights. The Company expects that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company's future success will depend in part on the Company's ability to integrate its products with those of vendors providing complementary products. The Versant ODBMS must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end-user solution. The Company may not receive the support of these third-party vendors, some of which may compete with the Company, to integrate the Company's products with the vendors' products.

     YEAR 2000 RISKS. The Company has and will continue to make certain investments in software applications and systems to ensure that the Company's products are Year 2000 compliant. In particular, the Company's purchase of $7.3 million of property and equipment during 1997 included substantial investments in management and information systems designed to be Year 2000 compliant. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers or of providers of third-party technology that may be integrated with the Company's products. In the event that any of the Company's significant suppliers or customers, or such third-party technology providers, does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data required by Item 7 are set forth below on pages F-1 to F-19 of this report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT.

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholder (the "Proxy Statement") under the heading "Election of Directors." The information concerning the Company's executive officers required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Officers."

     The section entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934" appearing in the Proxy Statement sets forth the information concerning compliance by officers, directors and 10% shareholders of the Company with Section 16 of the Exchange Act and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fremont, State of California, on this 26th day of March, 1998.
                                       VERSANT OBJECT TECHNOLOGY CORPORATION

                                       By: /s/ Gary Rhea
                                           ----------------------
                                       Gary Rhea
                                       Vice President-Finance and
                                       Administration

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                             TITLE                   DATE
----                             -----                   ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon                   President, Chief        March  26, 1998
--------------                   Executive Officer
Nick Ordon                       and Director

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Gary Rhea                    Vice President-Finance  March  26, 1998
-------------                    and Administration
Gary Rhea

ADDITIONAL DIRECTORS:

                                 Director                March  __, 1998
---------------
Mark Leslie

/s/ Stephen J. Gaal              Director                March  26, 1998
-------------------
Stephen J. Gaal

/s/ Lawrence K. Orr              Director                March  26, 1998
-------------------
Lawrence K. Orr

/s/ James Simpson                Director                March  30, 1998
-----------------
James Simpson

/s/ David Banks                  Director                March  30, 1998
---------------
David Banks

             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                              PAGE
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Shareholders' Equity (Deficit)...  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7 to
                                                              F-18
Schedule II - Valuation and Qualifying Accounts and Reserves  F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Versant Object Technology
Corporation:

We have audited the accompanying consolidated balance sheets of Versant Object Technology Corporation (a California corporation) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Object Technology Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing on page F-19 is presented for purposes of complying with the Securities and Exchange Commission rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

San Jose, California
March 19, 1998

             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   December 31,
                                                                              ----------------------------
                                                                                 1997              1996
                                                                              ----------        ----------
ASSETS
Current assets:
Cash and cash equivalents                                                      $  3,717          $  5,267
Short-term investments                                                            6,114            14,716
Accounts receivable, net of allowance for doubtful
accounts of $666 and $603 in 1997 and 1996, respectively                          9,569             4,747
Deferred license cost, net of accumulated amortization
of $372 in 1997                                                                   1,028                --
Other current assets                                                              1,272               198
                                                                               --------          --------
Total current assets                                                             21,700            24,928
Property and equipment, net                                                       7,067               675
Other assets                                                                        466                85
Excess of cost of investment over fair value of
net assets acquired, net of accumulated amortization
of $370 in 1997                                                                   2,973                --
                                                                               --------         ---------
                                                                               $ 32,206          $ 25,688
                                                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capitalized lease obligations                               $    404          $    226
Current maturities of long-term liabilities                                         721                --
Short term debt                                                                     629                --
Note payable                                                                        106                --
Accounts payable                                                                  1,072               475
Accrued liabilities                                                               3,278             2,489
Deferred revenue                                                                  3,262             2,811
                                                                               ---------         --------
Total current liabilities                                                         9,472             6,001
Long-term liabilities, net of current portion:
Capitalized lease obligations                                                       546               413
Long term debt                                                                    1,801                 -
Deferred revenue                                                                  1,087                 -
Shareholders' equity:
Common stock:
Authorized - 30,000 shares
Issued and outstanding--8,994  in 1997 and 8,719 in 1996                         42,980            40,889
Accumulated foreign currency translation adjustments                                275                 -
Accumulated deficit                                                             (23,955)          (21,615)
                                                                               --------          --------
                                    Total shareholders' equity                   19,300            19,274
                                                                               --------          --------
                                                                               $ 32,206          $ 25,688
                                                                               ========          ========

The accompanying notes are an integral part of these statements.

             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                        YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                                1997              1996              1995
                                                          ----------------  ----------------  ----------------
Revenue:
  License                                                         $21,363           $12,202           $ 7,810
  Services                                                          7,827             6,191             4,067
                                                          ---------------   ---------------   ---------------
    Total revenue                                                  29,190            18,393            11,877
                                                          ---------------   ---------------   ---------------
Cost of revenue:
  License                                                           1,445             1,144             1,062
  Services                                                          5,010             2,987             2,258
                                                          ---------------   ---------------   ---------------
    Total cost of revenue                                           6,455             4,131             3,320
                                                          ---------------   ---------------   ---------------
  Gross profit                                                     22,735            14,262             8,557
                                                          ---------------   ---------------   ---------------
Operating expenses:
  Marketing and sales                                              17,265             8,327             6,319
  Research and development                                          5,225             3,323             2,048
  General and administrative                                        2,880             1,501             1,419
  Amortization of goodwill                                            370                 -                 -
                                                          ---------------   ---------------   ---------------
    Total operating expenses                                       25,740            13,151             9,786
Income (loss) from operations                                      (3,005)            1,111            (1,229)
                                                          ---------------   ---------------   ---------------
Other income and expense:
  Currency translation gain                                           133                 -                 -
  Interest expense                                                   (162)              (58)               (5)
  Interest income and other, net                                      734               487                75
                                                          ---------------   ---------------   ---------------
    Total other income and expense                                    705               429                70
Income (loss) before taxes                                         (2,300)            1,540            (1,159)
  Provision for income taxes                                           40               129                73
                                                          ---------------   ---------------   ---------------
Net income (loss)                                                 $(2,340)          $ 1,411           $(1,232)
                                                          ===============   ===============   ===============
Net income (loss) per share:
  Basic                                                            ($0.26)          $  0.24            ($0.41)
                                                          ===============   ===============   ===============
  Diluted                                                          ($0.26)          $  0.18            ($0.41)
                                                          ===============   ===============   ===============
Weighted shares used in per share
  calculations
    Basic                                                           8,931             5,916             2,987
                                                          ===============   ===============   ===============
    Diluted                                                         8,931             7,690             2,987
                                                          ===============   ===============   ===============

         The accompanying notes are an integral part of these statements.

              VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)



                                                                              ACCUMULATED
                                                        COMMON STOCK        FOREIGN CURRENCY      TOTAL
                                                    --------------------      TRANSLATION      ACCUMULATED     SHAREHOLDERS'
                                                     SHARES     AMOUNT         ADJUSTMENT        DEFICIT      EQUITY (DEFICIT)
                                                    ---------  ---------    ----------------   ----------     ----------------
Balance at December 31, 1994                        2,761,261    $20,171         $     --        $(21,794)          $(1,623)
Exercise of stock options                              77,679         17               --              --                17
Issuance of common stock to employees                 300,000        300               --              --               300
Net loss                                                   --         --               --          (1,232)           (1,232)
                                                    ---------  ---------         --------      ----------     -------------
Balance at December 31, 1995                        3,138,940     20,488               --         (23,026)           (2,538)
Conversion of mandatorily redeemable convertible
  preferred stock to common stock                   2,367,424      4,429               --              --             4,429
Issuance of common stock in initial public
  offering                                          2,136,842     14,879               --              --            14,879
Exercise of stock options and warrants                976,001        343               --              --               343
Issuance of  common stock to shareholders of          100,000        750               --              --               750
  Versant Europe
Net income                                                 --         --               --           1,411             1,411
                                                    ---------  ---------         --------      ----------     -------------
Balance at December 31, 1996                        8,719,207     40,889               --         (21,615)           19,274
                                                    ---------  ---------         --------      ----------     -------------
ESPP and exercise of stock options and warrants       106,866        946               --              --               946
Issuance of  common stock to shareholders of          167,545      1,145               --              --             1,145
  Versant Europe
Foreign currency translation adjustments                                              275              --               275
Net loss                                                   --         --               --          (2,340)           (2,340)
                                                    ---------  ---------         --------      ----------     -------------
Balance at December 31, 1997                        8,993,618    $42,980         $    275        $(23,955)          $19,300
                                                    =========  =========         ========      ==========     =============

The accompanying notes are an integral part of these statements.

             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Year Ended December 31,
                                                                         ---------------------------------------------------------
                                                                               1997                1996                1995
                                                                         ----------------  --------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (2,340)              $ 1,411            $(1,232)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization                                                      1,262                   387                286
Provision for doubtful accounts receivable                                           208                   621                 63
Changes in current assets and liabilities, net of acquisition:
  Accounts receivable                                                             (5,030)               (1,382)            (1,524)
  Prepaid expenses and other current assets                                       (2,476)                  437               (437)
  Deposits and other assets                                                         (381)                  (29)                65
  Accounts payable                                                                   597                   403                303
  Accrued liabilities and taxes                                                      966                    94                  -
  Deferred revenue                                                                 1,539                   947                369
                                                                         ---------------   -------------------   ----------------
Net cash provided by (used in) operating activities                               (5,655)                2,889             (2,107)
                                                                         ---------------   -------------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (6,679)                  (72)              (250)
Purchases of short-term investments                                              (20,632)              (18,716)                 -
Proceeds from sale and maturities of short-term investments                       29,462                 4,000              1,692
Purchase of Versant Europe, net of cash acquired                                  (1,987)                    -                  -
                                                                         ---------------   -------------------   ----------------
Net cash provided by (used in) investing activities                                  164               (14,788)             1,442
                                                                         ---------------   -------------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                   946                15,972                317
Borrowings under short term note and bank loan                                       735                     -                  -
Principal payments under capital lease obligations                                  (262)                  (87)               (18)
Proceeds from long-term bank borrowings                                            2,522                     -
                                                                         ---------------   -------------------   ----------------
Net cash provided by financing activities                                          3,941                15,885                299
                                                                         ---------------   -------------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,550)                3,986               (366)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,267                 1,281              1,647
                                                                         ---------------   -------------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  3,717               $ 5,267            $ 1,281
                                                                         ===============   ===================   ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest                                                                        $    180               $    52            $     5
Foreign withholding taxes                                                              -                    14                 73
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Capital lease obligations incurred for acquisition of equipment                 $    574               $   625            $   104
Conversion of preferred stock to common stock                                          -               $ 4,429                  -
Issuance of common stock to shareholder of Versant Europe                       $  1,145                     -                  -
The accompanying notes are an integral part of these statements

             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1. ORGANIZATION AND OPERATIONS

Versant Object Technology Corporation was incorporated in California in August 1988. References to the "Company" in these Notes to Consolidated Financial Statements refer to Versant Object Technology Corporation and its subsidiaries. The Company operates in a single industry segment and is involved in the design, development, marketing and support of high performance object database management software systems.

The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, a limited customer base, dependence on key employees and product concentration.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of United States Government obligations. Investments have been accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1997, the Company transferred all investments in marketable securities classified as held-to-maturity to available-for-sale under SFAS No.
115. The Company elected this classification to provide for greater liquidity in its investment balances. There were no unrealized gains or losses on these securities at the date of transfer; these securities had an amortized cost at December 31, 1997 of $6.1 million. The Company's investments in debt securities mature at various dates through March 1998. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for the instruments. As of December 31, 1997 and 1996, the Company's investments consisted of the following (in thousands):


                                                                       MATURITY OF
                             FAIR MARKET   AMORTIZED    UNREALIZED      SECURITIES
                      YEAR      VALUE      COST BASIS   GAIN (LOSS)   WITHIN ONE YEAR
                      ----    -----------  ----------   -----------   ---------------
United States
Government and
Agency Investments    1997       $ 6,114     $ 6,114      --               $ 6,114
United States
Government and
Agency Investments    1996       $14,716     $14,716      --               $14,716

Foreign Currency Translation

The functional currency of each of the Company's subsidiaries is its local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity in the accompanying consolidated financial statements.

Revenue Recognition

Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

Revenue from perpetual software license agreements is recognized as revenue upon shipment of the software if there is no significant modification of the software, payments are due within the Company's normal payment terms and collection of the resulting receivable is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

Cost of license revenue consists principally of product royalty obligations, product packaging, freight, users manuals, product media, production labor costs and reserves for estimated bad debts.

Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers.

The Company acted as sublicensor under an agreement, that expired on December 31, 1996 and was not renewed, on behalf of a certain developer of software tools products that are used in the development of applications on the Company's object-oriented database product. The Company also subcontracts a portion of its consulting work to this developer. The Company incurred product royalty obligations totaling approximately $33,000 and $627,000 under the terms of the sublicense agreement in 1996 and 1995, respectively.

Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):


                                                    DECEMBER 31,
                                                 ------------------
                                                   1997      1996
                                                 --------  --------
Computer equipment                               $ 7,678   $ 2,864
Furniture and fixtures                             1,222       451
Software                                             626       521
Other                                              1,652       163
                                                 -------   -------
                                                  11,178     3,999
Less--Accumulated depreciation and amortization   (4,111)   (3,324)
                                                 -------   -------
                                                 $ 7,067   $   675
                                                 =======   =======

Depreciation and Amortization

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets of three to ten years. Leased assets are amortized over the shorter of the estimated useful life or the lease term.

Amortization of Excess Cost of Assets Acquired

Amortization of excess of cost of investment over fair value of assets acquired related to the Company's acquisition of Versant Europe is recognized on a straight-line basis over seven years.

Software Development Costs

Under the criteria set forth in Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility. The Company has defined the establishment of technological feasibility as the completion of a working model. Amounts capitalizable to date under the provisions of SFAS No. 86 have not been material.

Deferred Revenue

Deferred revenue represents amounts received from customers under certain license, maintenance and nonrecurring engineering agreements for which the revenue earnings process has not been completed. Amounts that will not be recognized within the next twelve months have been classified as long-term in the accompanying consolidated balance sheets.

Deferred revenue consisted of the following components (in thousands):


                             DECEMBER 31,
                            --------------
                             1997    1996
                            ------  ------
Maintenance                 $3,560  $1,878
Development work               398     706
Training and consulting        391     227
                            ------  ------
                            $4,349  $2,811

Accrued Liabilities

Accrued liabilities consisted of the following components (in thousands):


                             DECEMBER 31,
                          -----------------
                           1997       1996
                          ------    -------
Payroll and related       $1,985    $1,709
VAT tax payable              509         -
Other                        784       780
                          ------    ------
                          $3,278    $2,489
                          ======    ======

Major Customers

The Company had sales to major customers as follows (in thousands):


                  YEAR ENDED DECEMBER 31,
                ----------------------------
                  1997      1996      1995
                --------  --------  --------
Customer A          *       $5,117    $1,248
Customer B        $5,776    $2,067    $1,575
Customer C          *       $1,868      *
Customer D          *         *       $2,321
Customer E        $3,105      *         *

* less than 10%

International Sales

International sales, consisting of sales to customers in foreign countries, were $8.6 million, $4.2 million and $3.5 million of total revenue in 1997, 1996 and 1995, respectively.

International sales by country or region were as follows (in thousands):


                    YEAR ENDED DECEMBER 31,
                 ----------------------------
                     1997      1996      1995
                 --------  --------  --------
Europe             $6,337    $1,871         *
Canada              1,163       702     2,583
Australia             603     1,237       232
Japan                 361       101       166
Other                 106       303       544
                 --------  --------  --------
                   $8,570    $4,214    $3,525

* not material

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable and short-term investments. Credit is extended based on an evaluation of the customer's financial condition, and generally, collateral is not required. As of December 31, 1997, approximately 41% of accounts receivable were concentrated with three customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The Company provides reserves for estimated credit losses in accordance with management's ongoing evaluation.


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

Net Income (Loss) Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), effective December 15, 1997. This standard revises certain methodology for computing net income (loss) per share and requires the reporting of two net income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares outstanding.  Diluted net income
(loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method. Dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations are as follows (in thousands, except per share amounts):


                                                               Income        Shares        Per Share
                                                             (Numerator)  (Denominator)     Amount
                                                            -----------   -------------    ----------
FOR THE YEAR 1995:
Basic and diluted net loss per share:
  Losses available to holders of common stock                    (1,232)      2,987          $(0.41)
                                                                 ======       =====          ======
FOR THE YEAR 1996:
Basic net income per share:
  Income available to holders of common stock                     1,411       5,916          $ 0.24
                                                                 ======                      ======
  Shares issuable upon exercise of stock options using
  treasury stock method                                                         490
  Shares outstanding based on assumed conversion of
preferred stock                                                               1,284
                                                                              -----
Diluted net income per share:
  Income available to holders of common stock plus
  assumed conversions                                             1,411       7,690          $ 0.18
                                                                 ======       =====          ======
FOR THE YEAR 1997:
Basic and diluted net loss per share:
  Losses available to holders of common stock                    (2,340)      8,931          $(0.26)
                                                                 ======       =====          ======

Basic net income per (loss) share was computed using the weighted average number of shares outstanding. Diluted net income per share for the year ended December 31, 1996 was computed using the weighted average number of shares outstanding plus the weighted average number of potential common shares for outstanding stock options using the treasury stock method plus the weighted average shares outstanding issued upon conversion of common stock equivalents. Potential common shares have been excluded in loss years as their effect would be antidilutive. The number of weighted average common stock equivalents outstanding not included in diluted loss per shares for the year ended December 31, 1997, because they were antidilutive, and may be dilutive in future periods, was 518,276. The change in the way the Company previously reported net income
(loss) per share for financial reporting purposes is due in part to the adoption of SFAS No. 128 and subsequently, Staff Accounting Bulletin No. 98 on "Computations of Earnings per Share," which became effective in February 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to the 1997 presentation.


3. RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which will be adopted by the Company in fiscal 1998. SOP 97-2 clarifies and amends certain provisions of Statement of Position 91-1, "Software Revenue Recognition."

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is required to be adopted by the Company in fiscal 1998. At that time, the Company will be required to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. As defined in SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 in fiscal 1998.


4. LEASE OBLIGATIONS

In November 1996, the Company entered into an agreement to lease its new corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement is recognized on a straight-line basis. The Company has outstanding $106,000 in the form of a note payable issued as a security deposit to the lessor of its corporate headquarters facility. The note bears interest at zero percent and matures on June 1, 1998. The Company also leases field office space generally under one-year operating lease agreements. Consolidated rent expense for 1997, 1996 and 1995 was approximately $1,358,000, $427,000 and $357,000, respectively. The future annual minimum lease payments at December 31, 1997 under noncancellable operating leases were as follows (in thousands):


      Year
      ----
      1998       $ 1,438
      1999         1,354
      2000         1,088
      2001         1,098
      2002         1,131
Thereafter         5,381
                 -------
                 $11,490
                 =======

The Company has entered into capital lease agreements for equipment with an original cost of $1,199,000 and $625,000 at December 31, 1997 and 1996, respectively. Accumulated amortization of leased equipment was $249,000 and zero at December 31, 1997 and 1996, respectively. The future minimum lease payments required under these capital leases at December 31, 1997 were as follows (in thousands):


Year
----
1998                                                                       $ 465
1999                                                                         362
2000                                                                         156
2001                                                                          72
2002                                                                          42
                                                                           -----
Minimum lease payments                                                     1,097
Less--amount representing interest (7 1/2%-14.7%)                            147
  Present value of net minimum lease payments                                950
Current maturities                                                           404
                                                                           -----
  Long term maturities                                                       546
                                                                           =====

5. LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expires June 1, 1998. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of December 31, 1997, no borrowings were outstanding; however, a standby letter of credit issued on behalf of Versant Europe in the amount of $1.0 million had reduced the amount available to $4.0 million. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets (which lien shall be released at such time and for so long as the Company meets certain net profit and tangible net worth tests.) These borrowings bear interest at the bank's base lending rate (8.5 percent at December 31, 1997). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is in compliance with these covenants at December 31, 1997.

The Company entered into an interest only, variable rate note with a bank that matures March 1, 1998. The note, at maturity, converts to a variable rate, term loan with principal and interest payable over 36 months. The maximum amount that can be borrowed under the note is $3.0 million. Borrowings under the note are secured by a lien on all assets acquired using the proceeds of the note. As of December 31, 1997, $2.5 million was outstanding on the note, which had been used for the acquisition of equipment and leasehold improvements. These borrowings bear interest at the bank's base lending rate, 8.5% at December 31, 1997, plus 0.5%. The note contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is in compliance with these covenants at December 31, 1997.


6. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Prior to 1994, the Company had issued Mandatorily Redeemable Preferred Stock to private investors in a series of transactions. In conjunction with the Company's initial public offering of Common Stock in July 1996, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into Common Stock. The effects of this conversion have been reflected in the accompanying consolidated financial statements at and for the year ended December 31, 1996.

The Company's subsidiary, Versant Europe, has a credit facility which bears interest at 8.25% as of December 31, 1997. The total amount available under this credit facility is $1.2 million and is secured by a letter of credit issued by the Company. The outstanding balance at December 31, 1997 is $629,000 and is payable on demand.

7. COMMON STOCK

During 1995, the Company sold shares of Common Stock to employees at $1.00 per share, which represented fair market value on April 22, 1995. These share issuances were made as pursuant to the 1989 Stock Option Plan and such amounts are included in the option grant and option exercise table in Note 8.

In July and August of 1996, the Company completed its initial public offering of 2,380,500 shares of Common Stock (including an over-allotment option of 310,500 shares) at $8.00 per share, resulting in net proceeds to the Company of $14.9 million after offering costs. In May 1996, the Company sold 100,000 shares of Common Stock to the owners of Versant Europe, which at the time was an independent distributor of the Company's products, at a price of $7.50 per share for total proceeds to the Company of $750,000.


8. STOCK OPTION AND STOCK PURCHASE PLANS

1996 Equity Incentive Plan

In May 1996, the Board adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan") and the Company's shareholders approved the 1996 Equity Plan in June 1996. The 1996 Equity Plan serves as the successor equity incentive program to the Company's 1989 Stock Option Plan. The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Options granted under the 1989 Stock Option Plan before its termination remain outstanding in accordance with their terms, but no further options have been granted under the

1989 Stock Option Plan since the Company's initial public offering. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Stock Option Plan will be available for grant and issuance in connection with future awards under the 1996 Equity Plan. In 1997, the Company and its shareholders approved an amendment to the 1996 Equity Plan, increasing the number of shares available for issuance thereunder by 800,000 shares. As of December 31, 1997, the Company has authorized 1,650,000 shares of Common Stock, plus any shares previously issuable under the 1989 Option Plan and now issuable under the 1996 Equity Plan, for issuance under the 1996 Equity Plan. As of December 31, 1997, options to purchase 1,008,681 shares were outstanding under the 1996 Equity Plan, options to purchase 7,125 shares had been exercised under the 1996 Equity Plan, and 1,279,575 shares were available for grant under the 1996 Equity Plan, including shares previously available for grant under the 1989 Stock Option Plan. At December 31, 1997, options to purchase 72,468 shares were exercisable under the 1996 Equity Plan.

During 1997, the Company canceled options to purchase an aggregate of 238,686 shares with exercise prices ranging from $18.125 to $18.75 per share that had been previously granted and replaced them with options to purchase an aggregate of 238,686 shares at an exercise price of $7.875 per share, the fair value of the Company's Common Stock on May 23, 1997. This transaction was treated as a cancellation of the old options and the grant of the new options in accordance with the provisions of the 1996 Equity Plan.

1996 Directors Stock Option Plan

In May 1996, the Board adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and the Company's shareholders approved the Directors Plan in June 1996. The Directors Plan provides for the grant of nonqualified stock options to nonemployee directors of the Company, including automatic grants of options to purchase 10,000 shares of Common Stock to nonemployee directors that were granted concurrently with the initial public offering, an option to new nonemployee directors to purchase 10,000 shares of Common Stock on the date on which the new director joins the Board and an additional option to purchase 5,000 shares of Common Stock to each eligible director on each anniversary date of such director's initial option grant under the Directors Plan if such director has served continuously as a member of the Board since the date such director was first granted an option under the Directors Plan. The exercise price of all options granted under the Directors Plan will be the fair market value of the Common Stock on the date of grant. All options issued under the Directors Plan will vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company. As of December 31, 1997, the Company has authorized 125,000 shares of Common Stock for issuance under the Directors Plan. At December 31, 1997, options for an aggregate of 60,000 shares were outstanding, and options to purchase 20,000 shares were exercisable.

1989 Stock Option Plan

The 1989 Stock Option Plan was succeeded by the 1996 Equity Plan during 1996. Under the provisions of the 1989 Stock Option Plan, the Board of Directors granted either incentive or non-statutory stock options to employees, consultants, directors and officers to purchase Common Stock at an exercise price of not less than 100% of the fair value (as determined by the Board of Directors) of the shares on the date of grant, except that non-statutory options were granted at 85% of such fair value. Options expire no later than ten years from the date of grant and generally vest over a period of 5 years. As of December 31, 1997, options to purchase 266,370 shares were outstanding under the 1989 Stock Option Plan, options to purchase 1,191,555 shares had been exercised under the 1989 Stock Option Plan, and no shares were available for grant under the 1989 Stock Option Plan. As of December 31, 1997, options to purchase 100,401 shares were exercisable under the 1989 Stock Option Plan.

Reserved for Future Issuance

As of December 31, 1997, the Company had reserved shares of Common Stock for the following purposes:


Employee stock purchase plan         214,209
Stock options available for grant  1,044,573
Exercise of stock options          1,335,051
                                   ---------
                                   2,593,833
                                   =========

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                          1997      1996       1995
                                                        -------    ------     -------
Net income (loss)                       As Reported     $(2,340)    $1,411     $(1,232)
                                        Pro forma       $(3,750)    $  989      $1,270)
Basic net income (loss) per share       As Reported     $ (0.26)    $ 0.24      $(0.41)
                                        Pro forma       $ (0.42)    $ 0.17      $(0.43)
Diluted net income (loss) per share     As Reported     $ (0.26)    $ 0.18      $(0.41)
                                        Pro forma       $ (0.42)    $ 0.13      $(0.43)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1997, 1996 and 1995, respectively: zero dividend yield for all years; volatility of 60%, 90% and 90%, respectively; risk-free interest rates of 6.1%, 7.0%, 7.0%, respectively; and expected life of 3 years, 5.75 years and 5.75 years, respectively.

The weighted average fair value of options granted during 1997, 1996 and 1995 was $4.99, $5.55 and $0.73 per share, respectively. Option activity under all of the Company's option plans is as follows:


                                                                     OPTIONS OUTSTANDING
                                                               ---------------------------------
                                                                                     WEIGHTED
                                             OPTIONS           NUMBER OF              AVERAGE
                                            AVAILABLE            SHARES            EXERCISE PRICE
                                            ---------          ----------          --------------
Balance at December 31, 1994                   77,313             864,439           $    0.25
  Authorized                                  800,000                  --                 --
  Granted                                    (873,361)            873,361               0.95
  Exercised                                        --            (377,679)              0.35
  Canceled                                    198,977            (198,977)              0.25
                                            ---------             --------          --------
Balance at December 31, 1995                  202,929           1,161,144               0.59
  Authorized                                1,075,000                  --                 --
  Granted                                    (608,365)            608,365               7.31
  Exercised                                        --            (929,505)              0.59
  Canceled                                     74,476             (74,476)              4.92
                                            ---------             --------          --------
Balance at December 31, 1996                  744,040             765,528             $ 5.48
                                            =========           =========           ========
  Authorized                                  850,000                  --                 --
  Granted                                  (1,194,215)          1,194,215              11.71
  Exercised                                        --             (69,424)              2.28
  Repurchased                                  89,480                  --               0.90
  Canceled                                    555,268            (555,268)             13.20
                                           ----------           ---------           --------
Balance at December 31, 1997                1,044,573           1,335,051             $ 8.01
                                           ==========           =========           ========

The following table summarizes information concerning outstanding and exercisable options at December 31, 1997.


                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              ---------------------------------               -------------------------------
                                  NUMBER            WEIGHTED      WEIGHTED       NUMBER
                                OUTSTANDING          AVERAGE       AVERAGE    EXERCISABLE AT      WEIGHTED
                              AT DECEMBER 31,       REMAINING      EXERCISE     DECEMBER 31,       AVERAGE
 EXERCISE PRICES                   1997         CONTRACTUAL LIFE    PRICE           1997        EXERCISE PRICE
----------------              ---------------   ----------------    -----     --------------    --------------
From $  0.25 to  $  1.50          233,237           7.53           $ 1.11         86,786          $ 1.11
From $  5.25 to  $  8.88          875,141           8.76             7.25        104,625            7.96
From $ 18.00 to  $ 18.75          226,673           9.62            18.05          1,458           18.75
                                 ---------          ----           ------        -------          ------
From $  0.25 to  $ 18.75         1,335,051          8.69           $ 8.01        192,869          $ 4.96
                                 =========          ====           ======        =======          ======

1996 Employee Stock Purchase Plan

In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), and the Company's shareholders approved the Purchase Plan in June 1996. The Company has reserved 325,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's Common Stock on the first or the last day of each offering period. As of December 31, 1997, 110,791 shares had been issued.


9. INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. The Company incurred net operating losses in 1997 and 1995 and consequently paid no federal or state taxes based on income. The Company did pay foreign withholding taxes during those periods. The provision for income taxes consisted of the following components (in thousands):


                                      DECEMBER 31,
                                  --------------------
                                  1997    1996    1995
                                  ----    ----    ----
Current:
  Federal                         $ --    $ 75    $ --
  State                             --      40      --
  Foreign withholding               40      14      73
                                  ----    ----    ----
Total current                       40     129      73
Deferred:
  Federal                           --      --      --
  State                             --      --      --
                                  ----    ----    ----
Total deferred                      --      --      --
Total provision for income taxes  $ 40    $129    $ 73
                                  ====    ====    ====

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):


                                                             DECEMBER 31,
                                                        ---------------------
                                                         1997    1996    1995
                                                        -----   -----   -----
Provision (benefit) computed at federal statutory rate  $(805)  $ 534   $(431)
State income taxes, net of federal benefit                 --      92      --
Change in valuation allowance                             805    (750)    376
Other                                                      40     253     128
                                                        -----   -----   -----
Provisions for income taxes                             $  40   $ 129   $  73
                                                        =====   =====   =====
Effective tax rate                                         --     7.5%     --


The components of the net deferred tax asset were as follows (in thousands):


                                       DECEMBER 31,
                                    -----------------
                                      1997    1996
                                    -------   -------
Deferred tax asset:
  Net operating loss carryforwards  $ 7,954   $ 7,073
  Tax credit carryforwards            1,556     1,282
  Other                                 523       873
                                    -------   -------
                                     10,033     9,228
Valuation allowance                 (10,033)   (9,228)
                                    -------   -------
Net deferred tax asset              $    --   $    --
                                    =======   =======

At December 31, 1997, the Company had federal and state net operating loss carryforwards of $21.0 million and $7.6 million, respectively, and tax credit carryforwards of $1.6 million, expiring on various dates through 2012. *Due to the Company's history of operating losses through 1995 and in 1997 and other factors, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $10.0 million has been recorded against the Company's net deferred tax assets of approximately $10.0 million. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results.


10. RELATED PARTIES

The Company has an agreement with a shareholder, under which a) the Company licenses for resale certain of the shareholder's products and remits a royalty to the shareholder and b) the shareholder performed certain porting of the Company's products in exchange for a royalty payment related to ongoing sales of these products. Royalties due under these agreements were zero and $41,000 at December 31, 1997 and 1996, respectively. In 1992, the Company also entered into a distribution agreement with this shareholder, under which revenue to date has not been material.


11. ACQUISITION OF VERSANT EUROPE

On March 26, 1997, the Company acquired Versant Europe, an independently owned distributor of the Company's products in Europe. The Company paid $3.6 million to the shareholder of Versant Europe consisting of $2.0 million in cash and 167,545 shares of Common Stock valued at $9.75 per share. The shares of Common Stock paid to the shareholder of Versant Europe were issued in a transaction exempt from registration under the Securities Act by virtue of Section 4(2) thereof. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Versant Europe are reflected in the consolidated financial statements commencing on the date of the acquisition.

The acquisition of Versant Europe resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. The Company also acquired approximately $1.4 million of prepaid sublicense credits which are being amortized and included in cost of license revenue in conjunction with associated license revenue transactions realized by Versant Europe.

The table below presents the pro forma results (in thousands, except for per share data) for the years ended December 31, 1997 and 1996 had the Company's acquisition of Versant Europe occurred at the beginning of 1996.


                                                               1997       1996
                                                             --------    -------
Total revenue                                                 $29,579    $18,039
Net loss                                                       (2,457)    (2,057)
Pro forma basic and diluted net loss per share                 ($0.27)    ($0.34)
Shares used in computing pro forma net loss
  per share                                                     9,088      5,916

12. SUBSEQUENT EVENTS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. The complaints each allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaints seek an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. However, securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial conditions.


The Company entered into an interest only, variable rate note with a bank that matures March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company is currently in compliance with these covenants.

                     VERSANT OBJECT TECHNOLOGY CORPORATION

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                         BALANCE AT    ADDITIONS
                                         BEGINNING     CHARGED TO                  BALANCE AT
                                          OF YEAR        INCOME      DEDUCTIONS    END OF YEAR
                                          -------        ------      ----------    -----------
                                                       (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
CUSTOMER RETURNS:
Year ended December 31, 1995                 $ 73          63            55         $ 81
Year ended December 31, 1996                 $ 81         621            99         $603
Year ended December 31, 1997                 $603         208           145         $666

                                 EXHIBIT INDEX

EXHIBIT   EXHIBIT TITLE
NUMBER

  2.01 -- Acquisition Agreement dated as of March 26, 1997 by and between registrant and ISAR-Vermogensverwaltung Gbr mbH ("ISAR")(1)

  3.01 -- Registrant's Amended and Restated Articles of Incorporation, as amended(2)

  3.02 -- Registrant's Certificate of Amendment of Articles of
          Incorporation filed prior to the closing of registrant's initial public offering(2)

  3.03 -- Registrant's Amended and Restated Articles of Incorporation filed following the closing of registrant's initial public offering(2)

  3.04 -- Registrant's Bylaws(2)

  3.05 -- Registrant's Amended and Restated Bylaws adopted prior to the closing of registrant's initial public offering(2)

  4.01 -- [intentionally omitted]

  4.02 -- Preferred Stock Purchase Agreement, dated as of April 27, 1994, as amended(2)

 10.01 -- Registrant's 1989 Stock Option Plan, as amended, and related documents(2)**

 10.02 -- Registrant's 1996 Equity Incentive Plan, as amended, and related documents(3)**

 10.03 -- Registrant's 1996 Directors Stock Option Plan, as amended, and related documents(4)**

 10.04 -- Registrant's 1996 Employee Stock Purchase Plan, as amended, and related documents(5)**

 10.05 -- Registrant's 401(k) Plan and addendum thereto(2)

 10.06 -- Lease Agreement dated March 22, 1993 between Lincoln Property Company N.C., Inc. and Registrant, as amended(2)

 10.07 -- Master Lease Agreement dated January 26, 1996 between LINC Capital Management, a division of Scientific Leasing Inc., and Registrant(2)

 10.08 -- Amended and Restated Loan and Security Agreement dated as of June 14, 1996 between Registrant and Silicon Valley Bank(2)

 10.09 -- Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH(2)*

 10.10 -- Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers(2)

 10.11 -- 1996 Executive Compensation Plan -- Rich Kadet(2)*/**

 10.12 -- 1996 Executive Compensation Plan -- George Franzen(2)*/**

 10.13 -- 1996 Executive Compensation Plan -- Jim Lochry(2)*/**

 10.14 -- Form of Amendment to Versant Object Technology Corporation Stock Option Agreement(2)**

 10.15 -- Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et. al. and Versant Object Technology Corporation(6)

 10.16 -- Form of Letter Agreement dated October 22, 1997 between registrant and its executive officers(7)**

 10.17 -- Severance Agreement and Release of Claims dated January 7, 1998 between registrant and David Banks(7)**

 10.18 -- Letter Agreement dated November 26, 1997 between registrant and Nick Ordon(7)**

 21.01 -- Subsidiaries of the registrant (7)

 23.01 -- Consent of Arthur Andersen LLP, Independent Public
          Accountants(7)

 27.01 -- Financial Data Schedule(7)

  (1)  Incorporated by reference to the registrant's Current Report on Form
       8-K filed with the Securities and Exchange Commission on April 10, 1997
  (2)  Incorporated by reference to the registrant's Registration Statement on Form SB-2 (file number 333-4910-LA) filed with and declared effective by the Securities and Exchange Commission on July 17, 1996.
  (3) Incorporated by reference to Exhibit 4.05 to the registrant's Registration Statement on Form S-8 (file number (333-29947) filed with the Securities and Exchange Commission on June 24, 1997.
  (4) Incorporated by reference to Exhibit 4.06 to the registrant's Registration Statement on Form S-8 (file number (333-29947) filed with the Securities and Exchange Commission on June 24, 1997.
  (5) Incorporated by reference to Exhibit 4.07 to the registrant's Registration Statement on Form S-8 (file number (333-29947) filed with the Securities and Exchange Commission on June 24, 1997.
  (6)  Incorporated by reference to the registrant's Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.
  (7)  Filed herewith.
  *    Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.
  **   Management contract or compensatory plan.