Form 10KSB/A
period 1997-12-31
VERSANT OBJECT TECHNOLOGY CORP
filed 1998-04-03
CIK 865917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-KSB
                                 AMENDMENT NO. 1

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

                                  Yes [X]  No [ ]

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

        Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                    PART III

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     See Exhibit Index, page X-1.

(a)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the last quarter of the year for which this report is filed.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fremont, State of California, on this 2nd day of April, 1998.


                                       VERSANT OBJECT TECHNOLOGY CORPORATION

                                       By: /s/ Gary Rhea
                                          -------------------------------------
                                          Gary Rhea
                                          Vice President-Finance and
                                          Administration

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                      TITLE               DATE
----                                      -----               ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon                        President, Chief      April 2, 1998
-------------------------------       Executive Officer
Nick Ordon                            and Director


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Gary Rhea                         Vice                  April 2, 1998
-------------------------------       President-Finance
Gary Rhea                             and Administration



ADDITIONAL DIRECTORS:


---------------------------------     Director              April __, 1998
Mark Leslie


/s/ Stephen J. Gaal                   Director              April 2, 1998
-------------------------------
Stephen J. Gaal

/s/ Lawrence K. Orr                   Director              April 2, 1998
-------------------------------
Lawrence K. Orr

/s/ James Simpson                     Director              April 2, 1998
-------------------------------
James Simpson

/s/ David Banks                       Director              April 2, 1998
--------------------------------
David Banks

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

       21.01 --  Subsidiaries of the registrant(7)

       23.01 --  Consent of Arthur Andersen LLP, Independent Public
                 Accountants(7)

       27.01 --  Financial Data Schedule(7)

       27.02 --  Restated Financial Data Schedule for the six months ended
                 June 30, 1996(8)

       27.03 --  Restated Financial Data Schedule for the nine months ended
                 September 30, 1996(8)

       27.04 --  Restated Financial Data Schedule for the year ended December
                 31, 1996(8)

       27.05 --  Restated Financial Data Schedule for the three months ended
                 March 31, 1997(8)

       27.06 --  Restated Financial Data Schedule for the six months ended
                 June 30, 1997(8)

       27.07 --  Restated Financial Data Schedule for the nine months ended
                 September 30, 1997(8)

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

        (7) Previously filed on March 31, 1998 with registrant's Form 10-KSB for the year ended December 31, 1998.

        (8)     Filed herewith.

        * Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

        **      Management contract or compensatory plan.