Form 10QSB
period 1998-03-31
VERSANT OBJECT TECHNOLOGY CORP
filed 1998-05-15
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

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

                                  Yes X No ___

         The number of shares of common stock, no par value, outstanding as of April 27, 1998: 9,081,777

           Transitional Small Business Disclosure Format (check one):
                                  Yes ____ No X

                      VERSANT OBJECT TECHNOLOGY CORPORATION
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 1998

                                Table of Contents

Part I.  Financial Information

   Item 1.  Financial Statements                                                             Page No.

        Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997                    3

        Consolidated Statements of Operations -- Three Months Ended March 31, 1998 and 1997    4

        Consolidated Statements of Cash Flows --Three Months Ended March 31, 1998 and
            1997                                                                               5

        Notes to Consolidated Financial Statements                                             6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                         9

Part II.  Other Information

   Item 1.  Legal Proceedings                                                                 18

   Item 2.  Change in Securities and Use of Proceeds                                          18


Signature                                                                                     19


             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     MARCH 31,     DECEMBER 31,
                                                      1998           1997
                                                    --------       --------
                                                   (UNAUDITED)         *
ASSETS

Current assets:
      Cash and cash equivalents                     $  6,357       $  3,717
      Short-term investments                               2          6,114
      Accounts receivable, net                         5,686          9,569
      Deferred license cost                              778          1,028
      Other current assets                             1,220          1,272
                                                    --------       --------
              Total current assets                    14,043         21,700

      Property and equipment, gross                   12,395         11,179
         Accumulated depreciation                     (4,585)        (4,111)
                                                    --------       --------
             Property and equipment, net               7,810          7,067
                                                    --------       --------
      Other assets                                       544            466
      Excess of cost of investment over fair
         value of net assets acquired                  2,852          2,973
                                                    --------       --------
              Total assets                          $ 25,249       $ 32,206
                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term bank borrowings                    $    839       $    629
      Current maturities of long-term debt               841            721
      Current portion of capitalized lease               378            404
         obligations
      Notes payable                                      106            106
      Accounts payable                                   948          1,072
      Accrued liabilities                              2,608          3,278
      Deferred revenue                                 2,827          3,262
                                                    --------       --------
              Total current liabilities                8,547          9,472
                                                    --------       --------

Long-term liabilities, net of current portion:
      Deferred revenue                                 1,087          1,087
      Long-term bank borrowing                         1,681          1,801
      Capitalized lease obligations                      453            546
                                                    --------       --------
              Total liabilities                       11,768         12,906
                                                    --------       --------

Shareholders' equity:
      Common stock                                    43,357         42,980
      Accumulated deficit                            (29,858)       (23,955)
      Cumulative translation adjustment                  (18)           275
                                                    --------       --------
              Total shareholders' equity              13,481         19,300
                                                    --------       --------

              Total liabilities and
                 shareholders' equity               $ 25,249       $ 32,206
                                                    ========       ========

* Derived from audited financial statements


         The accompanying notes are an integral part of these statements

             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                             ---------------------
                                               1998          1997
                                             -------       -------
Revenue:
     License                                 $ 2,724       $ 1,912
     Services                                  1,834         1,873
                                             -------       -------
         Total revenue                         4,558         3,785
                                             -------       -------

Cost of revenue:
     License                                     614           238
     Services                                  1,899           782
                                             -------       -------
           Total cost of revenue               2,513         1,020
                                             -------       -------

Gross profit                                   2,045         2,765
                                             -------       -------

Operating expenses:
     Marketing and sales                       5,011         2,603
     Research and development                  1,836           937
     General and administrative                  909           489
     Amortization of goodwill                    121             8
                                             -------       -------
           Total operating expenses            7,877         4,037
                                             -------       -------

Loss from operations                          (5,832)       (1,272)

     Interest income(expense), currency
        translation and other, net               (62)          204
                                             -------       -------

Loss before taxes                             (5,894)       (1,068)

     Provision for taxes                           9             3

                                             -------       -------
Net loss                                     $(5,903)      $(1,071)
                                             =======       =======


Basic net loss per share                     $ (0.65)      $ (0.12)
                                             =======       =======
Diluted net loss per share                   $ (0.65)      $ (0.12)
                                             =======       =======

Basic weighted average common shares           9,039         8,780
Diluted weighted average common shares         9,039         8,780


         The accompanying notes are an integral part of these statements

             VERSANT OBJECT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                    1998          1997
                                                                   -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(5,903)      $(1,071)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                    595           135
      Provision for doubtful accounts                                  158            89
      Changes in current assets and liabilities:
        Accounts receivable                                          3,725         1,410
        Prepaid expenses and other current assets                      302          (783)
        Short term note and bank debt                                  210            --
        Accounts payable                                              (124)         (258)
        Accrued liabilities and taxes                                 (670)         (464)
        Deferred revenue                                              (435)         (590)
                                                                   -------       -------
            Net cash used in operating activities                   (2,142)       (1,532)
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (1,510)         (259)
  Purchases of short-term investments                                   --        (7,643)
  Proceeds from sale and maturities of short-term investments        6,112         6,600
  Acquisition of Versant Europe, net of cash acquired                   --        (1,987)
  Deposits and other assets                                            (78)         (116)
                                                                   -------       -------
        Net cash provided by (used in) investing activities          4,524        (3,405)
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                               377           420
  Principal payments under capital lease obligations                  (119)          (55)
  Proceeds from long-term borrowings                                    --           108
                                                                   -------       -------
        Net cash provided by financing activities                      258           473
                                                                   -------       -------

Effect of exchange rate changes on cash                                 --           (13)
                                                                   -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,640        (4,477)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     3,717         5,267
                                                                   -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 6,357       $   790
                                                                   =======       =======



         The accompanying notes are an integral part of these statements

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Versant Object Technology Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the SEC. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1998, or any other future period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

Effective January 1, 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's financial position or results of operations.

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

Basic net loss per share was computed using the weighted average number of shares outstanding. Diluted net loss per share for the quarters ended March 31, 1998 and 1997 were the same as basic net loss per share due to losses in these quarters and the diluted net loss per share calculation would have been antidilutive. The number of weighted average potential common shares not included in diluted loss per share for the quarters ended March 31, 1998 and 1997, because they were antidilutive, and may be dilutive in future periods, were 59,287 and 6,160 respectively. The change in the way the Company previously reported net income (loss) per share for financial reporting purposes is due in part to the adoption of SFAS No. 128 and subsequently, Staff Accounting Bulletin No. 98 on "Computations of Earnings per Share," which became effective in February 1998.

    RECLASSIFICATIONS

Certain reclassifications have been made to amounts in the prior period to conform to the 1998 presentation.

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

The table below presents the pro forma results (in thousands, except for per share data) for the quarters ended March 31, 1998 and 1997 had the Company's acquisition of Versant Europe occurred at the beginning of 1997.

                                                                 MARCH 31,
                                                            1998          1997
                                                           -------       -------
Total revenue                                              $ 4,558       $ 4,540
Net loss                                                    (5,903)       (1,866)
Pro forma basic and diluted net loss per share             ($ 0.65)      ($ 0.21)
Shares used in computing pro forma net loss per share        9,039         8,780

    COMPREHENSIVE INCOME (LOSS)

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity.

        A summary of comprehensive income loss follows (in thousands):

                                         Three months ended March 31,
                                         ----------------------------
                                              1998         1997
                                             ------       ------
Net loss                                     (5,903)      (1,071)
Foreign currency translation adjustment        (293)          --
                                             ------       ------
Comprehensive loss                           (6,196)      (1,071)

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. As defined in SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 commencing with the Company's fiscal 1998 annual report.

4.   LINE OF CREDIT

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of the covenants, under which the Company was in default as of March 31, 1998, have been waived through such date. The Company is currently negotiating amendments to these covenants. However the Company may not be successful in negotiating commercially reasonable amendments to these covenants, and the Company may not be able to meet such amended covenants. Failure to meet the Company's debt covenants in the future would have a material adverse effect on the Company's financial condition.

5.   LEGAL PROCEEDINGS

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below including in the section entitled "Other Factors That May Affect Future Operating Results", and in the Company's Form 10-KSB for the year ended December 31, 1997, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "may," "future," "intends" and similar expressions are intended to identify forward-looking statements. In addition, the section entitled "Other Factors That May Affect Future Operating Results" has no asterisks for improved readability, but includes a substantial number of forward-looking statements, however neither method is the exclusive manner of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Substantially all of Versant's revenue has been derived from (i) sales of development, deployment and project licenses for the Versant Object Database Management System (the "Versant ODBMS"), (ii) sales of licenses for object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, Internet/Intranet/Extranet integration tools and multimedia management tools related to the Versant ODBMS (the "Peripheral Products"), (iii) related maintenance and support, training and consulting (the "Associated Services") and
(iv) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS. During the first quarter of 1998, the Company's operating results were adversely impacted by a decreased willingness of the Company's current and potential customers to purchase large pre-paid project licenses coupled with the Company's decision to limit its practice of granting price discounts in connection with the sale of such licenses. *In an effort to generate recurring revenue opportunities and improve its ability to forecast revenues and consequently manage expenses, the Company seeks to focus more on smaller and recurring license opportunities with its current and potential customers than on large pre-paid project licenses. In the past, a significant portion of the Company's total revenue has been derived from a limited number of large pre-paid licenses, and the Company's decision to reduce its focus on such licenses may adversely impact its operating results in subsequent quarters. See "Other Factors That May Affect Future Operating Results--Customer Concentration." *In addition, the Company seeks to develop relationships with best-of-class value-added resellers ("VARs") in the telecommunications and financial services markets in order to strengthen the Company's indirect sales activity, although the Company may not be successful in developing such relationships and such VARs may not be successful in reselling the Company's products. See "Other Factors That May Affect Future Operating Results--Lengthy Sales Cycle." *In response to the Company's operating results in the first quarter of 1998, the Company has taken and is continuing to take steps to decrease its operating expenses from first quarter 1998 levels. However, the Company's ability to manage expenses given the unpredictability of its revenues is uncertain, and the Company is required to maintain a significant infrastructure in order to develop, market and support its products. See "Other Factors That May Affect Future Operating Results--Unpredictability of Revenue" and "--Uncertain Ability to Manage Costs Given Unpredictability of Revenue."

Results of Operations

The following table sets forth the percentages that income statement items compare to total revenue for the three months ended March 31, 1998 and 1997.


                                              Three Months Ended
                                                   March 31,
                                             -------------------
                                              1998         1997
                                             ------       ------
Revenue:
     License                                   59.8%        50.5%
     Services                                  40.2%        49.5%
                                             ------       ------
         Total revenue                        100.0%       100.0%
                                             ------       ------
Cost of revenue:
     License                                   13.5%         6.2%
     Services                                  41.7%        20.7%
                                             ------       ------
           Total cost of revenue               55.2%        26.9%
                                             ------       ------
Gross profit                                   44.8%        73.1%
                                             ------       ------
Operating expenses:
     Marketing and sales                      109.9%        68.8%
     Research and development                  40.3%        24.8%
     General and administrative                19.9%        12.9%
    Amortization of goodwill                    2.7%         0.2%
                                             ------       ------
           Total operating expenses           172.8%       106.7%
                                             ------       ------
Loss from operations                         -128.0%       -33.6%
     Interest income(expense), currency
        translation and other, net             -1.3%         5.4%
                                             ------       ------
Loss before taxes                            -129.3%       -28.2%
     Provision for taxes                        0.2%         0.1%
                                             ------       ------
Net loss                                     -129.5%       -28.3%
                                             ======       ======

REVENUE

Total consolidated revenue increased 21% from $3.8 million in the first quarter of 1997 to $4.6 million in the first quarter of 1998. This increase in total revenue was due to an increase in license revenues.

License revenue

License revenue increased 42% from $1.9 million in the first quarter of 1997 to $2.7 in the first quarter of 1998. This increase was the result of an increase in runtime licenses from current customers as well as the addition of new development license customers. License revenue increased in the first quarter of 1998 to 60% of total sales compared to 51% in the first quarter of 1997. *The Company believes license revenues in absolute dollars will increase but as a percent of total revenues will decrease compared to 1997.

Service revenues

Services revenue remained relatively flat year to year at $1.8 million and $1.9 million in the first quarters of 1998 and 1997, respectively. Maintenance revenue increased during this period but consulting and training revenues were down due to the turnover in staff, the time required to train their replacements and the lack of technical skills of selling high end object based consulting services within the direct sales force. Services revenue decreased in the first quarter of

1998 to 40% of total sales compared to 49% in the first quarter of 1997. *The Company believes service revenues in absolute dollars and as a percent of total revenues will increase compared to 1997.

International sales

International revenue increased by 29% to $1.8 million in the first quarter of 1998 compared to $1.4 million in the first quarter of 1997. The increase in international revenue during 1998 compared to 1997 resulted primarily from higher sales in Europe as well as Australia. This increase in international revenue resulted from the Company's increased marketing and sales investment, including the hiring of additional personnel. In addition, as a result of the acquisition of Versant Europe in March 1997, the Company began recognizing license and service revenue from Versant Europe that would have been recognized only at a 40 percent royalty rate and 25 percent royalty rate, respectively, had Versant Europe not been acquired. *The Company intends to continue to expand its sales and marketing activities outside the United States, including Europe, Hong Kong, China, Malaysia, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. International revenue as a percentage of total revenue increased from 37% in 1997 to 39% in 1998. *Due to the Company's increased emphasis on international sales, especially through Versant Europe, the Company expects international revenue to increase as a percentage of total revenue; however, international revenue may not grow faster than domestic revenue, if at all.

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue increased to $2.5 million in the first quarter of 1998 from $1.0 million in the first quarter of 1997. This increase was principally the result of substantial growth in the training and consulting organization. Total cost of revenue as a percentage of total revenues increased to 55% in the first quarter of 1998 from 27% in the first quarter of 1997.

Cost of license revenue consists primarily of product royalty obligations incurred by the Company when it sub-licenses tools provided by third parties, royalty obligations incurred by the Company under a porting services agreement, product packaging, freight, user manuals, product media, production labor costs, amortization of deferred license costs associated with the acquisition of Versant Europe and reserves for estimated bad debts. Cost of license revenue increased to $.6 million in the first quarter of 1998 compared to $.2 million in the first quarter of 1997. This increase was the result of increased costs due to the amortization of deferred license costs associated with the acquisition of Versant Europe, additional accruals for bad debt reserves and increased license revenues. As a result of these increased costs, cost of license revenue as a percentage of total revenues increased to 13% in the first quarter of 1998 from 6% in the first quarter of 1997. As part of the acquisition of Versant Europe, the Company allocated $1.4 million of the purchase price to deferred license costs. In the first quarter of 1997 and 1998, the Company recognized zero and $250,000 respectively, of these deferred license costs as a cost of license revenue. *The Company expects to recognize the remaining $.7 million in deferred license costs as a cost of license revenue during the next 3 quarters.

Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers. The increase in cost of services revenue to $1.9 million in the first quarter of 1998 from $.8 million in the first quarter of 1997, was attributable principally to a significant increase in training and consulting costs, as well as costs associated with customer support activities to service a larger customer base, offset by a reduction in subcontractor cost. The significant increase between quarters was attributable principally to significant investments in the Company's services organization infrastructure to support the Company's sales efforts, including higher compensation and operating costs resulting from additions in domestic and international services management, and compensation pressures. Cost of services revenue as a percentage of services revenue increased in 1998 compared to 1997 due to staff additions in the consulting, training and support organizations without a corresponding increase in consulting and training revenue. *The Company expects cost of services revenue to be a significant percentage of services revenue due to the need for the Company to maintain a significant services organization due to the lack of third-party service support, the difficulty in forecasting billable service demand, the unevenness of demand for services (which have historically been reduced during holiday periods) and pricing pressure on fees for services encountered in connection with license sales. *The Company also expects to experience increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which the Company may not be able to offset with increases in the fees the Company charges for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding

Associated Services. See "Other Factors That May Affect Future Operating Results
- Reliance on Telecommunications, Internet/Intranet/Extranet and Financial Services Markets."

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, lead generation, product descriptive literature, product management, sales offices, mailings and depreciation expense. The increase in the first quarter of 1998 to $5.0 million from $2.6 million in the first quarter of 1997 resulted from costs associated with higher compensation, including increased sales commissions related to increased total revenue, increased costs associated with the expansion of the direct sales force, and recruiting of new company personnel, primarily in the sales and marketing area. *The Company expects, in 1998, marketing and sales expenses to decrease in absolute dollar terms from first quarter 1998 level, but increase, compared to 1997 levels, as the Company attempts to create the opportunities necessary to generate higher revenues, but to decrease as a percentage of revenue due to the Company's efforts to control commission costs and costs associated with marketing programs. *The Company's operating results will be adversely affected if its increased marketing and sales expenditures do not result in increased revenue. As a percentage of total revenues marketing and sales expenses increased to 110% in the first quarter of 1998 from 69% in the first quarter of 1997. This significant increase in the first quarter of 1998 was the result of higher expenses and lower than expected revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, the costs of an ISO 9001 quality program, depreciation or expensing of development equipment, supplies and travel. The increase to $1.8 million in the first quarter of 1998 from $.9 million in the first quarter of 1997 resulted primarily from increases in compensation, and costs of consultants used to supplement the efforts of Company software engineers in porting the Company's products to additional platforms, and increased depreciation, amortization and equipment expense, the cost of initiating the Company's ISO 9001 training and certification program as well as the costs of funding ongoing engineering activities in India. *The Company believes that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of its products. *The Company expects research and development expenses to increase in absolute dollar terms and as a percentage of revenue in 1998. However, if the Company continues to upgrade its engineering infrastructure and hire additional personnel without corresponding increases in revenue, the Company's results of operations would be adversely affected. To date, all research and development expenditures have been expensed as incurred. As a percent of total revenues, research and development costs were 40% in the first quarter of 1998 compared to 25% in the first quarter of 1997. The increase as a percentage of revenues was due to higher expenses and lower than expected revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. The increase in the first quarter of 1998 to $.9 million from $.5 million in the first quarter of 1997 was attributable principally to the inclusion of general and administrative expenses related to its Versant Europe subsidiary, compensation costs associated with an increased number of information systems, human resources and accounting employees, relocation and ongoing facility costs resulting from the occupancy of a significantly larger facility and increased legal, accounting and investor relation costs associated with being a public company with significant international operations. *The Company expects, in 1998, general and administrative expenses to decrease in absolute dollar terms from first quarter 1998 level, but increase, compared to 1997 levels, due to the costs associated with supporting the Company's expected growth, the costs associated with defending the securities litigation against the Company and certain of its current and former directors and officers, and certain severance costs incurred in connection with recent changes to the Company's management, but that general and administrative expenses will remain flat as a percentage of revenue. However, if the Company continues to upgrade its administration infrastructure and hire additional personnel without corresponding increases in revenue, the Company's results of operations would be adversely affected. As a percentage of total revenues general and administrative costs increased in the first quarter of 1998 to 20% from 13% in the first quarter of 1997. The increase as a percentage of revenues was also due to higher expenses and lower than expected revenues.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During the first quarter of 1997, the Company amortized $8,000 while in the first quarter of 1998 the Company amortized $121,000. *The Company expects to amortize $121,000 per quarter for the remainder of 1998.

INTEREST INCOME AND OTHER, NET

Interest income represents income earned on the Company's cash, cash equivalents and short-term investments. The decrease in interest income from $217,000 in the first quarter of 1997 to interest expense of $61,000 in the first quarter of 1998 was due to decreased interest income from lower cash balances and to increased interest on additional equipment leases and an increase in short-term borrowings to fund the Company's European operations.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The increase in basic and diluted net loss per share in the first quarter of 1998 to $.65 from a basic and diluted net loss per share of $.12 per share in the first quarter of 1997 was due to the increase in net loss in the first quarter of 1998 to $5.9 million from a net loss of $1.1 million in the first quarter of 1997. This increase in net loss was the result of lower than expected revenues as well as an increase in operating expenses to support the higher expected revenue stream. The increases in basic and diluted net loss per share was slightly offset by a greater number of shares used to calculate basic and diluted net loss per share. Because the Company experienced a net loss, there was no additional calculation for dilutive purposes. The calculation would have been antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2.6 million from $3.7 million at December 31, 1997 to $6.3 million at March 31, 1998. However, short-term investments decreased by $6.1 million from $6.1 million at December 31, 1997 to $2,000 at March 31, 1998. The decrease in short-term investments resulted from the financing of the net loss experienced in the first quarter of 1998. The Company's short-term investments consisted of United States Treasury Bills. Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

For the first quarter ended March 31, 1998, the Company's operating activities used $2.1 million of cash and cash equivalents primarily as a result of funding the net loss for the quarter and decreases in accrued liabilities, deferred revenue and accounts payable, offset by collections in accounts receivables, increases in depreciation, amortization and provision for doubtful accounts, and decreases in other assets and an increase in the line of credit borrowings. Investing activities generated cash from the sale of short term investments, while the acquisition of equipment, principle payments on the equipment leases and reduction in deposits and other assets used cash. Financing activities provided cash of $0.25 million primarily due to proceeds from the sale of common stock to employees.

The Company's total assets decreased by 22% from $32.2 million at December 31, 1997 to $25.2 million at March 31, 1998. The decrease in total assets was primarily due to the reduction in accounts receivable balances, due to reduced revenues, as well as a reduction in cash balances used to fund operating activities.

The Company's total liabilities decreased 8% from $12.9 million at December 31, 1997 to $11.8 million at March 31, 1998. This decrease was primarily due to a reduction of accrued liabilities and deferred revenue.

The Company's total shareholders' equity decreased 31% from $19.3 million at December 31, 1997 to $13.5 million at March 31, 1998. This decrease primarily results from the net loss of $5.9 million for the quarter.

The Company maintains a revolving credit line with a bank that expires June 1, 1998. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of March 31, 1998, $839,000 of borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets.

These borrowings bear interest at the bank's base lending rate (8.5 percent at March 31, 1998). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of the covenants, which the Company was not in compliance with as of March 31, 1998, have been waived through such date. The Company is currently negotiating an extension of the loan and amendments to these covenants. However the Company may not be successful in extending the loan or negotiating commercially reasonable amendments to these covenants, and the Company may not be able to meet any such amended covenants. Failure to extend the loan or meet the Company's debt covenants in the future would have a material adverse effect on the Company's financial condition.

The Company entered into an interest only, variable rate note of $2.5 million with a bank that matured March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of the covenants, which the Company was not in compliance with as of March 31, 1998, have been waived through such date. The Company is currently negotiating amendments to these covenants. However the Company may not be successful negotiating commercially reasonable amendments to these covenants, and the Company may not be able to meet any such amended covenants. Failure to meet the Company's debt covenants in the future would have a material adverse effect on the Company's financial condition.

*It is likely that the Company will attempt to raise additional funds through the sale of equity securities or other means in the near future, and such may be required by the terms of the Company's amended debt covenants. *There can be no assurance that any such funds will be available on favorable terms, if at all. *If the Company is unable to raise additional funds the Company will be dependent on revenue from operations to fund operations, and possibly to repay outstanding bank debt. *There can be no assurance that revenue from operations would be sufficient for that purpose, and the Company could be required to reduce operations or take other actions that could have a material adverse effect on the Company's business. *The sale of additional equity would result in dilution to the Company's shareholders.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating the Company's business and prospects.

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

UNCERTAIN ABILITY TO MANAGE COSTS GIVEN UNPREDICTABILITY OF REVENUE. The Company expended significant resources in 1997 to build its infrastructure and hire personnel, particularly in the services and sales and marketing sectors, in expectation of higher revenue growth than actually occurred. Although the Company is seeking to control costs, the Company continues to plan for revenue growth in 1998 and is maintaining, with some reductions, its investments in infrastructure and personnel accordingly. If planned revenue growth does not materialize, the Company's business, financial condition and results of operations will be materially adversely affected.

LIMITED WORKING CAPITAL. The Company incurred a significant reduction in working capital in the first quarter of 1998. *It is likely that the Company will attempt to raise additional funds through the sale of equity securities or other means in the near future, and such may be required by the terms of the Company's amended debt covenants. *There can be no assurance that any such funds will be available on favorable terms if at all. *If the Company is unable to raise additional funds the Company will be dependent on revenue from operations to fund operations, and possibly to repay outstanding bank debt. *There can be no assurance that revenue from operations would be sufficient for that purpose, and the Company could be required to reduce operations or take other actions that could have a material adverse effect on the Company's business. *The sale of additional equity would result in dilution to the Company's shareholders.


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


    CUSTOMER CONCENTRATION. A significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused, and is likely to cause in the future, material fluctuations in the Company's operating results, particularly on a quarterly basis. For example, in the first quarter of 1998, three customers accounted for 27% of the Company's total revenue. In addition, the Company's major customers tend to change from year to year The loss of any one or more of the Company's major customers or the Company's inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on the Company's business and operating results.

    LENGTHY SALES CYCLE. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can extend to a year or more. Due in part to the strategic nature of the Company's products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. The decision to license the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the uses and benefits of the Company's products, and the Company must frequently commit pre-sales support resources, such as assistance in performing bench marking and application prototype development. Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period. Although the Company seeks to develop relationships with best-of-class VARs in the telecommunications and financial services markets in order to strengthen the Company's indirect sales activity, the Company has not yet entered into such relationships and may not be successful in developing such relationships. In addition, the Company's VARs may be subject to a lengthy sales cycle for the Company's products.

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

    Versant also faces certain challenges in integrating third-party technology with its products, including the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of the relationship between the Company and the third-party technology provider, which may result in delays of the commercial release of new products. In particular, the Company is currently negotiating the terms of a relationship with a provider of certain third-party technology that may be integrated with VersantACE; however, the Company may not be successful in establishing this relationship on commercially acceptable terms.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

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

After deducting the underwriting discounts and commissions and the expenses of the Offering, net proceeds to the Company from the Offering were approximately $14.8 million. Of this amount, the Company has used approximately $300,000 to repay indebtedness of the Company, $2 million to acquire Versant Europe, $7.7 million to acquire network and computer equipment, associated services, leasehold improvements, furnishings and fixtures for the Company's new headquarters and payment of the cash portion of the lease security deposit on the new headquarters. The balance of $4.8 million has been used for working capital to support the Company's operations. As of March 31, 1998 all of the proceeds from the Offering have been applied.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VERSANT OBJECT TECHNOLOGY CORPORATION

Date: May 14, 1998             /s/ Gary Rhea
----------------------         ------------------------------------------------
                               Gary Rhea
                               Vice President Finance and Administration.
                               Chief Financial Officer, Treasurer and Secretary
                               (Duly Authorized Officer and Principal
                               Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
------                   -----------

27              Financial Data Schedule
