Form 10QSB
period 1998-06-30
VERSANT CORP
filed 1998-08-14
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28540

                               VERSANT CORPORATION

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

                      VERSANT OBJECT TECHNOLOGY CORPORATION
             (Former Name, Changed Since Last Report on Form 10-QSB)

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

         The number of shares of common stock, no par value, outstanding as of July 31, 1998: 9,082,426

           Transitional Small Business Disclosure Format (check one):
                                Yes [ ]  No [X]

                               VERSANT CORPORATION
                                   FORM 10-QSB
                      Quarterly Period Ended June 30, 1998

                                Table of Contents

                                                                                                            Page No.
                                                                                                            --------
Part I.  Financial Information

    Item 1.  Financial Statements

         Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997                                    3

         Consolidated Statements of Operations -- Three and Six Months Ended June 30, 1998 and 1997            4

         Consolidated Statements of Cash Flows --Six Months Ended June 30, 1998 and 1997                       5

         Notes to Consolidated Financial Statements                                                            6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             9

Part II.  Other Information

    Item 1.  Legal Proceedings                                                                                 19

    Item 4.  Submission of Matters to a Vote of Securities Holders                                             19

    Item 5.  Other Information                                                                                 19

    Item 6.  Exhibits and Reports on Form 8-K                                                                  20


Signature                                                                                                      21

                      VERSANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  JUNE 30,         DECEMBER 31,
                                                                    1998               1997
                                                                  --------           --------
                                                                 (UNAUDITED)            *
      ASSETS

      Current assets:
      Cash and cash equivalents                                   $  3,187           $  3,717
      Short-term investments                                             2              6,114
      Accounts receivable, net                                       8,531              9,569
      Deferred license cost                                            528              1,028
      Other current assets                                           1,307              1,272
                                                                  --------           --------
              Total current assets                                  13,555             21,700

      Property and equipment, gross                                 12,815             11,179
         Accumulated depreciation                                   (5,099)            (4,111)
                                                                  --------           --------
             Property and equipment, net                             7,716              7,067
                                                                  --------           --------
      Other assets                                                     557                466
      Excess of cost of investment over fair value of
          net assets acquired                                        2,731              2,973
                                                                  --------           --------
              Total assets                                        $ 24,559           $ 32,206
                                                                  ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term bank borrowings                                  $  2,586           $    629
      Current portion of long-term debt                                841                721
      Current portion of capitalized lease obligations                 612                404
      Notes payable                                                     --                106
      Accounts payable                                                 995              1,072
      Accrued liabilities                                            2,926              3,278
      Deferred revenue                                               3,012              3,262
                                                                  --------           --------
              Total current liabilities                             10,972              9,472
                                                                  --------           --------

Long-term liabilities, net of current portion:
      Deferred revenue                                                 911              1,087
      Long-term bank borrowings                                      1,471              1,801
      Capitalized lease obligations                                    682                546
                                                                  --------           --------
              Total liabilities                                     14,036             12,906
                                                                  --------           --------

Shareholders' equity:
      Common stock                                                  43,360             42,980
      Accumulated deficit                                          (32,870)           (23,955)
      Cumulative translation adjustment                                 33                275
                                                                  --------           --------
              Total shareholders' equity                            10,523             19,300
                                                                  --------           --------

              Total liabilities and shareholders' equity          $ 24,559           $ 32,206
                                                                  ========           ========

*    Derived from audited financial statements



         The accompanying notes are an integral part of these statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                                ---------------------------          ---------------------------
                                                  1998               1997              1998               1997
                                                --------           --------          --------           --------
Revenue:
     License                                    $  4,310           $  5,587          $  7,034           $  7,499
     Services                                      2,261              1,777             4,095              3,650
                                                --------           --------          --------           --------
         Total revenue                             6,571              7,364            11,129             11,149

Cost of revenue:
     License                                         486                114             1,100                351
     Services                                      1,737              1,182             3,636              1,965
                                                --------           --------          --------           --------
           Total cost of revenue                   2,223              1,296             4,736              2,316

Gross profit                                       4,348              6,068             6,393              8,833

Operating expenses:
     Marketing and sales                           4,298              3,902             9,309              6,506
     Research and development                      1,814              1,221             3,650              2,158
     General and administrative                      991                796             1,900              1,283
     Amortization of goodwill                        121                121               242                129
                                                --------           --------          --------           --------
           Total operating expenses                7,224              6,040            15,101             10,076

Income (loss) from operations                     (2,876)                28            (8,708)            (1,243)

     Other income (expense)                         (131)               153              (193)               357
                                                --------           --------          --------           --------

Income (loss) before taxes                        (3,007)               181            (8,901)              (886)

     Provision for taxes                               5                 18                14                 21

                                                --------           --------          --------           --------
Net income (loss)                               $ (3,012)          $    163          $ (8,915)          $   (907)
                                                ========           ========          ========           ========


Basic net income (loss) per share               $  (0.33)          $   0.02          $  (0.98)          $  (0.10)
                                                ========           ========          ========           ========
Diluted net income (loss) per share             $  (0.33)          $   0.02          $  (0.98)          $  (0.10)
                                                ========           ========          ========           ========

Basic weighted average common shares               9,081              8,980             9,060              8,879
Diluted weighted average common shares             9,081              9,563             9,060              8,879



         The accompanying notes are an integral part of these statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       ---------------------------
                                                                         1998               1997
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $ (8,915)          $   (907)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                       1,230                462
      Provision for doubtful accounts                                       184               (159)
      Changes in current assets and liabilities:
        Accounts receivable                                                 854             (3,835)
        Prepaid expenses and other current assets                           465               (916)
        Accounts payable                                                    (77)               370
        Accrued liabilities and taxes                                      (352)              (194)
        Deferred revenue                                                   (426)               784
                                                                       --------           --------
            Net cash used in operating activities                        (7,037)            (4,395)
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (1,272)            (2,032)
  Purchases of short-term investments                                        --             (9,777)
  Proceeds from sale and maturities of short-term investments             6,112             13,095
  Acquisition of Versant Europe, net of cash acquired                        --             (1,987)
  Deposits and other assets                                                 (91)              (245)
                                                                       --------           --------
        Net cash provided by (used in) investing activities               4,749               (946)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                    380                422
  Principal payments under long term note                                  (316)                --
  Principal payments under capital lease obligations                       (263)              (158)
  Proceeds from long-term borrowings                                         --                108
  Short term note and bank debt                                           1,957                (50)
                                                                       --------           --------
        Net cash provided by financing activities                         1,758                322
                                                                       --------           --------

Effect of exchange rate changes on cash                                      --                  8

                                                                       --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (530)            (5,011)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          3,717              5,267
                                                                       ========           ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,187           $    256
                                                                       ========           ========



         The accompanying notes are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Versant Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the SEC. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1998, or any other future period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's financial position or results of operations.

Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

Revenue from perpetual software license agreements is recognized as revenue upon shipment of the software if no significant modification of the software is required, payments are due within the Company's normal payment terms and collection of the resulting receivable is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

     NET INCOME (LOSS) PER SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), effective December 15, 1997. This standard revises certain methodology for computing net income (loss) per share and requires the reporting of two net income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options or upon the conversion of convertible securities. The dilutive effect of stock options is computed using the treasury stock method. Dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

Basic net loss per share was computed using the weighted average number of shares outstanding. Diluted net loss per share for the three and six months ended June 30, 1998 and the six months ended June 30, 1997 was the same as basic net loss per share due to losses in these periods, because the inclusion of dilutive securities in the calculations would have been antidilutive. The change in the way the Company previously reported net income (loss) per share for financial reporting purposes is due in part to the adoption of SFAS No. 128 and subsequently, Staff Accounting Bulletin No. 98 on "Computations of Earnings per Share," which became effective in February 1998.

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

         A summary of comprehensive income (loss) follows (in thousands):

                                                     THREE MONTHS ENDING              SIX MONTHS ENDING
                                                          JUNE 30,                          JUNE 30,
                                                 -------------------------          -------------------------
                                                   1998              1997            1998              1997
                                                 -------           -------          -------           -------
Net income (loss)                                ($3,012)          $   163          ($8,915)          ($  907)
Foreign currency translation adjustment               50                30             (243)               30
Comprehensive income (loss)                      ($2,962)              193          ($9,158)          ($  877)

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. As defined in SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 commencing with the Company's financial statements for the year ended December 31, 1998.

4.    LINE OF CREDIT

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated the original covenants effective May 6, 1998 in order to comply with the Company's projected financial results. Certain of these new covenants, with which the Company was not in compliance with as of June 30, 1998, have been waived through such date. The Company is currently negotiating amendments to these covenants. However, the Company may not be successful in negotiating commercially reasonable amendments to these covenants, and the Company may not be able to meet such amended covenants. Failure to meet the Company's debt covenants in the future would have a material adverse effect on the Company's financial condition.

5.   LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998 a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. However, securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.


6.   SUBSEQUENT EVENT

On June 16, 1998, the Company entered into a letter agreement to purchase 100% of the outstanding shares of Soft Mountain S.A., a French software development company for cash and stock valued at approximately $1.2 million, subject to certain working capital adjustments. The Company expects to close this transaction during the third quarter of 1998, although as of this time, there can be no assurance as to the final purchase price, the closing date, or whether all contingencies will be met to effect the transaction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, including in the section entitled "Other Factors That May Affect Future Operating Results", and in the Company's Form 10-KSB for the year ended December 31, 1997, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "may," "future," "intends" and similar expressions are intended to identify forward-looking statements, however neither method is the exclusive manner of identifying such statements. In addition, the section entitled "Other Factors That May Affect Future Operating Results" has no asterisks for improved readability, but includes a substantial number of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Substantially all of Versant's revenue has been derived from (i) sales of development, deployment and project licenses for the Versant Object Database Management System (the "Versant ODBMS"), (ii) sales of licenses for object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, Internet/Intranet/Extranet integration tools and multimedia management tools related to the Versant ODBMS (the "Peripheral Products"), (iii) related maintenance and support, training and consulting (the "Associated Services") and
(iv) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS. During the second quarter of 1998, the Company's operating results were adversely impacted by a decreased willingness of the Company's current and potential customers to purchase large pre-paid project licenses coupled with the Company's decision to limit its practice of granting price discounts in connection with the sale of such licenses. *In an effort to generate recurring revenue opportunities and improve its ability to forecast revenues and consequently manage expenses, the Company seeks to focus more on smaller and recurring license opportunities with its current and potential customers than on large pre-paid project licenses. *In the past, a significant portion of the Company's total revenue has been derived from a limited number of large pre-paid licenses, and the Company's decision to reduce its focus on such licenses has adversely impacted its operating results in the past quarters and may adversely impact its operating results in subsequent quarters. See "Other Factors That May Affect Future Operating Results--Customer Concentration." *In addition, the Company seeks to develop relationships with best-of-class value-added resellers ("VARs") in the telecommunications and financial services markets in order to strengthen the Company's indirect sales activity, although the Company may not be successful in developing such relationships and such VARs may not be successful in reselling the Company's products. See "Other Factors That May Affect Future Operating Results--Lengthy Sales Cycle." *In response to the Company's operating results in the first half of 1998, the Company has taken and is continuing to take steps to decrease its operating expenses from the first half 1998 levels. However, the Company's ability to manage expenses given the unpredictability of its revenues is uncertain, and the Company is required to maintain a significant infrastructure in order to develop, market and support its products. See "Other Factors That May Affect Future Operating Results--Unpredictability of Revenue" and "--Uncertain Ability to Manage Costs Given Unpredictability of Revenue."

RESULTS OF OPERATIONS

The following table sets forth the percentages that statement of operations items compare to total revenue for the three and six months ended June 30, 1998 and 1997.


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                             ---------------------           ---------------------
                                              1998            1997            1998            1997
                                             -----           -----           -----           -----
Revenue:
     License                                  65.6%           75.9%           63.2%           67.3%
     Services                                 34.4%           24.1%           36.8%           32.7%
                                             -----           -----           -----           -----
         Total revenue                       100.0%          100.0%          100.0%          100.0%

Cost of revenue:
     License                                   7.4%            1.5%            9.9%            3.2%
     Services                                 26.4%           16.5%           32.7%           17.6%
                                             -----           -----           -----           -----
           Total cost of revenue              33.8%           17.6%           42.6%           20.8%

Gross profit                                  66.2%           82.4%           57.4%           79.2%

Operating expenses:
     Marketing and sales                      65.4%           53.0%           83.6%           58.4%
     Research and development                 27.6%           16.6%           32.8%           19.4%
     General and administrative               15.1%           10.8%           17.1%           11.4%
    Amortization of goodwill                   1.8%            1.6%            2.2%            1.1%
                                             -----           -----           -----           -----
           Total operating expenses          109.9%           82.0%          135.7%           90.3%

Income (loss) from operations                (43.7%)           0.4%          (78.3%)         (11.1%)

     Other income (expense)                   (2.0%)           2.1%           (1.7%)           3.2%
                                             -----           -----           -----           -----

Income (loss) before taxes                   (45.7%)           2.5%          (80.0%)          (7.9%)

     Provision for taxes                       0.1%            0.2%            0.1%            0.2%

                                             =====           =====           =====           =====
Net income (loss)                            (45.8%)           2.3%          (80.1%)          (8.1%)
                                             =====           =====           =====           =====



REVENUE

The Company's total revenue decreased 11% from $7.4 million in the second quarter of 1997 to $6.6 million in the second quarter of 1998. This decrease was principally due to a decrease in large prepaid domestic and international license sales to new and existing commercial customers. The Company's total revenue remained flat at $11.1 million for the six months ended June 30, 1997 and 1998. This lack of increase was principally due a reduction in large license orders, due to the increased difficulty of securing large, profitable, pre-paid software licenses, offset by increased smaller license orders and service revenue in the first half of 1998.

License revenue

License revenue decreased 23% from $5.6 million in the second quarter of 1997 to $4.3 million in the second quarter of 1998. License revenue decreased 6% from $7.5 million for the six months ended June 30, 1997 to $7.0 million in the corresponding period of 1998. These decreases were principally due to decreases in large prepaid domestic and international license sales to new and existing commercial customers. In the past, a significant portion of the Company's total revenue has been derived from a limited number of large pre-paid licenses, and the Company's decision to reduce its focus on such licenses has adversely impacted its operating results in the past few quarters. License revenue as a percentage of total revenue decreased from 76% to 66% from the second quarter of 1997 to the second quarter of 1998, and from 67% to 63% from the six months ended June 30, 1997 to the corresponding period of 1998 due to the reasons described above. *The Company believes license revenues in absolute dollars will decline slightly and as a percentage of total revenues for the full year 1998 compared to 1997. However the Company's ability to predict future revenues is uncertain. See "Other Factors That May Affect Operating Results-Unpredictability of Revenue".

Service revenue

Services revenue increased 27% from $1.8 million in the second quarter of 1997 to $2.3 million in the second quarter of 1998. Services revenue increased 12% from $3.7 million for the six months ended June 30, 1997 to $4.1 million in the corresponding period of 1998. The increases in services revenue were primarily due to increased domestic and international consulting business, increased maintenance revenue on a larger installed customer base and to a lesser extent, increased customer training revenue.

International revenue

International revenue increased from 19% of the Company's total revenue in the second quarter of 1997 to 45% in the second quarter of 1998. International sales accounted for approximately 25% of the Company's total revenue for the six months ended June 30, 1997 compared to 43% in the corresponding period of 1998. These increases in international revenues during the three and six months ended June 30, 1998 compared to the corresponding periods of 1997 resulted primarily from higher sales in Europe, Australia and Asia Pacific and the Company's increased marketing and sales investment, including the hiring of additional personnel. In addition, as a result of the acquisition of Versant Europe in March 1997, the Company began recognizing license and service revenue from Versant Europe that would have been recognized only at a 40 percent royalty rate and 25 percent royalty rate, respectively, had Versant Europe not been acquired. *The Company intends to maintain its sales and marketing activities outside the United States, including Europe, Hong Kong, China, Korea and other Asia/Pacific countries primarily focusing on building indirect distribution channels. This will require significant management attention and financial resources, and may increase costs and impact margins unless and until corresponding revenue is achieved. In addition the Company may not be successful in creating additional indirect distribution channels or in generating revenue from these channels. *The Company expects total international revenue for the year 1998, as a percentage of total revenue, to be comparable to 1997 level. However the Company may not attain this level of international revenue. See "Other Factors That May Affect Future Operating Results -- Lengthy Sales Cycles" and "Risks of International Operations."

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue increased 72% from $1.3 million in the second quarter of 1997 to $2.2 million in the second quarter of 1998, due in part to increased reserves for bad debts, but principally as a result of a substantial increase in the cost of services revenue resulting from the expansion of the consulting, training and support organizations. Total cost of revenue as a percentage of total revenue increased from 18% in the second quarter of 1997 to 34% in the second quarter of 1998. Total cost of revenue increased 104% from $2.3 million for the six months ended June 30, 1997 to $4.7 million in the corresponding period of 1998 due to the same reasons stated above. Total cost of revenue as a percentage of total revenue increased from 21% for the six months ended June 30, 1997 to 43% in the corresponding period of 1998.

Cost of license revenue consists primarily of amortization of certain license fees associated with the acquisition of Versant Europe in 1997, adjustments to bad debt reserves, product media, user manuals, freight, product royalty obligations incurred by the Company when it sub-licenses Third-Party Products and production labor costs. Cost of license revenue increased 326% from $114,000 or 2% of license revenue in the second quarter of 1997 to $486,000 or 11% of license revenue in the second quarter of 1998, primarily due to amortization of certain capitalized license fees associated with the acquisition of Versant Europe and an increase in bad debt reserves, based on management's assessment of the adequacy of such reserves. Cost of license revenues increased 213% from $351,000, or 5% of license revenue, for the six months ended June 30, 1997 to $1.1 million or 16% of license revenue in the corresponding period of 1998 due to the same reasons stated above.

Cost of services revenue consists principally of personnel costs associated with providing consulting, technical support and training. These costs increased 47% from $1.2 million or 66.5% of services revenue in the second quarter of 1997 to $1.7 million or 77% of services revenue in the second quarter of 1998. Cost of services increased 85% from $2.0 million or 54% of services revenue for the six months ended June 30, 1997 to $3.6 million or 89% of services revenue in the corresponding period of 1998. These increases were attributable principally to a significant increase in consulting and training costs associated with a larger services infrastructure, as well as costs associated with customer support activities to service a larger customer base. The significant increase was attributable principally to significant investments in the Company's services organization infrastructure to support the Company's sales efforts, including higher compensation and operating costs resulting from additions in domestic and international services management, and compensation pressures. Cost of services revenue as a percentage of services revenue increased in the three and six months ended June 30, 1998 compared to the corresponding periods of 1997 due to staff additions in the consulting, training and support organizations without a corresponding increase in consulting and training revenue. *The Company expects cost of services revenue to be a significant percentage of services revenue due to the need for the Company to maintain a significant services organization due to the difficulty in forecasting billable service demand, the unevenness of demand for services (which have historically been reduced during holiday periods) and pricing pressure on fees for services encountered in connection with license sales. *The Company also expects to experience increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which the Company may not be able to offset with increases in the fees the Company charges for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding Associated Services. See "Other Factors That May Affect Future Operating Results - Reliance on Telecommunications, Internet/Intranet/Extranet and Financial Services Markets."

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings . Marketing and sales expenses increased 10% from $3.9 million in the second quarter of 1997 to $4.3 million in the second quarter of 1998. Marketing and sales expenses increased 43% from $6.5 million for the six month period ended June 30, 1997 to $9.3 million for the corresponding period of 1998. The increases in marketing and sales expenses for both periods was due to costs associated with the expansion of the direct sales force and increased facility costs. As a percentage of total revenues, marketing and sales expenses increased to 65% in the second quarter of 1998 from 53% in the second quarter of 1997 and increased to 84% for the six month period ending June 30, 1998 compared to 58% for the like period in 1997. The increases as a percentage of total revenues for both periods were the result of higher expenses associated with expanded marketing and sales efforts and lower than expected revenues. *The Company expects that for the remainder of 1998, quarterly marketing and sales expenses will decrease in absolute dollar terms from the first six month of 1998 quarterly levels, but increase, compared to 1997 levels, as the Company attempts to create the opportunities necessary to generate higher revenues, and to decrease, compared to the first six months of 1998, as a percentage of revenue due to the Company's efforts to control commission costs and costs associated with marketing programs. *The Company's operating results will be materially adversely affected if its increased marketing and sales expenditures do not result in increased revenue.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation or the expensing of development equipment, the costs of an ISO 9001 quality program, travel and supplies. Research and development expenses increased 49% from $1.2 million in the second quarter of 1997 to $1.8 million in the second quarter of 1998. Research and development expenses increased 69% from $2.2 million for the six month period ended June 30, 1997 to $3.7 million for the corresponding period of 1998. The expense increase in both periods resulted primarily from increases in personnel and the resulting increase in compensation expense, increased depreciation, amortization and equipment expense, as well as the costs of funding ongoing engineering activities in India. As a percent of total revenues, research and development costs were 28% in the second quarter of 1998 compared to 17% in the second quarter of 1997 and 33% for the six month period ending June 30, 1998 compared to 19% for the like period in 1997. The increases as a percentage of revenues were due to higher expenses associated with increased personnel and lower than expected revenues. *The Company believes that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of its products. *Although the Company expects research and development expenses to increase in absolute dollar terms and as a percentage of revenue in 1998, the Company does not expect to continue to upgrade its engineering infrastructure and hire additional personnel without corresponding increases in revenue, as the Company's results of operations would be adversely affected. However, even maintaining the Company's current engineering infrastructure without increases in revenue from second quarter 1998 levels would have a material adverse effect on the Company's results of operations. To date, all research and development expenditures have been expensed as incurred.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. General and administrative expenses increased 24% from $796,000 in the second quarter of 1997 to $1.0 million in the second quarter of 1998. General and administrative expenses increased 48% from $1.3 million for the six month period ended June 30, 1997 to $1.9 million for the corresponding period of 1998. Both period increases were attributable principally to compensation costs associated with an increased number of information systems and accounting employees and ongoing facility costs resulting from the occupancy of a significantly larger facility in 1998 compared to 1997. As a percentage of total revenues, general and administrative costs increased in the second quarter of 1998 to 15% from 11% in the second quarter of 1997 and for the six month period ending June 30, 1998 increased to 17% from 11% for the like period in 1997. The increases as a percentage of revenues were due to higher expenses and lower than expected revenues. *For the remainder of 1998, the Company expects general and administrative expenses to decrease in absolute dollar terms from the first six months of 1998 quarterly level, but increase, compared to 1997 levels, due to the costs associated with supporting the Company's expected growth, the costs associated with defending the securities litigation against the Company and certain of its current and former directors and officers, and certain severance costs incurred in connection with recent changes to the Company's management. *The Company expects that general and administrative expenses will also increase as a percentage of revenue. The Company will not upgrade its administration infrastructure and hire additional personnel without corresponding increases in revenue, as the Company's results of operations would be adversely affected. However, even maintaining the Company's current administrative infrastructure without increases in revenue from second quarter 1998 levels would have a material adverse effect on the Company's results of operations.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During the second quarter, of 1997 and 1998, the Company amortized $121,000 per quarter. For the six month period ending June 30, 1998 the Company amortized $242,000, while in the corresponding period in 1997 the Company amortized $129,000. *The Company expects to amortize $121,000 per quarter for the remainder of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $0.5 million from $3.7 million at December 31, 1997 to $3.2 million at June 30, 1998. Short-term investments decreased by $6.1 million from $6.1 million at December 31, 1997 to $2,000 at June 30, 1998. The decreases in both cash and short term investments were the result of financing net losses experienced in the six month period ended June 30, 1998. The Company's short-term investments consisted of United States Treasury Bills. *Management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

For the six month period ended June 30, 1998, the Company's operating activities used $7.0 million of cash and cash equivalents primarily as a result of funding the net loss for the period and decreases in accrued liabilities, deferred revenue and accounts payable, offset by reductions in accounts receivables, increases in depreciation, amortization and provision for doubtful accounts. Investing activities generated net cash of $4.7 million, principally from the sale of short term investments, while the acquisition of equipment, and reduction in deposits and other assets used cash. Financing activities provided cash of $1.8 million, as $2.0 million provided by short term bank financing and $0.4 million provided from the sale of common stock to employees was partially offset by the principal repayment on equipment leases and long term bank note in the amount of $0.6 million.

The Company's total assets decreased by 24% from $32.2 million at December 31, 1997 to $24.6 million at June 30, 1998. The decrease in total assets was primarily due to the reduction in accounts receivable balances, caused by reduced revenues, as well as a reduction in cash balances used to fund operating activities.

The Company's total liabilities increased 9% from $12.9 million at December 31, 1997 to $14.0 million at June 30, 1998. This increase was primarily due to a an increase in short term bank borrowings, offset in part by a reduction in long term bank borrowings, accrued liabilities, deferred revenue and notes payable.

The Company's total shareholders' equity decreased 45% from $19.3 million at December 31, 1997 to $10.5 million at June 30, 1998. This decrease primarily results from the net loss of $8.9 million for the six month period ended June 30, 1998.

The Company maintains a revolving credit line with a bank that expires on May 31, 1999. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of June 30, 1998, $1,666,000 of borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (8.5 percent at June 30, 1998). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated these original covenants, effective May 6, 1998 in order to comply with the Company's projected financial results. Certain of the covenants, with which the Company was not in compliance with as of June 30, 1998, have been waived through such date. The Company is currently negotiating amendments to these covenants. However the Company may not be successful in negotiating commercially reasonable amendments to these covenants, and the Company may not be able to meet any such amended covenants. Failure to meet the Company's debt covenants in the future would have a material adverse effect on the Company's financial condition.

The Company entered into an interest only, variable rate note of $2.5 million with a bank that matured March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated these original covenants, effective May 6, 1998 in order to comply with the Company's projected financial results. Certain of the covenants, with which the Company was not in compliance with as of June 30, 1998, have been waived through such date. The Company is currently negotiating amendments to these covenants. However the Company may not be successful negotiating commercially reasonable amendments to these covenants, and the Company may not be able to meet any such amended covenants. Failure to meet the Company's debt covenants in the future would have a material adverse effect on the Company's financial condition.

*The Company is attempting to raise additional funds through the sale of equity securities or other means in the near future, and such action is required by the terms of the Company's amended debt covenants. *There can be no assurance that any such funds will be available on favorable terms, if at all. *If the Company is unable to raise additional funds the Company will be dependent on earnings from operations to fund operations, and possibly to repay outstanding bank debt. *There can be no assurance that earnings from operations would be sufficient for that purpose, and the Company would likely be required to significantly reduce operations or take other actions that would have a material adverse effect on the Company's business. *The sale of additional equity would result in dilution to the Company's shareholders.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. In addition, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

     UNPREDICTABILITY OF REVENUE. The Company's revenue has fluctuated dramatically on a quarterly and annual basis, and the Company expects this trend to continue. These dramatic fluctuations result from a number of factors, including: (i) the lengthy and highly consultative sales cycle associated with the Company's products; (ii) uncertainty regarding the timing and scope of customer deployment schedules of applications based on the Versant ODBMS; (iii) fluctuations in domestic and foreign demand for the Company's products and services, particularly in the telecommunications, Internet/Intranet/Extranet and financial services markets; (iv) the impact of new product introductions by the Company and its competitors; (v) the Company's unwillingness to significantly lower prices to meet lower prices set by the Company's competitors; (vi) the effect of publications of opinions about the Company and its competitors and their respective products; and (vii) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors. A number of other factors make it impossible to predict the Company's operating results for any period prior to the end of that period. The Company's software is shipped to a customer at receipt of the customer's order, and consequently, the Company has little order backlog. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Historically, a majority of the Company's total revenue in any quarter has been recorded, and a majority of the orders for the Company's products have been booked, in the third month of that quarter, with a concentration of such revenue and orders in the last few days of that quarter. The Company expects this trend to continue. Many of these factors are beyond the Company's control. In addition, the Company's increasing practice of licensing products on a project basis may reduce the potential for recurring deployment revenue for certain customer applications.

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

     LIMITED WORKING CAPITAL. The Company incurred a significant reduction in working capital in the first six months of 1998. *The Company is attempting to raise additional funds through the sale of equity securities or other means in the near future, and such action is required by the terms of the Company's amended debt covenants. *There can be no assurance that any such funds will be available on favorable terms if at all. *If the Company is unable to raise additional funds the Company will be dependent on earnings from operations to fund operations, and possibly to repay outstanding bank debt. *There can be no assurance that earnings from operations would be sufficient for that purpose, and the Company would likely be required to significantly reduce operations or take other actions that would have a material adverse effect on the Company's business. *The sale of additional equity would result in dilution to the Company's shareholders.

     RELIANCE ON TELECOMMUNICATIONS, INTERNET/INTRANET/EXTRANET AND FINANCIAL SERVICES MARKETS. Historically, the Company has been highly dependent upon the telecommunications industry and is becoming increasingly dependent upon the Internet/Intranet/Extranet and financial services markets. The Company's success in the telecommunications, Internet/Intranet/Extranet and financial service markets is dependent, in part, on the Company's ability to compete with alternative technology providers and the extent to which the Company's customers and potential customers believe the Company has the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, the Company may not be successful in generating additional opportunities in these markets. The need for and type of applications and commercial products for the telecommunications, Internet/Intranet/Extranet and financial services markets is continuing to develop, is rapidly changing, and is characterized by an increasing number of new entrants whose products may compete with those of the Company. As a result, it is difficult to predict the future growth of these markets, and demand for object-oriented databases in these markets may not develop or be sustainable. The Company also may not be successful in attaining a significant share of such market. In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial customization of the Company's products. Although the Company seeks to generate consulting revenue in connection with these customization efforts, the Company has offered, and may, under certain circumstances continue to offer, free or reduced price consulting. This practice has impacted, and will continue to impact, the Company's service margins and will require that the Company maintain a highly skilled service infrastructure with specific expertise in these markets.

     CUSTOMER CONCENTRATION. Notwithstanding the Company's recent efforts to reduce its reliance on large prepaid licenses, a significant portion of the Company's total revenue has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment has caused, and is likely to cause in the future, material fluctuations in the Company's operating results, particularly on a quarterly basis. For example, in the first quarter of 1998, three customers accounted for 27% of the Company's total revenue, and in the second quarter of 1998 three customers accounted for 30% of the Company's total revenue. In addition, the Company's major customers tend to change from year to year. The loss of any one or more of the Company's major customers or the Company's inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on the Company's business and operating results.

     LENGTHY SALES CYCLE. The Company's sales cycle, which varies substantially from customer to customer, often exceeds six months and can sometimes extend to a year or more. Due in part to the strategic nature of the Company's products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. The decision to license the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the uses and benefits of the Company's products, and the Company must frequently commit pre-sales support resources, such as assistance in performing bench marking and application prototype development. Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period. Although the Company seeks to develop relationships with best-of-class VARs in the telecommunications and financial services markets in order to strengthen the Company's indirect sales activity, the Company has not yet entered into such relationships and may not be successful in developing such relationships. In addition, the Company's VARs may be subject to a lengthy sales cycle for the Company's products.

     RISKS OF INTERNATIONAL OPERATIONS. The Company's international operations are subject to a number of risks. Such risks include, but are not limited to:
(i) longer receivable collection periods; (ii) changes in regulatory requirements; (iii) dependence on independent resellers; (iv) multiple and conflicting regulations and technology standards; (v) import and export restrictions and tariffs; (vi) difficulties and costs of staffing and managing foreign operations; (vii) potentially adverse tax consequences; (viii) foreign exchange fluctuations; (ix) the burdens of complying with a variety of foreign laws; and (x) the impact of business cycles and economic instability outside the United States, including the current economic instability in Asia.

     TECHNOLOGY DEVELOPMENT RISKS. Versant believes that significant research and development expenditures will be necessary to remain competitive. While the Company believes its research and development expenditures will improve the Versant ODBMS and result in successful peripheral product introductions, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties impacting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems. In particular, the Company notes that it has not yet achieved commercial acceptance for its VMA, VIA and VersantWeb products, which the Company believes is due to the highly competitive nature of the markets for Internet/Intranet/Extranet development tools, and there is a risk that these products may not achieve commercial acceptance.

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

     SECURITIES LITIGATION. The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998 a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaints seek an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. However, securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

     YEAR 2000 RISKS. The Company has and will continue to make certain investments in software applications and systems to ensure that the Company's products are Year 2000 compliant. In particular, the Company's purchase of $7.3 million of property and equipment during 1997 included substantial investments in management and information systems designed to be Year 2000 compliant. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers or of providers of third-party technology that may be integrated with the Company's products. The Company has been reviewing its financial and operating systems to identify and assess the requirements to bring hardware systems and software applications to Year 2000 compliance. Based upon the current information, the Company does not anticipate costs associated with the Year 2000 issue to have a material financial impact on the Company. The process to insure the Company's systems are Year 2000 compliant is expected to be significantly completed by June 30, 1999, with extensive testing to be done through the remainder of 1999. The Company believes that with its conversions to new software and modifications to existing computer hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. In the event that any of the Company's significant suppliers or customers, or such third-party technology providers, does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998 a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. However, securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 1998, at the Company's Annual Meeting of Shareholders, the Company's shareholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of April 27, 1998, the record date for the Annual Meeting, there were approximately 9,077,777 shares of the Company's Common Stock outstanding and entitled to vote of which 6,931,680 were present in person or by proxy and voted at the meeting.

     1. Proposal to elect five directors of the Company, each to serve until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

                                    FOR                      WITHELD
                                    ---                      -------
     David Banks                  6,875,498                  56,182
     Mark Leslie                  6,847,831                  83,849
     Stephen J. Gaal              6,887,861                  43,819
     Nick Ordon                   6,894,830                  36,850
     James Simpson                6,849,481                  82,199

     2. Proposal to approve an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 75,000 shares.

     For           6,781,344
     Against         121,500
     Abstain          28,836

     3. Proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name from Versant Object Technology Corporation to Versant Corporation.

     For           6,877,655
     Against          27,428
     Abstain          26,597

     4. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 1998.

     For          6,882,615
     Against         24,710
     Abstain         24,355

ITEM  5.  OTHER INFORMATION

The following statement is provided pursuant to rule 14a-5 promulgated under the Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's 1999 Annual Meeting of Shareholders will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by the shareholders for consideration at such meeting after March 27, 1999.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit No.    Exhibit Title
-----------    -------------
 3.06          Certificate of Amendment of Amended and Restated Articles of
               Versant Object Technology Corporation
10.19          Revolving Credit Loan and Security Agreement Dated May 15, 1997
10.20          Consulting Agreement Between Company and David Banks Dated
               January 7, 1998
10.21          Variable Rate-Installment Note Dated March 19, 1998
10.22          Equipment Rider Dated March 19, 1998
10.23          Corporate Resolution and Incumbency Certification Dated March 30,
               1998
10.24          Modification to Loan and Security Agreement Dated May 6, 1998
10.25          Waiver to Loan and Security Agreement Covenants Dated August 10,
               1998

27.01          Financial Data Schedule

(b)            No Reports on Form 8-K were filed during the quarter ended June
               30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORPORATION

Date: August 14, 1998                       /s/ Gary Rhea
---------------------------                 ------------------------------------
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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT TITLE
     3.06  --     Certificate of Amendment of Amended and Restated Articles of Versant Object Technology Corporation

    10.19  --     Revolving Credit Loan and Security Agreement dated May 15, 1997

    10.20  --     Consulting Agreement between  Company and David Banks dated January 7, 1998

    10.21  --     Variable Rate-Installment Note dated March 19, 1998

    10.22  --     Equipment Rider dated March 19, 1998

    10.23  --     Corporate Resolution and Incumbency Certification dated March 30, 1998

    10.24  --     Modification to Loan and Security Agreement dated May 6, 1998

    10.25  --     Waiver to Loan and Security Agreement Covenants Dated August 10, 1998

    27.01  --     Financial Data Schedule