Form 10-Q
period 1998-09-30
VERSANT CORP
filed 1998-11-13
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         The number of shares of common stock, no par value, outstanding as of October 30, 1998: 9,450,605

           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                               VERSANT CORPORATION
                                   FORM 10-QSB
                    Quarterly Period Ended September 30, 1998

                                Table of Contents

                                                                                                           Page No.
                                                                                                           --------
Part I.  Financial Information

    Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997                               3

         Consolidated Statements of Operations -- Three and Nine Months Ended September 30, 1998 and 1997      4

         Consolidated Statements of Cash Flows --Nine Months Ended September 30, 1998 and 1997                 5

         Notes to Consolidated Financial Statements                                                            6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Part II.  Other Information

    Item 1.  Legal Proceedings                                                                                 20

    Item 2.  Exhibits and Reports on Form 8-K                                                                  20



Signature                                                                                                       21

                      VERSANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    1998               1997
                                                                  --------           --------
                                                                 (UNAUDITED)            *
ASSETS

Current assets:
      Cash and cash equivalents                                   $  1,199           $  3,717
      Short-term investments                                             2              6,114
      Accounts receivable, net                                       6,153              9,569
      Deferred license cost                                            278              1,028
      Other current assets                                           2,220              1,272
                                                                  --------           --------
              Total current assets                                   9,852             21,700

      Property and equipment, gross                                 13,451             11,178
         Accumulated depreciation                                   (5,700)            (4,111)
                                                                  --------           --------
             Property and equipment, net                             7,751              7,067
                                                                  --------           --------
      Other assets                                                     770                466
      Excess of cost of investment over fair value of
          net assets acquired                                        3,833              2,973
                                                                  --------           --------
              Total assets                                        $ 22,206           $ 32,206
                                                                  ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term bank borrowings                                  $  2,406           $    629
      Current portion of long-term debt                              1,199                721
      Current portion of capitalized lease obligations                 595                404
      Notes payable                                                     --                106
      Accounts payable                                               2,353              1,072
      Accrued liabilities                                            2,993              3,278
      Deferred revenue                                               2,619              3,262
                                                                  --------           --------
              Total current liabilities                             12,165              9,472
                                                                  --------           --------

Long-term liabilities, net of current portion:
      Deferred revenue                                                 800              1,087
      Long-term bank borrowings                                      1,261              1,801
      Capitalized lease obligations                                    504                546
                                                                  --------           --------
              Total liabilities                                     14,730             12,906
                                                                  --------           --------

Shareholders' equity:
      Common stock                                                  44,382             42,980
      Accumulated deficit                                          (36,925)           (23,955)
      Cumulative translation adjustment                                 19                275
                                                                  --------           --------
              Total shareholders' equity                             7,476             19,300
                                                                  --------           --------

              Total liabilities and shareholders' equity          $ 22,206           $ 32,206
                                                                  ========           ========



      * Derived from audited financial statements



         The accompanying notes are an integral part of these statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                            ----------------------------  ------------------------------
                                                1998           1997           1998             1997
                                            -------------  -------------  --------------   -------------
 Revenue:
      License                                     $3,627         $7,241         $10,661         $14,740
      Services                                     2,247          2,159           6,342           5,809
                                            -------------  -------------  --------------   -------------
          Total revenue                            5,874          9,400          17,003          20,549

 Cost of revenue:
      License                                        635            619           1,735             971
      Services                                     1,578          1,205           5,214           3,169
                                            -------------  -------------  --------------   -------------
            Total cost of revenue                  2,213          1,824           6,949           4,140

 Gross profit                                      3,661          7,576          10,054          16,409

 Operating expenses:
      Marketing and sales                          4,105          4,726          13,414          11,231
      Research and development                     1,867          1,467           5,517           3,625
      General and administrative                     928            756           2,828           2,039
      Amortization of goodwill                       122            121             364             250
      Acquired in-process research
      and development cost                           524              -             524               -
                                            -------------  -------------  --------------   -------------
            Total operating expenses               7,546          7,070          22,647          17,145

 Income (loss) from operations                   (3,885)            506        (12,593)           (736)

      Other income (expense)                       (170)            121           (363)             478
                                            -------------  -------------  --------------   -------------

 Income (loss) before taxes                      (4,055)            627        (12,956)           (258)

      Provision for taxes                              -              2              14              25

                                            -------------  -------------  --------------   -------------
 Net income (loss)                              $(4,055)           $625       $(12,970)          $(283)
                                            =============  =============  ==============   =============


 Basic net income (loss) per share               $(0.44)          $0.07         $(1.42)         $(0.03)
                                            =============  =============  ==============   =============
 Diluted net income (loss) per share             $(0.44)          $0.07         $(1.42)         $(0.03)
                                            =============  =============  ==============   =============

 Basic weighted average common shares              9,245          8,977           9,122           8,912
 Diluted weighted average common shares            9,245          9,430           9,122           8,912



         The accompanying notes are an integral part of these statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       ---------------------------
                                                                         1998               1997
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(12,970)          $   (283)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                       1,811                846
      Provision for doubtful accounts                                       334               (151)
      Changes in current assets and liabilities:
        Accounts receivable                                               3,082             (2,550)
        Prepaid expenses and other current assets                          (198)            (1,265)
        Accounts payable                                                  1,281                731
        Accrued liabilities and taxes                                      (285)              (152)
        Deferred revenue                                                   (930)             1,234
                                                                       --------           --------
            Net cash used in operating activities                        (7,875)            (1,590)
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (1,910)            (5,818)
  Purchases of short-term investments                                        --            (11,877)
  Proceeds from sale and maturities of short-term investments             6,112             18,229
  Acquisition of Versant Europe, net of cash acquired                        --             (1,987)
  Acquisition of Soft Mountain, net of cash acquired                       (437)                --
  Deposits and other assets                                                (304)              (227)
                                                                       --------           --------
        Net cash provided by (used in) investing activities               3,461             (1,680)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional capital lease                                     --                302
  Net proceeds from sale of common stock                                    757                808
  Principal payments under long term note                                  (168)                --
  Principal payments under capital lease obligations                       (458)               (41)
  Proceeds from long-term borrowings                                         --              1,222
  Short term note and bank debt                                           1,777               (304)
                                                                       --------           --------
        Net cash provided by financing activities                         1,908              1,987
                                                                       --------           --------

Effect of exchange rate changes on cash                                     (11)               105

                                                                       --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2,518)            (1,178)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          3,717              5,267
                                                                       ========           ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  1,199           $  4,089
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

The Company recognizes revenue from perpetual software license agreements upon shipment of the software if no significant modification of the software is required, payments are due within the Company's normal payment terms and collection of the resulting receivable is probable. If an acceptance period is required, the Company recognizes revenue upon the earlier of customer acceptance or the expiration of the acceptance period.

The Company has entered into contracts with certain of its customers that require the Company to perform development work in return for nonrecurring engineering fees. The Company recognizes revenue related to such nonrecurring engineering fees on a percentage of completion basis.

The Company recognizes maintenance revenue ratably over the term of the maintenance contract. The Company recognizes consulting and training revenue when the Company receives a customer's purchase order and performs the services.

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

Basic net loss per share was computed using the weighted average number of shares outstanding. Diluted net loss per share for the three and nine months ended September 30, 1998 and the nine months ended September 30, 1997 was the same as basic net loss per share due to losses in these periods, because the inclusion of dilutive securities in the calculations would have been antidilutive.

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

         A summary of comprehensive income (loss) follows (in thousands):

                                                      THREE MONTHS ENDING                  NINE MONTHS ENDING
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ---------------------------           ---------------------------
                                                   1998               1997               1998               1997
                                                 --------           --------           --------           --------
Net income (loss)                                $ (4,055)          $    625           $(12,970)          $   (283)
Foreign currency translation adjustment               (14)               (49)              (257)               (19)
                                                 --------           --------           --------           --------
Comprehensive income (loss)                      $  (4,069)         $    576           $(13,227)          $   (302)

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

4.    TERM LOAN

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated the original covenants effective June 30, 1998 in order to comply with the Company's projected financial results. Certain of these new covenants, which the Company was not in compliance with as of September 30, 1998, have been waived through December 31, 1998.

5.   LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998 a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. The Plaintiff has filed a response to the Company's motion to dismiss and the Company has filed an opposition to Plaintiffs response. The motion to dismiss will be submitted to the court for consideration on November 13, 1998. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.


6.   ACQUISITION OF SOFT MOUNTAIN

On September 15, 1998, the Company acquired 100% of the outstanding equity (the "Acquisition") of Soft Mountain S.A. ("Soft Mountain"), a French company. Soft Mountain develops event-driven middleware software solutions that combine object orientation and deterministic event processing in a distributed business system.

The Acquisition was effected pursuant to a Share Purchase Agreement, dated as of July 30, 1998 (the "Agreement"), by and between Versant and the shareholders of Soft Mountain. Versant believes that the Acquisition will enable it to broaden the scope of its object-oriented database solutions by leveraging Soft Mountain's technology, particularly for electronic commerce applications.

Pursuant to the terms of the Agreement, the Company acquired 100% of the outstanding equity of Soft Mountain from the shareholders of Soft Mountain in return for 810,000 French Francs in cash (approximately $136,000) and 245,586 shares of Versant Common Stock, no par value, valued at $2.625 and incurred approximately $301,000 in legal and administrative expenses. The cash portion of the purchase price was funded by working capital.

Pursuant to the Agreement, the Company is obligated to use reasonable efforts to file, before September 30, 1998, a registration statement on Form S-3 (or other appropriate form) with the Securities and Exchange Commission with respect to the resale of the shares of Versant Common Stock issued to the shareholders of Soft Mountain. The Company has not filed such registration statement to date.

The issuance of the shares of Versant Common Stock to the shareholders of Soft Mountain was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

The acquisition of Soft Mountain was accounted for using the purchase method and resulted in the Company recording an intangible asset representing the cost in excess of fair market value of the net assets acquired (goodwill) in the amount of $1.2 million, which is being amortized over a five year period. Consolidated operations for the quarter ending September 30, 1998 include total revenue and operating expenses from Soft Mountain of approximately $50,000 and $9,000, respectively, for the period from date of acquisition to September 30, 1998.

In the acquisition, the Company acquired Soft Mountain's software that is still in the development stage. The Company expects to complete the software development by first quarter 1999. The Company has written off the research and development costs associated with the purchased software, as the software is still in the development stage and the software has no alternative future use.

The purchase price and allocation of net assets acquired is summarized below:

Value of common stock                        $  645,000
Cash Paid                                       136,000
Liabilities assumed                             756,000
Acquisition expense                             301,000
                                             ----------
         Total                               $1,838,000
                                             ==========

Tangible assets acquired                     $   90,000
Goodwill                                      1,224,000
In-process research and development             524,000
                                             ----------
         Total                               $1,838,000
                                             ==========

The following table presents the unaudited pro forma results assuming that the Company had acquired Soft Mountain at the beginning of 1997. Net loss per share has been adjusted to exclude the writeoff of acquired in-process research and development of $524,000 in the nine month period ended September 30, 1998.

                                         Twelve Months     Nine Months
                                        Ended 12/31/97     Ended 9/30/98
                                         (unaudited)       (unaudited)
                                         -----------       -----------
Revenue                                    30,108            17,230
Net Loss                                   (2,701)          (13,148)
Basic and Diluted Loss Per Share          $ (0.29)          $ (1.41)

7.   SUBSEQUENT EVENT

On October 16, 1998, the Company raised $3.6 million through the private placement of a Convertible Secured Subordinated Promissory Note. The funding was provided by Vertex Technology Fund Pte. ("Vertex"), a fund managed by Vertex Management.

The Note issued to Vertex is convertible at Vertex's option into common stock of the Registrant at a price of $1.925 per share. Versant currently has approximately 9,450,000 shares of common stock outstanding. The Note is secured by the assets of the Registrant, is subordinated to the Registrant's existing lines of credit and is due in October 2001, but may mature or be automatically converted sooner under certain circumstances. Vertex has agreed not to sell its interest in the Note or underlying common stock for a period of six months from the closing.

Neither the Note nor the shares issuable upon conversion of the Note have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and the Note and such shares may not be offered or sold in the United States absent registration or an exemption from applicable registration requirements. The Note was issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The Company has agreed to file a registration statement for the resale of the shares of Versant common stock issuable upon conversion of the Note, but has not yet done so.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, including in the section entitled "Other Factors That May Affect Future Operating Results", and in the Company's Form 10-KSB for the year ended December 31, 1997, that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-QSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "may," "future," "intends" and similar expressions are intended to identify forward-looking statements, however neither method is the exclusive manner of identifying such statements. In addition, the section entitled "Risk Factors" has no asterisks for improved readability, but includes a substantial number of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Substantially all of Versant's revenue has been derived from (i) sales of development, deployment and project licenses for the Versant Object Database Management System (the "Versant ODBMS"), (ii) sales of licenses for object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, Internet/Intranet/Extranet integration tools and multimedia management tools related to the Versant ODBMS (the "Peripheral Products"), (iii) related maintenance and support, training and consulting (the "Associated Services") and
(iv) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS. During the third quarter of 1998, the Company's operating results were adversely impacted by a decreased willingness of the Company's current and potential customers to purchase large pre-paid project licenses (customer buys more licenses initially then intends to deploy immediately), coupled with the Company's decision to limit its practice of granting price discounts in connection with the sale of such licenses. *In an effort to generate recurring revenue opportunities and improve its ability to forecast revenues and consequently manage expenses, the Company seeks to focus more on smaller and recurring license opportunities with its current and potential customers than on large pre-paid project licenses. *In the past, a significant portion of the Company's total revenue has been derived from a limited number of large pre-paid licenses and the Company's decision to reduce its focus on such licenses has adversely impacted its operating results in the past quarters and may adversely impact its operating results in subsequent quarters. See "Other Factors That May Affect Future Operating Results--Customer Concentration." *In addition, the Company seeks to develop relationships with best-of-class value-added resellers ("VARs") in the telecommunications and financial services markets in order to strengthen the Company's indirect sales activity, although the Company may not be successful in developing such relationships and such VARs may not be successful in reselling the Company's products. See "Other Factors That May Affect Future Operating Results--Lengthy Sales Cycle." *Although, the Company has taken steps to decrease its operating expenses from the first nine months of 1998 levels, it expects expenses in the forth quarter to exceed the third quarter spending levels, due to increased R&D spending due to the Soft Mountain acquisition and additional marketing program costs. However, the Company's ability to manage expenses given the unpredictability of its revenues is uncertain, and the Company is required to maintain a significant infrastructure in order to develop, market and support its products. See "Risk Factors--Unpredictability of Revenue" and "--Uncertain Ability to Manage Costs Given Unpredictability of Revenue."

RESULTS OF OPERATIONS

The following table sets forth the percentages that statement of operations items compare to total revenue for the three and nine months ended September 30, 1998 and 1997.


                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                          ------------------        ------------------
                                           1998         1997         1998         1997
                                          -----        -----        -----        -----
Revenue:
     License                               61.7%        77.0%        62.7%        71.7%
     Services                              38.3%        23.0%        37.3%        28.3%
                                          -----        -----        -----        -----
         Total revenue                    100.0%       100.0%       100.0%       100.0%

Cost of revenue:
     License                               10.8%         6.6%        10.2%         4.7%
     Services                              26.9%        12.8%        30.7%        15.4%
                                          -----        -----        -----        -----
           Total cost of revenue           37.7%        19.4%        40.9%        20.1%

Gross profit                               62.3%        80.6%        59.1%        79.9%

Operating expenses:
     Marketing and sales                   69.9%        50.3%        78.9%        54.7%
     Research and development              31.8%        15.6%        32.4%        17.6%
     General and administrative            15.8%         8.0%        16.6%         9.9%
     Amortization of goodwill               2.1%         1.3%         2.1%         1.2%
     Acquired in-process research
      and development cost                  8.9%          --          3.1%          --
                                          -----        -----        -----        -----
           Total operating expenses       128.5%        75.2%       133.1%        83.4%

Income (loss) from operations             -66.1%         5.4%       -74.0%        -3.6%

     Other income (expense)                -2.9%         1.3%        -2.1%         2.3%
                                          -----        -----        -----        -----

Income (loss) before taxes                -69.0%         6.7%       -76.1%        -1.3%

     Provision for taxes                     --           --          0.1%         0.1%

                                          -----        -----        -----        -----
Net income (loss)                         -69.0%         6.7%       -76.2%       -1.4%
                                          =====        =====        =====        =====



REVENUE

The Company's total revenue decreased 37% from $9.4 million in the third quarter of 1997 to $5.9 million in the third quarter of 1998. This decrease was principally due to the increased difficulty of securing several large, profitable, prepaid software license agreements. The Company's total revenue decreased 17% from $20.5 million for the nine months ended September 30, 1997 to $17.0 million in the corresponding period of 1998. This decrease was principally due to a reduction in large license orders, due to the increased difficulty of securing large, profitable, pre-paid software licenses, partially offset by increased smaller license orders and service revenue in the first nine months of 1998.

License revenue

License revenue decreased 50% from $7.2 million in the third quarter of 1997 to $3.6 million in the third quarter of 1998. License revenue decreased 27% from $14.7 million for the nine months ended September 30, 1997 to $10.7 million in the corresponding period of 1998. These decreases were principally due to decreases in large prepaid domestic and international license sales to new and existing commercial customers. In the past, a significant portion of the Company's total revenue has been derived from a limited number of large pre-paid licenses, and the Company's decision to reduce its focus on such licenses has adversely impacted its operating results in the past few quarters. License revenue as a percentage of total revenue decreased from 77% to 61% from the third quarter of 1997 to the third quarter of 1998, and from 72% to 63% from the nine months ended September 30, 1997 to the corresponding period of 1998 due to the reasons described above. *The Company believes license revenues in absolute dollars and as a percentage of total revenues will decline for the full year 1998 compared to 1997. See "Risk Factors-Unpredictability of Revenue".

Service revenue

Services revenue was flat at $2.2 million in the third quarters of 1997 and 1998. Services revenue increased 9% from $5.8 million for the nine months ended September 30, 1997 to $6.3 million in the corresponding period of 1998. The increases in services revenue for the nine month period were primarily due to increased domestic and international consulting business and increased maintenance revenue on a larger installed customer base.

International revenue

International revenue increased from 22% of the Company's total revenue in the third quarter of 1997 to 44% in the third quarter of 1998. International sales accounted for approximately 24% of the Company's total revenue for the nine months ended September 30, 1997 compared to 43% in the corresponding period of 1998. These increases in international revenues during the three and nine months ended September 30, 1998 compared to the corresponding periods of 1997 resulted primarily from reduced US revenue and higher sales in Germany, UK, France, Australia and Asia Pacific and the Company's increased marketing and sales investment, including the hiring of additional personnel. In addition, as a result of the acquisition of Versant Europe in March 1997, the Company began recognizing license and service revenue from Versant Europe that would have been recognized only at a 40 percent royalty rate and 25 percent royalty rate, respectively, had Versant Europe not been acquired. *The Company intends to maintain its sales and marketing activities outside the United States, including Europe, Hong Kong, China, Korea and other Asia/Pacific countries primarily focused on building indirect distribution channels. *This will require significant management attention and financial resources, and may increase costs and impact margins unless and until corresponding revenue is achieved. In addition the Company may not be successful in creating additional indirect distribution channels or in generating revenue from these channels. *The Company expects total international revenue for the year 1998, as a percentage of total revenue, to be higher than the 1997 level. (Note, the company conducts business primarily in US dollars).

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue increased 22% from $1.8 million in the third quarter of 1997 to $2.2 million in the third quarter of 1998, due in part to increased amortization of certain license fees associated with the acquisition of Versant Europe in 1997, but principally as a result of a substantial increase in the cost of services revenue resulting from the expansion of the consulting, training and support organizations. Total cost of revenue as a percentage of total revenue increased from 19% in the third quarter of 1997 to 37% in the third quarter of 1998. Total cost of revenue increased 68% from $4.1 million for the nine months ended September 30, 1997 to $6.9 million in the corresponding period of 1998 due to the same reasons stated above. Total cost of revenue as a percentage of total revenue increased from 21% for the nine months ended September 30, 1997 to 41% in the corresponding period of 1998.

Cost of license revenue consists primarily of amortization of certain license fees associated with the acquisition of Versant Europe in 1997, adjustments to bad debt reserves, product media, user manuals, freight, product royalty obligations incurred by the Company when it sub-licenses Third-Party Products and production labor costs. Cost of license revenue remained flat at $.6 million in the third quarter of 1998 compared to the like period in 1997. However as a percent of license revenue, third quarter 1998 was 17% compared to 8% in the third quarter of 1998, due to reduced license revenues. Cost of license revenues increased 70% from $971,000, or 7% of license revenue, for the nine months ended September 30, 1997 to $1.7 million or 16% of license revenue in the corresponding period of 1998 due to amortization of certain capitalized license fees associated with the acquisition of Versant Europe, and to an increase in bad debt reserves, based on management's assessment of the adequacy of such reserves.

Cost of services revenue consists principally of personnel costs associated with providing consulting, technical support and training. These costs increased 33% from $1.2 million or 55% of services revenue in the third quarter of 1997 to $1.6 million or 70% of services revenue in the third quarter of 1998. Cost of services increased 68% from $3.1 million or 53% of services revenue for the nine months ended September 30, 1997 to $5.2 million or 83% of services revenue in the corresponding period of 1998. The significant increase was attributable principally to significant investments in the

Company's services organization infrastructure to support the Company's sales efforts, including higher compensation and operating costs resulting from additions in domestic and international services management, compensation pressures as well as costs associated with customer support activities to service a larger customer base. Cost of services revenue as a percentage of services revenue increased in the three and nine months ended September 30, 1998 compared to the corresponding periods of 1997 due to staff additions in the consulting, training and support organizations without a corresponding increase in consulting and training revenue. *The Company expects cost of services revenue to be a significant percentage of services revenue due to the need for the Company to maintain a significant services organization due to the difficulty in forecasting billable service demand, the unevenness of demand for services (which have historically been reduced during holiday periods) and pricing pressure on fees for services encountered in connection with license sales. *The Company also expects to experience increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which the Company may not be able to offset with increases in the fees the Company charges for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding Associated Services. See "Risk Factors -- Reliance on Telecommunications, Internet/Intranet/Extranet and Financial Services Markets."

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings . Marketing and sales expenses decreased 13% from $4.7 million in the third quarter of 1997 to $4.1 million in the third quarter of 1998. This decrease was the result of reduced, headcount and commission and marketing program costs. Marketing and sales expenses increased 20% from $11.2 million for the nine month period ended September 30, 1997 to $13.4 million for the corresponding period of 1998. This increase in marketing and sales expenses was due to costs associated with the expansion of marketing programs and increased facility costs. As a percentage of total revenues, marketing and sales expenses increased to 70% in the third quarter of 1998 from 50% in the third quarter of 1997 and increased to 79% for the nine month period ending September 30, 1998 compared to 55% for the like period in 1997. The increases as a percentage of total revenues for both periods were the result of lower than expected revenues. *The Company expects that for the remainder of 1998, quarterly marketing and sales expenses will remain flat in absolute dollar terms from the first nine months of 1998 quarterly levels, and decrease, compared to forth quarter 1997 level.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation or the expensing of development equipment, the costs of an ISO 9001 quality program, travel and supplies. Research and development expenses increased 27% from $1.5 million in the third quarter of 1997 to $1.9 million in the third quarter of 1998. Research and development expenses increased 53% from $3.6 million for the nine month period ended September 30, 1997 to $5.5 million for the corresponding period of 1998. The expense increase in both periods resulted primarily from increases in personnel and the resulting increase in compensation expense, increased depreciation, amortization and equipment expense, as well as the costs of funding ongoing engineering activities in India and France. As a percent of total revenues, research and development costs were 32% in the third quarter of 1998 compared to 16% in the third quarter of 1997 and 32% for the nine month period ending September 30, 1998 compared to 18% for the like period in 1997. The increases as a percentage of revenues were due to higher expenses associated with increased personnel and lower than expected revenues. *The Company believes that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of its products. *Although the Company expects research and development expenses to increase in absolute dollar terms, due to the acquisition of Soft Mountain and their engineering efforts, and as a percentage of revenue in 1998, the Company does not expect to continue to upgrade its engineering infrastructure and hire additional personnel without corresponding increases in revenue, as the Company's results of operations would be adversely affected. Increasing the Company's current engineering infrastructure, through the Soft Mountain acquisition or otherwise, without increases in revenue from third quarter 1998 levels will have a material adverse effect on the Company's results of operations. To date, all research and development expenditures have been expensed as incurred.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. General and administrative expenses increased 13% from $.8 million in the third quarter of 1997 to $.9 million in the third quarter of 1998. General and administrative expenses increased 40% from $2.0 million for the nine month period ended September 30, 1997 to $2.8 million for the corresponding period of 1998. Both period increases were attributable principally to compensation costs associated with an increased number of executive and accounting employees and ongoing facility costs resulting from the occupancy of a significantly larger facility in 1998 compared to 1997. As a percentage of total revenues, general and administrative costs increased in the third quarter of 1998 to 16% from 8% in the third quarter of 1997 and for the nine month period ending September 30, 1998 increased to 17% from 10% for the like period in 1997. The increases as a percentage of revenues were due to higher expenses and lower than expected revenues. *For the remainder of 1998, the Company expects general and administrative expenses to decrease in absolute dollar terms from the first nine months of 1998 quarterly level, but increase, compared to 1997 levels, due to the costs associated with supporting the Company's infrastructure, the costs associated with defending the securities litigation against the Company and certain of its current and former directors and officers, and certain severance costs incurred in connection with prior changes to the Company's management. *The Company expects that general and administrative expenses will also increase as a percentage of revenue. The Company will not upgrade its administration infrastructure and hire additional personnel without corresponding increases in revenue, as the Company's results of operations would be adversely affected. However, even maintaining the Company's current administrative infrastructure without increases in revenue from third quarter 1998 levels would have a material adverse effect on the Company's results of operations.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During the third quarter, of 1997 and 1998, the Company amortized $122,000 in the third quarter of 1998 compared to $121,000 in the third quarter of 1997. For the nine month period ending September 30, 1998 the Company amortized $364,000, while in the corresponding period in 1997 the Company amortized $250,000. *The Company expects to amortize $121,000 per quarter for the remainder of 1998. The Company expects to amortize an additional $60,000 per quarter for the next 20 quarters, due to the addition of $1.2 million in goodwill for the acquisition of Soft Mountain.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2.5 million from $3.7 million at December 31, 1997 to $1.2 million at September 30, 1998. Short-term investments decreased by $6.1 million from $6.1 million at December 31, 1997 to $2,000 at September 30, 1998. The decreases in both cash and short term investments were the result of financing net losses experienced in the nine month period ended September 30, 1998. The Company's short-term investments consisted of United States Treasury Bills.

For the nine month period ended September 30, 1998, the Company's operating activities used $7.9 million of cash and cash equivalents primarily as a result of funding the net loss for the period and decreases in accrued liabilities and deferred revenue, offset by increases in accounts payable, reductions in accounts receivables, increases in depreciation, amortization and provision for doubtful accounts. Investing activities generated net cash of $3.5 million, principally from the sale of short term investments, offset in part by capital equipment purchases and the acquisition of Soft Mountain. Financing activities provided cash of $1.9 million, due to $1.8 million provided by short term bank financing and $.7 million provided from the sale of common stock to employees partially offset by the principal repayment on equipment leases and long term bank note in the amount of $0.6 million.

The Company's total assets decreased by 31% from $32.2 million at December 31, 1997 to $22.2 million at September 30, 1998. The decrease in total assets was primarily due to the reduction in accounts receivable balances, caused by reduced revenues, as well as a reduction in cash and short term investment balances used to fund operating activities.

The Company's total liabilities increased 14% from $12.9 million at December 31, 1997 to $14.7 million at September 30, 1998. This increase was primarily due to an increase in short term bank borrowings, offset in part by a reduction in long term bank borrowings, accrued liabilities, deferred revenue and notes payable.

The Company's total shareholders' equity decreased 61% from $19.3 million at December 31, 1997 to $7.5 million at September 30, 1998. This decrease primarily results from the net loss of $13.0 million for the nine month period ended September 30, 1998, offset by the sale of common stock to employees.

The Company maintains a revolving credit line with a bank that expires on May 31, 1999. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of September 30, 1998, $1,661,000 of borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (8.5 percent at September 30, 1998). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated these original covenants, effective June 30, 1998 in order to comply with the Company's projected financial results. Certain of the covenants, with which the Company was not in compliance with as of September 30, 1998, have been waived through December 31, 1998.

The Company entered into an interest only, variable rate note of $2.5 million with a bank that matured March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.5%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated these original covenants, effective June 30, 1998 in order to comply with the Company's projected financial results. Certain of the covenants, with which the Company was not in compliance with as of September 30, 1998, have been waived through December 31, 1998.

In connection with the Company's acquisition of Soft Mountain the Company agreed to register the 245,586 shares issued in such transaction with the SEC on Form S-3 by December 31, 1998. If such shares are not registered by such date the Company may become obligated to repurchase such shares for 6,190,000 French Francs (approximately $1.1 million). There is significant uncertainty as to whether the shares will be registered by the required date and the Company will seek an extension of the time allowed. If an extension is not granted the Company could become obligated to repurchase such shares.

*The Company recently raised $3.6 million in convertible debt financing, from Vertex Technology Fund (see Note 7 Subsequent Event), and may raise additional funds through the sale of equity securities or other means in the near future. *There can be no assurance that any such funds will be available on favorable terms, if at all. *If the Company is unable to raise additional funds the Company will be dependent on cash flow from operations to fund operations, and possibly to repay outstanding bank debt. *Such cash may not be sufficient for these purposes, and if it is not, the Company would likely be required to significantly reduce operations or take other actions that would have a material adverse effect on the Company's business. *The sale of additional equity would result in dilution to the Company's shareholders. *Current resources are not expected to be sufficient to operate through the end of 1999 and additional funding is expected to be necessary.

RISK FACTORS

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. In addition, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

     UNPREDICTABILITY OF REVENUE. The Company's revenue has fluctuated dramatically on a quarterly and annual basis, and the Company expects this trend to continue. These dramatic fluctuations result from a number of factors, including:
       (i) the lengthy and highly consultative sales cycle associated with the Company's products
      (ii) uncertainty regarding the timing and scope of customer deployment schedules of applications based on the Versant ODBMS
     (iii) fluctuations in domestic and foreign demand for the Company's products and services, particularly in the telecommunications, Internet/Intranet/Extranet and financial services markets
      (iv) the impact of new product introductions by the Company and its competitors
       (v) the Company's unwillingness to significantly lower prices to meet prices set by the Company's competitors (vi) the effect of publications of opinions about the Company and its competitors and their respective products (vii) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors.

A number of other factors make it impossible to predict the Company's operating results for any period prior to the end of that period. The Company's ships its software to a customer at receipt of the customer's order, and consequently, the Company has little order backlog. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Historically, the Company records most of its revenue and books most of its orders in the third month of each quarter, with a concentration of such revenue and orders in the last few days of the quarter. The Company expects this trend to continue. Many of these factors are beyond the Company's control.

     UNCERTAIN ABILITY TO MANAGE COSTS GIVEN UNPREDICTABILITY OF REVENUE. The Company expended significant resources in 1997 to build its infrastructure and hire personnel, particularly in the services and sales and marketing sectors, in expectation of higher revenue growth than actually occurred. Although the Company is seeking to control costs, the Company continues to plan for revenue growth and is maintaining, with some reductions, its investments in infrastructure and personnel accordingly. If planned revenue growth does not materialize, the Company's business, financial condition and results of operations will be materially adversely affected.

     LIMITED WORKING CAPITAL. The Company incurred a significant reduction in working capital in the first nine months of 1998. The Company recently raised $3.6 million from Vertex Technology Fund (see Note 7 Subsequent Event), and may raise additional funds through the sale of equity securities or other means in the near future. *There can be no assurance that any such funds will be available on favorable terms if at all. *If the Company is unable to raise additional funds the Company will be dependent on cash flow from operations to fund operations, and possibly to repay outstanding bank debt. *Such cash may not be sufficient for these purposes and if it is not, the Company would likely be required to significantly reduce operations or take other actions that would have a material adverse effect on the Company's business. *The sale of additional equity would result in dilution to the Company's shareholders.

     RELIANCE ON TELECOMMUNICATIONS, INTERNET/INTRANET/EXTRANET AND FINANCIAL SERVICES MARKETS. Historically, the Company has been highly dependent upon the telecommunications industry and is becoming increasingly dependent upon the Internet/Intranet/Extranet and financial services markets. The Company's success in the telecommunications, Internet/Intranet/Extranet and financial service markets is dependent, in part, on the Company's ability to compete with alternative technology providers and on whether the Company's customers and potential customers believe the Company has the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, the Company may not be successful in generating additional opportunities in these markets. The need for and type of applications and commercial products for the telecommunications, Internet/Intranet/Extranet and financial services markets is continuing to develop, is rapidly changing, and is characterized by an increasing number of new entrants whose products may compete with those of the Company. As a result, the Company cannot predict the future growth of these markets, and demand for object-oriented databases in these markets may not develop or be sustainable. The Company also may not be successful in attaining a significant share of such market. In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial customization of the Company's products. Although the Company seeks to generate consulting revenue in connection with these customization efforts, the Company has offered, and may, under certain circumstances continue to offer, free or reduced price consulting. This practice has impacted, and will continue to impact, the Company's service margins and will require that the Company maintain a highly skilled service infrastructure with specific expertise in these markets.

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

     LENGTHY SALES CYCLE. The Company's sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more. Due in part to the strategic nature of the Company's products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. The decision to license the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the uses and benefits of the Company's products, and the Company must frequently commit pre-sales support resources, such as assistance in performing bench marking and application prototype development. Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period. Although the Company seeks to develop relationships with best-of-class VARs in the telecommunications and financial services markets in order to strengthen the Company's indirect sales activity, the Company has not yet entered into such relationships and may not be successful in developing such relationships. In addition, the Company's VARs may be subject to a lengthy sales cycle for the Company's products.

     RISKS OF INTERNATIONAL OPERATIONS. The Company's international operations are subject to a number of risks. Such risks include, but are not limited to:

        (i) longer receivable collection periods
       (ii) changes in regulatory requirements
      (iii) dependence on independent resellers
       (iv) multiple and conflicting regulations and technology standards (v) import and export restrictions and tariffs
       (vi) difficulties and costs of staffing and managing foreign operations
      (vii) potentially adverse tax consequences;
     (viii) foreign exchange fluctuations
       (ix) the burdens of complying with a variety of foreign laws
        (x) the impact of business cycles and economic instability outside the United States, including the current economic instability in Asia.

     TECHNOLOGY DEVELOPMENT RISKS. Versant believes that significant research and development expenditures will be necessary to remain competitive. While the Company believes its research and development expenditures will improve the Versant ODBMS and result in successful peripheral product introductions, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties impacting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems. In particular, the Company notes that it has not yet achieved commercial acceptance for its VMA, VIA and VersantWeb products. The Company believes this is due to the highly competitive nature of the markets for Internet/Intranet/Extranet development tools, and there is a risk that these products may not achieve commercial acceptance.

     Versant also faces certain challenges in integrating third-party technology with its products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of the relationship between the Company and the third-party technology provider, which may result in delays of the commercial release of new products.

     Versant faces further challenges with its acquisition of Soft Mountain. The Soft Mountain R'Net product offering is still under development, and there is uncertainty in both the timing of the release and in the market acceptance of the product. Soft Mountain's geographic location produces additional management and integration challenges, as Versant's product development to date has been performed in California and in India.

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

    The Company's current and prospective competitors include companies that offer a variety of database solutions using various technologies including object database, object-relational database and relational database technologies. Competitors offering object and object-relational database management systems include Oracle Corporation, Computer Associates International, Inc., Object Design, Inc., Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc., Gemstone Systems, Inc., Poet Software Corporation, O2 Corp., ONTOS, Inc., and Fujitsu America, Inc. In addition, the Company's products compete with traditional relational database management systems, many of which have been or are expected to be modified to incorporate object-oriented interfaces and other functionality, and to leverage Java. The principal competitors in the relational database market are Oracle, Sybase, Informix, IBM and Microsoft. The Company expects to face additional competition from other established and emerging companies as the object database market continues to develop and expand. In 1997, Oracle released its Oracle8 product, which, with its objects option, provides object-relational database capabilities, and Computer Associates released its Jasmine ODBMS, which is a pure object-oriented database. Although the Company believes that the decision of relational database vendors to pursue object-relational or object-oriented approaches validates the Company's belief that object-oriented database solutions will be increasingly demanded by today's business organizations, the Company is facing heightened competition. This has resulted and would continue to result in fewer customer orders, price reductions, reduced transaction size, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition and on the market price of the Company's Common Stock. The Company believes that the Versant ODBMS is currently more expensive than typical RDBMSs as well as Oracle's Oracle8 and Computer Associate's Jasmine. Due to the introduction by Oracle and Computer Associates of competing products with lower prices than the Versant ODBMS, the Company may not be able to maintain prices for its products at levels that will enable the Company to market its products profitably. Any decrease in per unit prices, as a result of competition or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company is also indirectly facing competition from developers of middleware products that allow users to connect object-oriented applications to existing legacy data and RDBMSs. To the extent that these products gain market acceptance, they may reduce the market for the Versant ODBMS for less complex object-oriented applications.

     Many of the Company's competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company. As a result, the Company's competitors may be able to devote greater resources to the development, promotion and sale of their products, may have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. The Company may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on its business, operating results and financial condition.

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

     SECURITIES LITIGATION. The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998 a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaints seek an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. The Plaintiff has filed a response to the Company's motion to dismiss and the Company has filed an opposition to Plaintiffs response. The motion to dismiss will be submitted to the court for consideration on November 13, 1998. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

     YEAR 2000 RISKS. The Company, its customer and supplier base are aware and concerned about the risks associated with the Year 2000 ("Y2k") computer issues. If systems do not recognize the correct date when the year changes to 2000, there could be a material adverse effect on the Company's operations. The Company is at risk from both internal and external areas. Versant has categorized its risk into the following areas: (i) internal systems required to operate its business (e.g. operational, financial, product development, safety and environmental controls); (ii) external supplier systems that are necessary to support Versant's business requirements (e.g. raw materials, supplies, shipping and delivery systems, banking, payroll and government systems); and
(iii) product warranty exposure with the Company's customer base.

The Company is currently evaluating its exposure in all these areas. The Company has been reviewing its facility, financial and operating systems to identify and assess the requirements to bring hardware systems and software applications to Y2k compliance. The Company expects to conclude its estimate of exposure to Y2k problems, associated costs and required correction plans by the end of May 1999 and to correct any Y2k problems by October 31, 1999. The Company has not identified any alternative remediation plans in the event Y2k issues can not be adequately corrected. The Company will define any alternative plans if and when it discovers systems that can not be made Y2k compliant. If implementation of upgrade or replacement systems is delayed or if significant new non-compliance issues are discovered, the Company's operations could be materially adversely affected.

The Company has and will continue to make certain investments in software applications and systems to ensure that the Company is Y2k compliant with respect to its internal systems. In particular, the Company's purchase of $7.3 million of property and equipment during 1997 included substantial investments in management and information systems designed to be Y2k compliant.

The Company is currently in the process of implementing a program that will query its suppliers and providers of third-party technology that may be integrated with the Company's products to determine if the suppliers operations, products and services are Y2k compliant. The Company expects to have these questionnaires sent to its third party providers and key suppliers by the end of February 1999 and conclude its review by the end of June 1999. Where practical Versant will take the necessary actions to reduce its exposure to suppliers that are not Y2k compliant, by finding alternative suppliers. However there may be critical suppliers that can not be substituted and this could have a material adverse effect on the Company's operations.

The Company believes its products are Y2k compliant; however not every customer situation can be anticipated, especially in areas that involve third party products. Extensive testing has been performed on the Company's products and additional testing will continue as the Company becomes aware of its customer's Y2k needs and issues. Versant may see an increase in customer demands for warranty service which may create additional service costs that can not be recovered , thereby having a material adverse effect on the operating results and the financial condition of the Company. In addition, if the Company's products are not Y2k compliant, the Company could face litigation regarding Y2k compliance issues.

The process to insure the Company's systems and its supplier systems are Y2k compliant is expected to be significantly completed by September 30, 1999, with extensive testing to be done through the remainder of 1999. In addition, the Company could face reduce demand for its products through 1999 if customers focus on purchasing solutions to their Y2k problems rather than purchasing the Company's products, which are not designed to solve Y2k problems.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998 a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. The Plaintiff has filed a response to the Company's motion to dismiss and the Company has filed an opposition to Plaintiffs response. The motion to dismiss will be submitted to the court for consideration on November 13, 1998. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

ITEM  2.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit No.       Exhibit Title
-----------       -------------
10.25             Waiver to Loan and Security Agreement Covenants Dated August 10, 1998
10.26             Waiver to Loan and Security Agreement dated August 11, 1998

27.01             Financial Data Schedule

(b) On July 29, 1998, the Company filed a Report on Form 8-K to reflect its name change from Versant Object Technology Corporation to Versant Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VERSANT CORPORATION

Date: November 13, 1998                     /s/ Gary Rhea
---------------------------                 --------------------------------
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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE
10.25 -- Waiver to Loan and Security Agreement Covenants dated August 10, 1998

10.26 -- Waiver to Loan and Security Agreement dated August 11, 1998

27.01 -- Financial Data Schedule