Form 10KSB
period 1998-12-31
VERSANT CORP
filed 1999-03-31
CIK 865917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ .

COMMISSION FILE NUMBER: 0-28540

                               VERSANT CORPORATION
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issurer's revenues for the year ended December 31, 1998 were $23,233,000.

     As of February 26, 1999, there were outstanding 10,124,746 shares of the issurer's common stock, no par value per share. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the issuer (based on the closing price of $1.4688 for the issurer's common stock on the Nasdaq National Market on February 26, 1998) was approximately $12,522,143. This excludes 1,599,322 shares of common stock held by directors, officers and certain stockholders of the issuer. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the issuer, or that such person is controlled by or is under common control with the issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement for the issuer's 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission by April 30, 1999 are incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               VERSANT CORPORATION
                                ANNUAL REPORT ON
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

    FORM 10-KSB


ITEM NO.     NAME OF ITEM                                                                                      PAGE
--------     ------------                                                                                      ----
PART I

Item 1       Description of Business                                                                             1
Item 2       Description of Property                                                                            13
Item 3       Legal Proceedings                                                                                  13
Item 4       Submission of Matters to a Vote of Security Holders                                                13

PART II

Item 5       Market for Common Equity and Related Stockholder Matters                                           14
Item 6       Management's Discussion and Analysis of Financial Condition and Results of Operations              16
Item 7A      Quantitative and Qualitative Disclosures About Market Risk                                         33
Item 8       Financial Statements                                                                               33
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               33

PART III

Item 10      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
             of the Exchange Act                                                                                34
Item 11      Executive Compensation                                                                             34
Item 12      Security Ownership of Certain Beneficial Owners and Management                                     34
Item 13      Certain Relationships and Related Transactions                                                     34
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    34
Signatures                                                                                                      35
Index to Consolidated Financial Statements and Financial Statement Schedule                                    F-1


     Versant(R) is a registered trademark of our company. This Form 10-KSB also includes trade names and trademarks of other companies.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-KSB, including under "Revenues" and "Risk Factors" in Item 6 of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We have identified, using a preceding asterisk, various sentences within this Form 10-KSB which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but these are not the exclusive means of identifying such statements. In addition, the section labeled "Risk Factors" in Item 6 of this Form 10-KSB, which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

    Our company designs, develops, markets and supports high performance object database management systems for commercial applications in distributed computing environments. Our core product is the Versant ODBMS, or Versant Object Database Management System, a highly scaleable database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture. The Versant ODBMS enables users to store, manage and distribute information that we believe often cannot be supported effectively by traditional database technologies, including:

     (1) abstract data, such as graphics, images, video, audio and unstructured text;

     (2) dynamic, highly interrelated data, such as network management data, advanced financial instruments; and

     (3)  distributed, rapidly changing content in Internet-based applications.

     We also provide peripheral products, including object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, Internet-based integration tools and multimedia management tools.

     In addition, we offer a variety of services, including training, consulting and technical support, to assist users in developing and deploying applications based on the Versant ODBMS.

     Our customers include AT&T, Alcatel Network Systems, British Airways, British Telecommunications plc, The Chicago Stock Exchange, EDS, HNC Software, Lucent, MCI WorldCom, Sabre, Decision Technologies, Siemens, Sprint, Qantas, Texaco and TRW. We are a leading provider of object database management systems to the telecommunications industry, where our products are used in strategic distributed applications such as network modeling and management, fault diagnosis, service activation and assurance and customer billing. We have also experienced customer acceptance in other vertical markets, including the financial services, defense, health care and energy markets. These markets are similar to the telecommunications market in their increasing need for high performance support for distributed applications involving abstract data types and dynamic, highly interrelated information.

     We were incorporated in California in August 1988 as Object Sciences Corporation. Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555, and our telephone number is (510) 789-1500.

BACKGROUND

     Organizations are under increasing pressure to manage and adapt to the forces of accelerating change and growing complexity. The combined demands of global competition, deregulation and organizational restructuring, as well as rapid changes in products and markets and a proliferation of new technologies, increasingly complicate business operations. These pressures fall heavily on corporate information systems, which must model this complexity, support increasingly distributed operations and manage new types of information that are more diverse, interrelated and dynamic.

     In attempting to respond to these pressures, traditional information technologies are being stretched to deliver solutions for which they were neither designed nor intended. This is particularly true in the areas of software programming and database management, where many existing technology paradigms date back to the 1970s or earlier. The "structured programming" approach, which still dominates most software development, requires reduction of a business problem to a series of segmented procedures that are implemented line by line to build large, monolithic software programs. This approach can be slow and error-prone, and often produces software programs that are costly to maintain and difficult to change. We believe that a significant portion of existing programming resources can be consumed in maintaining older, legacy systems that cannot be efficiently evolved. These limitations have led a number of industry observers to declare a "crisis" in software development.

     A newer approach to software development, object-oriented programming, responds to many of these limitations. Object-oriented programming languages, such as C++, Java and Smalltalk, enable software developers to realistically model the complexities of large scale, dynamic systems, and to develop, maintain and evolve complex programs more quickly and at a higher level of quality than is often possible using structured programming. In addition, Java allows software developers to create applications once that will run on any computing platform, unlike most other programming languages, which require developers to modify an application every time it is ported to a different computing platform. As a result, we believe that object-oriented programming languages, especially Java, are increasingly being used by software developers.

     While object-oriented technology can address many software development problems, it places new demands on existing database management systems, most of which were designed to operate with traditional programming methodologies and simpler types of data in centralized environments. The hierarchical and relational database management systems now prevalent were developed at a time when data processing operations were highly structured and performed on centralized mainframe platforms or, in the case of relational database management systems, two-tier client/server applications. These systems perform well with simple types of data (such as text and numbers) and static relationships. However, businesses are increasingly required to deploy database management systems that can effectively manage the problems and conditions listed below:

          o Abstract Data Types. Graphics, images, video, audio and unstructured text, often combined in one application, are proliferating in business and Internet-based applications.

          o Complex Data Relationships. Telecommunications networks, Internet-based applications, financial instruments, health care systems, customer support systems, airline reservation systems and logistics management often involve complex relationships among thousands of rapidly changing items.

          o Constant Change. Business rules, data relationships, technology and information are constantly changing, requiring information systems and applications that can be quickly deployed and flexibly evolved to adapt to changes while maintaining overall system quality and data integrity and while keeping the system in service.

          o Highly Distributed Data. Complex, interrelated, constantly changing data may be created in or distributed to dozens or hundreds of locations around the world, and must be carefully managed to maintain integrity yet be available on demand to many users on different platforms.

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

     RDBMSs, or relational database management systems, were developed in the 1970s to address the inflexibility of hierarchical databases. They were used initially to perform ad hoc queries and later for online transaction processing and decision support systems. An RDBMS stores data in a series of two-dimensional tables and defines relationships between data by connecting rows and columns and linking multiple tables. Complex queries are performed by indexing multiple tables and then "joining" them to create a different view of the data. RDBMSs are adept at handling simple types of information, such as alphanumeric data, and managing static relationships, such as that between a part number and an invoice. They are less effective in managing more abstract data types, such as graphics, video and audio, which they must "decompose" into a series of two-dimensional tables and then re-compose when needed, or must store as isolated binary large objects that do not support analysis, manipulation or relationships to other data. In addition, RDBMSs are relatively inefficient when used to manage complex relationships because of the inherent burden of indexing and joining multiple two-dimensional tables. This performance burden can significantly lengthen response times and is compounded when users seek to maintain data on more than one server in a distributed environment because data must be transmitted to a central server where these joins can be performed. The burden is increased as applications become more complex and information more interrelated. As a result, we believe that RDBMSs cannot provide the level of performance required by many users for a growing number of complex distributed applications.

     Relational database vendors have attempted to address some of the shortcomings of RDBMSs by "extending" their support for abstract data types with object-relational and pure object-oriented approaches, and the use of robust middleware applications that enable organizations to connect object-oriented applications to RDBMSs. While we acknowledge that the use of object-relational and middleware approaches can improve relational performance, we believe that the performance of object-relational systems or RDBMSs augmented by middleware is limited by the two-dimensional kernel architecture of RDBMSs. We also believe that the decision of relational database vendors to pursue object-relational or object-oriented approaches supports our belief that object-oriented database solutions will be increasingly demanded by business organizations.

     For the foregoing reasons, we believe today's business organizations need to manage abstract data types as well as complex dynamic relationships in a vastly more distributed environment and that this need is often not effectively addressed by hierarchical, relational and object-relational database management systems.

THE VERSANT SOLUTION

     The Versant ODBMS is a database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture that supports two-tier and n-tier applications. The Versant ODBMS is designed to meet commercial users' requirements for high performance, scalability, reliability and compatibility with heterogeneous computing platforms and legacy information systems. The Versant ODBMS provides users with the following benefits:

     o Management of Abstract Data Types. The Versant ODBMS allows users to store and manage a wide range of abstract information, such as images, video, audio and unstructured text, as well as traditional types of alphanumeric data. Nearly any kind of information that can be digitized can be stored as an object in the Versant ODBMS, while maintaining the application-defined behavior and relationships of the objects.

     o Language-Independent Support for Object-Oriented Programming. The Versant ODBMS provides native support for the leading object-oriented software development languages--C++, Java and Smalltalk. This support facilitates rapid and flexible development, maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes. Objects developed in these languages are directly stored in the Versant ODBMS. In addition, the Versant ODBMS is language-independent, allowing objects written in one object-oriented language to interoperate with objects written in another object-oriented language. Moreover, the Versant ODBMS supports Java, an object-oriented language that allows the development of applications that will run on any computing platform without modification.

     o High Performance. The Versant ODBMS architecture provides direct access (navigation) to stored objects. Its balanced client-server architecture enhances performance by efficiently distributing processing burdens between the client and the server to leverage the processing power of networked computers. As a result, certain customers running complex applications involving highly interrelated data on the Versant ODBMS have reported up to a hundred-fold improvement in performance compared to RDBMSs running similar applications.

     o Highly Scaleable Support for Distributed Computing. The Versant ODBMS architecture is designed to support the transparent integration of up to 65,000 separate databases in one network, distributed over a range of hardware and software platforms. Through object-level operations, Web browser support and other design features, the Versant ODBMS can be scaled from small workgroup operations to thousands of users over wide area networks or the Internet.

     o Reliability, Availability and Serviceability. The Versant ODBMS offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running. These features, together with replication and disk mirroring provided by our Fault Tolerant Server, support operations 24 hours per day, 365 days per year in environments such as telecommunications network, commercial banking and airline reservation systems, where it is critical that the database be continuously available.

     o Support for Three-Tier Architectures. Traditional two-tier architectures are adequate for closely coupled client-server environments but become unwieldy in large, distributed systems. The Versant ODBMS supports three-tier architectures, in which application logic resides as a middle layer between clients and data stores. This architecture insulates data from constant change, allows an end-user or application to locate data across multiple databases and improves the productivity and quality of application development and maintenance.

     o Support for Component Architectures. The Versant Enterprise Container supports the BEA WebLogic application server. This enables users to deploy their existing BEA WebLogic Enterprise Java Beans to the Versant Enterprise Container without modification, gaining the inherent performance advantages of the Versant ODBMS.

     o Integration with Users' Existing Information Systems. The Versant ODBMS operates on a wide range of client a server platforms, including industry-leading UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Silicon Graphics, as well as Microsoft's Windows 3.1, Windows 95, Windows 98, and Windows NT platforms and IBM's OS/2 platform. Objects can be readily accessed and stored by any combination of these platforms in a heterogeneous network. In addition, Versant-based applications can interoperate with information stored in relational database management systems, enabling such applications to complement RDBMS strengths in structured applications. These compatibilities allow users to protect their existing investments in databases and information systems while migrating newer systems to object-oriented platforms.

     o Persistence. Traditionally, persistence for object-oriented applications required explicit application code in some object programming language. The emergence of application servers for Enterprise Java Beans offers an alternative to explicit programming, where application components execute in containers that provide object persistence services. The Versant Enterprise Container (scheduled for introduction in the first half of 1999) will support Enterprise Java Beans that interface to either the Versant ODBMS or existing information systems via a Java database interface, enabling customers to utilize the Versant ODBMS as a persistence solution.

COMPANY STRATEGY

     Versant's objective is to be the leading provider of high performance, enterprise database management systems that store objects and support application component development for commercial applications in distributed computing environments. Key elements of our strategy to achieve this objective include the following:

     o Extend Technology Leadership. A significant component of our strategy is to leverage our knowledge and expertise in object database management systems for distributed commercial applications. We believe that our product architecture includes a number of important technological advances and that this technological leadership is essential to our continued ability to compete effectively. In 1998, we released products that enable organizations to:

     (1) utilize the Versant ODBMS in conjunction with the BEA WebLogic application server family

     (2)  asynchronously replicate changes from one Versant database to another

     (3)  easily store time series of data within the Versant ODBMS

     (4) utilize automatic code generation for the Versant ODBMS from within the Rational Rose product

     (5) integrate the Versant ODBMS with external transaction monitors such as BEA M3

     *We intend to extend our leadership position by continuing to invest in internal research and development, establishing strategic relationships with leading providers of complementary technologies and by integrating the Versant ODBMS with products offered by third parties. We note that our technological development efforts are subject to the risks typically associated with such efforts, including development delays and the technological challenges of creating new functionality and integrating third-party products into Versant's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We depend on successful technology development."

     o Leverage Strength in Telecommunications to Other Vertical Markets. We are a leading provider of object database management solutions to the telecommunications market, where our products are used in such strategic, distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance and customer billing. We believe that our experience and success in this demanding market positions us to address other vertical markets such as financial services, defense, health care and energy. These markets are similar to the telecommunications market in their increasing reliance on large networks and need for high performance support for abstract data types and for distributed, complex applications involving dynamic, highly interrelated information. In 1998, we increased our focus on the financial services market and conducted several seminars worldwide to expand awareness of us and our products in this market. *We intend to continue to focus on telecommunications and financial services in 1999, though we will seek additional opportunities outside these markets as well. Our success in the telecommunications, financial services and other markets is dependent, in part, on our ability to compete with alternative technology providers and the extent to which our customers and potential customers believe we have the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Risk Factors--We rely on telecommunications and financial services markets."

     o Capitalize on the Internet-based Market Opportunity. *We believe that the growth of the Internet and Intranets and Extranets as computing environments will significantly expand the market opportunity for our object database management technology. Internet-based computing environments and applications are highly distributed and are increasingly becoming more complex, requiring highly scaleable, high performance database systems as their infrastructure. In addition, Internet-based applications increasingly incorporate abstract data types and are increasingly being addressed by object-oriented programming languages such as C++, Java and Smalltalk. As a result, we believe that our product architecture and our telecommunications experience position us to capitalize upon the Internet-based market. Certain of our customers, including Buzzeo, EDS, Intel, Primus and Spyglass, are using our technology to develop and/or deploy Internet-based applications, including applications designed to enhance the performance of Internet-based infrastructures. In 1998, we significantly increased our focus on the Internet-based market opportunity, particularly with the release of certain products designed to allow the development of Web-based and Java applications. *We intend to continue focusing on the Internet-based market opportunity and working with partners to improve the performance of Internet-based infrastructures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We rely on telecommunications and financial services markets."

     o Integrate with Component Middle-tier Servers. We intend to aggressively integrate with leading providers of component-based servers offering persistence services. Existing standards for enterprise Java Bean solutions and emerging standards for CORBA, or common object request broker architecture, solutions provide an important opportunity for Versant to expand into new markets.

     o Expand Distribution Channels. *We intend to expand our indirect distribution channels by recruiting additional value-added resellers, distributors and other resellers. *As familiarity with object-oriented technology and awareness of our products increase, we believe that we will be able to increase our use of indirect sales channels to address a broader market and to capitalize on resellers' integration capabilities. In addition, we believe that international markets present attractive opportunities, particularly as telecommunications and other industries face increasing change and competitive pressures worldwide. *We intend to continue to expand our international distribution network to capitalize on these opportunities, particularly through Versant Europe, our European subsidiary. However, we may not be successful expanding our distribution channels, and our international business activities are subject to accompanying international risks. We have experienced only limited success recruiting value-added resellers to date, which we believe is due, in part, to the complexity of our solutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We depend on our international operations."

     o Enable Customers to Implement a Complete Solution. We believe that our object database management systems can provide customers with a foundation upon which they can build a broader object-oriented environment that includes development language interface, component servers, object request brokers, class libraries and tools for the development of applications and interface and for the integration of existing data and applications. *We believe that our Versant Enterprise Container product (scheduled for introduction in the first half of 1999) will enhance customers' ability to implement a complete solution. *We intend to expand the breadth of our product offerings through internal development efforts and through marketing, licensing and other relationships with providers of complementary technologies and other market participants. *We believe that by providing our customers with a more complete solution, we can facilitate their adoption of object-oriented technology, accelerate the development of applications in a component framework, and expand the use and value of our products. However, Versant product offerings may not be commercially accepted by our customers and are subject to potential development delays due to the technological challenges of creating new product offerings, and competing solutions may limit the market opportunity for Versant product offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We depend on successful technology development."

     o Increase Penetration of Current Customer Base. We seek to generate incremental, recurring revenue from our installed base of customers. In 1998, we significantly increased our development licenses sold compared to 1997. This action could generate significant follow-on sales of deployment licenses in 1999. A customer's successful development of an application under a development license can lead to additional revenue from deployment licenses. The scalability of the Versant ODBMS enables customers to add end-users, providing additional license revenue to us as customers expand their use of the product. The adaptability of the Versant ODBMS to a wide range of applications allows customers who have successfully implemented the Versant ODBMS for one function to develop applications for other functions. We also license our products on a project basis, with development and deployment licenses bundled at a lower price to the customer than if the customer had purchased such licenses separately. *Although we seek to increase our number of customers, typically through relatively smaller licenses, we believe that our practice of licensing our products on a project basis will increase, which could result in our realizing larger amounts of revenue at the beginning of a project than it otherwise would, with potentially reduced recurring revenue opportunities from such project in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our revenue levels are unpredictable."

PRODUCTS AND SERVICES

     Our core product is the Versant ODBMS, a high performance object database management system. *In addition, we offer object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, the Versant Enterprise Container (scheduled for introduction in the first half of 1999), Internet-based integration tools and multimedia management tools. Customers licensing the Versant ODBMS receive the database engine with one object-oriented programming language interface and a set of integrated database utilities. For additional fees, customers may obtain additional programming language interfaces, and users requiring continuous operation in mission-critical environments can license the Versant Fault Tolerant Server. We offer a variety of services to assist customers in the design, development and management of their database applications, including training, consulting and custom development services.

PRODUCTS

Core Database Products

     o Versant ODBMS. The Versant ODBMS is designed to support multi-user, commercial applications in distributed environments. Its balanced client-server architecture enables the system to process a wide variety of abstract data types and complex applications in a highly concurrent, high performance manner. The product is designed to integrate over 65,000 databases connected over a like number of locations on a variety of hardware and software platforms. Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. We believe that the customer applications developed to date have used only a small portion of this theoretical capacity. The Versant ODBMS implements a variety of database features, including two-phase commits for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur. In addition, on-line management utilities enable routine maintenance to be performed while the database is running. These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compact volumes on disk storage and related functions. These utilities provide multiple levels of administrative access and application security. With version 5.2 of the Versant ODBMS (released in December 1998), we provide external transaction coordination from third-party transaction monitors, parallel queries to multiple Versant databases, distributed on-line backup of multiple Versant databases, persistent database event, and enhanced system management capabilities. We believe these new features extend our role as the premier object database provider for enterprise computing.

     o Versant Fault Tolerant Server. For continuous operation in mission critical environments, we offer the Versant Fault Tolerant Server. This product ensures transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails due to operating system failure, hardware breakdown or other interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without application interruption.

Language Solutions

     The Versant ODBMS implements an object model that is a superset of the capabilities of C++, Java and Smalltalk. The interface to these object-oriented languages make the database appear to be a natural and transparent extension of the language. Programs written in any of these languages can use objects written in another, allowing integration of corporate data stores regardless of application development language. In 1997, we commercially released our Versant Java Direct Interface, which enables the development of applications that will run on any computing platform without modification. Versant's Smalltalk interface supports both IBM VisualAge and ParcPlace VisualWorks Smalltalk environments. In addition, we provide a C language interface.

Internet-based Products

     o Versant Multimedia Access. Versant Multimedia Access enables organizations to store and manage multimedia files flexibly and extensibly. Versant Multimedia Access automatically loads multimedia files into the Versant ODBMS as instances of predefined text, audio, video, URL or application-specific classes, and allows customization of multimedia classes and loading methods. In addition, Versant Multimedia Access embeds Verity, Inc.'s Verity Search '97 to create and maintain collections of indices for each database and Verity Information Server to provide the user with an intuitive Web interface for composing queries and data retrieval.

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

     o Versant Enterprise Container. *The Versant Enterprise Container will enable users to deploy Java-based applications called Java Beans that take advantage of the capabilities of the Versant ODBMS without customizing the applications for the Versant ODBMS. *The Versant Enterprise Container will initially support the BEA WebLogic application server family and is scheduled for introduction in the first half of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We depend on successful technology development."

Data Access and Integration Tools

     The Versant ODBMS allows users a choice of access methods for querying and manipulating data in the Versant ODBMS and to obtain data from relational databases. With the Versant SQL Suite, we offer open database connectivity capability and structured query language access to data stored in relational databases using industry-standard off-the-shelf query and reporting tools. These tools permit customers to retain their investments in legacy systems while addressing new applications with the productivity, flexibility and performance characteristics available through object technology.

LICENSING AND PRICING OF PRODUCTS

     We license our products directly to end-users principally through four types of licenses--development licenses, deployment server licenses, deployment client licenses and project licenses (which include development and deployment licenses). Development licenses are sold on a per seat basis and authorize the customer to develop an application program that uses the Versant ODBMS. Before a customer may deploy an application, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application. We also license our products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

     List price of a development license currently is $6,750 per seat. List prices of deployment licenses range from $1,500 for a single user to over $432,000 for a 24 central processing unit multiprocessor machine, with unlimited users. We provide alternative pricing for non-interactive environments where the product is deeply embedded in a component, such as a telephone switch, and does not have end users. License fees to customers may vary from list prices depending on a number of factors. Sales through distributors generally involve a significant discount to list prices. Prices for project licenses will vary with the scope and nature of the underlying project.

     A typical value-added reseller develops an application incorporating the Versant ODBMS and then licenses the application to our customer. Value-added resellers purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to end-users. Value-added resellers are authorized by us to sub-license deployment copies of the Versant ODBMS, together with the value-added resellers' applications, to end-users. Deployment license pricing for sales through value-added resellers generally is based either on a percentage of the total price charged by the value-added reseller to our end-user customers or are based on a percentage of our list prices. We also enter into project licenses with certain value-added resellers.

SERVICES

     We offer a variety of services to assist customers in the design, development and management of their database applications. Training is offered in a variety of Versant-specific and object-related technologies and ranges from beginning to advanced levels. Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis. In addition, we provide custom development services to customers that request unique or proprietary product extensions. These services may be performed by third-party integrators, consultants, or us, depending on the nature and complexity of the request. Maintenance and technical support services are available at an annual fee typically equal to 16.5% of the net price of the software. Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of a Versant product and entitle the customer to telephone support and to product and documentation updates. For additional fees, customers may purchase a special support package providing a dedicated support engineer, and may obtain telephone support available 24 hours per day. All maintenance contracts are renewable annually.

CUSTOMERS AND APPLICATIONS

     The Versant ODBMS is licensed for development and/or deployment in a wide range of applications. Many of our customers have licensed multiple copies for use in different applications. Sales to Sprint and Bank Sarasin together represented 13% of our total revenue in 1998; however, no single customer accounts for 10% or more of our 1998 total revenue.

     In any given quarter, it is typical for a relatively small number of customers to constitute a significant percentage of our total revenue. In 1996, 1997 and 1998, 62%, 39% and 42% of our total revenue were attributable to sales of products and services to telecommunications companies. In addition, in 1998, 15% and 7% of our total revenue were attributable to sales of products and services in the financial services and technology markets. *Our future performance will depend in significant part on the continued growth of the use of ODBMSs in telecommunications and financial market applications and the acceptance of our products within the telecommunications and financial services industries. *In addition, we expect to become increasingly dependent upon the Internet-based and financial services markets. The failure of our products to perform favorably in and become an accepted component of telecommunications, Internet-based or financial services applications, or a slower than expected increase or a decrease in the volume of sales of our products and services to telecommunications, Internet-based or financial services companies, could have a material adverse effect on us.

     The following examples illustrate some of the new applications for the Versant ODBMS in our target telecommunications, Internet-based and financial services markets.

TELECOMMUNICATIONS

     British Telecommunications plc has integrated the Versant ODBMS into its SHERIFF (Statistical Heuristic Engine to Reliably and Intelligently Fight Fraud) product, a global telephone fraud detection and management system. SHERIFF leverages the Versant ODBMS's object-oriented architecture and ability to define and model complex relationships in mission-critical environments in order to identify telephone fraud online at the time of each call, rather than over time after a pattern of fraudulent activity has been detected, thereby helping to minimize potential damage. The Versant ODBMS helps SHERIFF to analyze every BT call that is made, where a call comes from and goes to, and to whom the call is billed, and, after analyzing these criteria against a series of rules and algorithms designed to detect abuse or other anomalies, automatically notifies BT's specialist fraud case investigators, presenting them with the facts necessary to make an informed decision on whether fraudulent activity is occurring and appropriate steps to combat the fraud. *This system is currently completing trials and is planned to cover all BT voice services over time. As with all new applications, the rollout of SHERIFF is subject to a number of risks, including the technological challenges of integrating the Versant ODBMS.

INTERNET-BASED

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

MARKETING AND SALES

     We market and sell the Versant ODBMS in the United States principally through our direct sales force and value-added resellers and internationally through our distributors, direct sales force and value-added resellers.

DIRECT SALES

     As of December 31, 1998, our direct sales organization consisted of 49 employees based at our corporate headquarters in Fremont, California and at our other regional offices around the world. The direct sales organization includes a telesales force that supports our field sales personnel and maintenance renewals and handles smaller orders. The direct sales organization also includes systems engineers who answer technical questions and assist customers in running benchmarks against competitive products and developing prototype applications. In 1996, 1997 and 1998, sales by our direct sales force (including sales to value-added resellers) accounted for over 89%, 99% and 99%, respectively, of our total revenue.

INDIRECT SALES

     An important part of our sales strategy is the development of indirect distribution channels, such as value-added resellers, systems integrators and foreign distributors. Typical value-added resellers build application programs in which they embed a deployment copy of the Versant ODBMS. Systems integrators may include our products with those of others to provide a complete solution to their customers. Foreign distributors include distributors based in Japan, Italy and Israel. Value-added resellers are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Certain value-added resellers, distributors and systems integrators also offer competing products that they produce or that are produced by third parties.

MARKETING

     We conduct marketing programs intended to position and promote our products and services, including direct mail, advertising, seminars, trade shows, public relations and distribution of product literature. We also maintain a Web site where prospective customers can obtain general information about our products, services and distribution partners, and can download Windows NT and Solaris versions of our products for evaluation for a limited period. Marketing personnel provide price lists and product descriptive materials, including white papers, and assist the direct sales force in their efforts through lead generation and sales training. The marketing department also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction.

SALES PROCESS

     Due in part to the strategic nature of certain Versant ODBMS applications and magnitude of the associated hardware, networking, software and consulting expenditures, potential customers are typically cautious when making product acquisition decisions. For these and other reasons, the sales cycle for our products to new customers often exceeds six months and may extend to a year or more. However, for existing customers with successful deployed applications, sales cycles for new applications of the Versant ODBMS are generally not as long. During the sales cycle, meetings involving both technical and management staff are frequently conducted at the customer's site and at our headquarters. We face significant competition in the database management system marketplace, and prospective customers typically perform a detailed technical evaluation or benchmark of the Versant ODBMS and, often, competitive products, as a part of the selection process. Upon completion of the evaluation, the customer may purchase one or more development licenses for the team of programmers that will build the application. Additionally, the customer may order maintenance, training courses and assistance from our consultants. While the customer can purchase a deployment license at the same time as it purchases a development license, or can purchase a project license that covers development and deployment for an entire project, many customers defer their purchase of a deployment license and related maintenance until they complete application development (a process that typically takes at least six months and can exceed one year) and then decide to deploy the application. Even after obtaining a development license, customers may not complete the development of an application successfully, and even if an application is successfully developed, the customer may decide not to deploy the Versant ODBMS.

     For deployed applications, a customer may purchase additional deployment licenses as additional users are added to a system, without further deliveries from us, providing additional revenue over an extended period at a relatively low incremental cost to us. Depending on the application type and the customer size, it is possible for the price of a customer's deployment licenses to substantially exceed the price of earlier development licenses.

SALES OF THIRD PARTY PRODUCTS

     In order to enhance the functionality of the Versant ODBMS, we offer certain products licensed from third parties, which are either embedded within or offered in connection with the Versant ODBMS. For example, we have embedded Verity, Inc.'s Verity Search '97 and Verity Information Server into our Versant Multimedia Access product and have an agreement with Rational Software Corporation to offer Rational Rose (an application development tool).

SHIPPING AND BACKLOG

     Our software is typically shipped to customers shortly after the execution of a license agreement and upon our receipt of the order. As a result, we typically do not have a material backlog of unfilled license orders at any given time, and we do not consider backlog to be a meaningful indicator of future performance.

RESEARCH AND DEVELOPMENT

     *We have committed, and expect to continue to commit, substantial resources to our research and development efforts. Our current development efforts are focused on:

     (1)  continuing to leverage Java

     (2) developing application development tools, especially in Internet-based environments

     (3) improving performance of the Versant ODBMS, particularly on the Windows NT platform and

     (4)  improving integration between the Versant ODBMS and legacy databases

     Research and development expenses were approximately $3.3 million, $5.2 million and $7.7 million in 1996, 1997 and 1998. In addition, we incurred $528,000 in acquired in-process R&D expense during 1998. To date, all research and development expenditures have been expensed as incurred.

     The Versant ODBMS has, to date, been almost entirely developed by our research and development personnel. Our development team consisted of 69 full-time employees as of December 31, 1998, most of whom are software engineers with significant experience in such technologies as:

     (1)  object-oriented software development, including Java

     (2)  relational database technology

     (3)  platform engineering (4) design and integration and

     (5)  large-scale run-time environments

     We selectively supplement our internal staff with outside consultants having expertise in specific areas.

     In 1997, we began performing certain porting and enhancement engineering work in Pune, India, by subcontracting work through Netcon Systems, a Software Technology Park company. A Software Technology Park company is a software development company shielded from import and export duties, so that India can promote its specialized software labor pool. In December 1998, we, with two Indian citizens, sponsored the creation of a Software Technology Park company named Versant India. In March 1999, we purchased the common stock of Versant India from its founders for $24,000. Versant India then purchased certain assets of Netcon for $73,000, and all of the employees of Netcon became Versant India employees. Versant India is our wholly owned subsidiary and will continue to do porting and development projects for us. Versant India has 14 employees and occupies a rented facility of 7,500 square feet in Pune, India. *The purchase price and legal and accounting fees of $50,000 incurred in connection with our acquisition of Versant India will be capitalized in March 1999. *The acquisition of Netcon's assets will be accounted for using the purchase method and will result in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired. This transaction is not considered to be material to us.

     In 1998, we also added 14 engineers with our acquisition of Soft Mountain. *Our future success will depend on our ability to attract, train and retain highly skilled research and development personnel. Competition for such personnel is intense, especially the competition for personnel familiar with object-oriented technology. *We expect that such competition will continue for the foreseeable future and may intensify.

     *We believe that our future results will depend on our ability to improve our current technologies and to develop new products and product enhancements on a timely basis. The market for our products and services is characterized by changing customer demands, rapid technological change and frequent introductions of new products and product enhancements. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of our products are difficult to estimate. *We have in the past experienced delays in the introduction of new products and features, and may experience such delays in the future. If we are unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

     New products or new versions of existing products may, despite testing, contain undetected or unresolved errors or bugs that will delay their introduction or adversely affect their commercial acceptance, which could have a material adverse effect on our business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, "shrink-wrap" licenses displayed in product packaging, which impose certain restrictions on the licensee's ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us, and we restrict access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. On October 13, 1998 we were awarded a United States patent (No. 5,822,759) for our proprietary Cache System used within our Versant ODBMS product.

     For a discussion of the intellectual property risks we face, see "Management's Discussion and Analysis of financial Condition and Results of Operations--Risk Factors--We must protect our intellectual property."

COMPETITION

     For a discussion of the competition we face in our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We face intense competition."

EMPLOYEES

     As of December 31, 1998, we and our subsidiaries had a total of 173 employees, 108 of whom were based in the United States, 47 of whom were based in Europe, 3 of whom were based in Australia, and 15 of whom were based in India as contractors. Of the total, 69 were engaged in engineering and technical services, 59 were engaged in sales and marketing, 25 were engaged in the services organization and 20 were engaged in administration and finance. Since December 31, 1998, in connection with our efforts to control costs, we have reduced our total number of employees to 122. None of our employees is represented by a labor union with respect to his or her employment by us. We have experienced no organized work stoppage to date and believe that our relationship with our employees is good.

     *Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition. *Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, especially in Silicon Valley where our headquarters are located, and we may not be able to attract, train and motivate such personnel.

ITEM 2. DESCRIPTION OF PROPERTY

     In August 1997, we moved our principal administrative, sales, marketing and research and development operations to a new headquarters facility in Fremont, California, where we occupy 54,000 square feet under a 10 year lease. We believe that the Fremont facility will be adequate for our requirements for the next several years. We and our subsidiaries also lease space for sales offices, generally under one-year operating lease agreements, in New York City, New York; Dallas, Texas; Frankfurt, Germany; Munich, Germany; Paris, France; and Hampshire, England.

ITEM 3. LEGAL PROCEEDINGS

     We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998 a consolidated amended complaint was filed in this court by the lead plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about our expected financial performance. The complaint seeks an unspecified amount of damages. We vigorously deny the plaintiffs' claims and have moved to dismiss the allegations. The plaintiff has filed a response to our motion to dismiss, and we have filed an opposition to plaintiff's response. The motion to dismiss was submitted to the court for consideration on November 13, 1998, and the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is quoted on the Nasdaq National Market under the symbol "VSNT." Our common stock commenced trading on the Nasdaq National Market on July 18, 1996. Prior to July 18, 1996, there was no public trading market for our common stock. The following table lists the high and low closing prices during for the last two quarters of 1996 and for 1997 (based on closing prices as reported by the Nasdaq National Market).

                                                                      HIGH           LOW
                                                                     -------       --------
          1996:
                     First Quarter                                    --             --
                     Second Quarter                                   --             --
                     Third Quarter (commencing July 18, 1996)        $27 5/8         $ 8
                     Fourth Quarter                                  $24             $15 7/8

          1997:
                     First Quarter                                   $22 3/4         $ 8 1/2
                     Second Quarter                                  $ 9 3/8         $ 4 1/8
                     Third Quarter                                   $16 1/4         $ 6
                     Fourth Quarter                                  $18 5/8         $11 1/8
          1998:
                     First Quarter                                   $14 9/16        $ 5 1/8
                     Second Quarter                                  $ 7 5/16        $ 3 3/4
                     Third Quarter                                   $ 5 1/2         $ 2 1/8
                     Fourth Quarter                                  $ 4 1/4         $ 1 13/16

     There were approximately 152 holders of record of our common stock as of February 26, 1998. We believe that a significant number of beneficial owners of our common stock hold their shares in street name. Based on information available to us, we believe we have at least 400 beneficial shareholders of our common stock.

DIVIDEND POLICY

     We have neither declared nor paid cash dividends on our common stock in the past. *We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 28, 1998, we raised $1,443,750 in a private placement of 700,000 shares of our common stock and warrants to purchase 350,000 shares of our common stock. The purchase price for the shares was $2.00 per share and the purchase price for the warrants was $0.125 per share. The funding was provided by Special Situations Fund III LP, Special Situations Cayman LP and Special Situations Technology Fund LP. The warrants issued to these investors are exercisable at any time into our common stock at a price of $2.25 per share. The warrants expire on December 28, 2001, or earlier under certain circumstances. The shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

     On October 16, 1998, we raised $3.6 million through the private placement of a convertible secured subordinated promissory note. The funding was provided by Vertex Technology Fund Pte., one of the funds managed by Vertex Management. The note issued to Vertex is convertible at Vertex's option into our common stock at a price of $1.925 per share. The note is secured by our assets, is subordinated to our existing lines of credit and is due in October 2001, but may mature or be automatically converted sooner under certain circumstances. The note was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

     On September 15, 1998, we acquired 100% of the outstanding equity of Soft Mountain S.A., a French company. In the acquisition, we acquired all of Soft Mountain's equity from the shareholders of Soft Mountain in return for 810,000 French Francs in cash (approximately $136,000) and 245,586 shares of our common stock. We funded the cash portion of the purchase price using working capital. The shares of our common stock issued to the shareholders of Soft Mountain were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As indicated in the first paragraph of Item 1, above, this Form 10-KSB contains certain forward looking statements within the meaning of the Securities Exchange Act the Securities Act. We have identified, with a preceding asterisk, various sentences within this Form 10-KSB which contain such forward-looking statements and words such as "believe," "anticipate," "expect," "intend" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-KSB involve numerous risks and uncertainties which are described throughout this Form 10-KSB, including under "Revenues" and "Risk Factors" within this Item 6. The actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties.

     The following table presents statement of operations data for the five years ended December 31, 1998.

                                                                     YEAR ENDED DECEMBER 31,
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                     1998           1997           1996          1995          1994
                                                --------       --------       --------      --------       -------
     (in thousands, except per share data)
Revenue:
    License                                         $ 14,463       $ 21,363       $ 12,202      $  7,810       $  5,649
    Services                                           8,770          7,827          6,191         4,067          2,590
                                                    --------       --------       --------      --------       --------
        Total revenue                                 23,233         29,190         18,393        11,877          8,239
Cost of revenue:
    License                                            2,846          1,445          1,144         1,062            930
    Services                                           6,893          5,010          2,987         2,258          1,563
                                                    --------       --------       --------      --------       --------
          Total cost of revenue                        9,739          6,455          4,131         3,320          2,493
                                                    --------       --------       --------      --------       --------
    Gross profit                                      13,494         22,735         14,262         8,557          5,746
                                                    --------       --------       --------      --------       --------

Operating expenses:
    Marketing and sales                               18,511         17,265          8,327         6,319          5,710
    Research and development                           7,722          5,225          3,323         2,048          2,063
    General and administrative                         3,857          2,880          1,501         1,419          1,093
    Amortization of goodwill                             546            370             --            --             --
    Write down of assets                               1,555             --             --            --             --
    Acquired in-process R&D cost                         528             --             --            --             --
                                                    --------       --------       --------      --------       --------
           Total operating expenses                   32,719         25,740         13,151         9,786          8,866
                                                    --------       --------       --------      --------       --------

Income (loss) from operations                        (19,225)        (3,005)         1,111        (1,229)        (3,120)
    Interest income (expense) and other, net            (692)           705            429            70            117
                                                    --------       --------       --------      --------       --------
Income (loss) before taxes                           (19,917)        (2,300)         1,540        (1,159)        (3,003)

    Provision for income taxes                            18             40            129            73             56
                                                    --------       --------       --------      --------       --------
Net income (loss)                                   $(19,935)      $ (2,340)      $  1,411      $ (1,232)      $ (3,059)
                                                    ========       ========       ========      ========       ========

Basic net income (loss) per share                   $  (2.16)      $  (0.26 )     $   0.24      $  (0.41)      $  (1.57)
                                                    ========       ========       ========      ========       ========
Shares used in calculating basic net
 income (loss) per share                               9,209          8,931          5,916         2,987          1,953
                                                    ========       ========       ========      ========       ========

Diluted net income (loss) per share                 $  (2.16)      $  (0.26)      $   0.18      $  (0.41)      $  (1.57)
                                                    ========       ========       ========      ========       ========
Shares used in calculating diluted net
 income (loss) per share                               9,209          8,931          7,690         2,987          1,953
                                                    ========       ========       ========      ========       ========



OVERVIEW

     We were incorporated in August 1988 and commenced commercial shipments of our principal product, the Versant ODBMS, in 1991. Since that time, substantially all of our revenue has been derived from:

     (1) sales of development, deployment licenses and project licenses for the Versant ODBMS (2) sales of the peripheral products for the Versant ODBMS

     (3) related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with the Versant ODBMS and

     (4) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS

     We released Version 5.2 of the Versant ODBMS in December 1998. *We currently expect that licenses of the Versant ODBMS and peripheral products and sales of associated services will be our principal sources of revenue for the foreseeable future. *As a consequence, our future operating results will depend upon our ability to expand market acceptance of the Versant ODBMS. In 1996, 1997 and 1998, three customers, combined, accounted for approximately 49%, 36% and 17% of our total revenue, and the telecommunications industry accounted for 62%, 39% and 42% of our total revenue. In addition, in 1998, 15% and 7% of our total revenue were attributable to sales of products and services in the financial services and high technology markets. *Our future performance will depend in significant part on the continued growth of the use of ODBMSs in telecommunications and financial services applications and the acceptance of our products within the telecommunications and financial services industries. *In addition, we expect to become increasingly dependent upon the telecommunications and financial services markets. The failure of our products to perform favorably in and become an accepted component of telecommunications and financial services applications, or a slower than expected increase or a decrease in the volume of sales of our products and services to telecommunications, and financial services companies, could have a material adverse effect on us.

     We license our products directly to end-users principally through four types of licenses-development licenses, deployment server licenses, deployment client licenses and project licenses. Development licenses are sold on a per seat basis and authorize the customer to develop an application program that uses the Versant ODBMS. Before a customer may deploy an application it has developed under a development license, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database management system. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application. Pricing of the Versant ODBMS varies according to several factors, including the computer platform on which the application will run and the number of users that will be able to access the server at any one time. For certain applications, we offer deployment licenses priced on a per user basis. We also license our products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

     Value-added resellers purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end users. Value-added resellers are authorized by us to sub-license deployment copies of the Versant ODBMS, together with the value-added reseller's application, to end-users. Deployment license pricing for sales through value-added resellers generally represents either a percentage of the total price charged by the value-added reseller to our end-user customers or a percentage of our list prices. We also license our products to certain value-added resellers on a project basis.

     Our development, deployment and project license agreements and agreements with value-added resellers typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term, although certain licenses to value-added resellers are for a limited term and/or are limited to particular applications. Revenue from license agreements is recognized upon shipment of the software if there is no significant modification of the software, payments are due within our normal payment terms and collection of the resulting receivable is deemed probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months. Training and consulting revenue is recognized when a customer's order has been received and the services have been performed. We have entered into contracts with certain of our customers that require us to perform development work in return for nonrecurring engineering fees. Revenue related to such nonrecurring engineering fees generally is recognized using the percentage-of-completion method of accounting. Amounts received from customers under certain license, maintenance and nonrecurring engineering agreements involving significant continuing obligations to be performed by us are included on our balance sheet as deferred revenue.

     We license the Versant ODBMS and peripheral products and sell associated services primarily through our direct sales force to end-user customers and value-added resellers. Through late 1993, we focused our sales efforts on developing indirect sales channels and contracting for nonrecurring engineering fees from our marketing partners. In late 1993, we changed our sales strategy to a direct sales model and began increasing the size of our direct sales force.

     During 1995, we entered into an agreement with ISAR-Vermogensverwaltung Gbr mbH, an entity formed by a group of European investors, pursuant to which ISAR organized and funded Versant Europe. Versant provided Versant Europe with exclusive European distribution rights for our products, subject to the rights of existing distributors, and with management responsibilities for Versant's existing distributors in Europe. In March 1997, we exercised our option to acquire Versant Europe. This acquisition, in which Versant paid approximately $3.6 million in cash and stock, has been accounted for as a purchase. See note 11 of notes to our consolidated financial statements. As of December 31, 1998, Versant Europe had 33 employees.

     Since inception, we have invested significant resources in developing the Versant ODBMS and in building our sales, marketing, consulting and administrative organizations. *Due to our financial performance in 1998, we restructured our worldwide organization by significantly reducing headcount in order to bring expenses in line with anticipated 1999 revenue. *Because of this action, we do not expect to hire additional personnel and expect a decrease in our promotion and selling expenditures during 1999. The labor market in which we operate is highly competitive, and we may be unable to retain key employees without substantial increases in our operating expenses.

RECENT EVENTS

     Vertex Financing

     On October 16, 1998, we raised $3.6 million through the private placement of a convertible secured subordinated promissory note. The funding was provided by Vertex Technology Fund Pte., one of the funds managed by Vertex Management. The note issued to Vertex is convertible at Vertex's option into our common stock at a price of $1.925 per share. The note is secured by our assets, is subordinated to our existing lines of credit and is due in October 2001, but may mature or be automatically converted sooner under certain circumstances. Vertex has agreed not to sell its interest in the note or underlying common stock for a period of six months following its purchase of the note.

     Special Situations Fund Financing

     On December 28, 1998, we raised $1,443,750 in a private placement of 700,000 shares of our common stock and warrants to purchase 350,000 shares of our common stock. The purchase price for the shares was $2.00 per share and the purchase price for the warrants was $0.125 per share. The funding was provided by Special Situations Fund III LP, Special Situations Cayman LP and Special Situations Technology Fund LP. The warrants issued to these investors are exercisable at any time into our common stock at a price of $2.25 per share. The warrants expire on December 28, 2001, or earlier under certain circumstances.

     Acquisition of Soft Mountain

     On September 15, 1998, we acquired 100% of the outstanding equity of Soft Mountain S.A., a French company. Soft Mountain develops event-driven middleware solutions that combine object orientation and deterministic event processing in a distributed business system. *We believe that the Soft Mountain acquisition will enable us to broaden the scope of our object-oriented database solutions by leveraging Soft Mountain's technology, particularly for electronic commerce applications. However, our success in using this technology in our product line, for electronic commerce applications or otherwise, is subject to a number of risks. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Risk Factors."

     In the acquisition, we acquired all of Soft Mountain's equity from the shareholders of Soft Mountain in return for 810,000 French Francs in cash (approximately $136,000) and 245,586 shares of our common stock. We funded the cash portion of the purchase price using working capital. The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period.

     Nasdaq Listing Review

     In February and March 1999, the Nasdaq Stock Market notified us that our securities were scheduled to be delisted from Nasdaq unless we demonstrated our ability to regain compliance with Nasdaq's net tangible asset requirement and to sustain long-term compliance with all applicable maintenance criteria for continued inclusion on Nasdaq. We are currently pursuing all opportunities available to us to satisfy the requirements for continued listing on the Nasdaq National Market. We have scheduled a hearing with Nasdaq for April 22, 1999 at which time we will present our justification for continued listing on Nasdaq. Based upon this hearing, Nasdaq will decide:

     (1)  To continue listing our common stock on the Nasdaq National Market;

     (2)  To change our Nasdaq listing to the Nasdaq SmallCap Market; or

     (3)  To delist our securities from Nasdaq.

If our securities are delisted from Nasdaq, a sustained trading market may not continue to exist for our common stock.

     Restructuring and Going Concern Qualification

     In January 1999, we restructured our worldwide organization in light of our financial performance in 1998. Specifically, we significantly reduced headcount in all functional areas in order to bring expenses in line with anticipated 1999 revenue. Notwithstanding these restructuring efforts, we may not be able to meet our obligations as they become due in 1999 without additional debt or equity financing. As our independent public accountants note in their report on our financial statements, our recurring losses from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern. *We plan to pursue all opportunities available to us to reduce or eliminate this doubt, including attempting to generate positive cash flows from operations, extending the terms of our short-term debt, seeking additional debt or equity financing, and/or entertaining potential acquisition offers. However, we may not be successful in any of these endeavors, and certain of these actions may require the approval of our shareholders or creditors.

RESULTS OF OPERATIONS

REVENUE

                            1996          % Change        1997          % Change         1998
                        -----------       --------     -----------      --------      -----------
License revenue         $12,202,000           75%      $21,363,000         (32%)      $14,463,000
As a percentage of
   total revenue            66%               73%                                          62%
Services revenue          6,191,000           26%        7,827,000          12%         8,770,000
As a percentage of
  total revenue             34%               27%                                          38%
Total revenue            18,393,000           59%       29,190,000         (20%)       23,233,000

     Total revenue increased 59% from 1996 to 1997 and declined 20% from 1997 to 1998. We continue to experience significant annual and quarterly fluctuations in total revenue. For example, total revenue in the first quarter of 1998 was $4.6 million, representing a 20% increase over first quarter 1997 total revenue of $3.8 million, and a 47% decrease from fourth quarter 1997 total revenue of $8.6 million. We attributed the first quarter 1998 total revenue performance to the timing and complexity issues associated with selling licenses of our products. *We have experienced a seasonal pattern in our operating results, with the fourth quarter typically having higher total revenue and income from operations than the first quarter of the following year, and we expect this trend to continue in 1999 compared to 1998. Also, see the section below labeled "Risk Factors."

     The increase in license revenue during 1997 compared to 1996 was attributable principally to:

     (1) wider acceptance of object databases and market growth of the object database market

     (2) increased customer deployments of applications previously subject only to development licenses, particularly in the telecommunications market

     (3)  substantial increase in the number of Company sales personnel

     (4) increased sales within the Internet-based and financial services markets and

     (5)  acceleration of deployment revenue associated with project licenses

     The decrease in license revenue in 1998 compared to 1997 was due primarily to the timing, complexity and our inability to close large project opportunities. In addition, we accelerated a number of large projects into 1997, and we were therefore required to focus a significant amount of effort on developing new customers in 1998. *We expect license revenue to increase in 1999 in absolute dollar terms compared to 1998, due to increased license purchases by telecommunications and financial services customers and increased sales by our Versant Europe subsidiary, each as a result of our 1998 customer development activities. *We also believe that license revenue as a percentage of total revenue will increase in 1999 compared to 1998. However, due to risks highlighted in the section, "Risk Factors," below, license revenue may decrease in absolute dollar terms or as a percentage of total revenue in 1999 when compared to 1998.

     The increase in services revenue during 1997 compared to 1996 was attributable principally to increased maintenance revenue from a significantly larger installed customer base, while training and consulting revenue remained relatively constant. The increase in services revenue during 1998 compared to 1997 was attributable principally to increased maintenance revenue from a significantly larger installed customer base, while training and consulting revenue declined due to the reduction in overall license revenues. *We expect that services revenue will remain flat in absolute dollar terms in 1999, and that services revenue will decline as a percentage of total revenue as we increase our focus on licensing our products. However, due to the risks highlighted in the section, "Risk Factors," below, services revenue may not remain flat in absolute dollar terms, and could increase as a percentage of total revenue, in 1999 compared to 1998.

     The following table sets forth, for the periods indicated, the revenues generated by our largest customers in 1996, 1997 and 1998, other domestic customers as a group and other international customers as a group, in absolute dollars and as a percentage of total revenue.

Source of Total Revenue


                                       1996          % Change             1997           % Change            1998
                                   -----------      -----------        -----------      -----------        -----------
Sprint                             $ 2,067,000              179%       $ 5,776,000              (68%)      $ 1,856,000
Bank Sarasin                                --              n/a                 --              n/a          1,165,000
France Telecom                              --              n/a                 --              n/a            933,000
United States Government               108,000            2,775%         3,105,000              (79%)          663,000
MCI                                  5,117,000              (98%)          107,000                6%           113,000
Versant Europe                       1,868,000              n/a                 --              n/a                 --
Scotiabank                             355,000              n/a                 --              n/a                 --
                                   -----------      -----------        -----------      -----------        -----------
Other Domestic Customers             6,887,000               69%        11,632,000              (13%)
                                                                                                            10,114,000
Other International Customers        1,991,000              330%         8,570,000               (2%)        8,389,000
                                   -----------      -----------        -----------      -----------        -----------
Total revenue                      $18,393,000               59%       $29,190,000              (20%)      $23,233,000
                                   ===========      ===========        ===========      ===========        ===========

Percentage of Total Revenue

                                  1996      1997       1998
                                  ----      ----       ----
Sprint                              11%       20%        8%
Bank Sarasin                        --        --         5%
France Telecom                      --        --         4%
United States Government             1%       11%        3%
MCI                                 28%       --        --
Versant Europe                      10%       --        --
Scotiabank                           2%       --        --
                                   ---       ---       ---
Other Domestic Customers            37%       40%       44%
Other International Customers       11%       29%       36%
                                   ---       ---       ---
Total revenue                      100%      100%      100%
                                   ===       ===       ===

     As illustrated in the table above, we derive a significant amount of revenue from a limited number of customers. In addition, our major customers tend to change from year to year *The loss of any one or more of our major customers or our inability to replace a customer that has become less significant in a given year with a different major customer has harmed us in the past and could harm us in the future. See "Risk Factors--Our customer concentration increases the potential volatility of our operating results."

     International revenue increased 105% from $4.2 million in 1996 to $8.6 million in 1997. The significant increase in international revenue from 1996 to 1997 was driven principally by significantly higher sales by Versant Europe resulting from our increased marketing and sales investment, partially offset by decreased sales in Australia. International revenue increased 22% from $8.6 million in 1997 to $10.5 million in 1998. The increase in international revenue from 1997 to 1998 was driven principally by higher sales by Versant Europe, Australia and Asia Pacific, resulting from our increased marketing and sales investment, partially offset by decreased sales in Japan. In addition, as a result of the acquisition of Versant Europe in March 1997, we began recognizing license and service revenue from Versant Europe that would have been recognized only at 40 % and 25 % royalty rates had Versant Europe not been acquired. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. Our international sales are currently denominated predominantly in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, less competitive in foreign markets. We believe that the increase in the value of the United States dollar relative to foreign currencies in 1998 did not have a material effect on our operating results. *To the extent that we increase our international sales, our total revenue may be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world. International revenue as a percentage of total revenue increased from 23% in 1996 to 29% in 1997 and then increased to 45% in 1998. *Due to our increased emphasis on international sales, especially through Versant Europe, we expect international revenue to increase in absolute dollar terms but decrease as a percentage of total revenue; however, international revenue may not grow at all. Our international operations are subject to corresponding risks; see "Risk Factors--We depend on our international operations."

COST OF REVENUE AND GROSS PROFIT

                                            1996                % Change        1997            % Change             1998
                                         -----------            --------     -----------        --------          -----------
Cost of license revenue                  $ 1,144,000                26%      $ 1,445,000                97%       $ 2,846,000
As a percentage of license revenue            9%                                  7%                                    20%
Cost of services revenue                   2,987,000                68%        5,010,000                38%         6,893,000
As a percentage of services revenue          48%                                 64%                                    79%
Gross profit                              14,262,000                59%       22,735,000               (41%)       13,494,000
As a percentage of total revenue             78%                                 78%                                    58%

     Cost of license revenue consists primarily of reserves for estimated bad debts, product royalty obligations incurred by us when we sub-license tools provided by third parties, royalty obligations incurred by us under a porting services agreement, user manuals/product media, production labor costs, freight, and packaging. Cost of license revenue during 1997 increased compared to 1996 principally due to additions to bad debt reserves and the recognition of certain deferred license costs associated with the acquisition of Versant Europe. Cost of license revenue increased in 1998 due to increased reserves for bad debts, amortization of certain deferred license costs and increased royalty costs. As part of the acquisition of Versant Europe, we allocated $1.4 million of the purchase price to deferred license costs. In 1997 and 1998, we recognized $.4 million and $1.0 million of these deferred license costs as a cost of license revenue. *Although our cost of license revenue increased in 1998 compared to 1997, both in absolute dollars and as a percentage of license revenue, we expect 1999 cost of license revenue to be lower than it was in 1998 due to our deferred license cost now being fully amortized and an expectation that royalty payments to third parties in 1999 will decrease. *For these reasons, we expect cost of license revenue to decrease significantly in absolute dollar terms, as well as decrease as a percentage of license revenue in 1999 if expected revenue growth materializes. However, revenue growth in 1999, and therefore license revenue margin improvement, are subject to the risks highlighted in the section, "Risk Factors", below.

     Cost of services revenue consists principally of personnel costs associated with providing consulting, technical support, training and nonrecurring engineering work paid for by customers. The increase in cost of services revenue during 1997 compared to 1996 was attributable principally to significant investments in our services organization infrastructure to support our sales efforts, including higher compensation and operating costs resulting from additions in domestic and international services management, and compensation pressures. The increase in cost of services revenue during 1998 was attributable to the significant increase in our service organization, before reductions, the increased costs of providing maintenance support to a growing customer base and costs associated with employee turnover. Cost of services revenue as a percentage of services revenue increased in 1998 compared to 1997 due to reduced service support productivity caused by reduced license revenues and higher consulting expenses associated with the use of external consultants on specialized customer projects, without an immediate increase in consulting and training revenue. The delay in 1997 between upgrading our services organization infrastructure and the recognition of significant additional services revenue resulted principally from:

     (1) customer scheduling conflicts, particularly during the fourth quarter holiday season, that created delays in beginning or continuing consulting services

     (2) inability to attain sufficient paid attendee levels to generate a profitable margin on training services and

     (3) employee training time required prior to their assignment to billable consulting engagements and training courses

     During 1998, we experienced a full year of relatively fixed costs associated with our upgraded services infrastructure, compared to approximately one-half of a year of such costs in 1997. Therefore, our cost of services revenue increased in absolute dollar terms. In addition, we needed to maintain a significant services organization due to the lack of third-party service support, but we experienced difficulty in forecasting billable service demand, unevenness in demand for services, which have historically been reduced during holiday periods, and pricing pressure on fees for services encountered in connection with license sales. We also experienced, increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which we were not able to offset with increases in the fees we charge for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding associated services. *We expect to reduce our cost of service revenue in 1999, both in absolute dollars as well as a percentage of revenues, through headcount reductions and increased productivity. Since December 31, 1998 we have restructured our operations to reduce employee costs and associated expenses. Worldwide headcount as of February 28, 1999 was 122 compared to the December 31, 1998 total of 173.

MARKETING AND SALES EXPENSES

                                         1996      % Change       1997         % Change       1998
                                      -----------  --------    -----------     --------    -----------
Marketing and sales expenses          $ 8,327,000     107%     $17,265,000         7%      $18,511,000
As a percentage of total revenue           45%                      59%                         80%

     Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, lead generation, product descriptive literature, product management, sales offices, mailings and depreciation expense. The significant increase during 1997 compared to 1996 resulted from unusual regional concentrations of sales, which resulted in higher commission costs, and higher than expected fees associated with the recruiting of new company personnel, primarily in the sales and marketing area. The increase in 1998 compared to 1997 was due to increased marketing program costs to generate leads, partially offset by lower commission expenses on reduced revenues. In addition, in 1997, we continued to expand our direct sales force to new sales territories, including Hong Kong, mainland China and Malaysia, and in 1997 and 1998 increased marketing spending to expand worldwide awareness of our products and services, particularly in the Internet-based and financial services markets. *We expect marketing and sales expenses to decrease in absolute dollar terms and as a percentage of revenues due to our restructured operations and our efforts to control commission costs and costs associated with marketing programs. Our operating results will be adversely affected if our marketing and sales expenditures are not reduced or if increased revenues do not occur.

RESEARCH AND DEVELOPMENT EXPENSES

                                          1996       % Change       1997         % Change       1998
                                       ----------    --------    ----------      --------    ----------
Research and development expenses      $3,323,000       57%      $5,225,000         48%      $7,722,000
As a percentage of total revenue           18%                       18%                         33%

     Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, the costs of an ISO 9001 quality program, depreciation or expensing of development equipment, supplies and travel. The increase during 1997 compared to 1996 resulted from:

     (1) higher compensation and other personnel expenses resulting from an increase in the number of software engineers employed for new product development and quality assurance programs

     (2)  the expense of completing the ISO 9001 quality certification program

     (3) increased depreciation or expensing of engineering computer workstations, components and related supplies and

     (4)  the costs of funding ongoing engineering activities in India

The increase in 1998 was due to:

     (1) higher compensation and other personnel expenses due to increased headcount

     (2) increased operating expenses due to new opportunities and expanded projects

     (3)  costs of funding ongoing engineering activities in India

     (4) additional operating expenses associated with Soft Mountain's engineering activity

     We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. *Due to our restructuring activities, we expect research and development expenses to decrease in absolute dollar terms and as a percentage of revenues in 1999. However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected. To date, all research and development expenditures have been expensed as incurred.

GENERAL AND ADMINISTRATIVE EXPENSES

                                          1996        % Change      1997       % Change       1998
                                       ----------     --------   ----------    --------    ----------
General and administrative expenses    $1,501,000         92%    $2,880,000         34%    $3,857,000
As a percentage of total revenue            8%                       10%                       17%

     General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. The significant increase during 1997 compared to 1996 resulted from the inclusion of general and administrative expenses related to our Versant Europe subsidiary, compensation costs associated with an increased number of information systems, human resources and accounting employees, relocation and ongoing facility costs resulting from the occupancy of a significantly larger facility and increased legal, accounting and investor relation costs associated with being a public company with significant international operations. The increase during 1998 compared to 1997 resulted from:

     (1) increased severance costs incurred in connection with changes to our management team

     (2)  increased legal and accounting services

     (3)  expanded travel expense associated with funding projects

     (4)  increased facility costs

     *We anticipate that general and administrative expenses will decrease in absolute dollar terms and as a percentage of revenues in 1999 due to the reduced costs associated with our restructuring activities and reduced severance costs incurred in connection with recent changes to our management team. However, if we continue to operate with our existing administration infrastructure without corresponding increases in revenue, our results of operations would be adversely affected.

AMORTIZATION OF GOODWILL

     The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During 1997 and 1998, we amortized $370,000 and $485,000, respectively, of this amount. Additionally in 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years. *We will amortize $174,000 of this remaining goodwill amount in 1999. See note 11 of notes to our consolidated financial statements.

     The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. During 1998, we amortized $61,000 of this amount. *We will amortize $245,000 of this amount in 1999. See note 12 of notes to our consolidated financial statements.

INTEREST INCOME (EXPENSE) AND OTHER, NET

                                              1996           % Change      1997      % Change        1998
                                            ---------        --------   ---------    --------     ---------
Interest income (expense) and other, net    $ 429,000            64%    $ 705,000      (198 %)    ($692,000)
As a percentage of total revenue                 2%                         2%                       (3%)

     Interest income (expense) and other, net represents income earned on our cash, cash equivalents and short-term investments, interest expense associated with our financing activities and other expenses not considered to be of an operating nature, such as legal expenses associated with defending against our securities litigation. The increase in interest income (expense) and other, net from 1996 to 1997 was due to increased interest income from higher cash balances, partially offset by higher interest expense on our outstanding line of credit. The decrease in interest income (expense) and other, net from 1997 to 1998 was due to: (1) decreased interest income from lower cash balances (2) increased interest expense on bank debt and capital equipment leases (3) accrued interest expense on our convertible secured subordinated promissory note

PROVISION FOR INCOME TAXES

                                   1996         % Change      1997          % Change      1998
                                 --------       --------    --------        --------    --------
Provision  for income taxes      $129,000          (69%)    $ 40,000           (55%)    $ 18,000
As a percentage of income
   (loss) before income taxes        8%                        (2%)                       (0%)


     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We incurred net operating losses in 1997 and 1998, resulting in no federal or state tax liability based on income. However, we did incur foreign withholding taxes of $40,000 and $18,000 during 1997 and 1998, which are included within the income tax provision. We had net income of $1.4 million for 1996 and recorded an income tax provision of $129,000 for federal and state income taxes of $115,000 not offset by net operating loss carryforwards and foreign withholding taxes of $14,000.

     At December 31, 1998, we had federal and state net operating loss carryforwards of $34.0 million and $13.8 million and tax credit carryforwards of $2.3 million expiring on various dates through 2018. *Due to our history of operating losses through 1995 and in 1997 and 1998 and other factors, we believe that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $15.2 million has been recorded against our net deferred tax assets of approximately $15.2 million. We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

                                          1996           % Change          1997          % Change           1998
                                       ---------         --------        ---------       --------         ----------
Basic net income (loss) per  share       $0.24              n/a           $(0.26)          (731%)          $(2.16)
Shares used in computing basic net
   income (loss) per share             5,916,000            51%          8,931,000           3%           9,209,000
Diluted net income (loss) per share      $0.18              n/a           $(0.26)          (731%)          $(2.16)
Shares used in computing diluted
   net income (loss) per  share        7,690,000            16%          8,931,000           3%           9,209,000

     The decrease to basic and diluted net loss per share in 1997 compared to basic and diluted net income per share in 1996 resulted principally from operating expenses increasing at a higher rate than revenue. The increase in basic and diluted net loss per share in 1998 compared to 1997 resulted principally from:

     (1)  operating expenses increasing while revenue decreased

     (2)  writedown of goodwill

     (3) accrued interest expense associated with our convertible secured subordinated promissory note

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and our components in a full set of general purpose financial statements. SFAS No. 130 requires that items be recorded in comprehensive income, which includes unrealized gains/losses on marketable securities classified as available-for-sale and cumulative translation adjustments, be displayed with the same prominence as other financial statements. SFAS No. 130 was adopted in our financial statements for the year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

                                          1996          % Change            1997        % Change           1998
                                      ------------      --------        ------------    --------       -------------
Net cash provided by (used in)
   operating activities               $  2,889,000         n/a          ($ 5,655,000)       88%         ($10,628,000)
Year end cash, cash equivalents
    and short-term investments        $ 19,983,000         (51%)        $  9,831,000       (59%)        $  3,989,000
Year end working capital (deficit)    $ 18,927,000         (32%)        $ 12,228,000       n/a          ($ 3,381,000)

     In 1998, net cash of $10.6 million was used in operating activities primarily due to the cash component of our net loss for 1998, decreases in deferred revenue, accrued liabilities and taxes and a decreased provision for doubtful accounts, which were offset by a significant decrease in accounts receivable, decreases in prepaid expenses and other current assets, and increases in accounts payable compared to 1997. The decrease in accounts receivable was due to improved collection activity, and lower revenues in the fourth quarter of 1998 compared to the fourth quarter of 1997. Through February 28, 1999, we had collected $3.2 million of our December 31, 1998 accounts receivable balance, leaving an accounts receivable balance of $3.0 million related to the December 31, 1998 balance.

     We purchased $2.0 million of property and equipment during 1998, primarily for the acquisition of network and computer equipment, leasehold improvements, furnishings and fixtures for our headquarters. In addition, in September 1998, we acquired Soft Mountain and paid the shareholders of Soft Mountain $136,000 in cash in addition to issuing them 245,586 shares of our common stock. These uses of cash for investing activities were entirely offset by net sales and maturities of short-term investments. Financing activities provided $6.5 million in 1998, primarily due to proceeds from the sale of a convertible secured subordinated promissory note, the sale of common stock to certain of our largest shareholders, the sale of common stock to our employees under employee benefit plans and borrowings under a short-term accounts receivable loan, which were partially offset by principal payments made under capital lease obligations and our long term bank note. *We have and will continue to make certain investments in software applications and systems to ensure that our products are Year 2000 compliant. In particular, our purchase of approximately $9 million of property and equipment during 1997 and 1998 included substantial investments in management and information systems designed to be Year 2000 compliant. We are currently in the process of testing our internal and external systems for compliance as well as contacting our customers, suppliers and providers of third-party technology that may be integrated with our products for information concerning their Year 2000 compliance status. In the event that any of our significant suppliers or customers, or such third-party technology providers, does not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. See "Risk Factors--Our business may be harmed by Year 2000 problems."

     At December 31, 1998, we had $3.6 million in cash and cash equivalents and negative working capital of approximately $3.3 million. We maintain a revolving credit line with a bank that expires on May 31, 1999. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of December 31, 1998, $900,000 was allocated to a standby letter of credit to support our European banking line and $1,661,000 of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets. These borrowings bear interest at the bank's base lending rate (7.75% at December 31, 1998). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. We renegotiated these original covenants, effective June 30, 1998, in order to comply with our projected financial results. As of December 31, 1998, we were not in compliance with all covenants.
Therefore, this line of credit is currently due on demand.

     We entered into an interest only, variable rate note of $2.5 million with a bank that matured March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 7.75%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. We renegotiated these original covenants, effective June 30, 1998, in order to comply with our projected financial results. As of December 31, 1998, we were not in compliance with all covenants. Therefore, this loan is currently due on demand and has been restated as a current liability in our financial statements.

     Although we seek to negotiate new financial covenants for our existing bank debt, the bank is not required to amend our existing covenants. Moreover, any new covenants that we negotiate may contain terms that significantly restrict our business activities.

     *We believe that our current cash, cash equivalents, our lines of credit, and the net cash provided by operations, if any, may be insufficient to meet our anticipated cash needs for working capital and capital expenditures for 1999. At December 31, 1998, our commitments for capital expenditures were not material. *If cash provided by operations is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies.

     To date, we have not achieved business volume sufficient to restore profitability and a positive cash flow. We operated at a net loss of $19.9 million and $2.3 million in 1998 and 1997 and since December 31, 1998 have continued to experience operating losses. Our available cash and credit facilities may not be sufficient to fund our operations and successfully implement our business plan, part of which consists of pursuing potential strategic relationships, acquisitions of companies, products and technologies. As a result, our ability to continue as a going concern is dependent upon future events, including our ability to obtain additional debt or equity financing. Additional debt or equity financing, if required, may not be available to us on commercially reasonable terms, or at all. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities. If we are unable to obtain additional debt or equity financing and do not generate consistent positive cash flows from operations for the immediate and foreseeable future, we will be required to cease or substantially reduce operations.

     The actual cash resources required to successfully implement our business plan in year 1999 will depend upon numerous factors, including but not limited to those described in the following Risk Factors.

RISK FACTORS

     This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

RISKS RELATED TO OUR BUSINESS

     OUR LIMITED WORKING CAPITAL MAY PREVENT US FROM CONTINUING AS A GOING CONCERN. We incurred a significant reduction in working capital in 1998. To date, we have not achieved business volume sufficient to restore profitability and a positive cash flow. We operated at a net loss of $20 million in 1998 and since December 31, 1998 have continued to experience operating losses. Our available cash and credit facilities may not be sufficient to fund our operations and successfully implement our business plan, part of which consists of pursuing potential strategic relationships, acquisitions of companies, products and technologies. As a result, our ability to continue as a going concern is dependent upon future events, including our ability to obtain additional debt or equity financing. We recently raised $3.6 million through the sale of a convertible secured subordinated promissory note to Vertex Technology Fund, and $1.4 million through the sale of equity securities to Special Situations Fund. We may raise additional funds through the sale of equity securities or other means in the near future. *However, funds may not be available on favorable terms, if at all. *If we are unable to raise additional funds, we will be dependent on cash flow from operations to fund operations and to repay outstanding bank debt. *Unless we generate consistent positive cash flows from operations for the immediate and foreseeable future, we will be required to cease or substantially reduce operations. *The sale of additional equity or convertible debt securities would result in dilution to our shareholders.

     OUR EXISTING DEBT BURDEN IS SUBSTANTIAL, AND WE MAY DEFAULT ON OUR LOANS. At December 31, 1998, we had the following outstanding borrowings:

     (1) $2.4 million under a bank revolving loan, which expires on May 31, 1999;

     (2)  $2.3 million under a bank term loan, which expires on March 18, 2001;
          and

     (3) $3.6 million under our convertible subordinated secured promissory note, which is due in October 2001.

     Because we were not in compliance with the covenants that apply to the bank revolving loan and the bank term loan at December 31, 1998, the bank has the ability to declare a default on these loans and demand immediate payment of approximately $4.1 million in currently outstanding borrowings. Therefore, unless we are able to renegotiate our covenants and extend or refinance this debt, we will need to generate a significant amount of cash in the immediate future, and in any event by the May 31, 1999 expiration date of the bank revolving loan. As in previous quarters in which we were not in compliance with our financial covenants, we are currently pursuing discussions with the bank to amend the terms of our loans, including their repayment schedules and financial covenants. However, we may not be successful in this endeavor. Even if we are successful amending the terms of or refinancing our loans, the new terms could be significantly less attractive than our current financing arrangements and could significantly restrict our operating activities.

     OUR REVENUE LEVELS ARE UNPREDICTABLE. Our revenue has fluctuated dramatically on a quarterly and annual basis, and we expect this trend to continue. These dramatic fluctuations result from a number of factors, including:

     (1) the lengthy and highly consultative sales cycle associated with our products

     (2) uncertainty regarding the timing and scope of customer deployment schedules of applications based on the Versant ODBMS

     (3) fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications and financial services markets

     (4)  the impact of new product introductions by us and our competitors

     (5) our unwillingness to significantly lower prices to meet prices set by our competitors

     (6) the effect of publications of opinions about us and our competitors and their respective products

     (7) customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors

     (8) potential customers unwillingness to invest in our products given our financial instability

     A number of other factors make it impossible to predict our operating results for any period prior to the end of that period. We ship our software to a customer at receipt of the customer's order, and consequently, we have little order backlog. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Historically, we record most of our revenue and book most of our orders in the third month of each quarter, with a concentration of such revenue and orders in the last few days of the quarter. We expect this trend to continue. Many of these factors are beyond our control.

     WE MAY NOT BE ABLE TO MANAGE COSTS GIVEN THE UNPREDICTABILITY OF OUR REVENUE. We expended significant resources in 1997 and 1998 to build our infrastructure and hire personnel, before reductions, particularly in the services and sales and marketing sectors, in expectation of higher revenue growth than actually occurred. Although we have restructured our operations to reduce operating expenses, we continue to plan for revenue growth in 1999 compared to 1998. Consequently, we will continue to incur a relatively high level of fixed expenses. Although, in January 1999, we reduced significantly our worldwide headcount and implemented controls on spending in order to achieve expense reductions, if expense controls are not achieved or planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

     WE RELY ON TELECOMMUNICATIONS AND FINANCIAL SERVICES MARKETS CHARACTERIZED BY COMPLEXITY AND INTENSE COMPETITION. Historically, we have been highly dependent upon the telecommunications industry and are becoming increasingly dependent upon the financial services market. Our success in the telecommunications and financial service markets is dependent, in part, on our ability to compete with alternative technology providers and on whether our customers and potential customers believe we have the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. The need for and type of applications and commercial products for the telecommunications and financial services markets is continuing to develop, is rapidly changing, and is characterized by an increasing number of new entrants whose products may compete with those of ours. As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets. In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial customization of our products. Although we seek to generate consulting revenue in connection with these customization efforts, we have offered, and may, under certain circumstances continue to offer, free or reduced price consulting. This practice has impacted, and will continue to impact, our service margins and will require that we maintain a highly skilled service infrastructure with specific expertise in these markets.

     OUR PRODUCTS HAVE A LENGTHY SALES CYCLE. Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more. Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit no-fee pre-sales support resources, such as assistance in performing bench marking and application prototype development. Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period. Although we seek to develop relationships with best-of-class value-added resellers in the telecommunications and financial services markets in order to strengthen our indirect sales activity, we have not yet entered into such relationships and may not be successful in developing such relationships. In addition, our value-added resellers may be subject to a lengthy sales cycle for our products.

     OUR CUSTOMER CONCENTRATION INCREASES THE POTENTIAL VOLATILITY OF OUR OPERATING RESULTS. Notwithstanding our recent efforts to develop new customers, typically through the use of relatively small licenses, a significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders and their fulfillment has caused, and is likely to cause in the future, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers or our inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on our business.

     WE DEPEND ON OUR INTERNATIONAL OPERATIONS. A significant portion of our revenue is derived from customers located outside the United States. This requires that we operate internationally and maintain a significant presence in international markets. However, our international operations are subject to a number of risks.
These risks include:

     (1)  longer receivable collection periods

     (2) changes in regulatory requirements (3) dependence on independent resellers


     (4)  multiple and conflicting regulations and technology standards

     (5)  import and export restrictions and tariffs

     (6)  difficulties and costs of staffing and managing foreign operations

     (7)  potentially adverse tax consequences

     (8) foreign exchange fluctuations (9) the burdens of complying with a variety of foreign laws

     (10) the impact of business cycles and economic instability outside the United States, including the current economic instability in Asia.

     WE MUST DEFEND AGAINST SECURITIES LITIGATION. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a consolidated amended complaint was filed in this court by the lead plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about our expected financial performance. The complaint seeks an unspecified amount of damages. We vigorously deny the plaintiff's claims and have moved to dismiss the allegations. The plaintiff has filed a response to our motion to dismiss, and we have filed an opposition to plaintiff's response. The motion to dismiss was submitted to the court for consideration on November 13, 1998, and the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

     OUR STOCK PRICE IS VOLATILE. Our revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced significant shortfalls in revenue and earnings from levels expected by securities analysts and investors, which has had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenue often occurs late in the quarter, we may not learn of revenue shortfalls until late in the quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock.

    OUR BUSINESS MAY BE HARMED BY YEAR 2000 PROBLEMS. We and our customers and suppliers are aware and concerned about the risks associated with Year 2000 computer issues. If our systems do not recognize the correct date when the year changes to 2000, there could be a material adverse effect on our operations. We are at risk from both internal and external areas. We have categorized our risk into the following categories:

     (1) internal systems required to operate our business (e.g. operational, financial, product development, safety and environmental controls);

     (2) external supplier systems that are necessary to support our business requirements (e.g. raw materials, supplies, shipping and delivery systems, banking, payroll and government systems); and

     (3)  product warranty exposure with our customer base.

     We are currently evaluating our exposure in all these areas. We have been reviewing our facility, financial and operating systems to identify and assess the requirements to bring hardware systems and software applications to Year 2000 compliance. We expect to conclude our estimate of exposure to Year 2000 problems, associated costs and required correction plans by the end of July 1999 and to correct any Year 2000 problems by October 31, 1999. We have not identified any alternative remediation plans in the event Year 2000 issues can not be adequately corrected. We will define any alternative plans if and when we discover systems that can not be made Year 2000 compliant. If implementation of upgrade or replacement systems is delayed or if significant new non-compliance issues are discovered, our operations could be materially adversely affected.

     We have and will continue to make certain investments in software applications and systems to ensure that we are Year 2000 compliant with respect to our internal systems. In particular, our purchase of $9 million of property and equipment during 1997 and 1998 included substantial investments in management and information systems designed to be Year 2000 compliant.

     We have contracted with an outside independent consulting firm to provide internal Year 2000 equipment testing and consulting services to assist us in the process of defining and implementing a Year 2000 compliance project. This compliance project includes the following phases:

                                                                                                     Expected
                                                                                                     completion
Name of phase:           Description:                                             Status:            date:
--------------           ------------                                             -------            -----
Awareness and            Educate the company on the Year 2000 project, the        In progress        April 1999
Assessment               Phase potential problems associated with this date
                         issue, inventory our systems and products that require
                         compliance testing.

Testing  and             Test our systems and products and identify the           Begins March 1999  July 1999
Validation Phase         non-compliant areas, develop remediation plans, map
                         the conversion process to correct non-compliant areas
                         and validate the changes that need to be made to
                         correct non-compliant areas.

Implementation and       Convert non-compliant areas with compliant products      Begins August      October 1999
Certification Phase      (hardware or software), verify that all intended         1999
                         changes have been made successfully and that all
                         planned Year 2000 compliance changes have been made.

Maintenance Phase        This phase puts processes and procedures in place to     Begins             December 1999
                         minimize the likelihood that Year 2000 compliance        November 1999
                         problems will be reintroduced into the compliant
                         systems and products.


Status:

     Awareness and Assessment Phase: We are in the process of writing an awareness statement to educate our employees, vendors and customers about the Year 2000 issues and potential problems associated with the Year 2000 rollover problem and what effect this will have on our company and customers. We have identified all internal systems (products and software) that need to be tested for Year 2000 compliance.

     Testing and Validation Phase: We have tested the personal computers and servers used by our employees to complete their daily work assignments. The results are being analyzed and will be assessed by April 1999. We will be testing or seeking validation with respect to Year 2000 compliance regarding external providers for phone service, security service, utility service, internet service and air conditioning service. We will then develop remediation plans to correct non-compliant systems.

     In addition to the internal testing, evaluation and remediation project, we will implement a program that will query our suppliers and providers of third-party technology that may be integrated with our products to determine if the suppliers operations', products and services are Year 2000 compliant. We expect these questionnaires to be sent to our third party providers and key suppliers by the end of April 1999 and conclude our review by the end of June 1999. Where practical, we will take the necessary actions to reduce our exposure to suppliers that are not Year 2000 compliant by finding alternative suppliers. However, there may be critical suppliers that cannot be substituted and this could have a material adverse effect on our operations.

     We believe our products are Year 2000 compliant. However, not every customer situation can be anticipated, especially in areas that involve third party products. Extensive testing has been performed on our products and additional testing will continue as we become aware of our customer's Year 2000 needs and issues. We may see an increase in customer demands for warranty service. This may create additional service costs that can not be recovered. In addition, if our products are not Year 2000 compliant, we could face litigation regarding Year 2000 compliance issues.

     The process to insure our systems and our supplier systems are Year 2000 compliant is expected to be significantly completed by October 31, 1999, with testing to be done through the remainder of 1999. In addition, we could face reduced demand for our products through 1999 if customers focus on purchasing solutions to their Year 2000 problems rather than purchasing our products, which are not designed to solve Year 2000 problems.

     Customer's purchasing plans could be affected by the Year 2000 problem if they need to expend significant resources to correct their existing systems. This situation may result in reduced funds available to implement solutions based upon our products. In addition, some customers may defer the license of our products until after the Year 2000 while they complete remediation and testing of their current systems to ensure Year 2000 compliance. A decrease in demand for our products due to customers' Year 2000 issues would seriously harm our business and results of operations.

RISKS RELATED TO OUR INDUSTRY

     WE FACE INTENSE COMPETITION. The market for our products is intensely competitive. We believe that the primary competitive factors in our market include:

     (1) database performance, including the speed at which operations can be executed and the ability to support large amounts of different information

     (2)  vendor reputation

     (3) the ability to handle abstract data types and complex data relationships

     (4)  ease of use

     (5)  database scalability

     (6)  the reliability, availability and serviceability of the database

     (7)  compatibility with customers' existing technology platforms

     (8)  the ease and speed with which applications can be developed

     (9)  price and

     (10) service and support.

     Our current and prospective competitors include companies that offer a variety of database solutions using various technologies including object database, object-relational database and relational database technologies. Competitors offering object and object-relational database management systems include Oracle Corporation, Computer Associates International, Inc., Object Design, Inc., Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc., Gemstone Systems, Inc., Poet Software Corporation, ONTOS, Inc. In addition, our products compete with traditional relational database management systems, many of which have been or are expected to be modified to incorporate object-oriented interface and other functionality, and to leverage Java. The principal competitors in the relational database market are Oracle, Sybase, Informix, IBM and Microsoft. We expect to face additional competition from other established and emerging companies as the object database market continues to develop and expand. In 1997, Oracle released its Oracle8 product, which, with its object option, provides object-relational database capabilities, and Computer Associates released their Jasmine ODBMS, which is a pure object-oriented database. Although we believe that the decision of relational database vendors to pursue object-relational or object-oriented approaches validates our belief that object-oriented database solutions will be increasingly demanded by today's business organizations, we are facing heightened competition. During the last year we have seen a major shift away from Smalltalk towards JAVA. In addition Versant is used more and more as a middle tier persistence layer in multi tier applications This brings us in direct competition with some of the more established companies in these markets. These are companies like IBM, SUN and BEA selling Java based tools and solutions. There is also some movement in the market to buy as much middleware components as possible from one or just a few suppliers. Because we are offering just a ODBMS for the time being we may not be able to compete in some of these situations. This could result and would continue to result in fewer customer orders, price reductions, reduced transaction size, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition and on the market price of our common stock. Due to the introduction by Oracle and Computer Associates of competing products with lower prices than the Versant ODBMS, we may not be able to maintain prices for our products at levels that will enable us to market our products profitably. Any decrease in per unit prices, as a result of competition or otherwise, could have a material adverse effect on our business, operating results and financial condition.

     In addition our poor financial performance during 1998 may influence customers to delay orders or cancel projects to wait and see how we are performing during the next foreseeable future.

     We are also indirectly facing competition from developers of middleware products that allow users to connect object-oriented applications to existing legacy data and RDBMSs. To the extent that these products gain market acceptance, they may reduce the market for the Versant ODBMS for less complex object-oriented applications.

     Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with current and potential customers of ours. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of their products, may have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results and financial condition.

     WE DEPEND ON SUCCESSFUL TECHNOLOGY DEVELOPMENT. We believe that significant research and development expenditures will be necessary to remain competitive. While we believe our research and development expenditures will improve the Versant ODBMS and result in successful peripheral product introductions, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties impacting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems. In particular, we note that we have not yet achieved commercial acceptance for our Versant Multimedia Access product.

     We also face certain challenges in integrating third-party technology with our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology provider, which may result in delays of the commercial release of new products.

     We face further technology development challenges associated with our acquisition of Soft Mountain. The Soft Mountain R'Net product offering is still under development, and there is uncertainty in both the timing of the release and the market acceptance of the product. Soft Mountain's geographic location in France generates additional management and integration challenges, because our product development to date has been performed in California and India.

     Developing and marketing our new Versant Enterprise Container for Java Beans creates new challenges for us. This product, which has not yet been commercially introduced, represents our first attempt to provide solutions to the application server market. Although we have worked with BEA to develop technology that will allow the Versant Enterprise Container to support the BEA WebLogic application server family, undiscovered bugs or errors may exist that prevent us from achieving the functionality we seek with the Versant Enterprise Container. In addition, because Java Bean containers are specific to each application server vendor and no standards have been adopted for such containers, we may not be able to take advantage of our development work with the BEA application server family when developing solutions for other application server vendors. We do not currently have any agreements or relationships regarding the Versant Enterprise Container with other application server vendors, and when our new product is introduced, customers will only be able to use it with BEA application servers.

     WE MUST PROTECT OUR INTELLECTUAL PROPERTY. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, obtain or use information that we regard as proprietary or use or make copies of our products in violation of license agreements. Policing unauthorized use of our products is difficult. In addition, the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States. Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and copyright and trade secret protection for software may be unavailable in certain foreign countries. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology.

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but third parties could claim that our current or future products infringe such rights. We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

     Our future success will depend in part on our ability to integrate our products with those of vendors providing complementary products. The Versant ODBMS must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end-user solution. We may not receive the support of these third-party vendors, some of which may compete with us, to integrate our products with the vendors' products.

     WE DEPEND ON OUR PERSONNEL FOR WHOM COMPETITION IS INTENSE. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, especially in Silicon Valley where our headquarters are located, and we may not be able to attract, train and motivate such personnel.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

     We seek to mitigate default risk by investing in high-credit quality securities and by positioning our investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

     As of December 31, 1998 we had invested all our excess funds in current money market accounts and had no fixed term investments to report.

ITEM 8. FINANCIAL STATEMENTS

     The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 to F-20 of this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

     The information concerning our directors required by this Item is incorporated by reference to our definitive proxy statement for our 1999 annual meeting of shareholders, which we will file with the Securities and Exchange Commission by April 30, 1999, under the heading "Election of Directors." The information concerning our executive officers required by this item is incorporated by reference to the proxy statement under the heading "Executive Officers."

     The section entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934" that will appear in our proxy statement sets forth the information concerning compliance by our officers, directors and 10% shareholders with Section 16 of the Securities Exchange Act and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to our proxy statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to our proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to our proxy statement under the heading "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     See Exhibit Index, page X-1.

(b)  Reports on Form 8-K filed in quarter ending December 31, 1998.

     On October 1, 1998, we filed a report on Form 8-K that included an Item 5, Other Events, disclosure of our September 15, 1998 acquisition of Soft Mountain and the issuance of shares and payment of cash to the shareholders of Soft Mountain in connection with the acquisition.

     On October 22, 1998, we filed a report on Form 8-K that included an Item 5, Other Events, disclosure of our issuance of a convertible secured subordinated promissory note to Vertex in a private placement in which we raised $3.6 million.

     With the exception of the information incorporated herein by reference to our proxy statement in Items 9, 10, 11 and 12 of Part III, the proxy statement is not deemed to be filed with this Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fremont, State of California, on this 26th day of March, 1999.


                                       VERSANT CORPORATION

                                       By:/s/ Gary Rhea
                                          --------------------------------------
                                          Gary Rhea
                                          Vice President-Finance
                                          and Administration

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                                                     TITLE                   DATE
         ----                                                     -----                   ----
         PRINCIPAL EXECUTIVE OFFICER:

         /s/ Nick Ordon                                   President, Chief           March  26, 1999
         --------------------------------------           Executive Officer and
         Nick Ordon                                       Director

         PRINCIPAL FINANCIAL OFFICER AND
         PRINCIPAL ACCOUNTING OFFICER:

         /s/ Gary Rhea                                    Vice President-Finance     March  26, 1999
         --------------------------------------           and Administration
         Gary Rhea


         ADDITIONAL DIRECTORS:

         /s/ Mark Leslie                                  Director                   March  27, 1999
         --------------------------------------
         Mark Leslie

         /s/ Stephen J. Gaal                              Director                   March  28, 1999
         --------------------------------------
         Stephen J. Gaal

                                                          Director                   March  __, 1999
         --------------------------------------
         James Simpson

         /s/ David Banks                                  Director                   March  29, 1999
         --------------------------------------
         David Banks

                      VERSANT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                        PAGE
                                                                       -------
Report of Independent Public Accountants...........................      F-2
Consolidated Balance Sheets........................................      F-3
Consolidated Statements of Operations..............................      F-4
Consolidated Statements of Shareholders' Equity (Deficit)..........      F-5
Consolidated Statements of Cash Flows..............................      F-6
Notes to Consolidated Financial Statements.........................    F-7 to
                                                                        F-20

Schedule II - Valuation and Qualifying Accounts and Reserves.......     F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Versant Corporation:

We have audited the accompanying consolidated balance sheets of Versant Corporation (a California corporation) and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, is out of compliance with debt covenants, has a net working capital deficiency and will require additional funding in 1999 to fund its ongoing operations and repay its debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing on page F-21 is presented for purposes of complying with the Securities and Exchange Commission rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

San Jose, California
January 25, 1999

                      VERSANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            December 31,
                                                                        ---------------------
                                                                          1998         1997
                                                                        --------     --------
ASSETS
Current assets:
      Cash and cash equivalents                                         $  3,564     $  3,717
      Short-term investments                                                  --        6,114
      Accounts receivable, net of allowance for doubtful
          accounts of $335 and $666 in 1998 and 1997, respectively         5,878        9,569
      Deferred license cost, net of accumulated amortization
          of $1,028 and $372 in 1998 and 1997, respectively                   --        1,028
      Other current assets                                                 1,318        1,272
                                                                        --------     --------
              Total current assets                                        10,760       21,700
      Property and equipment, net                                          7,381        7,067
      Other assets                                                           433          466
      Excess of cost of investment over fair value of
          net assets acquired, net of accumulated amortization
          of $2,473 and $370 in 1998 and 1997, respectively                2,095        2,973
                                                                        --------     --------
                                                                        $ 20,669     $ 32,206
                                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of capitalized lease obligations                  $    561     $    404
      Current maturities of long-term debt                                 2,223          721
      Short term debt                                                      2,426          629
      Note payable                                                            --          106
      Accounts payable                                                     2,331        1,072
      Accrued liabilities                                                  3,692        3,278
      Deferred revenue                                                     2,830        3,262
                                                                        --------     --------
              Total current liabilities                                   14,063        9,472

Long-term liabilities, net of current portion:
     Capitalized lease obligations                                           369          546
      Long term debt                                                       3,678        1,801
      Deferred revenue                                                       704        1,087

Shareholders' equity:
      Common stock:
           Authorized --30,000 shares
           Issued and outstanding--10,150  in 1998 and 8,994 in 1997      45,727       42,980
           Accumulated deficit                                           (43,890)     (23,955)
           Accumulated other comprehensive income                             18          275
                                                                        --------     --------
                Total shareholders' equity                                 1,855       19,300
                                                                        $ 20,669     $ 32,206
                                                                        ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            Year Ended December 31,
                                                    --------------------------------------
                                                      1998           1997           1996
                                                    --------       --------       --------
Revenue:
      License                                       $ 14,463       $ 21,363       $ 12,202
      Services                                         8,770          7,827          6,191
                                                    --------       --------       --------
          Total revenue                               23,233         29,190         18,393
                                                    --------       --------       --------

Cost of revenue:
      License                                          2,846          1,445          1,144
      Services                                         6,893          5,010          2,987
                                                    --------       --------       --------
            Total cost of revenue                      9,739          6,455          4,131
                                                    --------       --------       --------
      Gross profit                                    13,494         22,735         14,262
                                                    --------       --------       --------

Operating expenses:
      Marketing and sales                             18,511         17,265          8,327
      Research and development                         7,722          5,225          3,323
      General and administrative                       3,857          2,880          1,501
      Amortization of goodwill                           546            370             --
      Write down of assets                             1,555             --             --
      Acquired in-process R&D cost                       528             --             --
                                                    --------       --------       --------
             Total operating expenses                 32,719         25,740         13,151

Income (loss) from operations                        (19,225)        (3,005)         1,111
                                                    --------       --------       --------

Other income and expense:
      Currency translation gain (loss)                   (34)           133             --
      Interest expense                                  (640)          (162)           (58)
      Interest and other income (expense), net           (18)           734            487
                                                    --------       --------       --------
             Total other income and expense             (692)           705            429

Income (loss) before taxes                           (19,917)        (2,300)         1,540
      Provision for income taxes                          18             40            129
                                                    --------       --------       --------
Net income (loss)                                   $(19,935)      $ (2,340)      $  1,411
                                                    ========       ========       ========

Net income (loss) per share:
      Basic                                         $  (2.16)      $  (0.26)      $   0.24
                                                    ========       ========       ========
      Diluted                                       $  (2.16)      $  (0.26)      $   0.18
                                                    ========       ========       ========

Weighted shares used in per share calculations
      Basic                                            9,209          8,931          5,916
                                                    ========       ========       ========
      Diluted                                          9,209          8,931          7,690
                                                    ========       ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                                                                 Other                          Total
                                                   Common Stock         Comprehensive Accumulated    Shareholders'   Comprehensive
                                                Shares       Amount      Income(Loss)   Deficit      Equity(Deficit)   Income(Loss)
                                               ---------   ----------   ------------- -----------    ---------------  -------------
Balance at December 31, 1995                   3,138,940   $   20,488           --     $  (23,026)   $   (2,538)           --

Conversion of mandatorily
  redeemable convertible preferred
  stock to common stock                        2,367,424        4,429           --             --         4,429            --

Issuance of common stock in initial
  public offering                              2,136,842       14,879           --             --        14,879            --

Exercise of stock options and
  warrants                                       976,001          343           --             --           343            --

Issuance of  common stock to
 shareholders of Versant Europe                  100,000          750           --             --           750            --

Net income                                            --           --           --          1,411         1,411         1,411

Other comprehensive income (loss),
 net of tax:

  Foreign currency translation adjustments            --           --           --             --            --            --

   Comprehensive income(loss)                         --           --           --             --            --            --

Balance at December 31, 1996                   8,719,207       40,889           --        (21,615)       19,274         1,411
                                              ==========   ==========   ==========     ==========    ==========    ==========

ESPP and exercises of stock options
 and warrants                                    106,866          946           --             --           946            --

Issuance of common stock to
  shareholders of Versant Europe                 167,545        1,145           --             --         1,145            --

Net loss                                              --           --           --         (2,340)       (2,340)       (2,340)

Other comprehensive income (loss),
  net of tax:
  Foreign currency translation                        --           --          275             --           275           275
                                              ----------   ----------   ----------     ----------    ----------    ----------
adjustments
   Comprehensive income(loss)                         --           --          275             --           275           275
                                              ----------   ----------   ----------     ----------    ----------    ----------

Balance at December 31, 1997                   8,993,618   $   42,980   $      275     $  (23,955)   $   19,300    $   (2,065)
                                              ==========   ==========   ==========     ==========    ==========    ==========

ESPP and exercises of stock options
 and warrants                                    210,934          734           --             --           734            --

Issuance of common stock to
  shareholders of Soft Mountain                  245,586          645           --             --           645            --

Issuance of common stock to
  Special Situations Fund                        700,000        1,368           --             --         1,368            --

Net loss                                              --           --           --        (19,935)      (19,935)      (19,935)

Other comprehensive income (loss),
  net of tax:
  Foreign currency translation                        --           --         (257)            --          (257)         (257)
                                              ----------   ----------   ----------     ----------    ----------    ----------
adjustments
   Comprehensive income(loss)                         --           --         (257)            --          (257)         (257)
                                              ----------   ----------   ----------     ----------    ----------    ----------

Balance at December 31, 1998                  10,150,138   $   45,727   $       18     $  (43,890)   $    1,855    $  (20,192)
                                              ==========   ==========   ==========     ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year Ended December 31,
                                                                              1998          1997          1996
                                                                            --------      --------      --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $(19,935)     $ (2,340)     $  1,411
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                           2,716         1,262           387
       Write-off of acquired in-process R&D                                      528            --            --
       Write down of goodwill                                                  1,555            --            --
       Provision for doubtful accounts receivable                               (857)          208           621
       Changes in current assets and liabilities, net of acquisitions:
         Accounts receivable                                                   4,548        (5,030)       (1,382)
         Prepaid expenses and other current assets                               982        (2,476)          437
         Deposits and other assets                                                33          (381)          (29)
         Accounts payable                                                      1,259           597           403
         Accrued liabilities and taxes                                          (642)          966            94
         Deferred revenue                                                       (815)        1,539           947
                                                                            --------      --------      --------
             Net cash provided by (used in) operating activities             (10,628)       (5,655)        2,889
                                                                            --------      --------      --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (1,989)       (6,679)          (72)
   Purchases of short-term investments                                            --       (20,632)      (18,716)
   Proceeds from sale and maturities of short-term investments                 6,114        29,462         4,000
   Purchase of Versant Europe, net of cash acquired                               --        (1,987)           --
   Purchase of Soft Mountain, net of cash acquired                              (136)           --            --
                                                                            --------      --------      --------
         Net cash provided by (used in) investing activities                   3,989           164       (14,788)
                                                                            --------      --------      --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                          2,102           946        15,972
   Borrowings under short term note and bank loan                              1,797           735            --
   Principal payments under capital lease obligations                           (627)         (262)          (87)
   Principal payments under long term bank note                                 (106)        2,522            --
  Proceeds from long-term borrowings                                           3,320            --            --
                                                                            --------      --------      --------
         Net cash provided by financing activities                             6,486         3,941        15,885
                                                                            --------      --------      --------

   Effects of exchange rate changes on cash                                       --            --            --

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (153)       (1,550)        3,986
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              3,717         5,267         1,281
                                                                            --------      --------      --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  3,564      $  3,717      $  5,267
                                                                            ========      ========      ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for:
        Interest                                                            $    378      $    180      $     52
        Foreign withholding and state income taxes
                                                                                  18            --            14
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
        Capital lease obligations incurred for acquisition of equipment     $    607      $    574      $    625
        Conversion of preferred stock to common stock                             --            --      $  4,429
        Issuance of common stock to shareholders of Versant Europe                --      $  1,145            --
        Issuance of common stock to shareholders of Soft Mountain           $    645            --            --


  The accompanying notes are an integral part of these consolidated statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.   ORGANIZATION, OPERATIONS AND LIQUIDITY

Versant Corporation was incorporated in California in August 1988. References to the "Company" in these Notes to Consolidated Financial Statements refer to Versant Corporation and its subsidiaries. The Company operates in a single industry segment and is involved in the design, development, marketing and support of high performance object database management software systems.

The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, a limited customer base, dependence on key individuals, product concentration, and the ability to adequately finance its ongoing operations.

The Company has suffered recurring losses from operations, is out of compliance with debt covenants, has a net working capital deficit and will require additional funding in 1999 to fund its ongoing operations and repay its debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Specifically, the Company has not achieved business volume sufficient to restore profitability and a positive cash flow. The Company operated at a net loss of $19.9 million and $2.3 million in 1998 and 1997 and since December 31, 1998 has continued to experience operating losses. Further, the Company was not in compliance with its bank line of credit and term loan covenants as of December 31, 1998, and has been unable to secure a waiver of such noncompliance. Under the terms of the line and term loan the bank could demand repayment of the entire outstanding balance at any time. The Company's line of credit expires on May 31, 1999.

The Company's available cash and credit facilities may not be sufficient to fund the Company's operations, service its debt facilities and successfully implement the Company's business plan, part of which consists of pursuing potential strategic relationships, products and technologies. As a result, the Company's ability to continue as a going concern is dependent upon future events, including the Company's ability to obtain additional debt or equity financing. Additional debt or equity financing, if required, may not be available to the Company on commercially reasonable terms, or at all. Even if the Company was able to successfully refinance its outstanding debt and obtain additional debt or equity financing, the terms of this financing may significantly restrict the Company's business activities. If the Company was unable to obtain additional debt or equity financing and does not generate consistent positive cash flows from operations for the immediate and foreseeable future, the Company will be required to substantially reduce operations or seek to sell the company. No adjustments have been made to the accompanying financial statements to reflect the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of United States Government obligations. Investments have been accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1997, the Company transferred all investments in marketable securities classified as held-to-maturity to available-for-sale under SFAS No.
115. The Company elected this classification to provide for greater liquidity in its investment balances. There were no unrealized gains or losses on these securities at the date of transfer. The Company's investments in debt securities matured at various dates through March 1998. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for the instruments. As of December 31,

1998, 1997 and 1996, the Company's investments consisted of the following (in thousands):

                                                                                             MATURITY OF
                                          FAIR MARKET     AMORTIZED      UNREALIZED          SECURITIES
                                   YEAR      VALUE       COST BASIS      GAIN (LOSS)       WITHIN ONE YEAR
                                   ----   -----------    ----------      ----------        ---------------
      United States Government
         and Agency Investments    1998    $      0       $      0             --              $      0
      United States Government
         and Agency Investments    1997    $  6,114       $  6,114             --              $  6,114
      United States Government
         and Agency Investments    1996    $ 14,716       $ 14,716             --              $ 14,716

Foreign Currency Translation

The functional currency of each of the Company's subsidiaries is its local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity in the accompanying consolidated financial statements.

Revenue Recognition

The Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), for transactions entered into after January 1, 1998. Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

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

The Company acted as a sublicensor under an agreement, that expired on December 31, 1996 and was not renewed, on behalf of a certain developer of software tools products that are used in the development of applications on the Company's object-oriented database product. The Company also subcontracts a portion of its consulting work to this developer. The Company incurred product royalty obligations totaling approximately $33,000 under the terms of the sublicense agreement in 1996.

Segment Information

In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Management Committee, which is comprised of the Chief Executive Officer, the Chief Operating Officer and various Executive Vice Presidents of the Company.

The Company is organized geographically and by line of business. The Company has three major lines of business operating segments: license, support, and consulting and training. However, the Company also evaluates certain lines of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

The license line of business licenses an object orientated database management software (ODBMS). The ODBMS software can be classified into two broad categories: systems and development tools, which enables users to create, store, retrieve, and modify the various types of data stored in a computer system. The support line of business provides customers with a wide range of support services that include on-site support, telephone or internet access to support personnel, as well as software upgrades. The consulting and training line of business provides customers with a wide range of consulting and training services to assist the customer in evaluating, installing and customizing the database as well as training classes on the use and operation of the Company's products.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1998          1997          1996
                                                         --------      --------      --------
Revenues from Unaffiliated Customers
  License                                                $ 14,463      $ 21,361      $ 12,202
  Support                                                   4,428         3,804         2,389
  Consulting & Training                                     4,342         4,026         3,802
                                                         --------      --------      --------
     Total Revenue                                         23,233        29,190        18,393

Distribution Margin
  License                                                  11,617        19,915        11,058
  Support                                                     445           264         1,049
  Consulting & Training                                     1,432         2,556         2,155
                                                         --------      --------      --------
     Total Distribution Margin                             13,494        22,735        14,262

Profit Reconciliation:
  Other Operating Expenses                                 32,191        25,740        13,151
  Acquired In-Process R&D Cost                                528            --            --
  Other Income (Expense)                                     (692)          705           429
                                                         --------      --------      --------
     Income (Loss) Before Provision for Income Taxes     $(19,917)     $ (2,300)     $  1,540
                                                         ========      ========      ========


The table below presents the Company's revenues by legal subsidiary (in thousands):

                                        YEAR ENDED DECEMBER 31,
                                    -------------------------------
                                     1998        1997        1996
                                    -------     -------     -------
Total Revenues Attributable To:
  United States                     $13,280     $22,149     $18,393
  Germany                             3,663       4,627          --
  France                              2,659       1,356          --
  United Kingdom                      2,411         354          --
  Australia                           1,220         704          --
                                    -------     -------     -------
     Total                          $23,233     $29,190     $18,393
                                    =======     =======     =======

Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     1998          1997
                                                                   --------      --------
               Computer equipment                                  $  8,574      $  7,678
               Furniture and fixtures                                 2,110         1,222
               Software                                               1,138           626
               Other                                                  1,782         1,652
                                                                   --------      --------
                                                                     13,604        11,178
               Less--Accumulated depreciation and amortization       (6,223)       (4,111)
                                                                   --------      --------
                                                                   $  7,381      $  7,067
                                                                   ========      ========

Depreciation and Amortization

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets of three to ten years. Leased assets are amortized over the shorter of the estimated useful life or the lease term.

Amortization of Excess Cost of Assets Acquired

Amortization of excess of cost of investment over fair value of assets acquired related to the Company's acquisitions. The goodwill associated with the acquisition of Versant Europe (see Note 11) in 1997 was being recognized on a straight-line basis over seven years, but this estimate was changed in 1998 to a five year period. The goodwill associated with the acquisition of Soft Mountain (see Note 12) will be recognized over five years.

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

Deferred revenue consisted of the following components (in thousands):

                               DECEMBER 31,
                            -----------------
                             1998       1997
                            ------     ------
Maintenance                 $3,160     $3,560
Development work                39        398
Training and consulting        336        391
                            ------     ------
                            $3,535     $4,349
                            ======     ======

Accrued Liabilities

Accrued liabilities consisted of the following components (in thousands):

                               DECEMBER 31,
                            -----------------
                             1998       1997
                            ------     ------
Payroll and related         $1,869     $1,985
Taxes payable                  851        509
Other                          972        784
                            ------     ------
                            $3,692     $3,278
                            ======     ======

Major Customers

The Company had sales to major customers as follows (in thousands):

                 YEAR ENDED DECEMBER 31,
               --------------------------
               1998      1997       1996
               ----     ------     ------
Customer A      *            *     $5,117
Customer B      *       $5,776     $2,067
Customer C      *            *     $1,868
Customer D      *       $3,105          *

* less than 10%

International Sales

International sales, consisting of sales to customers in foreign countries, were $10.5 million, $8.5 million and $4.2 million of total revenue in 1998, 1997 and 1996, respectively.

International sales by country or region were as follows (in thousands):

                   YEAR ENDED DECEMBER 31,
              -------------------------------
               1998        1997        1996
              -------     -------     -------
Europe        $ 8,733     $ 6,337     $ 1,871
Canada            286       1,163         702
Australia         825         603       1,237
Japan             226         361         101
Other             417         106         303
              -------     -------     -------
              $10,487     $ 8,570     $ 4,214
              =======     =======     =======

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable and short-term investments. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. As of December 31, 1998, approximately 21% of accounts receivable were concentrated with three customers. Also 62%, 39% and 42% of our total revenue in 1996, 1997 and 1998, respectively, were attributable to sales of products to telecommunications companies. The Company generally does not require collateral on accounts receivable because the majority of the Company's customers are large, well established companies. The Company provides reserves for estimated credit losses in accordance with management's ongoing evaluation.

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

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), effective December 15, 1997. This standard revised certain methodology for computing net income (loss) per share and requires the reporting of two net income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method. Dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations are as follows (in thousands, except per share amounts):

                                                                 Income        Shares       Per Share
                                                               (Numerator)  (Denominator)     Amount
                                                               -----------  -------------   ---------
FOR THE YEAR 1996:
   Basic net income per share:
       Income available to holders of common stock              $  1,411         5,916     $       0.24
                                                                ========      ========     =========

       Shares issuable upon exercise of stock options using
        treasury stock method                                                      490
       Shares outstanding based on assumed conversion of
        common stock equivalents                                                 1,284
                                                                              --------
   Diluted net income per share:
       Income available to holders of common stock plus
       assumed conversions                                      $  1,411         7,690     $     0.18
                                                                ========      ========     =========

 FOR THE YEAR 1997:
   Basic and diluted net loss per share:
       Losses available to holders of common stock              $ (2,340)        8,931     $    (0.26)
                                                                ========      ========     =========

 FOR THE YEAR 1998:
   Basic and diluted net loss per share:
       Losses available to holders of common stock              $(19,935)        9,209     $    (2.16)
                                                                ========      ========     =========

Basic net income (loss) per share was computed using the weighted average number of shares outstanding. Diluted net income per share for the year ended December 31, 1996 was computed using the weighted average number of shares outstanding plus the weighted average number of common stock equivalents using the treasury stock method. Common stock equivalents have been excluded in loss years as their effect would be antidilutive. The number of weighted average common stock equivalents not included in diluted loss per share for the year ended December 31, 1998 and 1997, because they were antidilutive, and may be dilutive in future periods, were 35,844 and 518,276, respectively. The change in the way the Company previously reported net income (loss) per share for financial reporting purposes is due in part to the adoption of SFAS No. 128 and subsequently, Staff Accounting Bulletin No. 98 on "Computations of Earnings per Share," which became effective in February 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to the 1998 presentation.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which was adopted by the Company in 1998. SOP 97-2 clarifies and amends certain provisions of Statement of Position 91-1, "Software Revenue Recognition."

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which was adopted by the Company in 1998. The Company is required to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. As defined in SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company adopted SFAS No. 131 in 1998.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends, Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," (SOP 98-4) to extend the deferral of application of certain passages of SOP 97-2 through years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in years beginning after March 15, 1999. The Company will adopt SOP 98-9 in 1999. The Company is currently evaluating the impact of the SOP on its financial statements and related disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement is effective for years beginning after June 15, 1999. The statement must be applied to derivative instruments that were issued, acquired, or substantively modified after December 31, 1997. The Company does not currently hedge in currency exposure. The adoption of SFAS No. 133 is not expected to impact the Company's consolidated financial position or results of operations.

4.   LEASE OBLIGATIONS

In November 1996, the Company entered into an agreement to lease its new corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement is recognized on a straight-line basis. As of March 31, 1998, the Company had outstanding $106,000 in the form of a note payable issued as a security deposit to the lessor of its corporate headquarters facility. The note bears interest at zero percent and matured on June 1, 1998, at which time the Company paid the note in full. The Company also leases field office space generally under one-year operating lease agreements. Consolidated rent expense for 1998, 1997 and 1996 was approximately $2,043,000, $1,358,000 and $427,000, respectively. The future annual minimum lease payments at December 31, 1998 under noncancellable operating leases were as follows (in thousands):

   Year                      Amount
   ----                      -------
1999                          1,448
2000                          1,384
2001                          1,434
2002                          1,467
2003                          1,500
Thereafter                    5,672
                            -------
                            $12,905
                            =======

The Company has entered into capital lease agreements for equipment with an original cost of $1,856,000 $1,199,000 and $625,000 at December 31, 1998, 1997
and 1996, respectively. Accumulated depreciation of leased equipment was $926,000, $249,000 and zero at December 31, 1998, 1997 and 1996, respectively.
The future
minimum lease payments required under these capital leases at December 31, 1998 were as follows (in thousands):

          Year                                                         Amount
          ----                                                         ------
          1999                                                         $  620
          2000                                                            286
          2001                                                             72
          2002                                                             42
          2003                                                             --
                                                                       ------
          Minimum lease payments                                        1,020
          Less--amount representing interest (7 1/2%-14.7%)                90
                                                                       ------
             Present value of net minimum lease payments                  930
                   Current maturities                                     561
                                                                       ------
                   Long term maturities                                $  369
                                                                       ======

5.   LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expires on May 31, 1999. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of December 31, 1998, $900,000 was allocated to a standby letter of credit to support the Company's European banking line and $1,661,000 of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (7.75% at December 31, 1998). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated these original covenants, effective June 30, 1998, in order to comply with the Company's projected financial results. As of December 31, 1998 we were not in compliance with all covenants and were not able to obtain a waiver from the bank. This line of credit is currently due on demand.

     On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 7.75%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated the original covenants effective June 30, 1998 in order to comply with the Company's projected financial results. As of December 31, 1998 we were not in compliance with all covenants and were not able to obtain a waiver from the bank. This loan is currently due on demand and has been restated as a current liability in our financial statements.

The Company's subsidiary, Versant Europe, has a credit facility which bears interest at 8.25% as of December 31, 1998. The total amount available under this credit facility is $900,000 and is secured by a letter of credit issued by the Company. The outstanding balance at December 31, 1998 is $703,000 and is payable on demand.

6.   COMMON STOCK

During 1995, the Company sold shares of Common Stock to employees at $1.00 per share, which represented fair market value on April 22, 1995. These share issuances were made pursuant to the 1989 Stock Option Plan and such amounts are included in the option grant and option exercise table in Note 8.

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

In September 1998 in connection with the Company's acquisition of Soft Mountain, the Company agreed to register the 245,586 shares issued in such transaction with the SEC on Form S-3 by December 31, 1998. As the shares were not registered by such date the Company may become obligated to repurchase such shares for 6,190,000 French Francs (approximately $1.1 million).

In December 1998 in connection with the sale of shares of common stock to Special Situations Fund, the Company agreed to register 700,000 shares of Common Stock issued plus warrants to purchase an additional 350,000 shares, in such transaction, with the SEC on Form S-3 by April 9, 1999.

7.   STOCK OPTION AND STOCK PURCHASE PLANS

1996 Equity Incentive Plan

In May 1996, the Board adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan") and the Company's shareholders approved the 1996 Equity Plan in June 1996. The 1996 Equity Plan serves as the successor equity incentive program to the Company's 1989 Stock Option Plan. The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Options granted under the 1989 Stock Option Plan before its termination remain outstanding in accordance with their terms, but no further options have been granted under the 1989 Stock Option Plan since the Company's initial public offering. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Stock Option Plan will be available for grant and issuance in connection with future awards under the 1996 Equity Plan. As of December 31, 1998, the Company has authorized 1,650,000 shares of Common Stock, plus any shares previously issuable under the 1989 Option Plan and now issuable under the 1996 Equity Plan, for issuance under the 1996 Equity Plan. As of December 31, 1998, options to purchase 1,751,894 shares were outstanding under the 1996 Equity Plan, options to purchase 8,125 shares had been exercised under the 1996 Equity Plan, and 270,351 shares were available for grant under the 1996 Equity Plan, including shares previously available for grant under the 1989 Stock Option Plan. At December 31, 1998, options to purchase 358,173 shares were exercisable under the 1996 Equity Plan.

1996 Directors Stock Option Plan

In May 1996, the Board adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and the Company's shareholders approved the Directors Plan in June 1996. The Directors Plan provides for the grant of nonqualified stock options to nonemployee directors of the Company, including automatic grants of options to purchase 10,000 shares of Common Stock to nonemployee directors that were granted concurrently with the initial public offering, an option to new nonemployee directors to purchase 10,000 shares of Common Stock on the date on which the new director joins the Board and an additional option to purchase 5,000 shares of Common Stock to each eligible director on each anniversary date of such director's initial option grant under the Directors Plan if such director has served continuously as a member of the Board since the date such director was first granted an option under the Directors Plan. The exercise price of all options granted under the Directors Plan will be the fair market value of the Common Stock on the date of grant. All options issued under the Directors Plan will vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company. As of December 31, 1998, the Company has authorized 125,000 shares of Common Stock for issuance under the Directors Plan. At December 31, 1998, options for an aggregate of 75,000 shares were outstanding, and options to purchase 42,500 shares were exercisable.

1989 Stock Option Plan

The 1989 Stock Option Plan was succeeded by the 1996 Equity Plan during 1996. Under the provisions of the 1989 Stock Option Plan, the Board of Directors granted either incentive or non-statutory stock options to employees, consultants, directors and officers to purchase Common Stock at an exercise price of not less than 100% of the fair value (as determined by the Board of Directors) of the shares on the date of grant, except that non-statutory options were granted at 85% of such fair value. Options expire no later than ten years from the date of grant and generally vest over a period of 5 years. As of December 31, 1998, options to purchase 212,155 shares were outstanding under the 1989 Stock Option Plan, options to purchase 1,217,812 shares had been exercised under the 1989 Stock Option Plan, and no shares were available for grant under the 1989 Stock Option Plan. As of December 31, 1998, options to purchase 131,527 shares were exercisable under the 1989 Stock Option Plan.

Reserved for Future Issuance

As of December 31, 1998, the Company had reserved shares of Common Stock for the following purposes:

               Employee stock purchase plan                           24,337
               Stock options available for grant                     320,351
               Exercise of stock options outstanding               2,039,049
                                                                   ---------
                                                                   2,383,737
                                                                   =========

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

                                                         1998          1997          1996
                                                      ----------     ---------      -------
Net income (loss)                     As Reported     $  (19,935)    $  (2,340)     $ 1,411
                                      Pro forma       $  (21,987)    $  (3,750)     $   989

Basic net income (loss) per share     As Reported     $    (2.16)    $   (0.26)     $  0.24
                                      Pro forma       $    (2.39)    $   (0.42)     $  0.17

Diluted net income (loss) per share   As Reported     $    (2.16)    $   (0.26)     $  0.18
                                      Pro forma       $    (2.39)    $   (0.42)     $  0.13



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1998, 1997 and 1996, respectively: zero dividend yield for all years; volatility of 80%, 60% and 90%, respectively; risk-free interest rates of 5.1%, 6.1% and 7.0% respectively; and expected life of 3 years, 3 years and 5.75 years, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.69, $4.99 and $5.55 per share, respectively.

Option activity under all of the Company's option plans is as follows:

                                                                               OPTIONS OUTSTANDING
                                                                         --------------------------------
                                                                                              WEIGHTED
                                                    OPTIONS              NUMBER OF            AVERAGE
                                                   AVAILABLE               SHARES          EXERCISE PRICE
                                                  ----------             ----------        --------------
          Balance at December 31, 1995               202,929              1,161,144               0.59
            Authorized                             1,075,000                     --                 --
            Granted                                 (608,365)               608,365               7.31
            Exercised                                     --               (929,505)              0.59
            Canceled                                  74,476                (74,476)              4.92
                                                  ----------             ----------             ------
          Balance at December 31, 1996               744,040                765,528             $ 5.48
                                                  ==========             ==========             ======
            Authorized                               850,000                     --                 --
            Granted                               (1,194,215)             1,194,215              11.71
            Exercised                                     --                (69,424)              2.28
            Repurchased                               89,480                     --               0.90
            Canceled                                 555,268               (555,268)             13.20
                                                  ----------             ----------             ------
          Balance at December 31, 1997             1,044,573              1,335,051             $ 8.01
                                                  ==========             ==========             ======
            Authorized                                    --                     --                 --
            Granted                               (1,112,700)             1,112,700               4.84
            Exercised                                     --                (27,257)              1.42
            Repurchased                                7,033                     --               1.23
            Canceled                                 381,445               (381,445)              7.59
                                                  ----------             ----------             ------
          Balance at December 31, 1998               320,351              2,039,049             $ 6.45
                                                  ==========             ==========             ======

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998.

                                        OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                               ------------------------------------                     ----------------------------------
                                   NUMBER              WEIGHTED        WEIGHTED            NUMBER
                                 OUTSTANDING            AVERAGE        AVERAGE          EXERCISABLE AT         WEIGHTED
                               AT DECEMBER 31,         REMAINING       EXERCISE           DECEMBER 31,         AVERAGE
   EXERCISE PRICES                  1998           CONTRACTUAL LIFE      PRICE                1998          EXERCISE PRICE
   ---------------             ---------------     ----------------    ---------        --------------      --------------
From $  .25 to $ 2.00              489,655                8.56         $    1.66             114,719            $    1.05
From $ 4.75 to $ 6.88              905,491                9.04              5.87             102,306                 5.62
From $ 7.25 to $ 8.88              490,330                7.99              8.12             258,477                 8.08
From $18.00 to $18.75              153,573                8.53             18.07              56,698                18.09
                                 ---------                ----         ---------             -------            ------
From $  .25 to $18.75            2,039,049                8.63         $    6.32             532,200            $    7.16
                                 =========                ====         =========             =======            =========


1996 Employee Stock Purchase Plan

In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), and the Company's shareholders approved the Purchase Plan in June 1996. The Company has reserved 400,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's Common Stock on the first or the last day of each offering period. As of December 31, 1998, 300,663 shares had been issued.

8.   INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. The Company incurred net operating losses in 1998 and 1997 and consequently paid no federal or state taxes based on income. The Company did pay foreign withholding taxes during those periods.

The provision for income taxes consisted of the following components (in thousands):

                                                       DECEMBER 31,
                                            ------------------------------------
                                            1998            1997            1996
                                            ----            ----            ----
Current:
  Federal                                   $ --            $ --            $ 75
  State                                       --              --              40
  Foreign withholding                         18              40              14
                                            ----            ----            ----
Total current                                 18              40             129
Deferred:
  Federal                                     --              --              --
  State                                       --              --              --
                                            ----            ----            ----
Total deferred                                --              --              --
Total provision for income taxes            $ 18            $ 40            $129
                                            ====            ====            ====

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                  -----------------------------------------------
                                                                    1998               1997                1996
                                                                  -------             -------             -------
Provision (benefit) computed at federal statutory rate            $(5,134)            $  (805)            $   534
State income taxes, net of federal benefit                             --                  --                  92
Change in valuation allowance                                       5,134                 805                (750)
Other                                                                  18                  40                 253
                                                                  -------             -------             -------
Provisions for income taxes                                       $    18             $    40             $   129
                                                                  -------             -------             -------
Effective tax rate                                                     --                  --                 7.5%

The components of the net deferred tax asset were as follows (in thousands):

                                                                 DECEMBER 31,
                                              --------------------------------------------------
                                                1998                 1997                 1996
                                              --------             --------             --------
Deferred tax asset:
  Net operating loss carryforwards            $ 12,782             $  7,954             $  7,073
  Tax credit carryforwards                       2,259                1,556                1,282
  Other                                            126                  523                  873
                                              --------             --------             --------
                                                15,167               10,033                9,228
Valuation allowance                            (15,167)             (10,033)              (9,228)
                                              --------             --------             --------
Net deferred tax asset                        $     --             $     --             $     --
                                              ========             ========             ========


At December 31, 1998, the Company had federal and state net operating loss carryforwards of $34.0 million and $13.8 million, respectively, and tax credit carryforwards of $2.3 million, expiring on various dates through 2018. Due to the Company's history of operating losses through 1995, and in 1997 and 1998 and other factors, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $15.2 million has been recorded against the Company's net deferred tax assets of approximately $15.2 million. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results.

9.   RELATED PARTIES

The Company has an agreement with a shareholder, under which a) the Company licenses for resale certain of the shareholder's products and remits a royalty to the shareholder and b) the shareholder performed certain porting of the Company's products in exchange for a royalty payment related to ongoing sales of these products. Royalties due under these agreements were zero, zero and $41,000 at December 31, 1998, 1997 and 1996, respectively. In 1992, the Company also entered into a distribution agreement with this shareholder, under which revenue to date has not been material.

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

The acquisition of Versant Europe resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a five-year period. The Company also acquired approximately $1.4 million of prepaid sublicense credits which are being amortized and included in cost of license revenue in conjunction with associated license revenue transactions realized by Versant Europe (fully amortized at December 31, 1998). In the fourth quarter of 1998, the Company determined that the value of its intangible asset had been impaired due to weaker than anticipated operating results in Europe. Therefore, the Company recorded a "write-down of asset" charge of $1,555,000 during 1998. This charge represents the shortfall between projected future cash flows for Europe (as discounted) and the net book value of the intangible. As of December 31, 1998, the Company also changed its estimate of the future life of the acquired intangible asset from seven to five years.

The table below presents the pro forma results (in thousands, except per share data) for the years ended December 31, 1997 and 1996 had the Company's acquisition of Versant Europe occurred at the beginning of 1996.

                                                                         1997                 1996
                                                                       --------             --------
          Total revenue                                                $ 29,579             $ 18,039
          Net loss                                                       (2,457)              (2,057)
          Pro forma basic and diluted net loss per share               $  (0.27)            $  (0.34)
          Shares used in computing pro forma net (loss) per
          share                                                           9,088                5,916

11.  ACQUISITION OF SOFT MOUNTAIN

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

Pursuant to the terms of the Agreement, the Company acquired the equity of Soft Mountain in return for approximately $136,000 in cash and 245,586 shares of Versant Common Stock, valued at $2.625 and incurred approximately $300,000 in acquisition expenses. The cash portion of the purchase price was funded by working capital.

Pursuant to the Agreement, the Company was obligated to use reasonable efforts to file, before September 30, 1998, a registration statement on Form S-3 (or other appropriate form) with the Securities and Exchange Commission with respect to the resale of the shares of Versant Common Stock issued to the shareholders of Soft Mountain. The Company has not yet filed such registration statement.

The acquisition of Soft Mountain was accounted for using the purchase method and resulted in the Company recording an intangible asset representing the cost in excess of fair market value of the net assets acquired (goodwill) in the amount of $1.2 million, which is being amortized over a five year period. The Company wrote off approximately $528,000 of in-process research and development (IPR&D) costs associated with the purchased software, as the software had not yet reached technological feasibility and had no alternative future use. The amount allocated to IPR&D was estimated based upon the stage of completion of the project, the costs to complete the project, the expected future cash flow, the life cycle of the product ultimately developed and the associated risks. If the product is not successfully developed the revenue and profitability of the Company may be adversely affected in future periods. Consolidated operations for the year ending December 31, 1998 include total revenue and operating expenses from Soft Mountain of approximately $119,000 and $290,000, respectively, for the period from date of acquisition to December 31, 1998.

The following table presents the unaudited pro forma results assuming that the Company had acquired Soft Mountain at the beginning of 1997. Net loss per share has been adjusted to exclude the write-off of acquired in-process research and development of $528,000 in the twelve month period ended December 31, 1998.

                                                      Twelve Months Ended           Twelve Months Ended
                                                     12/31/97 (unaudited)          12/31/98 (unaudited)
                                                     --------------------          --------------------
        Revenue                                             30,108                        23,460
        Net Loss                                            (2,701)                      (20,113)
        Basic and Diluted Loss Per Share                    ($0.29)                       ($2.18)


12.  VERTEX FUNDING

On October 16, 1998, the Company raised $3.6 million through the private placement of a Convertible Secured Subordinated Promissory Note. The funding was provided by Vertex Technology Fund Pte. ("Vertex"), a fund managed by Vertex Management.

The Note issued to Vertex is convertible at Vertex's option into common stock of the Company at a price of $1.925 per share. The fair market value of the Company's common stock on October 16, 1998 was $2.375. As this is a favorable conversion the resulting discount increases the effective interest rate and is therefore reflected as interest expense over the period from the issue date through the date at which the security is first convertible. The Company recognized approximately $128,000 in interest expense during fiscal year 1998. As of February 26, 1999, Versant has 10,124,746 shares of common stock outstanding. The Note initially will not bear interest, however, in the event the Note has not been converted prior to the maturity date, simple interest will be deemed to have accrued from the date of issuance, at an interest rate of 9.25%. The Note is secured by the assets of the Company, is subordinated to the Company's existing lines of credit and is due in October 2001, but may mature or be automatically converted sooner under certain circumstances. Vertex may not sell its interest in the Note or underlying common stock until April 16, 1999.

To date neither the Note nor the shares issuable upon conversion of the Note have been registered under the Securities Act of 1933, as amended (the "Securities Act").

13.  SPECIAL SITUATIONS FUNDING

On December 30, 1998, the Company raised $1.4 million through the private placement of 700,000 shares of Common Stock plus Warrants to purchase an additional 350,000 shares of Common Stock. The funding was provided by funds affiliated with Special Situations Fund, a current stockholder in the Company. The Common Stock was sold at $2.00 per share and the warrants, which permit the purchase of an additional 350,000 shares at a price of $2.25, were sold for an additional $43,750. The Warrants expire upon the earlier of :

     (i)   December 28, 2001

     (ii)  an acquisition of the Company, or

     (iii) the Company's stock has closed with a closing bid price above $4.00 for ten consective days

Neither the Common Stock or Warrants, nor the shares issuable upon the exercise of the Warrants, have been registered under the Securities Act of 1933, as amended. Versant has agreed to file a registration statement for the resale of the shares of Common Stock issued or issuable in connection with this transaction.

14.  LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. The Plaintiff has filed a response to the Company's motion to dismiss and the Company has filed an opposition to Plaintiff's response. The motion to dismiss was submitted to the court for consideration on November 13, 1998 and the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

                               VERSANT CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 BALANCE AT       ADDITIONS
                                                  BEGINNING       CHARGED TO                       BALANCE AT
                                                   OF YEAR          INCOME        DEDUCTIONS      END OF YEAR
                                                 ----------       ----------      ----------      -----------
                                                                        (IN THOUSANDS)
    ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
        CUSTOMER RETURNS:
        Year ended December 31, 1996                $  81            621                99           $ 603
        Year ended December 31, 1997                $ 603            208               145           $ 666
        Year ended December 31, 1998                $ 666            857             1,188           $ 335

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER      TITLE
 -------     -----

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

  3.02 -- Registrant's Certificate of Amendment of Articles of Incorporation filed prior to the closing of registrant's initial public offering(2)

  3.03 -- Registrant's Amended and Restated Articles of Incorporation filed following the closing of registrant's initial public offering(2)

  3.04 -- Registrant's Bylaws(2)

  3.05 -- Registrant's Amended and Restated Bylaws adopted prior to the closing of registrant's initial public offering(2)

  3.06 -- Certificate of Amendment of Amended and Restated Articles of Versant
          Object Technology Corporation(7)

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

 10.07 -- Master Lease Agreement dated January 26, 1996 between LINC Capital
          Management, a division of Scientific Leasing Inc., and Registrant(2)

 10.08 -- Amended and Restated Loan and Security Agreement dated as of June 14,
          1996 between Registrant and Silicon Valley Bank(2)

 10.09 -- Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH(2)*

 10.10 -- Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers(2)

 10.11 -- 1996 Executive Compensation Plan -- Rich Kadet (2)*/**

 EXHIBIT
 NUMBER      TITLE
 -------     -----

 10.12 -- 1996 Executive Compensation Plan -- George Franzen (2)*/**

 10.13 -- 1996 Executive Compensation Plan -- Jim Lochry (2)*/**

 10.14 -- Form of Amendment to Versant Corporation Stock Option Agreement(2)**

 10.15 -- Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et. al. and Versant Corporation(6)

 10.16 -- Form of Letter Agreement dated October 22, 1997 between registrant and its executive officers(9)**

 10.17 -- Severance Agreement and Release of Claims dated January 7, 1997 between registrant and David Banks(9)**

 10.18 -- Letter Agreement dated November 26, 1997 between registrant and Nick
          Ordon(9)**

 10.19 -- Revolving Credit Loan and Security Agreement dated May 15, 1997(7)

 10.20 -- Consulting Agreement between Company and David Banks dated January 7,
          1998(7)

 10.21 -- Variable Rate-Installment Note dated March 19, 1998(7)

 10.22 -- Equipment Rider dated March 19, 1998(7)

 10.23 -- Corporate Resolution and Incumbency Certification dated March 30,
          1998(7)

 10.24 -- Modification to Loan and Security Agreement dated May 6, 1998(7)

 10.25 -- Waiver to Loan and Security Agreement Covenants Dated August 10,
          1998(8)

 10.26 -- Waiver to Loan and Security Agreement Dated August 11, 1998(8)

 10.27 -- Loan and Security Agreement Consent and Amendment Dated October 16,
          1998(10)

 10.28 -- Vertex Note Purchase Agreement Dated October 16, 1998(10)

 10.29 -- Vertex Convertible Secured Subordinated Promissory Note Dated October
          16, 1998(10)

 10.30 -- Vertex Security Agreement Dated October 16, 1998(10)

 10.31 -- Vertex Registration Rights Agreement Dated October 16, 1998(10)

 10.32 -- Vertex Subordination Agreement Dated October 16, 1998(10)

 10.33 -- Special Situations Fund Common Stock and Warrant Purchase Agreement
          Dated December 28, 1998(10)

 10.34 -- Special Situations Fund Stock Warrant Dated December 28, 1998(10)

 10.35 -- Special Situations Fund Registration Rights Agreement Dated December
          28, 1998(10)

 21.01 -- Subsidiaries of the registrant(10)

 23.01 -- Consent of Arthur Andersen LLP, Independent Public Accountants(10)

 EXHIBIT
 NUMBER      TITLE
 -------     -----

27.01 -- Financial Data Schedule(10)

--------

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

 (6) Incorporated by reference to the registrant's Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

 (7) Incorporated by reference to the registrant's Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998.

 (8) Incorporated by reference to the registrant's Form 10-QSB for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998.

 (9) Incorporated by reference to the registrant's Form 10-KSB for the quarter ended December 31, 1997, filed with the Securities and Exchange Commission on April 3, 1998.

(10) Filed herewith.

* Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**   Management contract or compensatory plan.