Form 10QSB
period 1999-03-31
VERSANT CORP
filed 1999-05-12
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 Yes [X] No [ ]

         The number of shares of common stock, no par value, outstanding as of April 26, 1999: 10,138,449

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               VERSANT CORPORATION
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 1999

                                Table of Contents


Part I. Financial Information
   Item 1. Financial Statements                                                        Page No.
                                                                                       --------
           Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998             3

           Consolidated Statements of Operations -- Three Months Ended
             March 31, 1999 and 1998                                                       4

           Consolidated Statements of Cash Flows -- Three Months
             Ended March 31, 1999 and 1998                                                 5

           Notes to Consolidated Financial Statements                                      6

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    11

Part II. Other Information

   Item 1. Legal Proceedings                                                              19

   Item 2. Exhibits and Reports on Form S-3                                               19

Signature                                                                                 20

                      VERSANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1999             1998
                                                                       --------       ------------
                                                                      (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                        $  1,469         $  3,564
      Accounts receivable, net                                            6,057            5,878
      Other current assets                                                  714            1,318
                                                                       --------         --------
              Total current assets                                        8,240           10,760

      Property and equipment, gross                                      13,561           13,604
         Accumulated depreciation                                        (6,614)          (6,223)
                                                                       --------         --------
             Property and equipment, net                                  6,947            7,381
                                                                       --------         --------
      Other assets                                                          395              433
      Excess of cost of investment over fair value of
          net assets acquired                                             1,974            2,095
                                                                       --------         --------
              Total assets                                             $ 17,556         $ 20,669
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term bank borrowings                                       $  2,056         $  2,426
      Current maturities of long-term debt                                1,970            2,223
      Current portion of capitalized lease                                  572              561
obligations
      Accounts payable                                                    1,731            2,331
      Accrued liabilities                                                 2,907            3,692
      Deferred revenue                                                    3,178            2,830
                                                                       --------         --------
              Total current liabilities                                  12,414           14,063
                                                                       --------         --------

Long-term liabilities, net of current portion:
      Deferred revenue                                                      614              704
      Long-term notes payable                                             3,748            3,678
      Capitalized lease obligations                                         248              369
                                                                       --------         --------
              Total liabilities                                          17,024           18,814
                                                                       --------         --------

Shareholders' equity:
      Common stock                                                       45,697           45,727
      Accumulated deficit                                               (45,261)         (43,890)
      Cumulative other comprehensive income                                  96               18
                                                                       --------         --------
              Total shareholders' equity                                    532            1,855
                                                                       --------         --------

              Total liabilities and shareholders' equity               $ 17,556         $ 20,669
                                                                       ========         ========

*       Derived from audited financial statements


         The accompanying notes are an integral part of these statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                                1999             1998
                                              --------         --------
Revenue:
     License                                  $  3,771         $  2,724
     Services                                    2,479            1,834
                                              --------         --------
         Total revenue                           6,250            4,558
                                              --------         --------

Cost of revenue:
     License                                       289              614
     Services                                    1,162            1,899
                                              --------         --------
           Total cost of revenue                 1,451            2,513
                                              --------         --------

Gross profit                                     4,799            2,045
                                              --------         --------

Operating expenses:
     Marketing and sales                         3,038            5,011
     Research and development                    2,006            1,836
     General and administrative                    806              909
     Amortization of goodwill                      125              121
                                              --------         --------
           Total operating expenses              5,975            7,877
                                              --------         --------

Loss from operations                            (1,176)          (5,832)

     Other expense                                (188)             (62)
                                              --------         --------

Loss before taxes                               (1,364)          (5,894)

     Provision for taxes                             6                9

                                              --------         --------
Net loss                                      $ (1,370)        $ (5,903)
                                              ========         ========


Basic net loss per share                      $  (0.14)        $  (0.65)
                                              ========         ========
Diluted net loss per share                    $  (0.14)        $  (0.65)
                                              ========         ========

Basic weighted average common shares            10,136            9,039
Diluted weighted average common shares          10,136            9,039



         The accompanying notes are an integral part of these statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                       1999           1998
                                                                     -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(1,370)        $(5,903)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                      581             595
      Provision for doubtful accounts                                    165             158
      Changes in current assets and liabilities:
        Accounts receivable                                             (344)          3,725
        Prepaid expenses and other current assets                        604             302
        Deposits and other assets                                         38             (78)
        Accounts payable                                                (600)           (124)
        Accrued liabilities and taxes                                   (785)           (670)
        Deferred revenue                                                 258            (435)
                                                                     -------         -------
            Net cash used in operating activities                     (1,453)         (2,430)
                                                                     -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale (purchases of) property and equipment                43          (1,510)
  Proceeds from sale and maturities of short-term investments             --           6,112

                                                                     -------         -------
        Net cash provided by investing activities                         43           4,602
                                                                     -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repurchase of) net proceeds from sale of common stock                 (30)            377
  Principal payments under capital lease obligations                    (110)           (119)
  Proceeds from (payments on) short term note and bank debt             (623)            210
                                                                     -------         -------
        Net cash provided by (used in) activities                       (763)            468
                                                                     -------         -------

Effect of exchange rate changes on cash                                   78              --

                                                                     -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,095)          2,640
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       3,564           3,717
                                                                     =======         =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,469         $ 6,357
                                                                     =======         =======



         The accompanying notes are an integral part of these statements

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.      BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Versant Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998 filed with the SEC. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999, or any other future period.

2.      ORGANIZATION, OPERATIONS AND LIQUIDITY

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

The Company has suffered recurring losses from operations, is out of compliance with debt covenants, has a net working capital deficit and will require additional funding in 1999 to fund its ongoing operations and repay its debt obligations. The Company has not achieved business volume sufficient to restore profitability and a positive cash flow. The Company operated at a net loss of $1.4 million, $19.9 million and $2.3 million in the quarter ended March 31, 1999 and the years ended 1998 and 1997, respectively. *Although the Company was not in compliance with its bank line of credit and term loan covenants as of March 31, 1999, the Company expects to establish new terms to extend the line of credit and establish new covenants for the current year in May 1999. Under the terms of the current line and term loan the bank could demand repayment of the entire outstanding balance at any time. The Company's existing line of credit expires on May 31, 1999.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Net Income (Loss) Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), effective December 15, 1997. This standard revises certain methodology for computing net income (loss) per share and requires the reporting of two net income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. The dilutive effect of stock options is computed using the treasury stock method. Common stock equivalents are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

Basic net loss per share was computed using the weighted average number of shares outstanding. Diluted net loss per share for the quarters ended March 31, 1999 and 1998 were the same as basic net loss per share due to losses in these quarters and the inclusion of common stock equivalents would have been antidilutive. The number of weighted average potential common shares not included in diluted loss per share for the quarters ended March 31, 1999 and 1998, because they were antidilutive were 97,653 and 59,287 respectively.

4.      COMPREHENSIVE INCOME (LOSS)

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

A summary of comprehensive income (loss) follows (in thousands):

                                            Three months ended March 31,
                                            ----------------------------
                                                1999           1998
                                               ------         ------
Net loss                                       (1,370)        (5,903)
Foreign currency translation adjustment            78           (293)
                                               ------         ------
Comprehensive loss                             (1,292)        (6,196)

5.      SEGMENT INFORMATION

In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Management Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer and various Executive Vice Presidents of the Company.

The Company is organized geographically and by line of business. The Company has three major lines of business operating segments: license, support, and consulting/training. However, the Company also evaluates certain lines of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

The license line of business licenses an object oriented database management software (ODBMS). The ODBMS software can be classified into two broad categories: systems and development tools, which enables users to create, store, retrieve, and modify the various types of data stored in a computer system. The support line of business provides customers with a wide range of support services that include on-site support, telephone or internet access to support personnel, as well as software upgrades. The consulting and training line of business provides customers with a wide range of consulting and training services to assist the customer in evaluating, installing and customizing the database as well as training classes on the use and operation of the Company's products.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    1999            1998
                                                   -------         -------
Revenues from Unaffiliated Customers
  License                                          $ 3,771         $ 2,724
  Support                                            1,526             998
  Consulting & Training                                953             836
                                                   -------         -------
     Total Revenue                                   6,250           4,558

Distribution Margin
  License                                            3,482           2,110
  Support                                            1,103             246
  Consulting & Training                                214            (311)
                                                   -------         -------
     Total Distribution Margin                       4,799           2,045

Profit Reconciliation:
  Other Operating Expenses                           5,975           7,877
  Other Income (Expense)                              (188)            (62)
                                                   -------         -------
     Loss Before Provision for Income Taxes        $(1,364)        $(5,894)
                                                   =======         =======


The table below presents the Company's revenues by legal subsidiary (in thousands):

                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                        1999          1998
                                       ------        ------
Total Revenues Attributable To:
  United States                        $2,795        $2,766
  Germany                               1,977           536
  France                                  769           500
  United Kingdom                          452           327
  Australia/Asia Pacific                  257           429
                                       ------        ------
     Total                             $6,250        $4,558
                                       ======        ======

6.      RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends, Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," (SOP 98-4) to extend the deferral of application of certain passages of SOP 97-2 through years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in years beginning after March 15, 1999. The Company has adopted SOP 98-9 in 1999.

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

7.      LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expires on May 31, 1999. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of March 31, 1999, $900,000 was allocated to a standby letter of credit to support the Company's European banking line and $1,400,000 of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (7.75% at March 31, 1999). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated these original covenants, effective June 30, 1998, in order to comply with the Company's projected financial results. The Company is currently negotiating a new line of credit with a new expiration date. The current line of credit is currently due on demand.

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 7.75%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. The Company renegotiated the original covenants effective June 30, 1998 in order to comply with the Company's projected financial results. The Company is currently negotiating new covenants for the current year ending December 31, 1999. This line of credit is currently due on demand.

*Although the Company was not in compliance with its bank line of credit and term loan covenants as of March 31, 1999, the Company expects to establish new terms to extend the line of credit and establish new covenants for the current year in May 1999. Under the terms of the current line and term loan the bank could demand repayment of the entire outstanding balance at any time. The Company's line of credit expires on May 31, 1999.

8.      LEGAL PROCEEDINGS

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

9.      SUBSEQUENT EVENTS

        Soft Mountain Claim

The Company was advised by its counsel that the selling shareholders of the Soft Mountain shares (see Note 11 of the footnotes to the financial statements, in the annual 10KSB for December 31, 1998) have demanded that the Company repurchase for approximately $1.1 million the 245,586 shares of the Company's common stock issued to them in conjunction with the Company's purchase of all of Soft Mountain's shares. The demand alleges that the Company has not registered the shares issued in the transaction in a timely manner. The Company disputes the right of such shareholders to receive such payment, however any potential settlement could result in the payment of cash or the issuance of additional Versant stock. Settlement discussions are ongoing. Arbitration or litigation may result if a settlement cannot be reached.

        S-3 Filing

On April 9, 1999, the Company filed a Form S-3 registration statement for shares of the Company's common stock issued to the Soft Mountain shareholders and Special Situations funds and for shares issuable upon conversion of the Vertex note and upon exercise of the Special Situations Funds warrants. *The Company expects the registration statement to become effective during May 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act (the Securities Act) which reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-QSB which contain such forward-looking statements and words such as "believe," "anticipate," "expect," "intend" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-QSB involve numerous risks and uncertainties which are described throughout this Form 10-QSB, including under "Revenues" and "Risk Factors" within this Item 2. Please refer to our December 31, 1998 10KSB on file with the Securities and Exchange Commission, the section labeled "Risk Factors" for additional disclosure information. The actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties.

We were incorporated in August 1988 and commenced commercial shipments of our principal product, the Versant ODBMS, in 1991. Since that time, substantially all of our revenue has been derived from:

        1) sales of development, deployment and project licenses for the Versant ODBMS

        2)      sales of the peripheral products for the Versant ODBMS

        3) related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with the Versant ODBMS and

        4) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS

During the first quarter of 1999, the Company entered into 1 large pre-paid license agreement accounting for $962,000 in license revenue and approximately 51 smaller customer license agreements, no one of which individually accounted for over $203,000 of revenue in the first quarter. *This reflects the Company's efforts to generate recurring revenue opportunities and improve our ability to forecast revenues and consequently manage expenses by focusing more on smaller and recurring license opportunities with our current and potential customers than on large pre-paid project licenses. In the past, a significant portion of our total revenue has been derived from a limited number of large pre-paid licenses. *In addition, we seek to develop relationships with best-of-class value-added resellers in the telecommunications and financial services markets in order to strengthen our indirect sales activity, although we may not be successful in developing such relationships and such value-added resellers may not be successful in reselling our products. *We have taken significant actions to decrease our operating expenses in recent quarters, and expect to continue to take steps to decrease our operating expenses from first quarter 1999 levels. Worldwide headcount as of March 31, 1999 was 115 compared to March 31, 1998 total of 183. However, our ability to manage expenses given the unpredictability of our revenues is uncertain, and we are required to maintain a significant infrastructure in order to develop, market and support our products.

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items compare to total revenue for the three months ended March 31, 1999 and 1998.


                                             Three Months Ended
                                                  March 31,
                                           ---------------------
                                            1999           1998
                                           ------         ------
Revenue:
     License                                 60.3%          59.8%
     Services                                39.7%          40.2%
                                           ------         ------
         Total revenue                      100.0%         100.0%
                                           ------         ------

Cost of revenue:
     License                                  4.6%          13.5%
     Services                                18.6%          41.7%
                                           ------         ------
           Total cost of revenue             23.2%          55.2%
                                           ------         ------

Gross profit                                 76.8%          44.8%
                                           ------         ------

Operating expenses:
     Marketing and sales                     48.6%         109.9%
     Research and development                32.1%          40.3%
     General and administrative              12.9%          19.9%
     Amortization of goodwill                 2.0%           2.7%
                                           ------         ------
           Total operating expenses          95.6%         172.8%
                                           ------         ------

Loss from operations                        -18.8%        -128.0%

     Other expense                           -3.0%          -1.3%
                                           ------         ------

Loss before taxes                           -21.8%        -129.3%

     Provision for taxes                      0.1%           0.2%

                                           ------         ------
Net loss                                    -21.9%        -129.5%
                                           ======         ======


REVENUE

Total consolidated revenue increased 37.1% from $4.5 million in the first quarter of 1998 to $6.3 million in the first quarter of 1999. This increase in total revenue was due to an increase in both license and service revenues.

License revenue

License revenue increased 38.4% from $2.7 million in the first quarter of 1998 to $3.8 million in the first quarter of 1999. This increase was the result of an increase in runtime licenses from current customers as well as the addition of new development license customers. License revenue increased in the first quarter of 1999 to 60.3% of total sales compared to 59.8% in the first quarter of 1998. See our December 31, 1998 10KSB, on file with the SEC, section labeled "Risk Factors - Our revenue levels are unpredictable."

Service revenues

Services revenue increased 35.2% from $1.8 million in the first quarter of 1998 to $2.5 million in the first quarter of 1999. Maintenance as well as consulting and training revenues increased during this period. Services revenue remained relatively constant at approximately 40% of total revenue in both the first quarters of 1999 and 1998.

International sales

International revenue increased by 93% to $3.5 million in the first quarter of 1999 compared to $1.8 million in the first quarter of 1998. The increase in international revenue during 1999 compared to 1998 resulted primarily from higher sales in Europe. This increase in international revenue resulted from the Company's increased marketing and sales investment, as well as the September 1998 acquisition of Soft Mountain. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. International revenue as a percentage of total revenue increased from 39% in 1998 to 55% in 1999. *Due to our increased emphasis on international sales, especially through Versant Europe, we expect international revenue to remain a significant percentage of total revenue.

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue decreased to $1.4 million in the first quarter of 1999 from $2.5 million in the first quarter of 1998. This decrease was the result of three factors. First, there was a substantial cost reduction in the service organization due to our restructuring efforts completed in January 1999. Second the amortization of certain deferred license costs associated with the acquisition of Versant Europe was completed at the end of 1998. Total cost of revenue as a percentage of total revenues decreased to 23.2% in the first quarter of 1999 from 55.2% in the first quarter of 1998.

Cost of license revenue consists primarily of amortization of deferred license costs, in 1998, associated with the acquisition of Versant Europe, adjustments to bad debt reserves, product royalty obligations incurred by us when we sublicense tools provided by third parties, royalty obligations incurred by us under porting services agreements, user manuals, product media, product packaging, production labor costs and freight. Cost of license revenue decreased to $289,000 in the first quarter of 1999 compared to $614,000 in the first quarter of 1998. This decrease was the result of the elimination of amortization expense of certain deferred license costs associated with the acquisition of Versant Europe, and reduced production costs associated with the restructuring in January 1999. As a result of these decreased costs, cost of license revenue as a percentage of license revenues decreased to 4.6% in the first quarter of 1999 from 13.5% in the first quarter of 1998. As part of the acquisition of Versant Europe, we allocated $1.4 million of the purchase price to deferred license costs. In the first quarter of 1999 and 1998, we recognized zero and $250,000 respectively, of these deferred license costs as a cost of license revenue.

Cost of services revenue consists principally of personnel costs associated with providing consulting, training, technical support and nonrecurring engineering work paid for by customers. The decrease in cost of services revenue to $1.1 million in the first quarter of 1999 from $1.9 million in the first quarter of 1998, was attributable to all areas of service. These decreases were attributable to the restructuring activities completed in January 1999. Cost of services revenue as a percentage of services revenue decreased to 46.9% in 1999 compared to 103.5% in 1998. *We expect cost of services revenue to be a significant percentage of services revenue due to the need for us to maintain a significant services organization due to the lack of third-party service support, the difficulty in forecasting billable service demand, the unevenness of demand for services (which have historically been reduced during holiday periods) and pricing pressure on fees for services encountered in connection with license sales. *We also expect to experience increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which we may not be able to offset with increases in the fees we charge for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding associated services. Since December 31, 1998 we have restructured our operations to reduce employee costs and associated expenses. Worldwide headcount as of March 31, 1999 was 115 compared to March 31, 1998 total of 183. See our December 31, 1998 10KSB, on file with the SEC, section labeled "Risk Factors - We rely on telecommunications and financial services markets characterized by complexity and intense competition."

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings. The decrease in the first quarter of 1999 to $3.0 million from $5.0 million in the first quarter of 1998 resulted from the restructuring activities completed in January 1999. *We expect, in 1999, marketing and sales expenses per quarter will decrease in both absolute dollar terms and as a percentage of revenue from first quarter 1999 level, due to our efforts to control commission costs and costs associated with marketing programs. *Our operating results will be adversely affected if our marketing and sales expenditures do not decline or increased revenues are not achieved. As a percentage of total revenues marketing and sales expenses decreased to 49% in the first quarter of 1999 from 110% in the first quarter of 1998. This significant decrease in the first quarter of 1999 was the result of reduced expenses and higher revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation or the expensing of development equipment, occupancy expenses, travel, supplies and the costs of an ISO 9001 quality program. The increase to $2.0 million in the first quarter of 1999 from $1.8 million in the first quarter of 1998 resulted primarily from increased costs of funding ongoing engineering activities in India and additional operating expenses associated with Soft Mountain's engineering activity offset in part by reduced domestic spending due to the restructuring in January 1999. We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. *Due to our restructuring activities, we expect research and development expenses to decrease compared to quarter 1, 1999 levels in absolute dollar terms and decrease as a percentage of revenues in 1999. However, if we increase our research and development efforts or do not increase revenues, our results of operations could be adversely affected in the short term. To date, all research and development expenditures have been expensed as incurred. As a percent of total revenues, research and development costs were 32% in the first quarter of 1999 down from 40% in the first quarter of 1998. The decrease as a percentage of revenues was due to higher revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. The decrease in the first quarter of 1999 to $.8 million from $.9 million in the first quarter of 1998 was attributable principally to the reduced expenses due to the restructuring completed in January 1999. *We expect, in 1999, our quarterly general and administrative expenses to continue to decrease in absolute dollar terms and as a percentage of revenues from first quarter 1999 level. However, if we do not reduce our G&A expenses or revenues do not increase over Q1 1999 levels then our results of operations would be adversely affected. As a percentage of total revenues general and administrative costs decreased in the first quarter of 1999 to 13% from 20% in the first quarter of 1998. The increase as a percentage of revenues was also due to lower expenses and higher revenues.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During the first quarter of 1999, we amortized $63,800 while in the first quarter of 1998 the Company amortized $121,000. This reduction of amortization costs relates to our write down of the Versant Europe goodwill by $1.6 million in the fourth quarter of 1998, due to our revised estimated discounted cash flow over the next five years. *We will amortize $174,000 of this remaining goodwill amount in 1999. The acquisition of Soft Mountain in September 1998 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. During the first quarter of 1999, we amortized $61,200 of this amount. *We will amortize $245,000 of this amount in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2.1 million from $3.6 million at December 31, 1998 to $1.5 million at March 31, 1999. We had no short term investments on December 31, 1998 or March 31, 1999, however management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

For the first quarter ended March 31, 1999, our operating activities used $1.5 million of cash and cash equivalents primarily as a result of funding the net loss for the quarter, decreases in accrued liabilities, accounts payables and increases in our accounts receivables, offset by, reduced prepaid and other assets, increases in deferred revenues, depreciation, amortization and provision for doubtful accounts. Investing activities generated cash from the sale of older equipment no longer needed in the operational activities. Financing activities used cash of $.8 million due to principle payments on our bank and lease financing arrangements.

Total assets decreased by 15% from $20.7 million at December 31, 1998 to $17.8 million at March 31, 1999. The decrease in total assets was primarily due to the reduction in cash and net property and equipment balances as depreciation expense far exceeded the additional assets added in the first quarter of 1999. *We have and will continue to make certain investments in software applications and systems to ensure that our products are Year 2000 compliant. In particular, our purchase of approximately $9 million of property and equipment during 1997 and 1998 included substantial investments in management and information systems designed to be Year 2000 compliant. We are currently in the process of testing our internal and external systems for compliance as well as contacting our customers, suppliers and providers of third-party technology that may be integrated with our products for information concerning their Year 2000 compliance status. In the event that any of our significant suppliers or customers, or such third-party technology providers, does not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. See "Risk Factors - Our business may be harmed by Year 2000 problems."

Total liabilities decreased 9.5% from $18.8 million at December 31, 1998 to $17.0 million at March 31, 1999. This decrease was due to a reduction of accrued liabilities, accounts payables, reduced bank and lease debt partially offset by increases in net deferred revenue and accrued interest on our convertible secured note.

Total shareholders' equity decreased 71% from $1.9 million at December 31, 1998 to $.5 million at March 31, 1999. This decrease primarily results from the net loss of $1.4 million for the quarter.

At March 31, 1999, we had $1.5 million in cash and cash equivalents and negative working capital of approximately $4.2 million. We maintain a revolving credit line with a bank that expires on May 31, 1999. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of March 31, 1999, $900,000 was allocated to a standby letter of credit to support our European banking line and $1,400,000 of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets. These borrowings bear interest at the bank's base lending rate (7.75% at March 31, 1999). The loan agreement contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. We renegotiated these original covenants, effective June 30, 1998, in order to comply with our projected financial results for 1998. As of March 31, 1999, we were negotiating a new line of credit with a new expiration date. The current line of credit is currently due on demand.

We entered into an interest only, variable rate note of $2.5 million with a bank that matured March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 7.75%, plus 0.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. We renegotiated these original covenants, effective June 30, 1998, in order to comply with our projected financial results for 1998. As of March 31, 1999, we were negotiating new covenants for the current year ending December 31, 1999. Therefore, This loan is currently due on demand and has been restated as a current liability in our financial statements.

*Although the Company was not in compliance with its bank line of credit and term loan covenants as of March 31, 1999, the Company expects to establish new terms to extend the line of credit and establish new covenants for the current year in May 1999. Under the terms of the current line and term loan the bank could demand repayment of the entire outstanding balance at any time. The Company's line of credit expires on May 31, 1999.

Although we seek to negotiate new financial covenants for our existing bank debt, the bank is not required to amend our existing covenants. Moreover, any new covenants that we negotiate may contain terms that significantly restrict our business activities.

*We believe that our current cash, cash equivalents, our lines of credit, and the net cash provided by operations, if any, may be insufficient to meet our anticipated cash needs for working capital and capital expenditures for 1999. At March 31, 1999, our commitments for capital expenditures were not material. *If cash provided by operations is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies.

To date, we have not achieved business volume sufficient to restore profitability and a positive cash flow. We operated at a net loss of $1.4 million, $19.9 million and $2.3 million in the quarter ending March 31, 1999, year ending 1998 and 1997 respectively. Our available cash and credit facilities may not be sufficient to fund our operations and successfully implement our business plan, part of which consists of pursuing potential strategic relationships, acquisitions of companies, products and technologies. As a result, our ability to continue as a going concern is dependent upon future events, including our ability to obtain additional debt or equity financing. Additional debt or equity financing, if required, may not be available to us on commercially reasonable terms, or at all. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities. If we are unable to obtain additional debt or equity financing and do not generate consistent positive cash flows from operations for the immediate and foreseeable future, we will be required to cease or substantially reduce operations.

The actual cash resources required to successfully implement our business plan in year 1999 will depend upon numerous factors, including but not limited to those described in our December 31, 1998 10KSB on file with the SEC and the following additional Risk Factors.

RISK FACTORS

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

RISKS RELATED TO OUR BUSINESS

OUR LIMITED WORKING CAPITAL MAY PREVENT US FROM CONTINUING AS A GOING CONCERN. We incurred a significant reduction in working capital in 1998 and a further reduction as a result of our first quarter 1999 loss. To date, we have not achieved business volume sufficient to restore profitability and a positive cash flow. We operated at a net loss of $20 million in 1998 and as of March 31, 1999 have incurred an additional operating loss of $1.4 million. Our available cash and credit facilities may not be sufficient to fund our operations and successfully implement our business plan, part of which consists of pursuing potential strategic relationships, acquisitions of companies, products and technologies. Also, the Soft Mountain shareholders have demanded that we repurchase for approximately $1.1 million the 246,586 shares of our common stock issued to them in connection with our purchase of Soft Mountain shares as a result of our inability to register their shares by December 31, 1998. Our ability to continue as a going concern is therefore dependent upon future events, including our ability to obtain additional debt or equity financing. In Quarter 4, 1998, we raised $3.6 million through the sale of a convertible secured subordinated promissory note to Vertex Technology Fund, and $1.4 million through the sale of equity securities to Special Situations Fund. We may raise additional funds through the sale of equity securities or other means in the near future. *However, funds may not be available on favorable terms, if at all. *If we are unable to raise additional funds, we will be dependent on cash flow from operations to fund operations and to repay outstanding bank debt. *Unless we generate consistent positive cash flows from operations for the immediate and foreseeable future, we will be required to cease or substantially reduce operations. *The sale of additional equity or convertible debt securities would result in dilution to our shareholders.

OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ. Our common stock is listed on the Nasdaq National Market. Nasdaq has continued listing requirements which we must meet to avoid delisting. Currently, we do not meet the $4 million tangible net assets requirement and have been so notified by Nasdaq. We believe that we will be able to meet this requirement if Vertex converts its note and if additional equity can be raised in time to satisfy Nasdaq. We may be unable to timely secure or conclude these commitments, however. Companies traded on the Nasdaq Markets are also required to maintain a minimum bid price of one dollar per share. Our stock price may decline below this requirement. There are other requirements as well. If our common stock is delisted, we may not be able to satisfy the higher requirements for relisting on either the Nasdaq National or Nasdaq SmallCap Market. After delisting, trading in our common stock may be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets". As a result, investors would find it more difficult to buy, sell or quote our common stock.

OUR EXISTING DEBT BURDEN IS SUBSTANTIAL, AND WE MAY DEFAULT ON OUR LOANS. At March 31, 1999, we had the following outstanding borrowings:

        (1) $2.1 million under a bank revolving loan, which expires on May 31, 1999;

        (2) $2.0 million under a bank term loan, which expires on March 18, 2001; and

        (3) $3.6 million plus accrued interest of $140,000 under our convertible subordinated secured promissory note, which is due in October 2001.

Because we were not in compliance with the covenants that apply to the bank revolving loan and the bank term loan at March 31, 1999, the bank has the ability to declare a default on these loans and demand immediate payment of approximately $4.1 million in currently outstanding borrowings. Therefore, unless we are able to renegotiate our covenants and extend or refinance this debt, we will need to generate a significant amount of cash in the immediate future, and in any event by the May 31, 1999 expiration date of the bank revolving loan. As in previous quarters in which we were not in compliance with our financial covenants, we are currently pursuing discussions with the bank to amend the terms of our loans, including their repayment schedules and financial covenants. However, we may not be successful in this endeavor. Even if we are successful amending the terms of or refinancing our loans, the new terms could be significantly less attractive than our current financing arrangements and could significantly restrict our operating activities.

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

We have contracted with an outside independent consulting firm to provide internal Year 2000 equipment testing and consulting services to assist us in the process of defining and implementing a Year 2000 compliance project. This compliance project includes the following phases:

                                                                                     EXPECTED
                                                                                    COMPLETION
NAME OF PHASE:                       DESCRIPTION:                      STATUS:         DATE:
--------------                       ------------                     ---------     ----------
Awareness and        Educate the company on the Year 2000             Completed          --
Assessment Phase     project, the potential problems associated
                     with this date issue, inventory our systems
                     and products that require compliance testing.

                                                                                     EXPECTED
                                                                                    COMPLETION
NAME OF PHASE:                       DESCRIPTION:                      STATUS:         DATE:
--------------                       ------------                     ---------     ----------
Testing  and         Test our systems and products and identify        Begins        July 1999
Validation Phase     the non-compliant areas, develop                March 1999
                     remediation plans, map the conversion process
                     to correct non-compliant areas and validate
                     the changes that need to be made to correct
                     non-compliant areas.

Implementation       Convert non-compliant areas with compliant        Begins         October
and Certification    products (hardware or software), verify         August 1999       1999
Phase                that all intended changes have been made
                     successfully and that all planned Year 2000
                     compliance changes have been made.

Maintenance Phase    This phase puts processes and procedures in       Begins        December
                     place to minimize the likelihood that          November 1999      1999
                     Year 2000 compliance problems will be
                     reintroduced into the compliant
                     systems and products.

STATUS:

Awareness and Assessment Phase: We have written and published an awareness statement to educate our employees, vendors and customers about the Year 2000 issues and potential problems associated with the Year 2000 rollover problem and what effect this will have on our company and customers. We have published this statement internally to our employees and management and will be distributing this statement via our web site "versant.com" and by mail to certain vendors and customers by May 1999. We have identified all internal systems (products and software) that need to be tested for Year 2000 compliance.

Testing and Validation Phase: We have tested our personal computers and servers used by our information management systems, engineering development teams and employees to complete their daily work assignments. The results were 3 personal computers (one 486 and two Pentiums), and two servers (both Pentiums) failed our Year 2000 test. We intend to replace both servers and the 486 system with existing Y2k compliant inventory, and upgrade the remaining two Pentiums with bios upgrades if possible or replace. We will be testing or seeking validation with respect to Year 2000 compliance regarding external providers for phone service, security service, utility service, internet service and air conditioning service. We will then develop remediation plans to correct non-compliant systems.

In addition to the internal testing, evaluation and remediation project, we will implement a program that will query our suppliers and providers of third-party technology that may be integrated with our products to determine if the suppliers operations', products and services are Year 2000 compliant. We expect these questionnaires to be sent to our third party providers and key suppliers by the end of May 1999 and conclude our review by the end of July 1999. Where practical, we will take the necessary actions to reduce our exposure to suppliers that are not Year 2000 compliant by finding alternative suppliers. However, there may be critical suppliers that cannot be substituted and this could have a material adverse effect on our operations.

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

Please refer to our December 31, 1998 10KSB, on file with the SEC, section labeled "Risk Factors" for a complete description of the risk factors facing our company.

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

ITEM  2. EXHIBITS AND REPORTS ON FORM 8K

(a)

Exhibit No.    Exhibit Title
-----------    -------------
27.01   Financial Data Schedule

(b)     None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VERSANT OBJECT TECHNOLOGY CORPORATION

Date: May 12, 1999                      /s/ Gary Rhea
----------------------                  -----------------------------
                                        Gary Rhea
                                        Vice President Finance and
                                        Administration. Chief Financial Officer,
                                        Treasurer and Secretary (Duly Authorized
                                        Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------
   27.01  --   Financial Data Schedule