Form 10QSB
period 1999-06-30
VERSANT CORP
filed 1999-08-02
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 Yes [X]   No [ ]

         The number of shares of common stock, no par value, outstanding as of July 26, 1999: 10,178,810

           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ]   No [X]

                               VERSANT CORPORATION
                                   FORM 10-QSB
                      Quarterly Period Ended June 30, 1999

                                Table of Contents

Part I.  Financial Information

     Item 1.  Financial Statements                                                                                 Page No.

            Consolidated Balance Sheets -- June 30, 1999 and December 31, 1998                                        3

            Consolidated Statements of Operations -- Three and Six Months Ended June 30, 1999 and 1998                4

            Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1999 and 1998                          5

            Notes to Consolidated Financial Statements                                                                6

     Item 2.  Management's Discussion and Analysis or Plan of Operations                                             11

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                                      20

     Item 2.  Changes in Securities and Use of Proceeds                                                              20

     Item 3.  Defaults Upon Senior Securities                                                                        20

     Item 4.  Submission of Matters to a Vote of Security Holders                                                    20

     Item 5.  Other Information                                                                                      20

     Item 6.  Exhibits and Reports on Form 8K                                                                        21

Signatures                                                                                                           21

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    JUNE 30,         DECEMBER 31,
                                                                      1999               1998
                                                                  ------------       ------------
                                                                   (UNAUDITED)             *
ASSETS

Current assets:
      Cash and cash equivalents                                   $        823       $      3,564
      Accounts receivable, net                                           7,851              5,878
      Other current assets                                                 519              1,318
                                                                  ------------       ------------
              Total current assets                                       9,193             10,760

      Property and equipment, net                                        6,462              7,381
      Other assets                                                         321                433
      Excess of cost of investment over fair value of
          net assets acquired                                            1,951              2,095
                                                                  ------------       ------------
              Total assets                                        $     17,927       $     20,669
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term bank borrowings                                  $      1,600       $      2,426
      Current maturities of long-term debt                               1,733              2,223
      Current portion of capitalized lease obligations                     507                561
      Accounts payable                                                   1,923              2,331
      Accrued liabilities                                                3,466              3,692
      Deferred revenue                                                   3,396              2,830
                                                                  ------------       ------------
              Total current liabilities                                 12,625             14,063
                                                                  ------------       ------------

Long-term liabilities, net of current portion:
      Deferred revenue                                                     556                704
      Long-term notes payable                                            3,819              3,678
      Capitalized lease obligations                                        157                369
                                                                  ------------       ------------
              Total liabilities                                         17,157             18,814
                                                                  ------------       ------------

Shareholders' equity:
      Common stock                                                      45,707             45,727
      Accumulated deficit                                              (44,953)           (43,890)
      Cumulative other comprehensive income                                 16                 18
                                                                  ------------       ------------
              Total shareholders' equity                                   770              1,855
                                                                  ------------       ------------

              Total liabilities and shareholders' equity          $     17,927       $     20,669
                                                                  ============       ============


* Derived from audited financial statements


        The accompanying notes are an integral part of these statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                              -----------------------------         -----------------------------
                                                                 1999               1998               1999               1998
                                                              ----------         ----------         ----------         ----------
Revenue:
     License                                                  $    4,867         $    4,310         $    8,638         $    7,034
     Services                                                      2,145              2,261              4,624              4,095
                                                              ----------         ----------         ----------         ----------
         Total revenue                                             7,012              6,571             13,262             11,129
                                                              ----------         ----------         ----------         ----------

Cost of revenue:
     License                                                         177                486                466              1,100
     Services                                                      1,136              1,737              2,298              3,636
                                                              ----------         ----------         ----------         ----------
           Total cost of revenue                                   1,313              2,223              2,764              4,736
                                                              ----------         ----------         ----------         ----------

Gross profit                                                       5,699             4,348              10,498              6,393
                                                              ----------         ----------         ----------         ----------

Operating expenses:
     Marketing and sales                                           2,518              4,298              5,556              9,309
     Research and development                                      1,710              1,814              3,716              3,650
     General and administrative                                      853                991              1,659              1,900
     Amortization of goodwill                                        106                121                231                242
                                                              ----------         ----------         ----------         ----------
           Total operating expenses                                5,187              7,224             11,162             15,101
                                                              ----------         ----------         ----------         ----------

Income (loss) from operations                                        512             (2,876)              (664)            (8,708)

     Other expense, net                                             (201)              (131)              (389)              (193)
                                                              ----------         ----------         ----------         ----------

Income (loss) before provision for taxes                             311             (3,007)            (1,053)            (8,901)

     Provision for taxes                                               3                  5                  9                 14
                                                              ----------         ----------         ----------         ----------
Net income (loss)                                             $      308         $   (3,012)        $   (1,062)        $   (8,915)
                                                              ==========         ==========         ==========         ==========


Basic net income (loss) per share                             $     0.03         $    (0.33)        $    (0.10)        $    (0.98)
                                                              ==========         ==========         ==========         ==========
Diluted net income (loss) per share                           $     0.03         $    (0.33)        $    (0.10)        $    (0.98)
                                                              ==========         ==========         ==========         ==========

Basic weighted average common shares                              10,146              9,081             10,141              9,060
                                                              ==========         ==========         ==========         ==========
Diluted weighted average common and potential common
shares                                                            10,177              9,081             10,141              9,060
                                                              ==========         ==========         ==========         ==========


        The accompanying notes are an integral part of these statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                          1999              1998
                                                                       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $   (1,062)       $   (8,915)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                         1,074             1,230
      Accrued interest on Vertex note                                         141                 -
      Provision for doubtful accounts                                         242               184
      Changes in operating assets and liabilities:
        Accounts receivable                                                (2,215)              854
        Prepaid expenses and other current assets                             799               465
        Deposits and other assets                                             112               (91)
        Accounts payable                                                     (408)              (77)
        Accrued liabilities and taxes                                        (226)             (352)
        Deferred revenue                                                      418              (426)
                                                                       ----------        ----------
            Net cash used in operating activities                          (1,125)           (7,128)
                                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (10)           (1,272)
  Proceeds from sale and maturities of short-term investments                   -             6,112
                                                                       ----------        ----------
        Net cash provided by (used in) investing activities                   (10)            4,840
                                                                       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                      (20)              380
  Principal payments under long term note                                       -              (316)
  Principal payments under capital lease obligations                         (266)             (263)
  Short-term note and bank debt                                            (1,316)            1,957
                                                                       ----------        ----------
        Net cash (used in) provided by financing activities                (1,602)            1,758
                                                                       ----------        ----------

Effect of exchange rate changes on cash                                        (4)                -
                                                                       ----------        ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (2,741)             (530)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,564             3,717
                                                                       ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      823        $    3,187
                                                                       ==========        ==========


        The accompanying notes are an integral part of these statements.

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

The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, a limited customer base, dependence on key individuals, product concentration, and the potential need for additional financing.

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

     Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. The dilutive effect of stock options is computed using the treasury stock method. Potential common stock is excluded from the diluted net income (loss) per share computation if its effect is antidilutive.

Basic net income(loss) per share was computed using the weighted average number of shares outstanding. Diluted net income per share for the quarter ended June 30, 1999 was based on the diluted weighted average potential common shares. The diluted net loss per share for the quarter ended June 30, 1998 was the same as basic net loss per share due to losses in this quarter thus the inclusion of potential common shares would have been antidilutive. The number of weighted average potential common shares not included in diluted loss per share for the quarter ended June 30, 1998, because they were antidilutive, was 217,181.

3.   COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) follows (in thousands):


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                    1999              1998              1999              1998
                                                 ----------        ----------        ----------        ----------
Net income(loss)                                 $      308        ($   3,012)       ($   1,062)       ($   8,915)
Foreign currency translation adjustment                 (80)               50                (2)             (243)
                                                 ==========        ==========        ==========        ==========
Comprehensive (loss) income                      $      228        ($   2,962)       ($   1,064)       ($   9,158)
                                                 ==========        ==========        ==========        ==========

4.   SEGMENT INFORMATION

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

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):


                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------         -----------------------------
                                                        1999               1998               1999               1998
                                                     ----------         ----------         ----------         ----------
Revenues from Unaffiliated Customers
  License                                            $    4,867         $    4,310         $    8,638         $    7,034
  Support                                                 1,335              1,132              2,861              2,130
  Consulting & Training                                     810              1,129              1,763              1,965
                                                     ----------         ----------         ----------         ----------
     Total Revenue                                        7,012              6,571             13,262             11,129

Distribution Margin
  License                                                 4,690              3,824              8,172              5,934
  Support                                                 1,007                339              2,110                585
  Consulting & Training                                       2                185                216               (126)
                                                     ----------         ----------         ----------         ----------
     Total Distribution Margin                            5,699              4,348             10,498              6,393

Profit Reconciliation:
  Other Operating Expenses                                5,187              7,224             11,162             15,101
  Other Income (Expense)                                   (201)              (131)              (389)              (193)
                                                     ----------         ----------         ----------         ----------
     Loss Before Provision for Income Taxes          $      311         $   (3,007)        $   (1,053)        $   (8,901)
                                                     ==========         ==========         ==========         ==========


The table below presents the Company's revenues by legal subsidiary (in thousands):


                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            1999             1998             1999             1998
                                         ----------       ----------       ----------       ----------
Total Revenues Attributable To:
  United States/Canada                   $    3,683       $    3,618       $    6,476       $    6,383
  Germany                                       714              808            2,691            1,344
  France                                      1,522              473            2,291              800
  United Kingdom                                808              973            1,260            1,473
  Australia/Asia Pacific                        285              699              544            1,129
                                         ----------       ----------       ----------       ----------
     Total                               $    7,012       $    6,571       $   13,262       $   11,129
                                         ==========       ==========       ==========       ==========

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

6.   LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expired on May 31, 1999. The Company has negotiated an amendment to the existing line of credit that will go into effect for the quarter ending September 30, 1999. This amended line of credit expires June 1, 2000. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of June 30, 1999, $900,000 was allocated to a standby letter of credit to support the Company's European banking line and $1.4 million of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate, currently at

7.75%, plus 2.0%. The loan agreement contains amended financial covenants, commencing with the quarter ending September 30, 1999, and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval.

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement. The amended financial covenants will commence with the quarter ending September 30, 1999. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 7.75%, plus 2.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval.

7.   LEGAL PROCEEDINGS

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

The selling shareholders of the Soft Mountain shares (see Note 11 of the footnotes to the consolidated financial statements, in the annual 10-KSB for December 31, 1998) have demanded that the Company repurchase for approximately $1.1 million the 245,586 shares of the Company's common stock issued to them in conjunction with the Company's purchase of all of Soft Mountain's shares. The demand alleges that the Company has not registered the shares issued in the transaction in a timely manner. The Company disputes the right of such shareholders to receive such payment, however any potential settlement could result in the payment of cash or the issuance of additional Versant stock. Settlement discussions are ongoing. Arbitration or litigation may result if a settlement cannot be reached. On April 9, 1999, the Company filed a Form S-3 registration statement for shares of the Company's common stock issued to the Soft Mountain shareholders and others. *The registration statement became effective May 14, 1999.

8.   SUBSEQUENT EVENTS

In July 1999, the Company converted $3,846,551 of principal and interest outstanding under the Note to Vertex (see Note 12 of the footnotes to the consolidated financial statements, in the annual 10-KSB for December 31, 1998) into 902,946 shares of Series A Convertible Preferred Stock (Preferred Stock). In addition, the Company issued 586,853 shares of Preferred Stock to a Vertex affiliate and other investors in consideration for $2,499,994. Each share of Preferred Stock is initially convertible into two shares of Common Stock. Each share of Preferred Stock votes like one share of Common Stock until converted.

In connection with the issuance of Preferred Stock, the Company issued warrants to purchase 1,489,799 shares of the Company's Common Stock for cash consideration of $73,357. The warrants have an exercise price of $2.13 per share, are immediately exercisable and expire upon the earlier of (i) July 11, 2004, (ii) an acquisition of the Company (whether by merger, consolidation, tender offer or otherwise) in which the Company's shareholders prior to the acquisition own less than a majority of the surviving corporation, or the sale of all or substantially all of the Company's assets, or (iii) 15 business days after the Company gives notice to the holder that the Company's stock price has closed above $12.00 for forty-five consecutive business days.

The Preferred Stock has a participating liquidation preference over the Company's common stock initially equal to 150% of the full amount paid for such stock, which preference increases by an additional 50% per year over each of the next two years, so long as the Preferred Stock is outstanding. The Preferred Stock automatically converts into Common Stock if the Company's common stock price exceeds $12.00 per share for forty-five consecutive business days.

Neither the Preferred Stock nor the warrants have been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an exemption from applicable registration requirements. Holders of the Preferred Stock and warrants have certain registration rights relating to the Common Stock issuable upon the conversion of the Preferred Stock or exercise of the warrants. The Company is obligated to file a registration statement on Form S-3 to register these shares of Common Stock by October 10, 1999.

Upon conversion of the Note and issuance of the Preferred Stock, the Company had net assets of $20.5 million, total liabilities of $13.1 million and total shareholders' equity of $7.4 million. The Pro-forma financial statement below reflects the balance sheet had the Vertex note converted and the Series A Preferred Stock funded in June 1999.

                      VERSANT CORPORATION AND SUBSIDIARIES
                      PROFORMA CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           JUNE 30,            JUNE 30,
                                                                             1999               1999
                                                                         ------------       ------------
                                                                          (UNAUDITED)        (UNAUDITED)
ASSETS                                                                     PRO-FORMA            ACTUAL

Current assets:
      Cash and cash equivalents                                          $      3,396       $        823
      Other assets                                                             15,153             15,153
      Excess of cost of investment over fair value of
          net assets acquired                                                   1,951              1,951
                                                                         ------------       ------------
              Total assets                                               $     20,500       $     17,927
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Bank and current portion of capitalized lease obligations                 3,840              3,840
      Accounts payable and deferred revenue                                     5,319              5,319
      Accrued liabilities                                                       3,239              3,466
                                                                         ------------       ------------
              Total current liabilities                                        12,398             12,625
                                                                         ------------       ------------

Long-term liabilities, net of current portion:
      Deferred revenue                                                            556                556
      Long-term notes payable                                                       -              3,819
      Capitalized lease obligations                                               157                157
                                                                         ------------       ------------
              Total liabilities                                                13,111             17,157
                                                                         ------------       ------------

Shareholders' equity:
      Common stock                                                             46,553             45,707
      Preferred stock                                                           6,346                  -
      Warrants                                                                     73                  -
      Accumulated deficit(1)                                                  (45,599)           (44,953)
      Cumulative other comprehensive income                                        16                 16
                                                                         ------------       ------------
              Total shareholders' equity                                        7,389                770
                                                                         ------------       ------------

              Total liabilities and shareholders' equity                 $     20,500       $     17,927
                                                                         ============       ============

------------------------

(1) Reflects an extraordinary charge to earnings for the unamortized portion of the beneficial conversion feature, associated with the convertible debt that has been converted into equity.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Management's Discussion and Analysis or Plan of Operation includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the Securities Act) which reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-QSB which contain such forward-looking statements and words such as "believe," "anticipate," "expect," "intend" and similar expressions are also intended to identify forward-looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-QSB involve numerous risks and uncertainties which are described throughout this Form 10-QSB, including under "Revenues" and "Risk Factors" within this Item 2. Please also refer to our December 31, 1998 10-KSB on file with the Securities and Exchange Commission and any more recent quarterly reports, the section labeled "Risk Factors" for additional disclosure information. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties.

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

During the second quarter of 1999, the Company entered into one large pre-paid license agreement accounting for $950,000 in license revenue and approximately fourteen smaller customer license agreements, averaging between $100,000 to $500,000. This reflects the Company's efforts to generate recurring revenue opportunities and improve our ability to forecast revenues and consequently manage expenses by focusing more on smaller and recurring license opportunities with our current and potential customers than on large pre-paid project licenses. In the past, a significant portion of our total revenue has been derived from a limited number of large pre-paid licenses. *In addition, we seek to develop relationships with best-of-class value-added resellers in the telecommunications and financial services markets in order to strengthen our indirect sales activity, although we may not be successful in developing such relationships and such value-added resellers may not be successful in reselling our products. *We have taken significant actions to decrease our operating expenses in previous quarters, and we believe our operating expenses are now in line with our revenue mix and level. Worldwide headcount as of June 30, 1999 was 117 compared to the June 30, 1998 total of 159. However, our ability to manage expenses given the unpredictability of our revenues is uncertain, and we are required to maintain a significant infrastructure in order to develop, market and support our products.

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items compare to total revenue for the three and six months ended June 30, 1999 and 1998:


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                             ----------------------------        ----------------------------
                                                1999              1998              1999              1998
                                             ----------        ----------        ----------        ----------
Revenue:
     License                                       69.4%             65.6%             65.1%             63.2%
     Services                                      30.6%             34.4%             34.9%             36.8%
                                             ----------        ----------        ----------        ----------
         Total revenue                            100.0%            100.0%            100.0%            100.0%

Cost of revenue:
     License                                        2.5%              7.4%              3.5%              9.9%
     Services                                      16.2%             26.4%             17.3%             32.7%
                                             ----------        ----------        ----------        ----------
           Total cost of revenue                   18.7%             33.8%             20.8%             42.6%

Gross profit                                       81.3%             66.2%             79.2%             57.4%

Operating expenses:
     Marketing and sales                           35.9%             65.4%             41.9%             83.6%
     Research and development                      24.4%             27.6%             28.0%             32.8%
     General and administrative                    12.2%             15.1%             12.5%             17.1%
    Amortization of goodwill                        1.5%              1.8%              1.8%              2.2%
                                             ----------        ----------        ----------        ----------
           Total operating expenses                74.0%            109.9%             84.2%            135.7%

Income (loss) from operations                       7.3%            (43.7)%            (5.0)%           (78.3)%

     Other expense, net                            (2.9)%            (2.0)%            (2.9)%            (1.7)%
                                             ----------        ----------        ----------        ----------

Income (loss) before taxes                          4.4%            (45.7)%            (7.9)%           (80.0)%

     Provision for taxes                              -               0.1%              0.1%              0.1%

                                             ==========        ==========        ==========        ==========
Net income (loss)                                   4.4%            (45.8)%            (8.0)%           (80.1)%
                                             ==========        ==========        ==========        ==========


REVENUE

Total consolidated revenue increased 6.7% from $6.6 million in the second quarter of 1998 to $7.0 million in the second quarter of 1999. This increase in total revenue was due to an increase in license revenues. Total consolidated revenue increased 19.2% from $11.1 million for the six month period ending June 30, 1998 to $13.3 million for the corresponding period ending June 30, 1999. This increase in total revenue was due to an increase in both license and services revenues.

License revenue

License revenue increased 12.9% from $4.3 million in the second quarter of 1998 to $4.9 million in the second quarter of 1999. License revenue increased 22.8% to $8.6 million for the six month period ending June 30, 1999, from $7.0 million for the corresponding period in 1998. License revenue increased in the second quarter of 1999 to 69.4% of total sales compared to 65.6% in the second quarter of 1998. License revenue increased for the six month period ending June 30, 1999 to 65.1% of total sales compared to 63.2% for the corresponding period in 1998. These increases were the result of an increase in runtime licenses from current customers as well as the addition of new development license customers. See our December 31, 1998 10-KSB, on file with the SEC, section labeled "Risk Factors - Our revenue levels are unpredictable."

Services revenue

Services revenue decreased 5.1% from $2.3 million in the second quarter of 1998 to $2.1 million in the second quarter of 1999. This decrease was due to reduced consulting revenues. Services revenue increased 12.9% to $4.6 million, for the six month period ending June 30, 1999, from $4.1 million in the corresponding period in 1998. This increase was due to increases in both maintenance and training revenue.

International revenue

International revenue increased 13% to $3.3 million in the second quarter of 1999 compared to $2.9 million in the second quarter of 1998. International revenue increased 43.0% to $6.8 million, for the six month period ending June 30, 1999, from $4.7 million in the corresponding period in 1998. The increase in international revenue during 1999 compared to 1998 resulted primarily from higher sales in Europe. This increase in international revenue resulted from the Company's increased marketing and sales investment, as well as the September 1998 acquisition of Soft Mountain. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. International revenue as a percentage of total revenue increased for the second quarter 1999 to 48% from 45% in 1998 and to 51% for the six month period ending June 30, 1999 from 43% for the corresponding period in 1998. *Due to our increased emphasis on international sales, especially through Versant Europe, we expect international revenue to remain a significant percentage of total revenue.

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue decreased 40.9% to $1.3 million in the second quarter of 1999 from $2.2 million in the second quarter of 1998. Total cost of revenue decreased 41.6% to $2.8 million for the six month period ending June 30, 1999, from $4.7 million in the corresponding period in 1998. This decrease was the result of three factors. First, there was a substantial cost reduction in the service organization due to our restructuring efforts completed in January 1999. Second, the amortization of certain deferred license costs associated with the acquisition of Versant Europe was completed at the end of 1998. Third, the provision for bad debt reserves was lower in 1999 compared to 1998. Total cost of revenue as a percentage of total revenues decreased to 18.7% in the second quarter of 1999 and 20.8% for the six month period ending June 30, 1999 from 33.8% and 42.6% respectively, in the corresponding periods in 1998.

Cost of License revenue

Cost of license revenue consists primarily of amortization of deferred license costs associated with the acquisition of Versant Europe (for 1998 only), provisions for bad debt reserves, product royalty obligations incurred by us when we sublicense tools provided by third parties, royalty obligations incurred by us under porting services agreements, user manuals, product media, product packaging, production labor costs and freight. Cost of license revenue decreased 63.6% to $177,000 in the second quarter of 1999 compared to $486,000 in the second quarter of 1998. Cost of license revenue decreased 57.6% to $466,000 for the six month period ending June 30, 1999, from $1.1 million for the corresponding period in 1998. This decrease was the result of the elimination of amortization expense of certain deferred license costs associated with the acquisition of Versant Europe, reduced provisions for bad debt reserves and reduced production costs associated with the restructuring in January 1999. As a result of these decreased costs, cost of license revenue as a percentage of license revenues decreased to 3.6% for the second quarter 1999 and 5.4% for the six month period ending June 30, 1999 compared to 7.4% and 9.9%, respectively, for the corresponding periods in 1998. As part of the acquisition of Versant Europe, we allocated $1.4 million of the purchase price to deferred license costs. In the second quarter and six month period of 1999, we recognized zero expense versus $250,000 and $500,000, respectively, for the corresponding periods in 1998, of these deferred license costs as a cost of license revenue.

Cost of Services revenue

Cost of services revenue consists principally of personnel costs associated with providing consulting, training, technical support and nonrecurring engineering work paid for by customers. Cost of services revenue decreased 34.6% to $1.1 million in the second quarter of 1999 compared to $1.7 million in the second quarter of 1998. Cost of services revenue decreased 36.8% to $2.3 million for the six month period ending June 30, 1999, from $3.6 million for the corresponding period in 1998. These decreases were attributable to the restructuring activities completed in January 1999. Cost of services revenue as a percentage of services revenue decreased to 53.0% for the second quarter 1999 and 49.7% for the six month period ending June 30, 1999 compared to 76.8% and 88.8% respectively, for the corresponding periods in 1998. *We expect cost of services revenue to be a significant percentage of services revenue due to the need for us to maintain a significant services organization due to the lack of third-party service support, the difficulty in forecasting billable service demand, the unevenness of demand for services (which have historically been reduced during holiday periods) and pricing pressure on fees for services encountered in connection with license sales. *We also expect to experience increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which we may not be able to offset with increases in the fees we charge for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding associated services. Since December 31, 1998 we have restructured our operations to reduce employee costs and associated expenses. Worldwide headcount as of June 30, 1999 was 117 compared to June 30, 1998 total of 159. See our December 31, 1998 10-KSB, on file with the SEC, section labeled "Risk Factors - We rely on telecommunications and financial services markets characterized by complexity and intense competition."

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings. Marketing and sales expenses decreased 41.4% to $2.5 million in the second quarter of 1999 compared to $4.3 million in the second quarter of 1998. Marketing and sales expenses decreased 40.3% to $5.6 million for the six month period ending June 30, 1999, from $9.3 million for the corresponding period in 1998. These decreases were attributable to the restructuring activities completed in January 1999. *We expect, in 1999, marketing and sales expenses per quarter will increase slightly in absolute dollar terms but will decrease as a percentage of revenue from second quarter 1999 level, due to our efforts to control headcount, commission costs and costs associated with marketing programs. *Our operating results will be adversely affected if our marketing and sales expenditures increase more than planned or increased revenues are not achieved. As a percentage of total revenues marketing and sales expenses decreased to 35.9% for the second quarter 1999 and 41.9% for the six month period ending June 30, 1999 compared to 65.4% and 83.6% respectively, for the corresponding periods in 1998. These significant decreases in both periods were the result of reduced expenses and higher revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation or the expensing of development equipment, occupancy expenses, travel, supplies and the costs of an ISO 9001 quality program. Research and development expenses decreased 5.7% to $1.7 million in the second quarter of 1999 compared to $1.8 million in the second quarter of 1998. Research and development expenses remained flat at $3.7 million for the six month period ending June 30, 1999, and for the corresponding period in 1998. The decrease for the three month period was attributable to the restructuring activities completed in January 1999. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. *Due to increased development efforts under way, we expect research and development expenses to increase compared to the second quarter 1999 levels in absolute dollar terms but to decrease as a percentage of revenues in 1999. However, if we increase our research and development efforts more than planned or do not increase revenues, our results of operations could be adversely affected in the short term. To date, all research and development expenditures have been expensed as incurred. As a percent of total revenues, research and development costs as a percentage of total revenues decreased to 24.4% for the second quarter 1999 and 28.0% for the six month period ending June 30, 1999 compared to 27.6% and 32.8% respectively, for the corresponding periods in 1998. The decrease as a percentage of revenues was due to higher revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. General and administrative expenses decreased 13.9% to $853,000 in the second quarter of 1999 compared to $991,000 in the second quarter of 1998. General and administrative expenses decreased 12.7% to $1.7 million for the six month period ending June 30, 1999, from $1.9 million for the corresponding period in 1998. These decreases were attributable to the restructuring activities completed in January 1999. *We expect, in 1999, our quarterly general and administrative expenses to increase slightly in absolute dollar terms but decrease as a percentage of revenues from second quarter 1999 level. *However, if our G&A expenses increase more than planned or revenues do not increase over second quarter 1999 levels then our results of operations would be adversely affected. As a percentage of total revenues general and administrative costs as a percentage of total revenues decreased to 12.2% for the second quarter 1999 and 12.5% for the six month period ending June 30, 1999 compared to 15.1% and 17.1% respectively, for the corresponding periods in 1998. The decrease as a percentage of revenues was also due to lower expenses and higher revenues.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During the second quarter of 1999, we amortized $49,000 while in the second quarter of 1998 the Company amortized $121,000, for the six month period ending June 30, 1999 we amortized $98,000. This reduction of amortization costs relates to our write down of the Versant Europe goodwill by $1.6 million in the fourth quarter of 1998, due to our revised estimated discounted cash flow over the next five years. *We will amortize $196,000 of this remaining goodwill amount in 1999. The acquisition of Soft Mountain in September 1998 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. During the second quarter of 1999, we amortized $61,200 of this amount, for the six month period we amortized $122,400. *We will amortize $245,000 of this amount in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2.7 million from $3.6 million at December 31, 1998 to $823,000 at June 30, 1999. However, see note 8 Subsequent Events regarding additional cash from the sale of equity of approximately $2.5 million received in July 1999. We had no short-term investments on December 31, 1998 or June 30, 1999, however management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

For the six month period ending June 30, 1999 our operating activities used $1.1 million of cash and cash equivalents primarily as a result of funding the net loss, decreases in accrued liabilities, accounts payables and increases in our accounts receivables, offset by, reduced prepaid and other assets, increases in deferred revenues, depreciation, amortization and provision for doubtful accounts. Investing activities used a small amount of net cash as a result of selling older equipment and purchasing newer, more efficient equipment. Financing activities used cash of $1.6 million due to principle payments on our bank and lease financing arrangements.

Total assets decreased by 13% from $20.7 million at December 31, 1998 to $17.9 million at June 30, 1999. The decrease in total assets was primarily due to the reduction in cash, other current assets and net property and equipment balances as depreciation expense far exceeded the additional assets added in the six month period ending June 30, 1999. *We have and will continue to make certain investments in software applications and systems to ensure that our products are Year 2000 compliant. In particular, our purchase of approximately $9 million of property and equipment during 1997 and 1998 included substantial investments in management and information systems designed to be Year 2000 compliant. We are currently in the process of testing our internal and external systems for compliance as well as contacting our customers, suppliers and providers of third-party technology that may be integrated with our products for information concerning their Year 2000 compliance status. In the event that any of our significant suppliers or customers, or such third-party technology providers, does not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. See "Risk Factors - Our business may be harmed by Year 2000 problems."

Total liabilities decreased 9% from $18.8 million at December 31, 1998 to $17.2 million at June 30, 1999. This decrease was due to a reduction of accrued liabilities, accounts payables, reduced bank and lease debt partially offset by increases in net deferred revenue and accrued interest on our convertible secured note. However, see note 8 Subsequent Events regarding the conversion of approximately $3.8 million of debt into equity in July 1999.

Total shareholders' equity decreased 59% from $1.9 million at December 31, 1998 to $.8 million at June 30, 1999. This decrease primarily results from the net loss of $1.1 million for the six month period ending June 30, 1999. Due to the conversion of the Vertex $3.8 million convertible secured debt and the issuance of $2.5 million of Preferred stock, total equity will be increased in July 1999. See note 8 Subsequent Events.

At June 30, 1999, we had $823,000 in cash and cash equivalents and negative working capital of approximately $3.4 million. We maintain a revolving credit line with a bank that expired on May 31, 1999 and which was amended and extended after the end of the quarter. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of June 30, 1999, $900,000 was allocated to a standby letter of credit to support our European banking line and $1,400,000 of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets. These borrowings bear interest at the bank's base lending rate, currently at 7.75%, plus 2.0%. The loan agreement has been amended and contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. There are new financial covenants commencing with the quarter ending September 30, 1999. The amended credit line expires on June 1, 2000.

We entered into an interest only, variable rate note of $2.5 million with a bank that matured March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement. The new financial covenants commence with the quarter ending September 30, 1999. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 7.75%, plus 2.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval.

*We believe with the additional $2.5 million cash from the Series A equity offering and our new bank line of credit, that our current cash, cash equivalents, our lines of credit, and the net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 1999. At June 30, 1999, our commitments for capital expenditures were not material. *If cash provided by operations is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies.

We had a profitable quarter in the period ending June 30, 1999, however, in the quarter ending March 31, 1999 and for the years 1997 and 1998 we experienced net losses and negative cash flows. We are subject to fluctuations in operating results and therefore, if the company were to experience additional losses in future periods there may be a need for additional financing.

The actual cash resources required to successfully implement our business plan in year 1999 will depend upon numerous factors, including but not limited to those described in our December 31, 1998 10-KSB on file with the SEC and the following additional Risk Factors.

RISK FACTORS

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

RISKS RELATED TO OUR BUSINESS

WE HAVE LIMITED WORKING CAPITAL. We incurred a significant reduction in working capital in 1998 and a further reduction as a result of our loss during the first half of 1999. To date, we have not achieved business volume sufficient to restore profitability and a positive cash flow. We operated at a net loss of $20 million in 1998 and for the six month period ending June 30, 1999 have incurred an additional operating loss of $1.1 million. Our available cash and credit facilities may not be sufficient to fund our operations and successfully implement our business plan, part of which consists of pursuing potential strategic relationships, acquisitions of companies, products and technologies. Also, the Soft Mountain shareholders have demanded that we repurchase for approximately $1.1 million the 246,586 shares of our common stock issued to them in connection with our purchase of Soft Mountain shares as a result of our inability to register their shares by December 31, 1998. See note 8 Subsequent Events.

OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ. Our common stock was listed on the Nasdaq National Market until July 19, 1999. On this date, our common stock was listed on the Nasdaq SmallCap Market on a conditional basis. To remain listed on Nasdaq SmallCap Market, Nasdaq must be satisfied that we were profitable for the quarter ending June 30, 1999 and that we have net tangible assets of at least $5.4 million after the transactions discussed in the preceding note 8 Subsequent Events. We believe that we will comply with the Nasdaq SmallCap listing requirements, but there can be no assurance until confirmation is received from Nasdaq after the filing of our quarterly report on Form 10-QSB for the quarter ending June 30, 1999. To maintain our listing on the Nasdaq SmallCap Market, there are several requirements applicable to all issuers listed there, including a minimum bid price of one dollar per share and net tangible assets of $2.0 million. We might not meet these or other continued listing requirements in the future. If our common stock were delisted, we may not be able to satisfy the higher requirements for relisting on either the Nasdaq National or Nasdaq SmallCap Market. After delisting, trading in our common stock may be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets". As a result, investors would find it more difficult to buy, sell or quote our common stock.

OUR EXISTING DEBT BURDEN IS SUBSTANTIAL. At June 30, 1999, we had the following outstanding borrowings:

     (1)  $1.6 million under a bank revolving loan, which expired on May 31,
          1999
     (2) $1.5 million under a bank term loan, which expires on March 18, 2001 and
     (3) $3.6 million plus accrued interest of $200,000 under our convertible subordinated secured promissory note, which is due in October 2001.

          However, see note 6 Line of Credit and note 8 Subsequent Events.

OUR BUSINESS MAY BE HARMED BY YEAR 2000 PROBLEMS. We and our customers and suppliers are aware and concerned about the risks associated with Year 2000 computer issues. If our systems do not recognize the correct date when the year changes to 2000, there could be a material adverse effect on our operations. We are at risk from both internal and external areas. We have categorized our risk into the following categories:

     (1) internal systems required to operate our business (e.g. operational, financial, product development, safety and environmental controls)
     (2) external supplier systems that are necessary to support our business requirements (e.g. raw materials, supplies, shipping and delivery systems, banking, payroll and government systems) and
     (3)  product warranty exposure with our customer base.

We are currently evaluating our exposure in all these areas. We have been reviewing our facility, financial and operating systems to identify and assess the requirements to bring hardware systems and software applications to Year 2000 compliance. We expect to conclude our estimate of exposure to Year 2000 problems, associated costs and required correction plans by the end of August 1999 and to correct any Year 2000 problems by October 31, 1999. We have not identified any alternative remediation plans in the event Year 2000 issues can not be adequately corrected. We will define any alternative plans if and when we discover systems that can not be made Year 2000 compliant. If implementation of upgrade or replacement systems is delayed or if significant new non-compliance issues are discovered, our operations could be materially adversely affected.

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

This compliance project includes the following phases:

                                                                                                                  EXPECTED
                                                                                                                 COMPLETION
NAME OF PHASE:                                      DESCRIPTION:                           STATUS:                  DATE:
--------------                                      ------------                           -------               ----------
Awareness and Assessment Phase     Educate the company on the Year 2000 project,          Completed                   -
                                   the potential problems associated with this date
                                   issue, inventory our systems and products that
                                   require compliance testing.

Testing  and Validation Phase      Test our systems and products and identify the          Began                 August 1999
                                   non-compliant areas, develop remediation plans,       March 1999
                                   map the conversion process to correct
                                   non-compliant areas and validate the changes
                                   that need to be made to correct non-compliant
                                   areas.

Implementation and                 Convert non-compliant areas with compliant              Begins                October 1999
Certification Phase                products (hardware or software), verify that all      August 1999
                                   intended changes have been made successfully and
                                   that all planned Year 2000 compliance changes
                                   have been made.

Maintenance Phase                  This phase puts processes and procedures in            Begins                December 1999
                                   place to minimize the likelihood that Year 2000     November 1999
                                   compliance problems will be reintroduced into
                                   the compliant systems and products.


STATUS:

Awareness and Assessment Phase: We have written and published an awareness statement to educate our employees, vendors and customers about the Year 2000 issues and potential problems associated with the Year 2000 rollover problem and what effect this will have on our company and customers. We have published a statement about our products, testing procedures used and their Y2k compliance. We have published these statements internally to our employees and management and will be distributing these statements via our web site "versant.com" and by mail to certain vendors and customers by the end of July 1999. We have identified all internal systems (products and software) that need to be tested for Year 2000 compliance.

Testing and Validation Phase: We have tested our personal computers and servers used by our information management systems, engineering development teams and employees to complete their daily work assignments. The results were 3 personal computers (one 486 and two Pentiums), and two servers (both Pentiums) failed our Year 2000 test. We intend to replace both servers and the 486 system with existing Y2k compliant inventory, and upgrade the remaining two Pentiums with bios upgrades if possible or replace. In the process of testing our internal business software programs we have determined that certain operating systems (Win95, Win98, NT, Novell) and certain financial programs need to be upgraded with Y2k patches to be Y2k compliant. We have budgeted $50,000 for the upgrade process (software and labor) and plan to complete the upgrade process by October 1999. We will be testing or seeking validation with respect to Year 2000 compliance regarding external providers for phone service, security service, utility service, internet service and air conditioning service. We will then develop remediation plans to correct non-compliant systems.

In addition to the internal testing, evaluation and remediation project, we will implement a program that will query our suppliers and providers of third-party technology that may be integrated with our products to determine if the suppliers operations', products and services are Year 2000 compliant. We sent these questionnaires to our third party providers and key suppliers at the end of June 1999. We will conclude our review by the end of August 1999. Where practical, we will take the necessary actions to reduce our exposure to suppliers that are not Year 2000 compliant by finding alternative suppliers. However, there may be critical suppliers that cannot be substituted and this could have a material adverse effect on our operations.

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

Please refer to our December 31, 1998 10-KSB, on file with the SEC, section labeled "Risk Factors" for a complete description of the risk factors facing our company.

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

The selling shareholders of the Soft Mountain shares (see Note 11 of the footnotes to the financial statements, in the annual 10-KSB for December 31,
1998) have demanded that the Company repurchase for approximately $1.1 million the 245,586 shares of the Company's common stock issued to them in conjunction with the Company's purchase of all of Soft Mountain's shares. The demand alleges that the Company has not registered the shares issued in the transaction in a timely manner. The Company disputes the right of such shareholders to receive such payment, however any potential settlement could result in the payment of cash or the issuance of additional Versant stock. Settlement discussions are ongoing. Arbitration or litigation may result if a settlement cannot be reached. On April 9, 1999, the Company filed a Form S-3 registration statement for shares of the Company's common stock issued to the Soft Mountain shareholders and others. *The registration statement became effective May 14, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1999 annual meeting of shareholders held on June 10, 1999 the following matters were approved by the shareholders:

     (1) Five members of the board of directors were elected, David Banks, Mark Leslie, Stephen J. Gaal, Bernard Woebker and Nick Ordon.

     (2) The number of shares reserved under the Company's 1996 Employee Stock Purchase Plan was increased by 250,000 shares from 400,000 shares to 650,000 shares.

     (3) The number of shares reserved for issuance under the Company's 1996 Equity Incentive Plan was increased by 250,000 shares to 1,900,000 shares (plus any shares remaining under the Company's 1989 Stock Option Plan.)

     (4) The appointment of Arthur Andersen LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the 1999 fiscal year was ratified.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)

Exhibit No.   Exhibit Title
-----------   -------------

10.36         Modification to Loan & Security Agreement dated June 18, 1999

27.01         Financial Data Schedule

(b) On July 12, 1999 the Company filed a report on Form 8-K in connection with the issuance of the Preferred Stock.

(c) On July 19, 1999 the Company filed a report on Form 8-K in connection with the delisting of its common stock from the Nasdaq National Market.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      VERSANT OBJECT TECHNOLOGY CORPORATION

Date: July 30, 1999             /s/ Gary Rhea
------------------------        ----------------------------------------------
                                Gary Rhea
                                Vice President Finance and Administration.
                                Chief Financial Officer, Treasurer and Secretary
                                (Duly Authorized Officer and Principal
                                Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT      EXHIBIT TITLE
NUMBER

 10.36  --   Modification To Loan & Security Agreement dated June 18, 1999

 27.01  --   Financial Data Schedule


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM (a) THE STATEMENTS OF OPERATIONS AND BALANCE SHEETS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH (b) FINANCIAL STATEMENTS.