Form 10QSB
period 1999-09-30
VERSANT CORP
filed 1999-11-05
CIK 865917

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         The number of shares of common stock, no par value, outstanding as of October 31, 1999: 10,180,058

           Transitional Small Business Disclosure Format (check one):

                                Yes       No   X
                                    ---       ---

                               VERSANT CORPORATION
                                   FORM 10-QSB
                    Quarterly Period Ended September 30, 1999

                                Table of Contents


Part I.  Financial Information

    Item 1.  Financial Statements                                                                              Page No.
                                                                                                               --------
         Condensed Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998                         3

         Condensed Consolidated Statements of Operations -- Three and Nine Months Ended September 30, 1999
                     and 1998                                                                                      4

         Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1999 and 1998          5

         Notes to Condensed Consolidated Financial Statements                                                      6

    Item 2.  Management's Discussion and Analysis or Plan of Operations                                           11

Part II.  Other Information

    Item 1.  Legal Proceedings                                                                                    20

    Item 2.  Changes in Securities and Use of Proceeds                                                            20

    Item 3.  Defaults Upon Senior Securities                                                                      20

    Item 4.  Submission of Matters to a Vote of Security Holders                                                  20

    Item 5.  Other Information                                                                                    20

    Item 6.  Exhibits and Reports on Form 8K                                                                      21

Signatures                                                                                                        22

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1999              1998
                                                              -------------     ------------
                                                               (UNAUDITED)           *
ASSETS

Current assets:
      Cash and cash equivalents                                  $ 3,050          $ 3,564
      Accounts receivable, net                                     7,484            5,878
      Other current assets                                           866            1,318
                                                                 -------          -------
              Total current assets                                11,400           10,760

      Property and equipment, net                                  5,939            7,381
      Other assets                                                   249              433
      Excess of cost of investment over fair value of
          net assets acquired                                      1,772            2,095
                                                                 -------          -------
              Total assets                                       $19,360          $20,669
                                                                 =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term bank borrowings                                 $ 2,389          $ 2,426
      Current maturities of long-term debt                         1,510            2,223
      Current portion of capitalized lease obligations               380              561
      Accounts payable                                               901            2,331
      Accrued liabilities                                          2,501            3,692
      Deferred revenue                                             2,984            2,830
                                                                 -------          -------
              Total current liabilities                           10,665           14,063
                                                                 -------          -------

Long-term liabilities, net of current portion:
      Deferred revenue                                               512              704
      Long-term notes payable                                         --            3,678
      Capitalized lease obligations                                  132              369
                                                                 -------          -------
              Total liabilities                                   11,309           18,814
                                                                 -------          -------

Shareholders' equity:
      Preferred Stock                                              5,672               --
      Common stock                                                47,265           45,727
      Accumulated deficit                                        (44,887)         (43,890)
      Cumulative other comprehensive income                            1               18
                                                                 -------          -------
              Total shareholders' equity                           8,051            1,855
                                                                 -------          -------

              Total liabilities and shareholders' equity         $19,360          $20,669
                                                                 =======          =======

* Derived from audited financial statements

        The accompanying notes are an integral part of these statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                              --------------------------           ---------------------------
                                                1999              1998               1999               1998
                                              --------           -------           --------           --------
Revenue:
     License                                  $  4,511           $ 3,627           $ 13,149           $ 10,661
     Services                                    2,186             2,247              6,810              6,342
                                              --------           -------           --------           --------
         Total revenue                           6,697             5,874             19,959             17,003

Cost of revenue:
     License                                       142               635                608              1,735
     Services                                      960             1,578              3,258              5,214
                                              --------           -------           --------           --------
           Total cost of revenue                 1,102             2,213              3,866              6,949

Gross profit                                     5,595             3,661             16,093             10,054

Operating expenses:
     Marketing and sales                         1,951             4,105              7,507             13,414
     Research and development                    1,775             1,867              5,491              5,517
     General and administrative                    911               928              2,570              2,828
     Amortization of goodwill                      116               122                347                364
     Acquired in-process research
     and development cost                           --               524                 --                524
                                              --------           -------           --------           --------
           Total operating expenses              4,753             7,546             15,915             22,647

Income (loss) from operations                      842            (3,885)               178            (12,593)

     Other expense                                (107)             (170)              (496)              (363)
   Write-off of unamortized note                  (646)               --               (646)                --
     discount (see note 7)
                                              --------           -------           --------           --------
        Other expense, net                        (753)             (170)            (1,142)              (363)
                                              --------           -------           --------           --------

Income (loss) before provision for                  89            (4,055)              (964)           (12,956)
taxes

     Provision for taxes                            23                --                 32                 14

                                              --------           -------           --------           --------
Net income (loss)                             $     66           $(4,055)          $   (996)          $(12,970)
                                              ========           =======           ========           ========



Basic net income (loss) per share             $   0.01           $ (0.44)          $  (0.10)          $  (1.42)
                                              ========           =======           ========           ========

Diluted net income (loss) per share           $   0.00           $ (0.44)          $  (0.10)          $  (1.42)
                                              ========           =======           ========           ========
Basic weighted average common shares            10,174             9,245             10,152              9,122
Diluted weighted average common and
  potential common shares                       13,550             9,245             10,152              9,122

        The accompanying notes are an integral part of these statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     ------------------------
                                                                       1999            1998
                                                                     -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $  (996)        $(12,970)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                    1,792            1,811
      Write-off of unamortized note discount                             646               --
      Accrued interest on Vertex note                                    299               --
      Provision for doubtful accounts                                     85              334
      Changes in operating assets and liabilities:
        Accounts receivable                                           (1,691)           3,082
        Prepaid expenses and other current assets                        452             (198)
        Deposits and other assets                                        184             (304)
        Accounts payable                                              (1,430)           1,281
        Accrued liabilities and taxes                                 (1,191)            (285)
        Deferred revenue                                                 (38)            (930)
                                                                     -------         --------
            Net cash used in operating activities                     (1,888)          (8,179)
                                                                     -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (28)          (1,910)
  Proceeds from sale and maturities of short-term investments             --            6,112
  Acquisition of Soft Mountain, net of cash acquired                      --             (437)
                                                                     -------         --------
        Net cash provided by (used in) investing activities              (28)           3,765
                                                                     -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock and warrants                    136              757
  Net proceeds from sale of preferred stock                            2,451               --
  Principal payments under long term note                                 --             (168)
  Principal payments under capital lease obligations                    (418)            (458)
  Net borrowings (payments) on short term note and bank debt            (750)           1,777
                                                                     -------         --------
        Net cash provided by financing activities                      1,419            1,908
                                                                     -------         --------
Effect of exchange rate changes on cash                                  (17)             (11)

                                                                     -------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (514)          (2,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       3,564            3,717
                                                                     =======         ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 3,050         $  1,199
                                                                     =======         ========
Non-cash financing activities:
     Conversion of convertible debt to convertible preferred
     stock                                                           $ 3,847         $     --
                                                                     =======         ========

         The accompanying notes are an integral part of these statements

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

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

     Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants. The dilutive effect of stock options is computed using the treasury stock method. Potential common stock is excluded from the diluted net income (loss) per share computation if its effect is antidilutive.

Basic net income(loss) per share was computed using the weighted average number of shares outstanding. Diluted net income per share for the quarter ended September 30, 1999 was based on the diluted weighted average common and potential common shares. The diluted net loss per share for the quarter ended September 30, 1998 and the nine month periods ended September 30, 1999 and 1998 was the same as basic net loss per share due to losses in this quarter thus the inclusion of potential common shares would have been antidilutive. The number of weighted average potential common shares not included in the diluted net loss per share calculation for the quarter ended September 30, 1998, was 73,058, because they were antidilutive.

3.   COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) follows (in thousands):

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                  --------------------      -----------------------
                                                    1999         1998         1999           1998
                                                  --------     -------      -------        --------
Net income(loss)                                   $   66      $(4,055)     $  (996)       $(12,970)
Foreign currency translation adjustment               (15)         (14)         (17)           (257)
                                                  --------     -------      -------        --------
Comprehensive (loss) income                        $   51      $(4,069)     $(1,013)       $(13,227)
                                                  ========     =======      =======        ========


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

The table below presents a summary of operating segments (in thousands):

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                  --------------------      -----------------------
                                                    1999         1998         1999           1998
                                                  --------     -------      -------        --------
   Revenues from Unaffiliated Customers
     License                                      $ 4,511      $ 3,627      $13,149        $ 10,661
     Support                                        1,329        1,075        4,190           3,205
     Consulting & Training                            857        1,172        2,620           3,137
                                                  -------      -------      -------        --------
        Total Revenue                               6,697        5,874       19,959          17,003

   Distribution Margin
     License                                        4,369        2,992       12,541           8,926
     Support                                          942          654        3,052             988
     Consulting & Training                            284           15          500             140
                                                  -------      -------      -------        --------
        Total Distribution Margin                   5,595        3,661       16,093          10,054

   Profit Reconciliation:
     Other Operating Expenses                       4,753        7,546       15,915          22,647
     Other Expense, net                              (753)        (170)      (1,142)           (363)
                                                  -------      -------      -------        --------
        Income(Loss) Before Provision for
            Income Taxes                          $    89      $(4,055)     $  (964)       $(12,956)
                                                  =======      =======      =======        ========


The table below presents the Company's revenues by legal subsidiary (in thousands):

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                  --------------------      -----------------------
                                                    1999         1998         1999           1998
                                                  --------     -------      -------        --------
   Total Revenues Attributable To:
     United States/Canada                         $ 4,149      $ 3,312      $10,614         $ 9,695
     Germany                                          539        1,184        3,150           2,538
     France                                         1,448          886        2,588           1,686
     United Kingdom                                   299          325        2,790           1,798
     Australia/Asia Pacific                           262          167          817           1,286
                                                  -------      -------      -------        --------
       Total                                      $ 6,697      $ 5,874      $19,959         $17,003
                                                  =======      =======      =======         =======


5.   LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expires on September 30, 2000. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of September 30, 1999, $900,000 was allocated to a standby letter of credit to support the Company's European banking line and $2.4 million of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate, currently at 8.25%, plus 2.0%. The loan agreement contains financial covenants, commencing with this quarter ending September 30, 1999, and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these new covenants, which the Company was not in compliance with as of September 30, 1999, have been waived through such date.

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement. The amended financial covenants will commence with this quarter ending September 30, 1999. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.25%, plus 2.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these new covenants, which the Company was not in compliance with as of September 30, 1999, have been waived through such date.

6.   LEGAL PROCEEDINGS

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

The selling shareholders of the Soft Mountain shares (see Note 11 of the footnotes to the consolidated financial statements, in the annual 10-KSB for December 31, 1998) have demanded that the Company repurchase for approximately $1.1 million the 245,586 shares of the Company's common stock issued to them in conjunction with the Company's purchase of all of Soft Mountain's shares. The demand alleges that the Company has not registered the shares issued in the transaction in a timely manner. The Company disputes the right of such shareholders to receive such payment, however any potential settlement could result in the payment of cash or the issuance of additional Versant stock. Settlement discussions are ongoing. Arbitration or litigation may result if a settlement cannot be reached. On April 9, 1999, the Company filed a Form S-3 registration statement for shares of the Company's common stock issued to the Soft Mountain shareholders and others. The registration statement became effective May 14, 1999.

7.   VERTEX NOTE CONVERSION AND EQUITY FINANCING

In July 1999, the Company converted $3,846,551 of principal and interest outstanding under the Note to Vertex (see Note 12 of the footnotes to the consolidated financial statements, in the annual 10-KSB for December 31, 1998) into 902,946 shares of Series A Convertible Preferred Stock (Preferred Stock). The Company had an initial $846,000 of "note discount" (discount) associated with the Vertex convertible note requiring the Company to recognize the differential value between market and below market equity conversion feature as a discount. The discounted value has been amortized equally over the life of the note, as an interest expense on the income . Upon the early conversion of the Note, the balance of the unamortized discount was charged to interest expense during the third quarter of 1999. In addition, the Company issued 586,853 shares of Preferred Stock to a Vertex affiliate and other investors in consideration for $2,499,994. Each share of Preferred Stock is initially convertible into two shares of Common Stock. Each share of Preferred Stock votes like one share of Common Stock until converted.

In connection with the issuance of Preferred Stock, the Company issued warrants to purchase 1,489,799 shares of the Company's Common Stock for cash consideration of $73,357. The warrants have an exercise price of $2.13 per share, are immediately exercisable and expire upon the earlier of:

     (1) July 11, 2004,

     (2) an acquisition of the Company (whether by merger, consolidation, tender offer or otherwise) in which the Company's shareholders prior to the acquisition own less than a majority of the surviving corporation, or the sale of all or substantially all of the Company's assets, or
     (3) 15 business days after the Company gives notice to the holder that the Company's stock price has closed above $12.00 for forty-five consecutive business days.

The fair value of the warrants was estimated to be approximately $1.5 million on the date of grant using the Black-Scholes option pricing model with the following assumptions:

     (1) risk free interest rate of 6.0%,

     (2) expected dividend yields of zero,

     (3) expected volatility factor of the market price of the common stock of 80% and

     (4) an expected life of the warrants of 2 years.

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

Neither the Preferred Stock nor the warrants have been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an exemption from applicable registration requirements. Holders of the Preferred Stock and warrants have certain registration rights relating to the Common Stock issuable upon the conversion of the Preferred Stock or exercise of the warrants. The Company is obligated to file a registration statement on Form S-3 to register these shares of Common Stock and did so on August 16, 1999. The Company expects to accelerate the effectiveness of such registration statement during November 1999 and is obligated to maintain such effectiveness until July 11, 2002.

(I) ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     (1) sales of development, deployment and project licenses for the Versant ODBMS

     (2) sales of the peripheral products for the Versant ODBMS

     (3) related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with the Versant ODBMS and

     (4) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS

During the third quarter of 1999, the Company entered into one large pre-paid license agreement accounting for $1,050,000 in license revenue and approximately nine smaller customer license agreements, averaging between $100,000 to $550,000. This reflects the Company's efforts to generate recurring revenue opportunities and improve our ability to forecast revenues and consequently manage expenses by focusing more on smaller and recurring license opportunities with our current and potential customers than on large pre-paid project licenses. Prior to 1998, a significant portion of our total revenue has been derived from a limited number of large pre-paid licenses. *In addition, we seek to develop relationships with best-of-class value-added resellers in the telecommunications and financial services markets in order to strengthen our indirect sales activity, although we may not be successful in developing such relationships and such value-added resellers may not be successful in reselling our products.

*Additionally, our emphasis on electronic business or"eBusiness" infrastructure has yielded benefits, as a substantial portion of this third quarter's 1999 revenue is attributable to this area. In June of this year, Versant announced the extension of its application server integration, available for BEA's WebLogic(a) since late 1998, to IBM's WebSphere(b). The WebSphere integration was key to our engaging significant opportunities and winning a successful deployment at France Telecom in September 1999. *We believe the rapid adoption of application servers for eBusiness applications has been demonstrated and represents a significant new growth market for Versant. *In prior quarters we have taken significant actions to decrease our operating expenses in previous quarters, and we believe our operating expenses are now in line with our revenue mix and level.

Worldwide headcount as of September 30, 1999 was 113 compared to the September 30, 1998 total of 170. However, our ability to manage expenses given the unpredictability of our revenues is uncertain, and we are required to maintain a significant infrastructure in order to develop, market and support our products.

     (a) Indicates trademark of BEA Systems Inc.

     (b) Indicates trademark of International Business Machines Corporation.

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items compare to total revenue for the three and nine months ended September 30, 1999 and 1998:

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                  -------------------------------------------------
                                                    1999         1998         1999           1998
                                                  --------     -------      -------        --------
     Revenue:
          License                                    67.4%        61.7%        65.9%           62.7%
          Services                                   32.6%        38.3%        34.1%           37.3%
                                                    -----        -----        -----           -----
              Total revenue                         100.0%       100.0%       100.0%          100.0%

     Cost of revenue:
          License                                     2.1%        10.8%         3.1%           10.2%
          Services                                   14.4%        26.9%        16.3%           30.7%
                                                    -----        -----        -----           -----
                Total cost of revenue                16.5%        37.7%        19.4%           40.9%

     Gross profit                                    83.5%        62.3%        80.6%           59.1%

     Operating expenses:
          Marketing and sales                        29.1%        69.9%        37.6%           78.9%
          Research and development                   26.5%        31.8%        27.5%           32.4%
          General and administrative                 13.6%        15.8%        12.9%           16.6%
          Amortization of goodwill                    1.7%         2.1%         1.7%            2.1%
          Acquired in-process research
          and development cost                         --          8.9%          --            3.1%
                                                    -----        -----        -----           -----
                Total operating expenses             70.9%       128.5%        79.7%          133.1%

     Income (loss) from operations                   12.6%       (66.1%)        0.9%         (74.0%)

          Other expense, net                       (11.3%)        (2.9%)       (5.7%)          (2.1%)
                                                    -----        -----        -----           -----

     Income (loss) before taxes                       1.3%       (69.0%)       (4.8%)         (76.1%)

          Provision for taxes                          .3%          --          0.2%            0.1%

                                                    -----        -----        -----           -----
     Net income (loss)                                1.0%       (69.0%)       (5.0%)         (76.2%)
                                                    =====        =====        =====           =====


REVENUE

Total revenue increased 14.0% from $5.9 million in the third quarter of 1998 to $6.7 million in the third quarter of 1999. This increase in total revenue was due to an increase in license revenues. Total revenue increased 17.4% from $17.0 million for the nine month period ending September 30, 1998 to $20.0 million for the corresponding period ending September 30, 1999. This increase in total revenue was due to an increase in both license and services revenue.

License revenue

License revenue increased 24.4% from $3.6 million in the third quarter of 1998 to $4.5 million in the third quarter of 1999. License revenue increased 23.3% to $13.1 million for the nine month period ending September 30, 1999, from $10.7 million for the corresponding period in 1998. License revenue increased in the third quarter of 1999 to 67.4% of total revenue compared to 61.7% in the third quarter of 1998. License revenue increased for the nine month period ending September 30, 1999 to 65.9% of total sales compared to 62.7% for the corresponding period in 1998. These increases were the result of an increase in runtime licenses from current customers as well as the addition of new development license customers. See our December 31, 1998 10-KSB, on file with the SEC, section labeled "Risk Factors -- Our revenue levels are unpredictable."

Services revenue

Services revenue decreased 2.7% from $2.3 million in the third quarter of 1998 to $2.2 million in the third quarter of 1999. This decrease was due to reduced consulting revenues. Services revenue increased 7.4% to $6.8 million, for the nine month period ending September 30, 1999, from $6.3 million in the corresponding period in 1998. This increase was due to increases in both maintenance and training revenue.

International revenue

International revenue remained flat at $2.5 million in the third quarter of 1999 compared to the third quarter of 1998. International revenue increased 27.9% to $9.3 million, for the nine month period ending September 30, 1999, from $7.3 million in the corresponding period in 1998. The increase in international revenue during 1999 compared to 1998 resulted primarily from higher sales in Europe. This increase in international revenue resulted from the Company's increased marketing and sales investment, as well as the September 1998 acquisition of Soft Mountain. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. International revenue as a percentage of total revenue decreased for the third quarter 1999 to 38% from 44% in 1998 but increased to 47% for the nine month period ending September 30, 1999 from 43% for the corresponding period in 1998. *Due to our increased emphasis on international sales, especially through Versant Europe, we expect international revenue to remain a significant percentage of total revenue.

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue decreased 50.2% to $1.1 million in the third quarter of 1999 from $2.2 million in the third quarter of 1998. Total cost of revenue decreased 44.4% to $3.9 million for the nine month period ending September 30, 1999, from $6.9 million in the corresponding period in 1998. This decrease was the result of three factors. First, there was a substantial cost reduction in the service organization due to our restructuring efforts completed during the first quarter of 1999. Second, the amortization of certain deferred license costs associated with the acquisition of Versant Europe was completed at the end of 1998. Third, the provision for bad debt reserves was lower in 1999 compared to 1998. Total cost of revenue as a percentage of total revenues decreased to 16.5% in the third quarter of 1999 and 19.4% for the nine month period ending September 30, 1999 from 37.7% and 40.9%, respectively, in the corresponding periods in 1998.

Cost of license revenue

Cost of license revenue consists primarily of amortization of deferred license costs associated with the acquisition of Versant Europe (for 1998 only), provisions for bad debt reserves, product royalty obligations incurred by us when we sublicense tools provided by third parties, royalty obligations incurred by us under porting services agreements, user manuals, product media, product packaging, production labor costs and freight. Cost of license revenue decreased 77.6% to $142,000 in the third quarter of 1999 compared to $635,000 in the third quarter of 1998. Cost of license revenue decreased 65.0% to $608,000 for the nine month period ending September 30, 1999, from $1.7 million for the corresponding period in 1998. This decrease was the result of the elimination of amortization expense of certain deferred license costs associated with the acquisition of Versant Europe, reduced provisions for bad debt reserves and reduced production costs associated with the restructuring in January 1999. As a result of these decreased costs, cost of license revenue as a percentage of license revenues decreased to 3.1% for the third quarter 1999 and 4.6% for the nine month period ending September 30, 1999 compared to 17.5% and 16.3%, respectively, for the corresponding periods in 1998. As part of the acquisition of Versant Europe, we allocated $1.4 million of the purchase price to deferred license costs. In the third quarter and nine month period of 1999, we recognized none of these deferred license costs as a cost of license revenue versus $250,000 and $750,000, respectively, for the corresponding periods in 1998.

Cost of services revenue

Cost of services revenue consists principally of personnel costs associated with providing consulting, training, technical support and nonrecurring engineering work paid for by customers. Cost of services revenue decreased 39.2% to $960,000 in the third quarter of 1999 compared to $1.6 million in the third quarter of 1998. Cost of services revenue decreased 37.5% to $3.3 million for the nine month period ending September 30, 1999, from $5.2 million for the corresponding period in 1998. These decreases were attributable to the restructuring activities completed in January 1999. Cost of services revenue as a percentage of services revenue decreased to 43.9% for the third quarter 1999 and 47.8% for the nine month period ending September 30, 1999 compared to 70.2% and 82.2%, respectively, for the corresponding periods in 1998. *We expect cost of services revenue to be a significant percentage of services revenue because we need to maintain a significant services organization due to the lack of third-party service support, the difficulty in forecasting billable service demand, the unevenness of demand for services (which have historically been reduced during holiday periods) and pricing pressure on fees for services encountered in connection with license sales. *We also expect to experience increased compensation pressures as a result of the intense demand for managers and engineers in Silicon Valley, which we may not be able to offset with increases in the fees we charge for maintenance and training and consulting projects due to competitive pressures and restrictions in contractual provisions regarding associated services. Since December 31, 1998 we have restructured our operations to reduce employee costs and associated expenses. Worldwide headcount as of September 30, 1999 was 113 compared to September 30, 1998 total of 170. See our December 31, 1998 10-KSB, on file with the SEC, section labeled "Risk Factors - We rely on telecommunications and financial services markets characterized by complexity and intense competition."

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings. Marketing and sales expenses decreased 52.5% to $1.9 million in the third quarter of 1999 compared to $4.1 million in the third quarter of 1998. Marketing and sales expenses decreased 44.0% to $7.5 million for the nine month period ending September 30, 1999, from $13.4 million for the corresponding period in 1998. These decreases were attributable to the restructuring activities completed in Q1 of 1999. *We expect, in Q4 1999, marketing and sales expenses will increase slightly in absolute dollar terms but will decrease as a percentage of revenue from third quarter 1999 levels, due to our efforts to control headcount, commission costs and costs associated with marketing programs. *Our operating results will be adversely affected if our marketing and sales expenditures increase more than planned or increased revenues are not achieved. As a percentage of total revenues marketing and sales expenses decreased to 29.1% for the third quarter 1999 and 37.6% for the nine month period ending September 30, 1999 compared to 69.9% and 78.9%, respectively, for the corresponding periods in 1998. These significant decreases in both periods were the result of reduced expenses and higher revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation or the expensing of development equipment, occupancy expenses, travel, supplies and the costs of an ISO 9001 quality program. Research and development expenses decreased 4.9% to $1.8 million in the third quarter of 1999 compared to $1.9 million in the third quarter of 1998. Research and development expenses remained flat at $5.5 million for the nine month period ending September 30, 1999, and for the corresponding period in 1998. The decrease for the three month period was attributable to the restructuring activities completed in Q1 of 1999. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. *Due to increased development efforts under way, we expect research and development expenses to increase compared to the third quarter 1999 levels in absolute dollar terms but to decrease as a percentage of revenues in 1999. However, if we increase our research and development efforts more than planned or do not increase revenues, our results of operations could be adversely affected in the short term. To date, all research and development expenditures have been expensed as incurred. As a percent of total revenues, research and development costs decreased to 26.5% for the third quarter 1999 and 27.5% for the nine month period ending September 30, 1999 compared to 31.8% and 32.4% respectively, for the corresponding periods in 1998. The decrease in both periods was due to higher revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. General and administrative expenses decreased 1.8% to $911,000 in the third quarter of 1999 compared to $928,000 in the third quarter of 1998. General and administrative expenses decreased 9.1% to $2.6 million for the nine month period ending

September 30, 1999, from $2.8 million for the corresponding period in 1998. These decreases were attributable to the restructuring activities completed in Q1 of 1999. *We expect, in Q4 of 1999, our quarterly general and administrative expenses to increase slightly in absolute dollar terms but decrease as a percentage of revenues from third quarter 1999 level. *However, if our G&A expenses increase more than planned or revenues do not increase over third quarter 1999 levels then our results of operations would be adversely affected. As a percentage of total revenues, general and administrative costs decreased to 13.6% for the third quarter 1999 and 12.9% for the nine month period ending September 30, 1999 compared to 15.8% and 16.6% respectively, for the corresponding periods in 1998. The decrease in both periods was also due to lower expenses and higher revenues.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During the third quarter of 1999, we amortized $49,000 while in the third quarter of 1998 the Company amortized $122,000. For the nine month period ending September 30, 1999 we amortized $147,000. This reduction of amortization costs relates to our write down of the Versant Europe goodwill by $1.6 million in the fourth quarter of 1998, due to our revised estimated discounted cash flow over the next five years. *We will amortize a total of $196,000 of this remaining goodwill amount in 1999. The acquisition of Soft Mountain in September 1998 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. During the third quarter of 1999, we amortized $61,200 of this amount and for the nine month period we amortized $183,000. *We will amortize a total of $245,000 of this amount in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by approximately $500,000 from $3.6 million at December 31, 1998 to $3.1 million at September 30, 1999. The decrease was due primarily to the use of cash to fund operations, offset by proceeds from the preferred stock issue (see note 7 "Vertex Note Conversion and Equity Financing"). We had no short-term investments on December 31, 1998 or September 30, 1999, however management expects that, in the future, cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

For the nine month period ending September 30, 1999 our operating activities used $1.9 million of cash and cash equivalents primarily as a result of funding the net loss, and negative changes in operating assets and liability balances, offset by increases in depreciation, amortization and provisions for doubtful accounts. Investing activities used a small amount of net cash as a result of purchasing newer, more efficient equipment. Financing activities generated net cash of $1.4 million due to the sale of common and preferred stock, but was offset by principle payments on our bank and lease financing arrangements.

Total assets decreased by 6% from $20.7 million at December 31, 1998 to $19.4 million at September 30, 1999. The decrease in total assets was primarily due to the reduction in cash, other current assets and net property and equipment balances as depreciation expense far exceeded the additional assets added in the nine month period ending September 30, 1999. *We have and will continue to make certain investments in software applications and systems to ensure that our products are Year 2000 compliant. In particular, our purchase of approximately $9 million of property and equipment during 1997 and 1998 included substantial investments in management and information systems designed to be Year 2000 compliant. We are currently in the process of completing our implementation of Year 2000 hardware and software upgrades for Year 2000 compliance as well as completing our contingency plans for non-compliant suppliers and providers of third-party technology that may be integrated with our products. In the event that any of our significant suppliers or customers, or such third-party technology providers, does not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. See "Risk Factors -- Our business may be harmed by Year 2000 problems."

Total liabilities decreased 40% from $18.8 million at December 31, 1998 to $11.3 million at September 30, 1999. This decrease was due to reductions in all liability accounts, however the areas contributing the greatest reductions were: long term notes, accounts payables, accrued liabilities, bank and lease debt. For additional information see note 7 "Vertex Note Conversion and Equity Financing" regarding the conversion of approximately $3.8 million of debt into equity in July 1999.

Total shareholders' equity increased from $1.9 million at December 31, 1998 to $8.1 million at September 30, 1999. This increase primarily results from the combined $7.1 million conversion of the Vertex convertible secured debt, the issuance of Preferred stock in July 1999 (see note 7 "Vertex Note Conversion and Equity Financing")and $136,000 from the sale of common stock to employees and the issuance of warrants for cash, but was offset by the [$1.0 million] net loss for the nine month period ending September 30, 1999.

At September 30, 1999, we had $3.1 million in cash and cash equivalents and $735,000 of working capital. We maintain a revolving credit line with a bank that expires on September 30, 2000. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of September 30, 1999, $900,000 was allocated to a standby letter of credit to support our European banking line and $2.4 million of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets. These borrowings bear interest at the bank's base lending rate, currently at 8.25%, plus 2.0%. The loan agreement contains financial covenants, commencing with the quarter ending September 30, 1999, which prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these covenants, which the Company was not in compliance with as of September 30, 1999, have been waived through such date.

We entered into an interest only, variable rate note of $2.5 million with a bank that matured March 1, 1998. On March 19, 1998, this note was converted to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement. The new financial covenants commence with the quarter ending September 30, 1999. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate, currently at 8.25%, plus 2.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these covenants, which the Company was not in compliance with as of September 30, 1999, have been waived through such date.

*We believe with the additional $2.5 million cash from the Preferred Series A equity offering and our bank line of credit, that our current cash, cash equivalents, our lines of credit, and the net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 1999. At September 30, 1999, our commitments for capital expenditures were not material. *If cash provided by operations is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies.

We had our second consecutive profitable quarter in the period ending September 30, 1999, however, in the quarter ending March 31, 1999 and for the years 1997 and 1998 we experienced net losses and negative cash flows. We are subject to fluctuations in operating results and therefore, if the company were to experience additional losses in future periods there may be a need for additional financing.

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

WE HAVE LIMITED WORKING CAPITAL. We incurred a significant reduction in working capital in 1998, however we have been able to restore a positive working capital position in 1999, due to the additional equity funding. To date, we have not achieved business volume sufficient to restore year to date profitability and a year to date positive cash flow. We operated at a net loss of $20 million in 1998 and for the nine month period ending September 30, 1999 have incurred an additional net loss of $1.0 million. Our available cash and credit facilities may not be sufficient to fund our operations and successfully implement our business plan, part of which consists of pursuing potential strategic relationships, acquisitions of companies, products and technologies. Also, the Soft Mountain shareholders have demanded that we repurchase for approximately $1.1 million the 246,586 shares of our common stock issued to them in connection with our purchase of Soft Mountain shares as a result of our inability to register their shares by December 31, 1998. See note 8 "Vertex Note Conversion and Equity Financing".

OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ. To maintain our listing on the Nasdaq SmallCap Market, there are several requirements applicable to all issuers listed there, including a minimum bid price of one dollar per share and net tangible assets of $2.0 million. We might not meet these or other continued listing requirements in the future. If our common stock were delisted, we may not be able to satisfy the higher requirements for relisting on either the Nasdaq National or Nasdaq SmallCap Market. If we were delisted, trading our stock would be more difficult.

OUR EXISTING DEBT BURDEN IS SUBSTANTIAL. At September 30, 1999, we had the following outstanding borrowings:

     (1) $2.4 million under a bank revolving loan, which expires on September 30, 2000

     (2)  $1.5 million under a bank term loan, which expires on March 18, 2001

The Company was not in compliance with certain covenants associated with these loans as of September 30, 1999. The bank has waived this noncompliance through this date.

STOCK OWNERSHIP HAS BECOME MORE CONCENTRATED AND SUBJECT TO DILUTION. As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated according to Vertex filings with the SEC. Based on these filings and assuming 10,151,277 shares outstanding, Vertex would own approximately 21% of our common stock if it converted all of its Preferred Stock and exercised all of its warrants. Moreover, affiliates of Vertex own additional shares of common stock, Preferred Stock and warrants. Additionally, the Company has registered 3,175,586 shares and will register an additional 2,663,505 shares of common stock that may be issuable in connection with the conversion of Preferred Stock or the exercise of warrants issued in connection with such financing. The issuance of such shares could result in the dilution of other shareholders, and the sale of such shares could depress the market price of our stock.

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

We are currently evaluating our exposure in all these areas. We have been reviewing our facility, financial and operating systems to identify and assess the requirements to bring hardware systems and software applications to Year 2000 compliance. We expect to conclude the upgrades to certain non-compliant hardware and software systems by November 30,1999. We are in the process of reviewing our need for alternative remediation plans in the event Year 2000 issues can not be adequately corrected. To date we have not found a need to define any remediation plans, however we will define alternative plans if and when we discover systems that can not be made Year 2000 compliant. If implementation of upgrade or replacement systems is delayed or if significant new non-compliance issues are discovered, our operations could be materially adversely affected.

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

This compliance project includes the following phases:

                                                                                                        EXPECTED
                                                                                                       COMPLETION
NAME OF PHASE:                                DESCRIPTION:                             STATUS:            DATE
-------------                                 ------------                             -------         ----------
Awareness and            Educate the company on the Year 2000 project, the           Completed              --
Assessment Phase         potential problems associated with this date
                         issue. Inventory our systems and products that require
                         compliance testing.

Testing  and             Test our systems and products and identify the              Completed              --
Validation Phase         non-compliant areas, develop remediation plans, map
                         the conversion process to correct non-compliant areas
                         and validate the changes that need to be made to
                         correct non-compliant areas.

Implementation and       Convert non-compliant areas with compliant products            Began             November
Certification Phase      (hardware or software), verify that all intended            August 1999            1999
                         changes have been made successfully and that all
                         planned Year 2000 compliance changes have been made.

Maintenance Phase        This phase puts processes and procedures in place              Begins            December
                         to minimize the likelihood that Year 2000 compliance        November 1999           1999
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

Testing and Validation Phase: We have tested our personal computers and servers used by our information management systems, engineering development teams and employees to complete their daily work assignments. The results were 3 personal computers (one 486 and two Pentiums), and two servers (both Pentiums) failed our Year 2000 test. We intend to replace both servers and the 486 system with existing Y2k compliant inventory, and upgrade the remaining two Pentiums with bios upgrades if possible or replace. In the process of testing our internal business software programs we have determined that certain operating systems (Win95, Win98, NT, Novell) and certain financial programs need to be upgraded with Y2k patches to be Y2k compliant. We have budgeted $50,000 for the upgrade process (software and labor) and plan to complete the upgrade process by November 1999. We have requested validation with respect to Year 2000 compliance regarding external providers for phone service, security service, utility service, internet service and air conditioning service and received assurances by a response letter or by reviewing the respective company's web site Y2k statement that each provider is or will be Y2k compliant (punctuated with the normal protective legalize) by the December 31, 1999 deadline. To date we have not found any reason to suspect that these outside providers of services are not or will not be Year 2000 compliant by December 31, 1999. We will develop remediation plans to correct non-compliant systems as soon as we discover a need to do so.

In addition to the internal testing, evaluation and remediation project, we have requested validation with respect to Year 2000 compliance from our suppliers and providers of third-party technology that may be integrated with our products to determine if the suppliers operations', products and services are Year 2000 compliant. We sent these questionnaires to our third party providers and key suppliers at the end of June 1999. We have concluded our review and received assurances by a response letter or by reviewing the respective company's web site Y2k statement that each company is or will be Y2k compliant (punctuated with the normal protective legalize) by the December 31, 1999 deadline. To date we have not found any reason to suspect that these outside suppliers and providers of third-party technology are not or will not be Year 2000 compliant by December 31, 1999. We will develop remediation plans to correct non-compliant systems as soon as we discover a need to do so.

Despite the foregoing measures, there can be no assurance that Year 2000 problems will not occur and the consequences of any such problems may be material to the operation of the Company and its financial results or prospects.

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

The process to insure our systems and our supplier systems are Year 2000 compliant is expected to be significantly completed by November 30, 1999, with testing to be done through the remainder of 1999. In addition, we could face reduced demand for our products through 1999 if customers focus on purchasing solutions to their Year 2000 problems rather than purchasing our products, which are not designed to solve Year 2000 problems.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 12, 1999, the Company closed the issuance of shares of a newly designated Series A Preferred Stock ("Series A Stock"). A total of 1,489,799 shares of Series A Stock were issued, with each share of Series A Stock initially convertible into two shares of the Company's common stock Each share of Series A Stock was sold at a price of $4.26 per share. The Company also issued warrants to purchase a total of 1,489,799 shares of the Company's common stock at an exercise price of $2.13 per share as part of the transaction. The Series A Stock has a participating liquidation preference over the Company's common stock initially equal to 150% of the full amount paid for the Series A Stock, which preference increases by an additional 50% per year over each of the next two years, so long as the Series A Stock is outstanding. The Series A Stock automatically converts into common stock if the Company's common stock price exceeds $12.00 per share for 45 consecutive business days. The holders of Series A Stock will generally vote with the holders of common stock; provided that the Series A Stock is only entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A Stock is convertible. The holders of Series A Stock were also provided with certain voting protective provisions.

Neither the Series A Stock nor the warrants have been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an exemption from applicable registration requirements. Investors in the financing were provided with certain registration rights relating to the shares of Series A Stock and warrants purchased by them. Each investor also agreed not to purchase more than 100,000 additional shares in the Company without the Company's approval so long as such investor holds more than 5% of the Company's outstanding securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

     On October 21, 1999, the board of directors added Mr. Hank Delevati to the board. Mr. Delevati has been the Senior Vice President of Information Technology and CIO with Aspect Communications, a provider of telecommunications equipment and application software since August 1999. Prior to Aspect Mr. Delevati was the CIO of Quantum Corporation from 1995 to 1999, CIO of Borland Corporation from 1994 to 1995 and the CIO of Logitech from 1993 to 1994, Between 1987 and 1993 Mr. Delevati worked with Sun Microsystems as their Director -- Applications Development & Global Information Resources. Mr. Delevati received his Bachelor of Science in Computer Sciences from Arizona State University. Mr. Delevati is also a director of Insite Objects.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)

Exhibit No.    Exhibit Title
-----------    -------------
  10.36        Modification to Loan & Security Agreement dated June 18, 1999 incorporated by reference to the Company's previous quarterly report on Form 10-Q filed August 2, 1999.

  10.01        Preferred Stock and Warrant Purchase Agreement entered into as of
               June 28, 1999 incorporated by reference to the Company's current report on Form 8-K filed July 12, 1999.

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

                                VERSANT CORPORATION

Date: November 5, 1999          /s/ Gary Rhea
                                ----------------------------------------
                                Gary Rhea
                                Vice President Finance and Administration.
                                Chief Financial Officer, Treasurer and Secretary
                                (Duly Authorized Officer and Principal
                                Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      EXHIBIT TITLE
-------     -------------
 27.01  --  Financial Data Schedule