Form 10KSB
period 1999-12-31
VERSANT CORP
filed 2000-03-31
CIK 865917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

| |      Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from      to      .

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

                                   Yes X No__
                                      ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The  issuer's   revenues  for  the  year  ended   December  31,  1999  were
$25,900,000.

     As of February 29, 2000, there were outstanding 10,990,869 shares of the issuer's common stock, no par value per share. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the issuer (based on the closing price of $13.687 for the issuer's common stock on the Nasdaq National Market on February 29, 2000) was approximately $126,385,156. This excludes 1,756,913 shares of common stock held by directors, officers and certain stockholders of the issuer. Exclusion of shares held by any person should not be construed to indicate that such person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the issuer, or that such person is controlled by or is under common control with the issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement for the issuer's 2000 annual meeting of shareholders to be filed with the Securities and Exchange Commission by April 30, 2000 are incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes __ No X
                                                                         --

                               VERSANT CORPORATION
                                ANNUAL REPORT ON
                                   FORM 10-KSB
                      For the Year Ended December 31, 1999

                                TABLE OF CONTENTS

    Form 10-KSB

      Item No.   Name of Item                                              Page

   PART I

Item 1      Description of Business                                            1
Item 2      Description of Property                                           13
Item 3      Legal Proceedings                                                 13
Item 4      Submission of Matters to a Vote of Security Holders               14

  PART II

Item 5      Market for Common Equity and Related Stockholder Matters          15
Item 6      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         17
Item 7A     Quantitative and Qualitative Disclosures About Market Risk        30
Item 8      Financial Statements                                              30
Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              30

  PART III

Item 10     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 31

Item 11     Executive Compensation                                            31
Item 12     Security Ownership of Certain Beneficial Owners and Management    31
Item 13     Certain Relationships and Related Transactions                    31
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K   31
Signatures                                                                    32
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

Overview

    Our company designs, develops, markets and supports object management systems including database management systems, data replication and middle tier persistence for distributed computing environments, including the growing e-business marketplace.

    Our core product is the Versant Object Database Management System (ODBMS), a highly scaleable database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture. The Versant ODBMS enables users to store, manage and distribute information that we believe often cannot be supported effectively by traditional database technologies, including:

  (1) abstract data, such as graphics, images, video, audio and unstructured text;
  (2) dynamic, highly interrelated data, such as network management data, advanced financial instruments; and
  (3) distributed, rapidly changing content in Internet-based applications.

    The core ODBMS technology is also part of Versant's application server integration product suite called, Versant Enterprise Container (VEC). We offer Enterprise Java Bean (EJB) compliant application server integration for both IBM WebSphere and BEA/WebLogic. We also provide peripheral products, including object-oriented programming language interfaces, database query tools, application development tools, legacy database access tools, Internet-based integration tools and multimedia management tools. We are in the process of bundling these technology components and products into the Versant Developer Suite and the Versant enJin. Versant Developer Suite is the next generation core ODBMS product and Versant enJin is the next generation application server integration product. Both product suites are expected to be available as packaged bundles by the second quarter of 2000.

    In addition, we offer a variety of services, including training, consulting and technical support, to assist users in developing and deploying applications based on the Versant ODBMS.

    Our customers include AT&T, Alcatel Network Systems, Banque Nationale de Paris, British Airways, British Telecommunications plc, Chase Manhattan Bank, The Chicago Stock Exchange, Dresdner Kleinwort Benson, EDS, Ericsson Radio Systems, France Telecom, GE Harris, HNC Software, Lucent, MCI WorldCom, Sabre, Northern Telecom, Siemens, Sprint, Qantas, Texaco and TRW. We are a leading provider of object management systems to the telecommunications industry, where our products are used in strategic distributed applications such as network modeling and management, fault diagnosis, service activation and assurance and customer billing. We have also experienced customer acceptance in other vertical markets, including the financial services, transportation, defense, health care and energy markets. These markets are similar to the telecommunications market in their increasing need for high performance support for distributed applications involving abstract data types and dynamic, highly interrelated information.

     We were incorporated in California in August 1988 as Object Sciences Corporation. Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555, and our telephone number is (510) 789-1500.

Background

    Organizations are under increasing pressure to manage and adapt to the forces of accelerating change and growing complexity. The combined demands of global competition, deregulation and organizational restructuring, as well as rapid changes in products and markets and a proliferation of new technologies, increasingly complicate business operations. The rise of the Internet and related technologies has enabled companies to greatly expand their geographical reach, streamline business processes cost effectively across its supply chain and provided new sources of revenue streams. The benefits of the Internet have also created additional requirements for information infrastructures to scale to a level not seen before. Management systems must accommodate thousands of concurrent users, millions of transactions per day and an architecture made even more distributed and complex. These pressures fall heavily on enterprise information systems and emerging service providers such as portals, infomediaries and mobile commerce providers, which must model this complexity, support increasingly distributed operations and manage new types of information that are more diverse, interrelated and dynamic.

    In attempting to respond to these pressures, traditional information technologies are being stretched to deliver solutions for which they were neither designed nor intended. This is particularly true in the areas of software programming, Internet middleware and database management, where many existing technology paradigms date back to the 1970s or earlier. The "structured programming" approach, which still dominates most software development, requires reduction of a business problem to a series of segmented procedures that are implemented line by line to build large, monolithic software programs. This approach can be slow and error-prone, and often produces software programs that are costly to maintain and difficult to change.

    A newer approach to software development, object-oriented programming, responds to many of these limitations. Object-oriented programming languages, such as C++ and Java, enable software developers to realistically model the complexities of large scale, dynamic systems, and to develop, maintain and evolve complex programs more quickly and at a higher level of quality than is often possible using structured programming. In addition, Java allows software developers to create applications once that will run on any computing platform, unlike most other programming languages, which require developers to modify an application every time it is ported to a different computing platform. As a result, we believe that object-oriented programming languages, especially Java, are increasingly being used by software developers.

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

    The growth of the Internet and the World Wide Web as mainstream computing and communication platforms compounds these challenges. The Internet incorporates new types and combinations of dynamic, abstract data, and involves a complex array of relationships among users, service and content providers, data sources and information repackagers and resellers. This computing environment is inherently distributed and dynamic and is evolving at a rapid pace. The use of the Internet for transactional e-business applications, and the proliferation of corporate Intranets, business-to-business (B2B) and business-to-consumer (B2C) companies, are accelerating this complexity, further increasing demand for new software and database technologies. Companies need to integrate Internet and e-business applications with corporate databases, but the abstract multimedia information and complex, changing data relationships prevalent in these applications are not easily accommodated by hierarchical or relational databases.

    Information Systems (IS) architectures have evolved to support the development of e-business applications through the deployment of application servers. Leading application server vendors include BEA/WebLogic and IBM WebSphere. These and many other vendors provide a "middle-tier" solution to manage distributed e-business applications over the Internet while allowing enterprises to maintain and leverage their line-of-business databases on the "back-end". The growing popularity of the application server is supported by the industry analyst firm, IDC's, 1999 Worldwide Market for Application Servers:
Setting the Course for 2000 (published December 1999), which predicts that by the year 2003, worldwide sales of application servers will reach $2.36 billion. The line-of-business database is typically based on relational database management systems (RDBMSs).

    RDBMSs were developed in the 1970s to address the inflexibility of hierarchical databases. They were used initially to perform ad hoc queries and later for online transaction processing and decision support systems. An RDBMS stores data in a series of two-dimensional tables and defines relationships between data by connecting rows and columns and linking multiple tables. Indexing multiple tables and then "joining" them to create a different view of the data involves complex queries. RDBMSs are adept at handling simple types of information, such as alphanumeric data, and managing static relationships, such as that between a part number and an invoice. They are less effective in managing more abstract data types, such as graphics, video and audio, which is stored in RDBMSs as isolated binary large objects that do not support analysis, manipulation or relationships to other data. In addition, RDBMSs are relatively inefficient when used to manage complex relationships because of the inherent burden of indexing and joining multiple two-dimensional tables. This performance burden can significantly lengthen response times and is compounded when users seek to maintain data on more than one server in a distributed environment because data must be transmitted to a central server where these joins can be performed. The burden is increased as applications become more complex and information more interrelated.

    Relational database vendors have attempted to address some of the shortcomings of RDBMSs by "extending" their support for abstract data types with object-relational and pure object-oriented approaches, and the use of robust middleware applications that enable organizations to connect object-oriented applications to RDBMSs. The use of object-relational and middleware approaches can improve relational performance for many enterprise customers, but we believe that the performance of object-relational systems or RDBMSs augmented by middleware is limited by the two-dimensional kernel architecture of RDBMSs.

    For the foregoing reasons, we believe today's business organizations need to manage abstract data types as well as complex dynamic relationships in a vastly more distributed environment and that this need is often not effectively addressed by hierarchical, relational and object-relational database management systems.

The Versant Solution

    Versant's core product, ODBMS and the Versant Enterprise Container (VEC) combine native support for object-oriented languages with high performance database functionality and a client-server architecture that supports two-tier to n-tier applications. As a standalone database, the Versant ODBMS is designed to meet commercial users' requirements for high performance, scalability, reliability and compatibility with heterogeneous computing platforms and legacy information systems. Incorporated into Versant's application server integration product (now VEC, soon to be bundled and renamed, Versant enJin), the ODBMS provides several value-added functions to the application server environment.

For those customers needing to store and maintain the integrity of data in the middle-tier, Versant's core technology serves as a persistent cache. This means that customers developing new e-business applications can take advantage of native object-based models, the integrity of a robust and highly reliable "persistent cache" and the streamlining of access to and from the relational database on the back-end. This last feature alone can increase performance by more than 10 times. In addition Versant benefits include:

o Management of Abstract Data Types. Versant allows users to store and manage a wide range of abstract information, such as images, video, audio and unstructured text, as well as traditional types of alphanumeric data. Nearly any kind of information that can be digitized can be stored as an object in the Versant ODBMS, while maintaining the application-defined behavior and relationships of the objects.

o Language-Independent Support for Object-Oriented Programming. The Versant solution provides native support for the leading object-oriented software development languages--C++ and Java. This support facilitates rapid and flexible development, maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes. Objects developed in these languages are directly stored in the Versant ODBMS. In addition, Versant is language-independent, allowing objects written in one object-oriented language to interoperate with objects written in another object-oriented language. Moreover, the Versant solution supports Java, an object-oriented language that allows the development of applications that will run on any computing platform without modification.

o High Performance. The Versant object-based architecture provides direct access (navigation) to stored objects. Its balanced client-server architecture enhances performance by efficiently distributing processing burdens between the client and the server to leverage the processing power of networked computers. As a result, certain customers running complex applications involving highly interrelated data on Versant have reported a ten-to-hundred-fold improvement in performance compared to RDBMSs running similar applications.

o Highly Scaleable Support for Distributed Computing. The Versant object-based architecture is designed to support the transparent integration of up to 65,000 separate databases in one network, distributed over a range of hardware and software platforms. Through object-level operations, Web browser support and other design features, Versant can be scaled from small workgroup operations to thousands of users over wide area networks or the Internet.

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

o Support for Three-Tier Architectures. Traditional two-tier architectures are adequate for closely coupled client-server environments but become unwieldy in large, distributed systems. The Versant solution supports three-tier architectures, in which application logic resides as a middle layer between clients and data stores. This architecture insulates data from constant change, allows an end-user or application to locate data across multiple databases and improves the productivity and quality of application development and maintenance.

o Support for Component Architectures. The Versant Enterprise Container (VEC) integrates with leading Java application servers including BEA WebLogic and IBM WebSphere application servers. The application servers enable users to build and deploy Enterprise Java Bean (EJB)- based applications to the VEC, thereby gaining the inherent productivity and performance advantages of the Versant ODBMS.

o Integration with Users' Existing Information Systems. The Versant solution operates on a wide range of server platforms, including industry-leading UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Silicon Graphics, Linux platforms from industry leader, Red Hat, as well as Microsoft's Windows 95, Windows 98, and Windows NT platforms. Objects can be readily accessed and stored by any combination of these platforms in a heterogeneous network. In addition, Versant-based applications can interoperate with information stored in relational database management systems, enabling such applications to complement RDBMS strengths in structured applications. These compatibilities allow users to protect their existing investments in databases and information systems while migrating newer systems to object-oriented platforms.

o Persistence. Traditionally, persistence for object-oriented applications required explicit application code in some object programming language. The emergence of EJB-based application servers offers an alternative to explicit programming, where application components execute in containers that provide object persistence services. The Versant Enterprise Container supports EJB's that interface to the Versant ODBMS via a Java database interface, enabling customers to utilize the Versant ODBMS as a persistence solution.

Company Strategy

    Versant's objective is to be the leading provider of Internet middleware for object management of e-business applications. Key elements of our strategy to achieve this objective include the following:

o Extend Technology Leadership. A significant component of our strategy is to leverage our knowledge and expertise in object database management systems for e-business applications. We believe that our product architecture includes a number of important technological advances and that this technological leadership is essential to our continued ability to compete effectively. In 1999, we released products that enable organizations to:

     (1) utilize the Versant ODBMS in conjunction with the IBM WebSphere and BEA WebLogic application server family (2) extended asynchronous replication solution that allows data to be replicated from one Versant database to another
(3) improved Java Versant Interface to enable Java objects to persist in Versant ODBMS (4) made available an early developer's release for the Versant XML Toolkit providing import and export of Extended Markup Language (XML) data into and out of the Versant ODBMS.

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

o Leverage Strength in Telecommunications to Other Vertical Markets. We are a leading provider of object database management solutions to the telecommunications market, where our products are used in such strategic, distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance and customer billing. We believe that our experience and success in this demanding market positions us to address other vertical markets such as financial services, transportation, defense, health care and energy. These markets are similar to the telecommunications market in their increasing reliance on large networks and need for high performance support for abstract data types and for distributed, complex applications involving dynamic, highly interrelated information. In 1999, we increased our focus on the financial services market and conducted several seminars worldwide to expand awareness of us and our products in this market. *We intend to continue to derive revenues from telecommunications and financial services in 2000, though we will seek additional opportunities outside these markets as well. Our success in the telecommunications, financial services and other markets is dependent, in part, on our ability to compete with alternative technology providers and the extent to which our customers and potential customers believe we have the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Risk Factors--We rely on telecommunications and financial services markets."

o Capitalize on the e-business Market Opportunity. *We believe that the increasing development of new e-business applications for both large-scale enterprises and for Internet startups such as portals, infomediaries and b2b vendors will significantly expand the market opportunity for our object technologies. Internet-based computing environments and applications are highly distributed and are increasingly becoming more complex, requiring highly scaleable, high performance database systems as their infrastructure. In addition, e-business applications increasingly incorporate abstract data types and are increasingly being addressed by object-oriented programming languages such as Java. As a result, we believe that our object-based component architecture position us to capitalize upon the Internet-based market. Certain of our customers, including iVendor, StellarX, Covia (formerly Glyphica), CyberRoad (formerly Calvex), Future State Technology, France Telecom spin-off NetCentrex, Factiva, AVT Technologies, Syncom, Platform7, Software.com, Whiplash and France Telecom's New Development Laboratory, are using Versant technology to enhance the performance of Internet-based infrastructures and applications. *We intend to continue focusing on the Internet-based market opportunity and working with partners to improve the performance of Internet-based infrastructures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We rely on telecommunications and financial services markets."

o Integrate with Component Middle-tier Servers. Today, Versant partners with the two leading application server vendors, IBM WebSphere and BEA/WebLogic. We intend to continue to integrate with leading providers of component-based servers offering persistence services. Existing standards for EJB solutions and emerging standards for common object request broker architecture (CORBA), solutions provide an important opportunity for Versant to expand into new markets.

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

o Enable Customers to Implement a Complete Solution. Versant is working to bundle its technologies and products into complete solutions for our customers. By second quarter 2000, Versant expects to have available the Versant Developer Suite and the Versant enJin suite of products. These product suites are intended to enable customers to more quickly and easily develop and implement new applications. Versant also continues to work with its application server partners, IBM and BEA to further product integration between the two vendors. *We intend to expand the breadth of our product offerings through internal development efforts and through marketing, licensing and other relationships with providers of complementary technologies and other market participants. *We believe that by providing our customers with a more complete solution, we can facilitate their adoption of object-oriented technology, accelerate the development of applications in a component framework, and expand the use and value of our products. However, Versant product offerings may not be commercially accepted by our customers and are subject to potential development delays due to the technological challenges of creating new product offerings, and competing solutions may limit the market opportunity for Versant product offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We depend on successful technology development."

o Increase Penetration of Current Customer Base. We seek to generate incremental, recurring revenue from our installed base of customers. In 1999, we significantly increased our development licenses sold compared to 1998. This action could generate significant follow-on sales of deployment licenses in 2000. A customer's successful development of an application under a development license can lead to additional revenue from deployment licenses. The scalability of the Versant solution enables customers to add end-users, providing additional license revenue to us as customers expand their use of the product. The adaptability of the Versant technology to a wide range of applications allows customers to develop applications for other functions. We also license our products on a project basis, with development and deployment licenses bundled at a lower price to the customer than if the customer had purchased such licenses separately. *Although we seek to increase our number of customers, typically through relatively smaller licenses, we believe that our practice of licensing our products on a project basis will increase. *This increase in projects could result in our realizing larger amounts of revenue at the beginning of a project than it otherwise would, with potentially reduced recurring revenue opportunities from such project in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our revenue levels are unpredictable."

Products and Services

    Our key products are the Versant ODBMS, a high performance object database management system, and Versant Enterprise Container (VEC). *In addition, we offer object-oriented programming language interfaces, database query tools, application development tools and integration's with system management tools. Customers licensing the Versant ODBMS receive the database engine with one object-oriented programming language interface and a set of integrated database utilities. For additional fees, customers may obtain additional programming language interfaces, and users requiring continuous operation in mission-critical environments can license the Versant Fault Tolerant Server. We offer a variety of services to assist customers in the design, development and management of their database applications, including training, consulting and custom development services.

Products

Core Database Products

o Versant ODBMS. The Versant ODBMS is designed to support multi-user, commercial applications in distributed environments. Its balanced client-server architecture enables the system to process a wide variety of abstract data types and complex applications in a highly concurrent, high performance manner. The product is designed to integrate over 65,000 databases connected over a like number of locations on a variety of hardware and software platforms. Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. The Versant ODBMS implements a variety of database features, including two-phase commits for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur. In addition, on-line management utilities enable routine maintenance to be performed while the database is running. These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compact volumes on disk storage and related functions. These utilities provide multiple levels of administrative access and application security. With the version 5.2 of the Versant ODBMS, we provide external transaction coordination from third-party transaction monitors, parallel queries to multiple Versant databases, distributed on-line backup of multiple Versant databases, persistent database event, and enhanced system management capabilities. We believe these new features extend our role as the premier object database provider for enterprise computing.

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

Language Solutions

     The Versant ODBMS implements an object model that is a superset of the capabilities of C++ and Java. The interface to these object-oriented languages make the database appear to be a natural and transparent extension of the language. Programs written in any of these languages can use objects written in another, allowing integration of corporate data stores regardless of application development language. Versant's Java Direct Interface, enables seamless persistence for Java applications that will run on any computing platform without modification. In addition, we provide a C language interface.

Internet-based Products

    Versant Enterprise Container (VEC). The VEC enables users to deploy Java-based applications using Java 2 Enterprise Edition (J2EE) technologies such as Enterprise Java Beans that take advantage of the capabilities of the Versant ODBMS without customizing the applications for the Versant ODBMS. The VEC supports the BEA WebLogic application server and the IBM WebSphere Application Server. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We depend on successful technology development."

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

    Prices for our development and deployment contracts range from the low thousands to the high millions depending on a variety of variables. These variables include, but are not limited to the following: number of users (specific number or unlimited), number of deployments, timeframe of deployments, prepaid or as needed deployments, type of operating system(s), type of server(s) and are the servers single or multiprocessor machines. We provide alternative pricing for non-interactive environments where the product is deeply embedded in a component, such as a telephone switch, and does not have end users. Sales through distributors generally involve a significant discounts. Prices for project licenses will vary with the scope and nature of the underlying project.

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

Services

    We offer a variety of services to assist customers in the design, development and management of their database applications. Training is offered in a variety of Versant-specific and object-related technologies and ranges from beginning to advanced levels. Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis. In addition, we provide custom development services to customers that request unique or proprietary product extensions. These services may be performed by third-party integrators, consultants, or us, depending on the nature and complexity of the request. Maintenance and technical support services are available at an annual fee that varies depending on the type of support that the customer requires. Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of a Versant product and entitle the customer to telephone support and to product and documentation updates. For additional fees, customers may purchase a special support package providing a dedicated support engineer, and may obtain telephone support available 24 hours per day. All maintenance contracts are renewable annually.

Customers and Applications

    The Versant ODBMS and Versant Enterprise Container are licensed for development and/or deployment in a wide range of applications. Many of our customers have licensed multiple copies for use in different applications. Sales to

Ericsson  Radio  Systems,   Siemens  Medical  and  CDC  of  Canada  together
represented 12.8% of our total revenue in 1999; however, no single customer accounts for 10% or more of our 1999 total revenue.

    In any given quarter, it is typical for a relatively small number of customers to constitute a significant percentage of our total revenue. In 1997, 1998 and 1999, 39%, 42% and 30% of our total revenue were attributable to sales of products and services to telecommunications companies. In addition, in 1999, 7.1% and 4.6% of our total revenue were attributable to sales of products and services in the financial services and technology markets *Our future performance will depend in significant part on the continued growth of the use of ODBMSs in telecommunications and financial market applications and the acceptance of our products within the telecommunications and financial services industries. *In addition, we expect to become increasingly dependent upon the Internet-based and financial services markets. The failure of our products to perform favorably in and become an accepted component of telecommunications, Internet-based or financial services applications, or a slower than expected increase or a decrease in the volume of sales of our products and services to telecommunications, Internet-based or financial services companies, could have a material adverse effect on us.

    The following examples illustrate some of the new applications for Versant in our core markets (telecommunications, financial services, defense and transportation) and in our strategic e-business market.

Core Market Customers

    3Com/Bull alliance selected Versant for its Intelligent Networking Solution ("IN"). Their IN solution allows network service providers (NSPs) with access to Signaling System 7 (SS7) to connect their 3Com Total Control multi-service access platform to the telephone trunk network. This, in turn, permits carriers and NSPs to roll out scalable Internet-based services, including data, voice and fax services, over their existing data infrastructure. The 3Com Total control solution is a modular technology capable of accommodating dial-in Internet access, Internet Protocol (IP) telephony, managed remote access, dial-out services and cellular access.

    Check Point Software Technologies selected Versant Asynchronous  Replication
(VAR) for its call center application and is scheduled for production deployment next month. Check Point Software uses VAR in conjunction with Primus software in order to more efficiently share data between our world wide support centers. VAR was deployed to help Check Point meet key design goals, which include accelerating the workflow process and enhancing data sharing between global sites in order to improve customer response and decrease operational costs.

    Banque Nationale de Paris selected Versant as the Object Database Management System (ODBMS) of choice for its Equities Group, the world leader in OTC equity options and the second largest in overall equities products. Versant ODBMS technologies are being used in a key BNP online trading application, called Market Data Server (MDS). In real-time MDS consolidates market data including stock volatility, dividend and interest rates from around the world. BNP traders now have the most up-to-date data needed to price their derivatives instruments. The level of complexity in the application, collecting market data from a variety of sources, coupled with BNP's availability requirements, mandated the selection of an ODBMS and VAR. More traditional RDBMS were not able to scale and deliver fast performance. Additionally, VAR provided real-time update capability without impacting that performance.

     Versant technologies are the foundation for the eXpanded Straight Through Processing (X-STP) system, called FARAO CSD, the first fully event driven real-time Central Securities Depositories (CSDs) solution. Developed by Axioma, a leading software provider of enterprise Internet solutions, and based on Versant's Object Database Management System (ODBMS), X-STP is the first application to facilitate both domestic and cross border settlement and other financial services, e.g. custody services, securities lending and borrowing or collateral management without human intervention. The first CSD to implement Axioma's state of the art solution is the Oesterreichische Kontrollbank AG
(OeKB), Austria's main financial and information service provider for exports and the capital market. OeKB is Clearing House and Central Securities Depository for the Austrian capital market and is partnering with other European CSDs. OeKB services include safekeeping and administration, book entry transfers, clearing and settlement of stock exchange and OTC transactions, and issue of global instruments of certificates for foreign registered shares. In addition to the Austrian Central Bank and Vienna Stock Exchange, OeKB partners include 97 national commercial banks and brokers, and 28 international business partners.

e-business Customers

    NetCentrex, a France Telecom spin-off, conducted an evaluation and also selected Versant as the foundation for its Personal Call Agent (PCA) application. PCA allows service providers the ability to offer traditional Centrex services to both telephony and Voice over IP (VoIP) users. The services include a network-based corporate directory, personal contact and groups management, call filtering and network-based universal messaging. The Java-based user interface allows web-based provisioning, simplifying the addition of new services.

    iVendor Inc, a newly launched e-merchandising network, has chosen Versant's Object-based technologies to provide a highly flexible and scalable platform for presenting millions of products from multiple vendors, through virtually thousands of online store operators. With the Versant ODBMS as one key component of its architecture, iVendor's e-merchandising network is now able to handle the tremendous demands of high traffic content sites, allowing reliable, consistent performance even at peak load periods. The iVendor network, the first of its kind, brings together products from independent suppliers into a central Versant database for presentation to iVendor online retailers, who then select products to create their own customized e-commerce sites. It has been architected to handle literally thousands of online storefronts offering millions of products, each product containing changing price points and presentations.

    France Telecom , one of the world's leading telecommunications carriers with 1998 revenues of $24 billion, initiated a study in 1998 to evaluate key software technologies for it's middle-tier information technology (IT) infrastructure, a program internally dubbed "@rchimede". Technologies evaluated included object modeling tools, application servers, EJBs and XML. Over a two year period France Telecom conducted performance and usability benchmarks to test the technology components against real-world application scenarios. The results indicated that traditional RDBMS environments could not deliver the performance required. France Telecom selected EJB technology, combined with Versant's object-oriented technologies, to provide middle-tier persistence, to increase performance and to enable an easy-to-use development environment. France Telecom standardized on Versant technologies for development of all object-based applications, including Voice over IP (VoIP), micro-payments, network management, directory services for Internet portals, customer service, real-time management of leased lines and the design of their mobile network.

    Covia's (formerly Glyphica) "customer portal" uses Versant object-based technologies as the foundation to help manage their customers over the Internet and provide their sales teams with customer data, documents and dialogue through a similar Web interface. Glyphica's PortalWare allows organizations with complex sales cycles and products to use the Internet to accelerate their sales cycles and create one-to-one relationships with their customers and partners. Marketing and sales professionals can create personalized extranets at the touch of a button, creating a window for exchanging business information with each and every customer.

    The above four companies exemplify Versant's thrust into e-business. This new segment of our business is the fastest growing portion of the company's portfolio, and as demonstrated, shows applications ranging from portals to Application Service Provisioning (ASP) to internet infrastructure. Further customer examples representative of this shift in 1999 include; CyberRoad (formerly Calvex), Orange County California, Ericsson-USA, Factiva, Firemans Fund, Intel, MCI-WorldCom, Nth Degree, Platform7, Quadrian, StellarX, Software.com and Whiplash.

Marketing and Sales

    We market and sell the Versant ODBMS in the United States principally through our direct sales force and value-added resellers and internationally through our distributors, direct sales force and value-added resellers.

Direct Sales

    As of December 31, 1999, our direct sales organization consisted of 25 employees based at our corporate headquarters in Fremont, California and at our other regional offices around the world. The direct sales organization includes a telesales force that supports our field sales personnel and maintenance renewals and handles smaller orders. The direct sales organization also includes systems engineers who answer technical questions and assist customers in running benchmarks against competitive products and developing prototype applications. In 1997, 1998 and 1999, sales by our direct sales force (including sales to value-added resellers) accounted for over 99%, 99% and 78%, respectively, of our total revenue.

Indirect Sales

    An important part of our sales strategy, going forward, will be the continued development of indirect distribution channels, such as value-added resellers, systems integrators and foreign distributors. With the continuing growth in the internet business arena, our focus towards indirect sales channels is expected to be more important as we penetrate the e-business market. Typical value-added resellers build application programs in which they embed a deployment copy of the Versant ODBMS. Systems integrators may include our products with those of others to provide a complete solution to their customers. Foreign distributors include distributors based in Japan, Italy and Israel. Value-added resellers are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Certain value-added resellers, distributors and systems integrators also offer competing products that they produce or that are produced by third parties. During 1999 we had 14 value-added resellers and 3 distributors contribute, collectively, $5.7 million dollars of indirect revenue (consisting of product royalties and deployment licenses).

Marketing

    As part of our restructuring effort in 1999, we reduced marketing headcount and budget to focus the company's efforts on rebuilding the product line for our strategic e-business segment. In fourth quarter 1999, a Vice President of Marketing was hired to develop and implement programs geared to communicating Versant's new e-business position to external and internal audiences. Programs include: Media and Analyst Relations, Investor Communications, Speaker's Program, Online Marketing, Partner Marketing Programs and Conference/Tradeshows.

Sales Process

    The sales cycle for our core products to new customers often exceeds six months and may extend to a year or more. The sales cycle to Internet startups are shorter in length, typically 3 to 6 months, due to the increasing market and competitive pressures on them to bring new services or products to market. For existing customers with successful deployed applications, sales cycles for new applications of the Versant ODBMS are generally much shorter. During the sales cycle, meetings involving both technical and management staff are frequently conducted at the customer's site and at our headquarters. Prospective customers typically perform a detailed technical evaluation or benchmark of the Versant object-based technologies and, often, competitive products, as a part of the selection process. Upon completion of the evaluation, the customer may purchase one or more development licenses for the team of programmers that will build the application. Additionally, the customer may order maintenance, training courses and assistance from our consultants. A customer can purchase a deployment license at the same time as it purchases a development license, or can purchase a project license that covers development and deployment for an entire project. However, many customers defer their purchase of a deployment license and related maintenance until they complete application development (a process that typically takes at least six months and can exceed one year) and then decide to deploy the application.

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

Research and Development

    *We have committed, and expect to continue to commit, substantial resources to our research and development efforts. Our current development efforts are focused on:

     (1)  continuing to leverage Java for e-business applications
     (2)  improving   the   integration   of  Versant   products   with  leading
          application-servers and middleware technologies
     (3)  improving performance and scalability of the Versant ODBMS
     (4)  improving   integration  between  the  Versant  ODBMS  and  relational databases
     (5)  leveraging   XML  and  Versant   products   for   business-to-business
          applications and portals

    Research and development expenses were approximately $5.2 million, $7.7 million and $7.0 million in 1997, 1998 and 1999 respectively. To date, all research and development expenditures have been expensed as incurred.

    The Versant ODBMS has, to date, been almost entirely developed by our research and development personnel. Our development team consisted of 46 full-time employees as of December 31, 1999, most of whom are software engineers with significant experience and expertise in such technologies as:

     (1) object-oriented software development, including Java
     (2) relational database technology
     (3) platform engineering
     (4) design and integration and
     (5) large-scale run-time environments
     (6) middleware technologies

    We selectively supplement our internal staff with outside consultants having expertise in specific areas.

    In 1997, we began performing certain porting and enhancement engineering work in Pune, India, by subcontracting work through Netcon Systems, a Software Technology Park (STP) company. A STP company is a software development company shielded from import and export duties, so that India can promote its specialized software labor pool. In December 1998, we, with two Indian citizens, sponsored the creation of a STP company named Versant India. In March 1999, we purchased the common stock of Versant India from its founders. Versant India is our wholly owned subsidiary and will continue to do porting and development projects for us. Versant India has 16 employees and occupies a rented facility of 7,500 square feet in Pune, India.

    In 1998, we also added 14 engineers with our acquisition of Soft Mountain. As of December 31, 1999, the headcount at Soft Mountain is four. The development effort originally conducted by the Soft Mountain subsidiary has been transferred to our Versant India research and development facility in order to better utilize our worldwide development resources. *Our future success will depend on our ability to attract, train and retain highly skilled research and development personnel. Competition for such personnel is intense, especially the competition for personnel familiar with object-oriented technology. *We expect that such competition will continue for the foreseeable future and may intensify.

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

Employees

    As of December 31, 1999, we and our subsidiaries had a total of 108 employees, 60 of whom were based in the United States, 32 of whom were based in Europe, and 16 of whom were based in India. Of the total, 46 were engaged in engineering and technical services, 27 were engaged in sales and marketing, 19 were engaged in the services organization and 16 were engaged in administration and finance. None of our employees is represented by a labor union with respect to his or her employment by us. We have experienced no organized work stoppage to date and believe that our relationship with our employees is good.

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

Item 2.  Description of Property

    In August 1997, we moved our principal administrative, sales, marketing and research and development operations to a new headquarters facility in Fremont, California, where we occupy 54,000 square feet under a 10 year lease. We believe that the Fremont facility will be adequate for our requirements for the next several years. We and our subsidiaries also lease space for sales offices, generally under multi-year operating lease agreements, in Pune, India; Frankfurt, Germany; Munich, Germany; Paris, France; and Hampshire, England.

Item 3.  Legal Proceedings

     Our company and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. We vigorously deny the plaintiffs' claims and have moved to dismiss the allegations. The Plaintiff has filed a response to our motion to dismiss and we have filed an opposition to Plaintiff's response. The motion to dismiss was submitted to the court for consideration on November 13, 1998 and the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our common stock is quoted on the Nasdaq National Market under the symbol "VSNT." Our common stock commenced trading on the Nasdaq National Market on July 18, 1996. From July 19, 1999 until March 7, 2000, our common stock was quoted on the Nasdaq SmallCap Market.) Prior to July 18, 1996, there was no public trading market for our common stock. The following table lists the high and low closing prices during for the last three full years (based on closing prices as reported by Nasdaq).

                                                    High                Low
                                                  --------           ---------
     1997:

                First Quarter                     $ 22 3/4           $   8 1/2
                Second Quarter                    $  9 3/8           $   4 1/8
                Third Quarter                     $ 16 1/4           $   6
                Fourth Quarter                    $ 18 5/8           $  11 1/8
     1998:

                First Quarter                     $ 14 9/16          $   5 1/8
                Second Quarter                    $  7 5/16          $   3 3/4
                Third Quarter                     $  5 1/2           $   2 1/8
                Fourth Quarter                    $  4 1/4           $ 1 13/16

   1999:

                First Quarter                     $   2 15/32        $   1
                Second Quarter                    $   2 31/32        $   1 1/8
                Third Quarter                     $   3  5/32        $   2
                Fourth Quarter                    $  11 13/16        $   2 3/8


     There were approximately 118 holders of record of our common stock as of February 29, 1999. We believe that a significant number of beneficial owners of our common stock hold their shares in street name. Based on information available to us, we believe we have at least 400 beneficial shareholders of our common stock.

Dividend Policy

     We have neither declared nor paid cash dividends on our common stock in the past. *We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     On July 12, 1999, we issued shares of a newly designated Series A Preferred Stock ("Series A Stock"). A total of 1,489,799 shares of Series A Stock were issued, with each share of Series A Stock intitially convertible into two shares of the Company's common stock at the market price of the Company's common stock effective July 12, 1999. Nine hundred and two thousand nine hundred and forty six (902,946) of the shares of Series A Stock were issued in exchange for an outstanding convertible secured promissory note with outstanding principal and interest of $3,846,550.82 held by Vertex Technology Fund, Ltd. ("Vertex"), and 586,853 of the shares were issued in consideration of an additional $2,499,994 in new financing. One million dollars of the new financing was provided by a Vertex affiliate, with the remainder provided by other investors. Each share of Series A Stock was sold at a price of $4.26 per share. We also issued warrants to purchase a total of 1,489,799 shares of our common stock at an exercise price of $2.13 per share as part of the transaction.

     The Series A Stock has a liquidation preference equal to 150% of the full amount paid for the Series A Stock, with the preference increasing by an additional 50% per year over each of the next two years, so long as the Series A Stock is outstanding. The Series A Stock automatically converts into common stock if our common stock price exceeds $12.00 per share for 45 consecutive business days. The holders of Series A Stock will generally vote with the holders of common stock provided that the Series A Stock is only entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A Stock is convertible. The holders of Series A Stock were also provided with certain voting protective provisions.

     Neither the Series A Stock nor the warrants have been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an exemption from applicable registration requirements. Investors in the financing were provided with certain registration rights relating to the shares of Series A Stock and warrants purchased by them. Each investor also agreed not to purchase more than 100,000 additional shares in the Company without our approval so long as such investor holds more than 5% of our outstanding securities.

     On November 1, 1999, we signed an agreement with a public relations firm , whereby the firm provided certain public relations services for our company. We agreed to compensate the firm for services rendered at a monthly rate of $5,000 per month and as further compensation we issued warrants to purchase up to 125,000 shares of our common stock. Warrants for 25,000 shares vested immediately and have an exercise price of $3.00 per share. The remaining warrants for up to 100,000 shares were scheduled to vest in November 2003 with an exercise price of $10.00 per share unless certain target stock prices were achieved. If target stock prices were achieved, the exercise price of the warrants would be adjusted and vesting accelerated. The public relations firm achieved a majority of its performance criteria during the fourth quarter of 1999. As a result, the warrants were valued using the Black-Scholes valuation model at the dates when the performance criteria were met. We recorded $337,000 to general and administrative expense in 1999 related to the warrants. As of December 31, 1999, warrants for 75,000 of the 100,000 shares had vested and the exercise prices were reduced to a weighted average of $4.50 per vested share. These warrants expire in November 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

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

     The following table presents statements of operations data for the five years ended December 31, 1999.

                                                                  Year Ended December 31,
                                                           (in thousands, except per share data)
                                                ------------------------------------------------------------
          STATEMENTS OF OPERATIONS DATA:           1999        1998        1997         1996        1995
                                                -----------  ----------  ----------  ----------- -----------
     Revenue:
         License                                  $ 17,074    $ 14,463    $ 21,363      $12,202     $ 7,810
         Services                                    8,794       8,770       7,827        6,191       4,067
                                                -----------  ----------  ----------  ----------- -----------
             Total revenue                          25,868      23,233      29,190       18,393      11,877

     Cost of revenue:
         License                                       745       2,846       1,445        1,144       1,062
         Services                                    4,180       6,893       5,010        2,987       2,258
                                                -----------  ----------  ----------  ----------- -----------
               Total cost of revenue                 4,925       9,739       6,455        4,131       3,320
                                                -----------  ----------  ----------  ----------- -----------
         Gross profit                               20,943      13,494      22,735       14,262       8,557
                                                -----------  ----------  ----------  ----------- -----------
     Operating expenses:
         Marketing and sales                         9,883      18,511      17,265        8,327       6,319
         Research and development                    7,011       7,722       5,225        3,323       2,048
         General and administrative                  3,658       3,857       2,880        1,501       1,419
         Amortization of goodwill                      463         546         370            -           -
         Write down of assets                            -       1,555           -            -           -
         Acquired in-process R&D cost                    -         528           -            -           -
         Non Cash Compensation Expense                 337           -           -            -           -
                                                -----------  ----------  ----------  ----------- -----------
                Total operating expenses            21,352      32,719      25,740       13,151       9,786
                                                -----------  ----------  ----------  ----------- -----------

     Income (loss) from operations                    (409)    (19,225)      (3,005)      1,111      (1,229)
         Interest income (expense) and
         other, net                                 (1,273)       (692)         705         429          70
                                                -----------  ----------  ----------  ----------- -----------
     Income (loss) before taxes                     (1,682)    (19,917)     (2,300)       1,540      (1,159)
         Provision for income taxes                     54          18          40          129          73
                                                -----------  ----------  ----------  ----------- -----------
     Net income (loss)                            $ (1,736)   $(19,935)   $ (2,340)     $ 1,411     $(1,232)
                                                ===========  ==========  ==========  =========== ===========

     Basic net income (loss) per share              ($0.17)     ($2.16)     ($0.26)       $0.24      ($0.41)
                                                ===========  ==========  ==========  =========== ===========
     Shares used in calculating basic net
      income (loss) per share                       10,178       9,209       8,931        5,916       2,987
                                                ===========  ==========  ==========  =========== ===========

     Diluted net income (loss) per share           ($0.17)     ($2.16)      ($0.26)       $0.18      ($0.41)
                                                ===========  ==========  ==========  =========== ===========
     Shares used in calculating diluted net
      income (loss) per share                       10,178       9,209       8,931        7,690       2,987
                                                ===========  ==========  ==========  =========== ===========

Overview

     We were incorporated in August 1988 and commenced  commercial  shipments of
our  principal   product,   the  Versant  ODBMS,  in  1991.   Since  that  time,
substantially all of our revenue has been derived from:

     Primarily

    (1) sales of development, deployment licenses and project licenses for the Versant ODBMS
    (2) related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with the Versant ODBMS and
    (3) sales of the peripheral products for the Versant ODBMS

     Secondarily

     (1)the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS

    We released Version 5.2 of the Versant ODBMS in December 1998. *We currently expect that licenses of the Versant ODBMS, Versant Enterprise Container and peripheral products and sales of associated services will be our principal sources of revenue for the foreseeable future. In 1997, 1998 and 1999, three customers, combined, accounted for approximately 36%, 17% and 13% of our total revenue, and the telecommunications industry accounted for 39%, 42% and 30%of our total revenue. In addition, in 1999, 12.8%, 7.1% and 4.6% of our total revenue were attributable to sales of products and services in the e-business, financial services and high technology markets. *Our future performance will depend in significant part on the continued growth of the e-business market and its dependence on highly scalable, performance and reliable object-based technologies such as ours. *The failure of our products to perform favorably in and become an accepted component of these markets, or a slower than expected increase or a decrease in the volume of sales of our products and services to these same markets, could have a material adverse effect on us.

    We license our products directly to end-users principally through four types of licenses-development licenses, deployment server licenses, deployment client licenses and project licenses. Development licenses are sold on a per seat basis and authorize the customer to develop an application program that uses the Versant ODBMS or VEC. Before a customer may deploy an application it has developed under a development license, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database management system. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application. Pricing of the Versant ODBMS and VEC varies according to several factors, including the computer platform on which the application will run and the number of users that will be able to access the server at any one time. For certain applications, we offer deployment licenses priced on a per user basis. We also license our products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

    Value-added resellers purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end users. Value-added resellers are authorized by us to sub-license deployment copies of the Versant ODBMS or VEC, together with the value-added reseller's application, to end-users. Deployment license pricing for sales through value-added resellers generally represents either a percentage of the total price charged by the value-added reseller to our end-user customers or a percentage of our list prices. We also license our products to certain value-added resellers on a project basis.

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

    We license the Versant ODBMS, Versant Enterprise Container and peripheral products and sell associated services primarily through our direct sales force to end-user customers and value-added resellers. Through late 1993, we focused our sales efforts on developing indirect sales channels and contracting for nonrecurring engineering fees from our marketing partners. In late 1993, we changed our sales strategy to a direct sales model and began increasing the size of our direct sales force.

    During 1995, we entered into an agreement with ISAR-Vermogensverwaltung Gbr mbH, an entity formed by a group of European investors, pursuant to which ISAR organized and funded Versant Europe. Versant provided Versant Europe with exclusive European distribution rights for our products, subject to the rights of existing distributors, and with management responsibilities for Versant's existing distributors in Europe. In March 1997, we exercised our option to acquire Versant Europe. This acquisition, in which Versant paid approximately $3.6 million in cash and stock, has been accounted for as a purchase. See note 10 of notes to our consolidated financial statements. As of December 31, 1999, Versant Europe had 32 employees.

    Since inception, we have invested significant resources in developing the Versant ODBMS and related technologies and in building our sales, marketing, consulting and administrative organizations. *Due to our financial performance in 1998, we restructured our worldwide organization by significantly reducing headcount in order to bring expenses in line with anticipated 1999 revenue. *Because of this action and other expense controls implemented, we were able to reduce in 1999 overall operating expenses by 35% to $21.4 million from $32.7 million in 1998. We expect to hire additional personnel and expect an increase in our promotion and selling expenditures during 2000 if we believe that market conditions support such expenses The labor market in which we operate is highly competitive, and we may be unable to retain key employees without substantial increases in our operating expenses.

Recent Events

     Vertex Financing

     On July 12, 1999, we issued shares of a newly designated Series A Preferred Stock ("Series A Stock"). A total of 1,489,799 shares of Series A Stock were issued, with each share of Series A Stock initially convertible into two shares of the Company's common stock. Nine hundred and two thousand nine hundred and forty six (902,946) of the shares of Series A Stock were issued in exchange for an outstanding convertible secured promissory note with outstanding principal and interest of $3,846,550.82 held by Vertex Technology Fund, Ltd. ("Vertex"), and 586,853 of the shares were issued in consideration of an additional $2,499,994 in new financing. A Vertex affiliate provided $1 million of the new financing with the remainder provided by other investors. Each share of Series A Stock was sold at a price of $4.26 per share. We also issued warrants to purchase a total of 1,489,799 shares of our common stock at an exercise price of $2.13 per share as part of the transaction.

     The Series A Stock has a participating liquidation preference over our common stock initially equal to 150% of the full amount paid for the Series A Stock, which preference increases by an additional 50% per year over each of the next two years, so long as the Series A Stock is outstanding. The Series A Stock automatically converts into common stock if our common stock price exceeds $12.00 per share for 45 consecutive business days. The holders of Series A Stock will generally vote with the holders of common stock provided that the Series A Stock is only entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A Stock is convertible. The holders of Series A Stock were also provided with certain voting protective provisions.

     The shares eligible for resale upon execution of the warrants and conversion of the preferred stock have been registered under the Securities Act of 1933, under two separate registration statements on Form S-3. Each investor also agreed not to purchase more than 100,000 additional shares in the Company without our approval so long as such investor holds more than 5% of our outstanding securities.

Results of Operations

Revenue

                                           1997        % Change       1998         % Change       1999
                                        -----------  -----------  -------------  -----------  -----------
License revenue                         $21,363,000      (32%)      $14,463,000      18%      $17,074,000
As a percentage of total revenue            73%                        62%                        66%
Services revenue                          7,827,000       12%         8,770,000     0.3%       8,794,000
As a percentage of total revenue            27%                        38%                        34%
Total revenue                            29,190,000      (20%)       23,233,000      11%      25,868,000

    Total revenue declined 20% from 1997 to 1998 but increased 11% from 1998 to 1999. We continue to experience significant annual and quarterly fluctuations in total revenue. *We have experienced, in prior years, a seasonal pattern in our operating results, with the fourth quarter typically having higher total revenue and income from operations than the first quarter of the following year, however we do not believe this trend will continue in 2000 compared to 1999. Also, see the section below labeled "Risk Factors."

    The decrease in license revenue in 1998 compared to 1997 was due primarily to the timing and complexity of sales and our inability to close large project opportunities.

    The  increase  in  license   revenue   during  1999  compared  to  1998  was
attributable to:

     Primarily

     (1)  increased sales in the defense and e-business market
     (2) increased customer deployments of applications previously subject only to development licenses, particularly in the telecommunications and the internet market

     Secondarily

     (1) restructuring and refocusing efforts within the Company sales personnel

    *We expect license revenue to increase in 2000 in absolute dollar terms compared to 1999, due to increased license purchases by core and e-business customers and increased sales by our Versant Europe subsidiary, each as a result of our 1999 customer development activities. *We also believe that license revenue as a percentage of total revenue will increase in 2000 compared to 1999. However, due to risks highlighted in the section, "Risk Factors," below, license revenue may decrease in absolute dollar terms or as a percentage of total revenue in 2000 when compared to 1999.

    The increase in services revenue during 1998 compared to 1997 was attributable principally to increased maintenance revenue from a significantly larger installed customer base, while training and consulting revenue declined due to the reduction in overall license revenues. The marginal increase in total services revenue in 1999 compared to 1998 was due to a 31% increase in maintenance revenues but was offset by a corresponding decrease in consulting revenues. The restructuring efforts within the services group did not allow us to take advantage of the consulting projects that became available during the year. *We expect that services revenue will increase in absolute dollar terms in 2000 as we increase our focus on consulting opportunities, but will decrease as a percentage of total revenue. However, due to the risks highlighted in the section, "Risk Factors," below, services revenue may not increase in absolute dollar terms in 2000 compared to 1999.

     We had no sales to customers representing more than 10% of total revenue in 1999 and 1998. In 1997 two customers accounted for $5.8 million and $3.1 million in revenue, respectively.

    International revenue increased 22% from $8.6 million in 1997 to $10.5 million in 1998. The increase in international revenue from 1997 to 1998 was driven principally by higher sales by Versant Europe, Australia and Asia Pacific, resulting from our increased marketing and sales investment, partially offset by decreased sales in Japan. International revenues grew 21% from $10.5 million in 1998 to $12.7 million in 1999. This increase was again due to the increases in Versant Europe's revenues partially offset by decreases in
Australia and Asia Pacific. In addition, as a result of the acquisition of Versant Europe in March 1997, we began recognizing license and service revenue from Versant Europe that would have been recognized only at 40 % and 25 % royalty rates had Versant Europe not been acquired. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. Our international sales are currently denominated predominantly in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, less competitive in foreign markets. We believe that the increase in the value of the United States dollar relative to foreign currencies in 1999 did not have a material effect on our operating results. *To the extent that we increase our international sales, our total revenue may be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world. International revenue as a percentage of total revenue increased from 29% in 1997 to 45% in 1998 and then increased to 49% in 1999. *Due to our increased emphasis on international sales, especially through Versant Europe, we expect international revenue to increase in absolute dollar terms but decrease as a percentage of total revenue; however, international revenue may not grow at all. Our international operations are subject to corresponding risks; see "Risk Factors--We depend on our international operations."

Cost of Revenue and Gross Profit

                                                      1997        % Change         1998         % Change         1999
                                                    -------      ----------      --------      ----------      --------
   Cost of license revenue                         $1,445,000        97%        $2,846,000        (74%)        $745,000
   As a percentage of license revenue                  7%                           20%                           4%
   Cost of services revenue                         5,010,000        38%         6,893,000        (39%)        4,180,000
   As a percentage of services revenue                 64%                          79%                           48%
   Gross profit                                    22,735,000       (41%)       13,494,000         55%        20,943,000
   As a percentage of total revenue                    78%                          58%                           81%

    Cost of license revenue consists primarily of reserves for estimated bad debts, product royalty obligations incurred by us when we sub-license tools provided by third parties, royalty obligations incurred by us under a porting services agreement, user manuals/product media, production labor costs, freight, and packaging. Cost of license revenue during 1998 increased compared to 1997 due to increased reserves for bad debts, amortization of certain deferred license costs and increased royalty costs. Cost of license revenue during 1999 decreased compared to 1998, primarily due to the elimination of amortization of certain deferred license costs, and secondarily due to reduced bad debt reserves and decreases in royalty costs. As part of the acquisition of Versant Europe, we allocated $1.4 million of the purchase price to deferred license costs. In 1998 we recognized the remaining $1.0 million of these deferred license costs as a cost of license revenue. *Although our cost of license revenue decreased in 1999 compared to 1998, both in absolute dollars and as a percentage of license revenue, we expect 2000 cost of license revenue to decline as well compared to 1999 due to the reductions in our production costs, royalty costs and freight. *For these reasons, we expect cost of license revenue to decrease slightly in absolute dollar terms, as well as decline as a percentage of license revenue in 2000, if expected revenue growth materializes. However, revenue growth in 2000, and therefore license revenue margin improvement, are subject to the risks highlighted in the section, "Risk Factors", below.

    Cost of services revenue consists principally of personnel costs associated with providing consulting, technical support, training and nonrecurring engineering work paid for by customers. The increase in cost of services revenue during 1998 compared to 1997 was primarily attributable to the significant increase in our service organization, due to a lack of third party support services, the increased costs of providing maintenance support to a growing customer base and secondarily to costs associated with employee turnover. Cost of services revenue as a percentage of services revenue increased in 1998 compared to 1997. This increase was primarily due to reduced service support productivity caused by reduced license revenues and higher consulting expenses associated with the use of external consultants on specialized customer projects, without an immediate increase in consulting and training revenue.

    The decrease in cost of services revenue during 1999 compared to 1998 was primarily attributable to the restructuring efforts worldwide in decreasing the size of our service organization while refocusing our vision and efforts to better serve our customer base worldwide. In so doing we were able to significantly reduce services cost of revenues while supporting the higher maintenance revenue levels compared to 1998. *We expect to increase our cost of service revenue in 2000 compared to 1999, both in absolute dollars as well as a percentage of revenues, through headcount and supporting expenses increases, coupled with increases in productivity. These increases are necessary to support our projected increases in services revenues and to support our increasing efforts in the consulting business, which we intend to expand in 2000. The increases in our e-business applications have given rise to substantial increased opportunities to support our customer base more effectively by offering additional consulting services, thereby reducing the need for our customers to find and train addition personnel to implement new e-business applications.

Marketing and Sales Expenses

                                            1997         % Change        1998        % Change        1999
                                          -------       ----------     --------     -----------    ---------
Marketing and sales expenses             $17,265,000        7%        $18,511,000      (47%)      $9,883,000
As a percentage of total revenue             59%                          80%                         38%

     Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, lead generation, product descriptive literature, product management, sales offices, mailings and depreciation expense. The increase in 1998 compared to 1997 was due to increased marketing program costs to generate leads, partially offset by lower commission expenses on reduced revenues. In addition, in 1998 we increased marketing spending to expand worldwide awareness of our products and services, particularly in the Internet-based and financial services markets. The substantial decrease in 1999 marketing expenses compared to 1998 was primarily the result of our worldwide restructuring efforts and our decision to utilize the marketing program monies more efficiently by reducing duplicate efforts and programs worldwide. The focus is on worldwide programs versus regional programs, hence promoting a consistent message to our current and potential customer base. Better utilizing the internet to deliver our message will the goal in 2000. *We expect marketing and sales expenses to increase in absolute dollar terms, due to increased efforts to market our products to new (e-business) and existing (telco and financial services) business markets. However, we intend to counterbalance this increase with our restructured operations and our efforts to control commission costs and costs associated with less focused marketing programs and accordingly expect marketing and sales expenses to decrease as a percentage of revenue. *However, if we increase our marketing and sales expenditures without corresponding increases in revenue, our results of operations would be adversely affected.

Research and Development Expenses

                                              1997        % Change        1998       % Change        1999
                                           ----------  ------------  -------------  ----------  -------------
Research and development expenses          $5,225,000       48%        $7,722,000      (9%)       $7,011,000
As a percentage of total revenue              18%                         33%                        27%

     Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, the costs of an ISO 9001 quality program, depreciation or expensing of development equipment, supplies and travel. The increase during 1998 compared to 1997 resulted from:

     (1) higher compensation and other personnel expenses due to increased headcount
     (2) increased operating expenses due to new opportunities and expanded projects
     (3) costs of funding ongoing engineering activities in India
     (4) additional operating expenses associated with Soft Mountain's engineering activity

     The decrease during 1999 compared to 1998 primarily resulted from, reduced compensation and other personnel expenses due to decreases in headcount and secondarily due to reduced operating expenses associated with Soft Mountain's engineering activity.

     We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. Due to our restructuring activities, we reduced research and development expense in absolute dollar terms and as a percentage of revenues in 1999. *Due to our e-business efforts as well as ongoing improvements in our ODBMS products we expect research and development expenses to increase slightly in 2000 in absolute dollars, but decline as a percentage of revenues. Our objective is to improve our R&D to revenue dollar productivity and better match R&D spending with revenue increases. *However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected. To date, all research and development expenditures have been expensed as incurred.

General and Administrative Expenses

                                               1997        % Change        1998        % Change        1999
                                            ----------   ------------  ------------  ------------ -------------
General and administrative expenses         $2,880,000        34%       $3,857,000       (5%)       $3,658,000
As a percentage of total revenue                10%                        17%                         14%

     General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. The significant increase during 1998 compared to 1997 resulted from:

     (1) increased severance costs incurred in connection with changes to our management team
     (2) increased legal and accounting services
     (3) expanded travel expense  associated with funding projects
     (4) increased facility costs

     The decrease in general and administrative expenses in 1999 compared to 1998 were primarily due to the restructuring efforts taken in 1999 and secondarily due to the continuing expense controls that are being used to properly match expense trends with revenue trends. *We anticipate that general and administrative expenses will increase in absolute dollar terms but decrease as a percentage of revenues in 2000 compared to 1999 levels. This anticipated increase is due to the need to rebuild part of the administrative staff that were reduced in 1999, coupled with management's awareness to continue to improve productivity by aligning expenses with revenue trends. *However, if we increase our existing administration infrastructure without corresponding increases in revenue, our results of operations would be adversely affected.

Amortization of Goodwill

     The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. During 1998 and 1999, we amortized $485,000 and $187,000, respectively, of this amount. Additionally in 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years. *We will amortize $187,000 of this remaining goodwill amount in 2000. See note 9 of notes to our consolidated financial statements.

     The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. During 1999, we amortized $245,000 of this amount. *We will amortize $245,000 of this amount in 2000. See note 10 of notes to our consolidated financial statements.

Interest Income (Expense) and Other, Net

                                                    1997       % Change        1998        % Change        1999
                                                  --------    ----------  -------------  -----------  -------------
Interest income (expense) and other, net          $705,000      (198 %)     ($692,000)       84 %      ($1,273,00)
As a percentage of total revenue                     2%                        (3%)                        (5%)

     Interest income (expense) and other, net represents income earned on our cash, cash equivalents and short-term investments and interest expense associated with our financing activities. The decrease in interest income (expense) and other, net from 1997 to 1998 was primarily due to:

     (1) decreased interest income from lower cash balances
     (2) increased interest expense on bank debt and capital equipment leases
     (3) increased interest expense on our convertible secured subordinated promissory note

     The sharp increase in interest income (expense) and other, net from 1998 to 1999 was due to the conversion of the Vertex convertible note to equity and the subsequent write off of the remaining capitalized note discount of $787,000 as a non-cash interest expense and $158,000 of accrued interest expense which was converted to equity in association with the Vertex convertible note. See note 11 of notes to our consolidated financial statements.

Provision for Income Taxes

                                                             1997      % Change       1998       % Change      1999
                                                           -------     --------     --------     --------    --------
Provision  for income taxes                                $40,000       (55%)       $18,000       200%       $54,000
As a percentage of income (loss) before income taxes         (2%)                     (0%)                     (3%)

    We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We incurred net operating losses in 1997 and 1998, resulting in no federal or state tax liability based on income. However, we did incur foreign withholding taxes of $18,000 and $54,000 during 1998 and 1999, which are included within the income tax provision.

     At December 31, 1999, we had federal and state net operating loss carryforwards of $33.6 million and $8.4 million and tax credit carryforwards of $2.4 million expiring on various dates through 2019. *Due to our history of operating losses through 1995 and in 1997, 1998 and 1999 and other factors, we believe that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $15.4 million has been recorded against our net deferred tax assets of approximately $15.4 million. We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

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

Liquidity and Capital Resources

                                         1997       % Change         1998        % Change        1999
                                     -----------  -----------   --------------  ------------  -----------
Net cash used in
   operating activities              ($5,655,000)      88%      ($10,628,000)      (94%)      ($669,000)
Year end cash, cash equivalents
    And short-term investments        $9,831,000      (64%)       $3,564,000         3%       $3,663,000

Year end working capital (deficit)   $12,228,000       n/a       ($3,303,000)       n/a       $1,584,000

     In 1999, net cash of $520,000 was used in operating activities primarily due to the cash component of our net loss for 1999, increases in accounts receivable, decreases in accounts payable, accrued liabilities and reduced deferred revenue, which were offset by non-cash depreciation and amortization expenses, non-cash compensation expense, non-cash accrued Vertex interest and discount, decreases in prepaid expenses and other current assets, and a decreased provision for doubtful accounts compared to 1998. The increase in accounts receivable was due to reduced collection activity, and lower revenues in the fourth quarter of 1999 compared to the fourth quarter of 1998. Through February 29, 2000, we had collected $3.9 million of our December 31, 1999 accounts receivable balance, leaving an accounts receivable balance of $3.4 million related to the December 31, 1999 balance.

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

     In 1999, our net cash used in investing activities was $115,000 due to our $80,000 increased investment in Versant India and our $35,000 net purchase of property and equipment, primarily for the acquisition of network and computer equipment, associated with Y2k improvements. *We have and will continue to make certain investments in software applications and systems to ensure that our products continue to be Year 2000 compliant. We successfully crossed the Y2k threshold with minor corrective actions, none of which had any impact on our daily operating activities. See "Risk Factors--Our business may be harmed by Year 2000 problems."

     In 1998 we purchased $2.0 million of property and equipment, primarily for the acquisition of network and computer equipment, leasehold improvements, furnishings and fixtures for our headquarters. In addition, in September 1998, we acquired Soft Mountain and paid the shareholders of Soft Mountain $136,000 in cash in addition to issuing them 245,586 shares of our common stock. These uses of cash for investing activities were entirely offset by net sales and maturities of short-term investments.

     In 1999, financing activities provided a net increase of $727,000, primarily due to proceeds from the sale of preferred stock to certain of our largest shareholders, exercising of common stock warrants for common stock and secondarily to the sale of common stock to our employees under employee benefit plans. These increases were offset by the paydown of our short term receivables line of credit and long term bank note, plus the normal principal payments made under capital lease obligations.

     In 1998, financing activities provided $6.5 million, primarily due to proceeds from the sale of a convertible secured subordinated promissory note, the sale of common stock to certain of our largest shareholders, the sale of common stock to our employees under employee benefit plans and borrowings under a short-term accounts receivable loan. These increases were partially offset by principal payments made under capital lease obligations and our long term bank note.

     At December 31, 1999, we had $3.7 million in cash and cash equivalents and positive working capital of approximately $1.6 million. We maintain a revolving credit line with a bank that expires on September 30, 2000. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of December 31, 1999, $900,000 was allocated to a standby letter of credit to support our European banking line and $1.4 million of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets. These borrowings bear interest at the bank's base lending rate (8.50% at December 31, 1999, plus 2.0%). The loan agreement contains financial covenants, commencing with this quarter ending December 31, 1999, and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these new covenants, which the Company was not in compliance with as of December 31, 1999, have been waived through March 31, 2000. In March 2000, we negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance.

     On March 19, 1998, we converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement. Borrowings under the loan are secured by a lien on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate (8.50% at December 31, 1999, plus 2.5%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these covenants, which we were not in compliance with as of December 31, 1999, have been waived through March 31, 2000. In March 2000, we negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance.

     *We believe that our current cash, cash equivalents, our lines of credit, and the net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2000. At December 31, 1999, our commitments for capital expenditures were not material. *If cash provided by operations is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies.

     To date, we have not achieved business volume sufficient to restore profitability and a positive cash flow. We operated at a net loss of $1.7 million and $19.9 million in 1999 and 1998. We believe our available cash and credit facilities should be sufficient to fund our operations, however there can be no assurance of this and we are dependent upon future events, including our ability to obtain additional debt or equity financing, if financial results fall short of our goals. Additional debt or equity financing, may be required, and may not be available to us on commercially reasonable terms, or at all. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities.

     The actual cash resources required to successfully implement our business plan in year 2000 will depend upon numerous factors, including but not limited to those described in the following Risk Factors.

Risk Factors

     This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related To Our Business

     We have limited working capital. At December 31, 1999, we had only $1.6 million of working capital. To date we have not achieved profitability or positive cash flow on a sustained basis. As our revenue is unpredictable, and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to substantially reduce operations or to raise additional funds through debt or equity financings. Additionally, as of December 31, 1999, we had approximately $1.2 million of bank term debt financing outstanding, of which $71,000 a month is due and payable and another $1.4 million of bank revolving line debt that is due as we collect from our customers. From time to time we have been in violation of covenants of such bank debt. We will need to generate sufficient earnings to repay such debt when due, or raise additional funds through debt or equity financings. There can be no assurance any equity or debt funding would be available to us on favorable terms, if at all. The sale of additional equity or convertible debt securities would result in dilution to our shareholders.

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

     We may not be able to manage costs given the unpredictability of our revenue. We expended significant resources in 1997 and 1998 to build our infrastructure and hire personnel, before reductions, particularly in the services and sales and marketing sectors, in expectation of higher revenue growth than actually occurred. Although we have restructured our operations to reduce operating expenses in 1999, we continue to plan for revenue growth in 2000 compared to 1999. Consequently, we will continue to incur a relatively high level of fixed expenses. Although, in January 1999, we reduced significantly our worldwide headcount and implemented controls on spending in order to achieve expense reductions, if expense controls are not maintained or planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

     We rely on our core markets, specifically the telecommunications and financial services markets characterized by complexity and intense competition. Historically, we have been highly dependent upon the telecommunications industry and are becoming increasingly dependent upon the financial services market. Our success in the telecommunications and financial service markets is dependent, in part, on our ability to compete with alternative technology providers and on whether our customers and potential customers believe we have the expertise necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. The need for and type of applications and commercial products for the telecommunications and financial services markets is continuing to develop, is rapidly changing, and is characterized by an increasing number of new entrants whose products may compete with those of ours. As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets. In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial customization of our products. Although we seek to generate consulting revenue in connection with these customization efforts, we have offered, and may, under certain circumstances continue to offer, free or reduced price consulting. This practice has impacted, and will continue to impact, our service margins and will require that we maintain a highly skilled service infrastructure with specific expertise in these markets.

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

     We depend on our international operations. A significant portion of our revenue is derived from customers located outside the United States. This requires that we operate internationally and maintain a significant presence in international markets. However, our international operations are subject to a number of risks. These risks include:

     (1)  longer receivable collection periods
     (2)  changes in regulatory requirements
     (3)  dependence on independent resellers
     (4)  multiple and conflicting regulations and technology standards
     (5)  import and export restrictions and tariffs
     (6)  difficulties and costs of staffing and managing foreign operations
     (7)  potentially adverse tax consequences
     (8)  foreign exchange fluctuations
     (9)  the burdens of complying with a variety of foreign laws
     (10) the impact of business cycles and economic instability outside the United States

     We must defend against securities litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. We vigorously deny the plaintiffs' claims and has moved to dismiss the allegations. The plaintiff has filed a response to our motion to dismiss and we have filed an opposition to plaintiff's response. The motion to dismiss was submitted to the court for consideration on November 13, 1998 and the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

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

     Stock ownership has become more concentrated and subject to dilution. As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated. Based on Vertex's filings with the SEC and assuming, as of December 31, 1999, 15,030,330 shares outstanding (assuming conversion of all outstanding preferred stock and exercise of all warrants outstanding), Vertex and its affiliates would own approximately 26.6% of our common stock if it converted all of its Preferred Stock and exercised all of its warrants. The Company has registered 5,839,091 shares issuable upon conversion/exercise of the outstanding preferred stock and warrants. The issuance of such shares could result in the dilution of other shareholders, and the sale of such shares could depress the market price of our stock.

     Our business may be harmed by Year 2000 problems. We and our customers and suppliers are aware and concerned about the risks associated with Year 2000 computer issues. Our systems did recognize the correct date when the year changed to 2000, and our customers, as of the date of this filing, have not reported any material Y2k related problems, with our ODBMS and related products, to our service department. There were no material adverse effects on our operations, either internally or externally. We are also not aware of any material Y2k problems with our vendors or third party developers.

     Despite the foregoing measures, there can be no assurance that Year 2000 problems will not occur and the consequences of any such problems may be material to the operation of the Company and its financial results or prospects.

Risks Related To Our Industry

    We face competition from different sectors.

    The competition includes Fortune 500 firms such as Oracle and Sybase with the resources to heavily promote their products and assert account control over their largest enterprise accounts. Competition from the traditional ODBMS vendors has started to shift and shakeout. Most have diverged into new markets and new businesses, leaving Objectivity and eXcelon as our key competitors.

    A more comprehensive list includes competitors offering object and object-relational database management systems such as Oracle Corporation, Computer Associates International, Inc., eXcelon (formerly Object Design, Inc.), Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc., Gemstone Systems, Inc., Poet Software Corporation, ONTOS, Inc. In addition, our products compete with traditional relational database management systems, many of which have been or are expected to be modified to incorporate object-oriented interface and other functionality, and to leverage Java. The principal competitors in the relational database market are Oracle, Sybase, Informix, IBM and Microsoft. In 1997, Oracle released its Oracle8 product, which, with its object option, provides object-relational database capabilities, and Computer Associates released their Jasmine ODBMS, which is a pure object-oriented database. We believe that the decision of relational database vendors to pursue object-relational or object-oriented approaches validates our belief that object-oriented database solutions will be increasingly demanded by today's business organizations. During the last year we have seen a major shift away from Smalltalk towards JAVA. In addition Versant is used more and more as a middle tier persistence layer in multi-tier applications This allows Versant to complement the product offerings from some of the more established companies in these markets. These are companies like IBM, SUN and BEA selling Java based tools and solutions. In order for Versant products to be well accepted in the marketplace, it is important for one or more of these partnerships to become strategic on both sides. There is also some movement in the market to buy as much middleware components as possible from one or just a few suppliers. Due to the introduction by Oracle and Computer Associates of competing products with lower prices than the Versant ODBMS, we may not be able to maintain prices for our products at levels that will enable us to market our products profitably. Any decrease in per unit prices, as a result of competition or otherwise, could have a material adverse effect on our business, operating results and financial condition.

     We are also indirectly facing competition from developers of middleware products that allow users to connect object-oriented applications to existing legacy data and RDBMSs such as TopLink and Thought Inc.

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

     We depend on successful technology development. We believe that significant research and development expenditures will be necessary to remain competitive. While we believe our research and development expenditures will improve the Versant product lines, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties impacting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems.

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

     We have worked with BEA and IBM to develop technology that will allow the Versant Enterprise Container to support the BEA WebLogic and IBM WebSphere application server family, undiscovered bugs or errors may exist that prevent us from achieving the functionality we seek with the Versant Enterprise Container. In addition, because Java Bean containers are specific to each application server vendor and no standards have been adopted for such containers, we may not be able to take advantage of our development work with the BEA and IBM application server family's when developing solutions for other application server vendors. We do not currently have any agreements or relationships regarding the Versant Enterprise Container with other application server vendors, therefore customers will only be able to use it with BEA and/or IBM application servers.

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

    As of December 31, 1999 we had invested all our excess funds in current money market accounts and had no fixed term investments to report.

Item 8.  Financial Statements

    The financial statements and supplementary data required by Item 8 are set forth below on pages F-1 to F-20 of this report.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant; Compliance with
          Section 16(a) of the Exchange Act.

    The information concerning our directors required by this Item is incorporated by reference to our definitive proxy statement for our 2000 annual meeting of shareholders, which we will file with the Securities and Exchange Commission by April 11, 2000, under the heading "Election of Directors." The information concerning our executive officers required by this item is incorporated by reference to the proxy statement under the heading "Executive Officers."

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

Item 14.  Other Information.

     On October 21, 1999, the board of directors added Mr. Hank Delevati to the board. Mr. Delevati has been the Senior Vice President of Information Technology and CIO with Aspect Communications, a provider of telecommunications equipment and application software since August 1999. Prior to Aspect Mr. Delevati was the CIO of Quantum Corporation from 1995 to 1999, CIO of Borland Corporation from 1994 to 1995 and the CIO of Logitech from 1993 to 1994, Between 1987 and 1993 Mr. Delevati worked with Sun Microsystems as their Director - Applications Development & Global Information Resources. Mr. Delevati received his Bachelor of Science in Computer Sciences from Arizona State University. Mr. Delevati is also a director of Insite Objects.


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Exhibits.

     See Exhibit Index, page X-1.

(b)  Reports on Form 8-K filed in quarter ending December 31, 1999.

    With the exception of the information incorporated herein by reference to our proxy statement in Items 9, 10, 11 and 12 of Part III, the proxy statement is not deemed to be filed with this Form 10-KSB.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fremont, State of California, on this 30th day of March, 2000.

                                 VERSANT CORPORATION

                                 By:/s/ Gary Rhea
                                    -----------------------------------
                                    Gary Rhea
                                    Vice President-Finance and Administration

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                     Title                   Date

         PRINCIPAL EXECUTIVE OFFICER:

         /s/ Nick Ordon                                   President, Chief           March  27, 2000
         --------------------------------------
         Nick Ordon                                       Executive Officer and
                                                          Director

         PRINCIPAL FINANCIAL OFFICER AND
         PRINCIPAL ACCOUNTING OFFICER:

         /s/ Gary Rhea                                    Vice President-Finance     March  27, 2000
         --------------------------------------
         Gary Rhea                                        and Administration

         ADDITIONAL DIRECTORS:

         /s/ Mark Leslie                                  Director                   March  24, 2000
         --------------------------------------
         Mark Leslie

         /s/ Stephen J. Gaal                              Director                   March  25, 2000
         --------------------------------------
         Stephen J. Gaal

         /s/ Bernhard Woebker                             Director                   March  25, 2000
         --------------------------------------
         Bernhard Woebker

         /s/ Hank Delevati                                Director                   March  24, 2000
         --------------------------------------
         Hank Delevati

         /s/ David Banks                                  Director                   March  25, 2000
         --------------------------------------
         David Banks

                      VERSANT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                              PAGE
                                                                                        ------------------
         Report of Independent Public Accountants.............................                 F-2
         Consolidated Balance Sheets..........................................                 F-3
         Consolidated Statements of Operations................................                 F-4
         Consolidated Statements of Shareholders' Equity (Deficit)............                 F-5
         Consolidated Statements of Cash Flows................................                 F-6
         Notes to Consolidated Financial Statements...........................             F-7 to F-19
         Schedule II - Valuation and Qualifying Accounts and Reserves.........                F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Versant Corporation:

We have audited the accompanying consolidated balance sheets of Versant Corporation (a California corporation) and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing on page F-20 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

San Jose, California
January 25, 2000



                                              VERSANT CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                         (In thousands)

                                                                                             December 31,
                                                                                    --------------------------------
                                                                                        1999               1998
                                                                                    -------------      -------------
     ASSETS

     Current assets:
           Cash and cash equivalents                                                    $  3,663           $  3,564
           Accounts receivable, net of allowance for doubtful
               accounts of $414 and $335 in 1999 and 1998, respectively                    7,278              5,878
           Other current assets                                                              753              1,318
                                                                                       ---------          ---------
                   Total current assets                                                   11,694
                                                                                                             10,760

           Property and equipment, net                                                     5,478
                                                                                                              7,381
           Other assets                                                                      190                433
           Excess of cost of investment over fair value of net assets  acquired, net of accumulated  amortization of $2,917 and $2,473 in 1999 and
               1998, respectively                                                          1,879              2,095
                                                                                       ---------          ---------
                                                                                        $ 19,241           $ 20,669
                                                                                       =========          =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
           Current portion of capital lease obligations                                  $   253            $   561
           Current maturities of long-term debt                                            1,240              2,223
           Short term debt                                                                 1,400              2,426
           Accounts payable                                                                  718              2,331
           Accrued liabilities                                                             3,405              3,692
           Deferred revenue                                                                3,094              2,830
                                                                                       ---------          ---------
                   Total current liabilities                                              10,110             14,063
                                                                                       ---------          ---------

     Long-term liabilities, net of current portion:
          Capital lease obligations                                                          127                369
          Long term debt                                                                       -              3,678
          Deferred revenue                                                                   416                704

     Shareholders' equity:
          Preferred stock
                Authorized - 3,000 shares
                Issued and outstanding--1,490  in 1999 and none in 1998                    5,662                  -
                Liquidation value of $9,520
           Common stock:
                Authorized - 30,000 shares
                Issued and outstanding--10,561  in 1999 and 10,150 in 1998                48,528             45,727
                Accumulated deficit                                                      (45,627)           (43,890)
                Accumulated other comprehensive income                                        25                 18
                                                                                       ---------          ---------
                     Total shareholders' equity                                            8,588              1,855
                                                                                       ---------          ---------
                                                                                       $  19,241           $ 20,669
                                                                                       =========          =========

 The accompanying notes are an integral part of these consolidated balance sheets.


                                   VERSANT CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)

                                                                           Year Ended December 31,
                                                                 --------------------------------------------
                                                                     1999           1998            1997
                                                                 -------------  -------------   -------------

     Revenue:
         License                                                    $  17,074       $  14,463      $  21,363
         Services
                                                                        8,794           8,770          7,827
                                                                 -------------  --------------  -------------
             Total revenue                                             25,868          23,233         29,190

     Cost of revenue:
         License                                                          745           2,846          1,445
         Services                                                       4,180           6,893          5,010
                                                                 -------------  --------------  -------------
               Total cost of revenue                                    4,925           9,739          6,455
                                                                 -------------  --------------  -------------
         Gross profit                                                  20,943          13,494         22,735

     Operating expenses:
         Marketing and sales                                            9,883          18,511         17,265
         Research and development                                       7,011           7,722          5,225
         General and administrative, excluding non-cash
           compensation expense of $337,000 in 1999 shown
           below                                                        3,658           3,857          2,880
         Amortization of goodwill                                         463             546            370
         Write down of assets                                               -           1,555              -
         Acquired in-process R&D cost                                       -             528              -
         Non-cash compensation expense                                    337               -              -
                                                                 -------------  --------------  -------------
                Total operating expenses                               21,352          32,719         25,740

     Loss from operations                                                (409)        (19,225)        (3,005)
                                                                 -------------  --------------  -------------

     Other income (expense):
         Foreign currency transaction gain (loss)                           2             (34)           133
         Interest expense                                              (1,294)           (640)          (162)
         Interest and other income (expense), net                          19             (18)           734
                                                                 -------------  --------------  -------------
                Total other income (expense)                           (1,273)           (692)           705

     Loss before taxes                                                 (1,682)        (19,917)        (2,300)

         Provision for income taxes                                        54              18            40
                                                                 -------------  --------------  -------------
     Net loss                                                    $     (1,736)  $     (19,935)   $    (2,340)
                                                                 =============  ==============  =============

     Net loss per share:
         Basic                                                         ($0.17)         ($2.16)        ($0.26)
                                                                 =============  ==============  =============
         Diluted                                                       ($0.17)         ($2.16)        ($0.26)
                                                                 =============  ==============  =============

     Weighted shares used in per share calculations
         Basic                                                         10,178           9,209          8,931
                                                                 =============  ==============  ============
         Diluted                                                       10,178           9,209          8,931
                                                                 =============  ==============  ============

  The accompanying notes are an integral part of these consolidated statements.


                                          VERSANT CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          (In thousands, except share amounts)

                                                   Preferred Stock        Common Stock       Accumulated   Shareholders'
                                                   ---------------        ------------
                                                  Shares     Amount     Shares     Amount      Deficit     Equity(Deficit)
                                                 ---------  --------  ----------  --------   -----------   ---------------
Balance at December 31, 1996                            --       --    8,719,207  $ 40,889     $(21,615)       $ 19,274

ESPP and exercises of stock options and
warrants                                                --       --      106,866       946            --            946

Issuance of common stock to
  shareholders of Versant Europe                        --       --      167,545     1,145            --          1,145

Net loss                                                --       --           --        --       (2,340)         (2,340)

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments              --       --           --        --           275            275
                                                                                             -----------   ------------

   Comprehensive income                                 --       --           --        --       (2,065)         (2,065)
                                                     -------- -------- ---------  --------   -----------   ------------
Balance at December 31, 1997                            --       --    8,993,618    42,980      (23,680)         19,300

ESPP and exercises of stock options and
warrants                                                --       --      210,934       734            --            734

Issuance of common stock to
  shareholders of Soft Mountain                         --       --      245,586       645            --            645

Issuance of common stock to Special Situations
Fund                                                    --       --      700,000     1,368            --          1,368

Net loss                                                --       --           --        --      (19,935)        (19,935)

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments              --       --           --        --         (257)           (257)
                                                                                             -----------   ------------

   Comprehensive loss                                   --       --           --        --      (20,192)        (20,192)
                                                        --       --           --        --   -----------   ------------


Balance at December 31, 1998                            --       --   10,150,138   45,727       (43,872)          1,855
                                                 ---------  --------  ----------  --------   -----------   ------------

ESPP and exercises of stock options and
warrants                                                --       --      380,795      768             --            768

Issuance of common stock to
  shareholders of Soft Mountain                         --       --       30,000      148             --            148

Issuance of preferred stock and warrants to
investors in exchange for cash and notes
payable                                          1,489,799     5,662          --    1,548             --          7,210

Non cash compensation cost associated with the
issuance of warrants for consulting services            --       --           --      337             --            337

Net loss                                                --       --           --       --        (1,736)         (1,736)

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments              --       --           --       --              7             7
                                                                                             -----------   ------------

   Comprehensive income                                 --       --           --       --        (1,729)         (1,729)
                                                 ---------  --------  ----------  --------   -----------   ------------

Balance at December 31, 1999                     1,489,799  $  5,662  10,560,933 $  48,528   $   (45,602)  $      8,588
                                                 =========  ========  ==========  ========   ===========   ============


  The accompanying notes are an integral part of these consolidated statements.


                                      VERSANT CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                                     Year Ended December 31,
                                                                            ------------------------------------------
                                                                               1999            1998           1997
                                                                            ------------   ------------    -----------
         CASH FLOWS FROM OPERATING ACTIVITIES:

           Net loss                                                         $   (1,736)     $   (19,935)     $  (2,340)
           Adjustments to reconcile net loss to net
             cash used in operating activities:
                Depreciation and amortization                                     2,382           2,716          1,262
                Write-off of acquired in-process R&D cost                             -             528              -
                Write down of goodwill                                                -           1,555              -
                Non-cash compensation expense                                       337               -              -
                Accrued discount/interest on Vertex note conversion                 945               -              -
                Provision for doubtful accounts receivable                          155            (857)           208
                Changes in current assets and liabilities, net of
                acquisitions:
                   Accounts receivable                                           (1,555)          4,548         (5,030)
                   Other current assets                                             565             982         (2,476)
                   Other assets                                                     243              33           (381)
                   Accounts payable                                              (1,613)          1,259            597
                   Accrued liabilities                                             (218)           (642)           966
                   Deferred revenue                                                 (24)           (815)         1,539
                                                                            ------------   ------------    -----------
                      Net cash used in operating activities                        (520)        (10,628)        (5,655)
                                                                            ------------   -------------   -----------

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment                                       (35)         (1,989)        (6,679)
           Purchases of short-term investments                                        -               -        (20,632)
           Proceeds from sale and maturities of short-term
           investments                                                                -           6,114         29,462
           Purchase of Versant Europe, net of cash acquired                           -               -         (1,987)
           Purchase of Versant India                                                (80)              -              -
           Purchase of Soft Mountain, net of cash acquired                            -            (136)             -
                                                                            ------------   ------------    -----------
                 Net cash provided by (used in) investing activities               (115)          3,989            164
                                                                            ------------   ------------    -----------

         CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from sale of common stock, net                                  768           2,102            946
           Proceeds from sale of preferred stock, net                               970               -              -
           Proceeds from sale of warrants                                         1,548               -              -
           Net borrowings(payments) under short term note and bank
           loan                                                                  (2,009)          1,797            735
           Principal payments under capital lease obligations                      (550)           (627)          (262)
           Borrowings(principal payments) under long term bank note                   -            (106)         2,522
           Net proceeds from long-term borrowings                                     -           3,320              -
                                                                            ------------   ------------    -----------
           Net cash provided by financing activities                                727           6,486          3,941
                                                                            ------------   ------------    -----------

           Effects of exchange rate changes on cash                                   7               -              -

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        99            (153)        (1,550)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           3,564           3,717          5,267
                                                                            ------------   ------------    -----------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                           $     3,663           3,564      $   3,717
                                                                            ============   ============    ===========

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for:
                Interest                                                     $      348        $    378       $    180
                Foreign withholding and state income taxes                           54              18              -

        SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
        FINANCING ACTIVITIES
         Capital lease obligations incurred for acquisition of
         equipment                                                           $        -        $    607       $    574
         Issuance of common stock to shareholders of Versant
         Europe                                                                      -                -          1,145
         Issuance of common stock to shareholders of Soft
         Mountain                                                                   148             645              -
         Issuance of warrants for consulting services                               337               -              -
         Conversion of notes payable to Series A
         Preferred Stock                                                          3,619               -              -
         Conversion of accrued interest and discount to Series A
         Preferred Stock                                                           945

  The accompanying notes are an integral part of these consolidated statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

     To date, the Company has not achieved business volume sufficient to restore profitability and positive cash flow on an annual basis. The Company operated at a net loss of $1.7 million and $19.9 million in 1999 and 1998, respectively. The Company did achieve positive cash flow from operations in the second half of 1999. Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations. If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls. No assurances can be given that such efforts will be successful, if required.

2.      Summary of Significant Accounting Policies

Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of United States Government obligations. Investments have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt securities matured at various dates through March 1998. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for the instruments.

     As of December 31, 1999 and 1998, the Company did not have investments in securities.

Foreign Currency Translation

     The functional currency of each of the Company's subsidiaries is its local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of shareholders' equity in the accompanying consolidated financial statements.

Revenue Recognition

     The Company adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", for transactions entered into after January 1, 1998. Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

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

     During 1997 and 1998, the Company entered into contracts with certain of its customers that require the Company to perform development work in return for nonrecurring engineering fees. Revenue related to such nonrecurring engineering fees is generally recognized on a percentage of completion basis. There were no such contracts during 1999.

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

Segment Information

     In 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

     The license line of business licenses an object oriented database management software (ODBMS). The ODBMS software can be classified into two broad categories: systems and development tools. ODBMS enables users to create, store, retrieve, and modify the various types of data stored in a computer system. The support line of business provides customers with a wide range of support services that include on-site support, telephone or internet access to support personnel, as well as software upgrades. The consulting and training line of business provides customers with a wide range of consulting and training services to assist the customer in evaluating, installing and customizing the database as well as training classes on the use and operation of the Company's products.

     The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

     The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

     The table below presents a summary of operating segments (in thousands):

                                                                             Year Ended December 31,
                                                                   -------------------------------------------
                                                                      1999             1998             1997
                                                                   ----------       ----------      ----------
   Revenues from Unaffiliated Customers
     License                                                       $  17,074        $  14,463       $  21,363
     Support                                                           5,780            4,428           3,804
     Consulting & Training                                             3,014            4,342           4,023
                                                                   ----------       ----------      ----------
        Total Revenue                                                 25,868           23,233          29,190

   Distribution Margin
     License                                                          16,329           11,617          19,915
     Support                                                           4,261              445             264
     Consulting & Training                                               353            1,432           2,556
                                                                   ----------       ----------      ----------
        Total Distribution Margin                                     20,943           13,494          22,735

   Profit Reconciliation:
     Other Operating Expenses                                         21,015           32,191          25,740
     Acquired In-Process R&D Cost                                          -              528               -
     Non-Cash Compensation Expense                                       337                -               -
     Other Income (Expense)                                           (1,273)            (692)            705
                                                                   ----------       ----------      ----------
        Loss Before Provision for Income Taxes                     $  (1,682)       $ (19,917)      $  (2,300)
                                                                   ==========       ==========      ==========

     The table below presents the Company's revenues by legal subsidiary (in thousands):

                                                                         Year Ended December 31,
                                                                     ---------------------------------
                                                                        1999         1998       1997
                                                                     --------     --------    --------
       Total Revenues Attributable To:
         United States                                               $ 13,287     $ 13,280    $ 22,149
         Germany                                                        4,243        3,663       4,627
         France                                                         3,822        2,659       1,356
         United Kingdom                                                 3,568        2,411         354
         Australia                                                        948        1,220         704
                                                                     --------     --------    --------
            Total                                                    $ 25,868     $ 23,233    $ 29,190
                                                                     ========     ========    ========

Property and Equipment

     Property and equipment, at cost, consisted of the following (in thousands)

                                                                                     December 31,
                                                                                 -----------------------
                                                                                   1999           1998
                                                                                 --------       --------
               Computer equipment                                                $ 9,066        $ 8,574
               Furniture and fixtures                                              2,092          2,110
               Software                                                            1,165          1,138
               Leasehold improvements                                              1,316          1,782
                                                                                 --------       --------
                                                                                  13,639         13,604
               Less--Accumulated depreciation and amortization                    (8,161)        (6,223)
                                                                                 --------       --------
                                                                                 $ 5,478        $ 7,381
                                                                                 ========       ========

    The Company has entered into capital lease agreements for equipment with an original cost of $1,856,000, $1,856,000 and $1,199,000 at December 31, 1999,
1998 and 1997, respectively. Accumulated depreciation of leased equipment was $1,446,000, $926,000 and $249,000 at December 31, 1999, 1998 and 1997,
respectively.

Depreciation and Amortization

     Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets of three to ten years. Leased assets are amortized over the shorter of the estimated useful life or the lease term.

Amortization of Excess Cost of Assets Acquired

     Amortization of excess of cost of investment over fair value of assets acquired related to the Company's acquisitions. The goodwill associated with the acquisition of Versant Europe in 1997 (see note 9) was being recognized on a straight-line basis over seven years, but this estimate was changed in 1998 to a five year period. The goodwill associated with the acquisition of Soft Mountain is recognized over five years (see note 10).

Software Development Costs

     Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility. The Company has defined the establishment of technological feasibility as the completion of a working model. Amounts capitalizable to date under the provisions of SFAS No. 86 have not been material.

Deferred Revenue

     Deferred revenue represents amounts received from customers under certain license, maintenance and nonrecurring engineering agreements for which the revenue earnings process has not been completed.

     Deferred revenue consisted of the following components (in thousands):

                                                     December 31,
                                                   ----------------
                                                     1999     1998
                                                   -------  -------
                 Maintenance                       $ 3,395  $ 3,160
                 Development work                       30       39
                 Training and consulting                85      335
                                                   -------  -------
                                                   $ 3,510  $ 3,534
                                                   =======  =======

Accrued Liabilities

     Accrued liabilities consisted of the following components (in thousands):

                                                     December 31,
                                                   ----------------
                                                     1999     1998
                                                   -------  -------

                 Payroll and related               $ 1,676  $ 1,869
                 Taxes payable                         968      851
                 Other                                 761      972
                                                   -------  -------
                                                   $ 3,405  $ 3,692
                                                   =======  =======

Significant Customers

     The Company had no sales to customers representing more than 10% of total revenue in 1999 and 1998. In 1997 two customers accounted for $5.8 million and $3.1 million in revenue, respectively.

International Sales

     International sales, consisting of sales to customers in foreign countries, were $12.7 million, $10.5 million and $8.6 million of total revenue in 1999, 1998 and 1997, respectively.

     International sales by country or region were as follows (in thousands):

                                                  Year Ended December 31,
                                           -----------------------------------
                                               1999          1998         1997
                                           --------      --------      -------
                 Europe                    $ 11,633      $  8,733      $ 6,337
                 Canada                          74           286        1,163
                 Australia                      398           825          603
                 Japan                          530           226          361
                 Other                           21           417          106
                                           --------      --------      -------
                                           $ 12,656      $ 10,487      $ 8,570
                                           ========      ========      =======

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable and short-term investments. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. As of December 31, 1999, approximately 26% of accounts receivable were concentrated with three customers. Also 30%, 42% and 39% of our total revenue in 1999, 1998 and 1997, respectively, were attributable to sales of products to telecommunications companies. The Company generally does not require collateral on accounts receivable because the majority of the Company's customers are large, well established companies. The Company provides reserves for estimated credit losses in accordance with management's ongoing evaluation.

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

Net Loss Per Share

     The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997. This standard revised certain methodology for computing net income
(loss) per share and requires the reporting of two net income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares outstanding.  Diluted net income
(loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method. Dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

     The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

                                                                     Income         Shares       Per Share
                                                                  (Numerator)    (Denominator)     Amount
                                                                  -----------    -------------  -----------
   FOR THE YEAR ENDED 1997:
     Basic and diluted net loss per share:


         Losses attributable to holders of common stock           $  (2,340)         8,931       $ (0.26)
                                                                  ==========        ======       ========

   FOR THE YEAR ENDED 1998:
     Basic and diluted net loss per share:

         Losses attributable to holders of common stock           $ (19,935)         9,209       $ (2.16)
                                                                  ==========        ======       ========

   FOR THE YEAR ENDED 1999:
     Basic and diluted net loss per share:

         Losses attributable to holders of common stock           $  (1,736)        10,178       $ (0.17)
                                                                   =========        ======       ========

     The diluted net loss per share for the years ended 1999, 1998 and 1997 was the same as basic net loss per share due to losses in these periods and thus the inclusion of potential common shares would have been antidilutive.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to amounts in prior years to conform to the 1999 presentation.

3.       Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

4.       Lease Obligations

     In November 1996, the Company entered into an agreement to lease its new corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement is recognized on a straight-line basis. The Company also leases field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expense for 1999, 1998 and 1997 was approximately $1,743,000, $2,043,000 and $1,358,000, respectively.

     The future annual minimum lease payments at December 31, 1999 under non-cancelable operating leases were as follows (in thousands):

                  Year                               Amount
                  ----                             --------
                  2000                             $  1,538
                  2001                                1,555
                  2002                                1,529
                  2003                                1,510
                  2004                                1,534
                  Thereafter                          4,604
                                                   --------
                                                   $ 12,270

    The future minimum lease payments required under these capital leases at December 31, 1999 were as follows (in thousands):

                  Year                                                    Amount
                  ----                                                    ------
                  2000                                                    $ 297
                  2001                                                       72
                  2002                                                       42
                                                                          ------
                  Minimum lease payments                                    411
                  Less--amount representing interest (7 1/2%-14.7%)          31
                                                                          ------
                     Present value of net minimum lease payments            380
                           Current maturities                               253
                                                                          ------
                           Long term maturities                           $ 127
                                                                          ======

5.   Line of Credit

     The Company maintains a revolving credit line with a bank that expires on September 30, 2000. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of December 31, 1999, $900,000 was allocated to a standby letter of credit to support the Company's European banking line and $1.4 million of borrowings were outstanding. Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (8.50%, at December 31, 1999 plus 2.0%). The loan agreement contains financial covenants, commencing with quarter ended December 31, 1999, and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these covenants, which the Company was not in compliance with as of December 31, 1999, have been waived through March 31, 2000. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000.

     On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998. Borrowings under the loan are secured by on all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate (8.50%, at December 31, 1999 plus 2.5%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. Certain of these covenants, which the Company was not in compliance with as of December 31, 1999, have been waived through March 31, 2000. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000.

6.       Common Stock

     During 1995, the Company sold shares of Common Stock to employees at $1.00 per share, which represented fair market value on April 22, 1995. These share issuances were made pursuant to the 1989 Stock Option Plan and such amounts are included in the option grant and option exercise table in Note 7 below.

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

     In September 1998 in connection with the Company's acquisition of Soft Mountain, the Company agreed to register the 245,586 shares issued in such transaction with the SEC on Form S-3 by December 31, 1998 (see Note 10). The selling shareholders of the Soft Mountain shares demanded that the Company repurchase for approximately $1.1 million these 245,586 shares due to delays in the registration of such shares. The Company disputed the right of such shareholders to receive such payment, however, the Company agreed to issue an additional 30,000 shares of common stock, with a value of $148,000. This additional amount was treated as additional purchase price and capitalized as additional goodwill and will be amortized equally over the remaining four years of goodwill amortization.

     In December 1998, in connection with the sale of shares of common stock to Special Situations Fund, the Company issued warrants to purchase an additional 350,000 shares. In 1999, Special Situation Fund exercised its warrants to purchase the 350,000 shares of Common Stock for a total purchase price of $787,500.

7.       Stock Option and Stock Purchase Plans

1996 Equity Incentive Plan

     In May 1996, the Board adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan") and the Company's shareholders approved the 1996 Equity Plan in June 1996. The 1996 Equity Plan serves as the successor equity incentive program to the Company's 1989 Stock Option Plan. The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Options granted under the 1989 Stock Option Plan before its termination remain outstanding in accordance with their terms, but no further options have been granted under the 1989 Stock Option Plan since the Company's initial public offering. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Stock Option Plan will be available for grant and issuance in connection with future awards under the 1996 Equity Plan. As of December 31, 1999, the Company has authorized 1,900,000 shares of Common Stock, plus any shares previously issuable under the 1989 Option Plan and now issuable under the 1996 Equity Plan, for issuance under the 1996 Equity Plan. As of December 31, 1999, options to purchase 2,261,280 shares were outstanding under the 1996 Equity Plan, options to purchase 9,000 shares had been exercised under the 1996 Equity Plan, and 152,944 shares were available for grant under the 1996 Equity Plan, including shares previously available for grant under the 1989 Stock Option Plan. At December 31, 1999, options to purchase 770,637 shares were exercisable under the 1996 Equity Plan.

1996 Directors Stock Option Plan

     In May 1996, the Board adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and the Company's shareholders approved the Directors Plan in June 1996. The Directors Plan provides for the grant of nonqualified stock options to non-employee directors of the Company, including automatic grants of options to purchase 10,000 shares of Common Stock to non-employee directors that were granted concurrently with the initial public offering, an option to new non-employee directors to purchase 10,000 shares of Common Stock on the date on which the new director joins the Board and an additional option to purchase 5,000 shares of Common Stock to each eligible director on each anniversary date of such director's initial option grant under the Directors Plan if such director has served continuously as a member of the Board since the date such director was first granted an option under the Directors Plan. The exercise price of all options granted under the Directors Plan will be the fair market value of the Common Stock on the date of grant. All options issued under the Directors Plan will vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company. As of December 31, 1999, the Company has authorized 125,000 shares of Common Stock for issuance under the Directors Plan. At December 31, 1999, options for an aggregate of 92,500 shares were outstanding, and options to purchase 57,500 shares were exercisable.

1989 Stock Option Plan

     The 1989 Stock Option Plan was succeeded by the 1996 Equity Plan during 1996. Under the provisions of the 1989 Stock Option Plan, the Board of Directors granted either incentive or non-statutory stock options to employees, consultants, directors and officers to purchase Common Stock at an exercise price of not less than 100% of the fair value (as determined by the Board of Directors) of the shares on the date of grant, except that non-statutory options were granted at 85% of such fair value. Options expire no later than ten years from the date of grant and generally vest over a period of 5 years. As of December 31, 1999, options to purchase 63,700 shares were outstanding under the 1989 Stock Option Plan, options to purchase 1,579,927 shares had been exercised under the 1989 Stock Option Plan, and no shares were available for grant under the 1989 Stock Option Plan. As of December 31, 1999, options to purchase 54,176 shares were exercisable under the 1989 Stock Option Plan.

Reserved for Future Issuance

     As of December 31, 1999, the Company had reserved shares of Common Stock for the following purposes:

               Employee stock purchase plan              325,017
               Stock options available for grant         185,444
               Exercise of stock options outstanding   2,417,480
                                                       ---------
                                                       2,927,941

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                            1999          1998          1997
                                                         ---------    -----------    ---------

        Net loss                         As Reported     $ (1,736)     $ (19,935)    $ (2,340)
                                         Pro forma       $ (3,709)     $ (21,987)    $ (3,750)

        Basic net loss per share         As Reported     $   (.17)     $   (2.16)    $  (0.26)
                                         Pro forma       $   (.36)     $   (2.39)    $  (0.42)

        Diluted net loss per share       As Reported     $   (.17)     $   (2.16)    $  (0.26)
                                         Pro forma       $   (.36)     $   (2.39)    $  (0.42)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1999, 1998 and 1997:

                                                              1999            1998          1997
                                                             -------        -------      --------
      Risk free interest rate                                 5.6%            5.1%          6.1%
      Dividend yield                                           0%              0%            0%
      Volatility                                               80%            80%           60%
      Expected life                                          3 years        3 years       3 years
      Weighted average fair value of options granted          $1.22          $2.69         $4.99

     Option activity under all of the Company's option plans is as follows:

                                                                              Options Outstanding
                                                                        ------------------------------
                                                                                          Weighted
                                                       Options           Number of        Average
                                                      Available           Shares       Exercise Price
                                                     -----------        -----------   ----------------
                   Balance at December 31, 1996         744,040            765,528         $ 5.48
                     Authorized                         850,000              --                --
                     Granted                         (1,194,215)         1,194,215          11.71
                     Exercised                             --              (69,424)          2.28
                     Repurchased                         89,480              --              0.90
                     Canceled                           555,268           (555,268)         13.20
                                                     -----------        -----------     ---------
                   Balance at December 31, 1997       1,044,573          1,335,051         $ 8.01
                     Authorized                            --                --                --
                     Granted                         (1,112,700)         1,112,700           4.84
                     Exercised                             --              (27,257)          1.42
                     Repurchased                          7,033               --             1.23
                     Canceled                           381,445           (381,445)          7.59
                                                     -----------        -----------     ---------
                   Balance at December 31, 1998         320,351          2,039,049         $ 6.45
                     Authorized                         250,000              --                --
                     Granted                         (1,534,450)         1,534,450           2.20
                     Exercised                             --              (62,990)          0.88
                     Repurchased                         56,378              --                --
                     Canceled                         1,093,029         (1,093,029)          6.68
                                                     -----------        -----------     ---------
                   Balance at December 31, 1999         185,308          2,417,480         $ 3.79
                                                     ===========        ===========     =========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at December 31, 1999.

                                      Options Outstanding                                     Options Exercisable
                            --------------------------------------                  -----------------------------------
                                  Number              Weighted          Weighted          Number
                               Outstanding            Average           Average      Exercisable at        Weighted
                             at December 31,         Remaining         Exercise       December 31,          Average
      Exercise Prices             1999           Contractual Life        Price            1999          Exercise Price
     -----------------      -----------------   ------------------    -----------   ----------------   ----------------
  From $  0.25 to $  2.00        699,919               8.82             $ 1.33           275,891           $ 1.39
  From $  2.22 to $  4.00        893,700               9.65               2.78           103,746             2.66
  From $  4.75 to $  6.88        636,716               8.02               5.86           362,340             5.82
  From $  7.25 to $ 10.00        137,539               7.22               8.11           106,869             7.85
  From $ 18.00 to $ 18.75         49,606               7.40              18.13            33,467            18.15
                               ---------               ----             ------           -------           ------
  From $  0.25 to $ 18.75      2,417,480               8.79             $ 3.79           882,313           $ 3.74
                               =========               ====             ======           =======           ======

1996 Employee Stock Purchase Plan

     In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), and the Company's shareholders approved the Purchase Plan in June 1996. The Company has reserved 650,000 shares of Common Stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's Common Stock on the first or the last day of each offering period. As of December 31, 1999, 324,983 shares had been issued.

     On November 1, 1999, the Company signed an agreement with a public relations firm, whereby the firm provided certain public relations services for the Company. The Company agreed to compensate the firm for services rendered at a monthly rate of $5,000 per month and as further compensation the Company issued warrants to purchase up to 125,000 shares of the Company's common stock. Warrants for 25,000 shares vested immediately and have an exercise price of

$3.00 per share. The remaining warrants for up to 100,000 shares were scheduled to vest in November 2003 with an exercise price of $10.00 per share unless certain target stock prices were achieved. If target stock prices were achieved, the exercise price of the warrants would be adjusted and vesting accelerated. The public relations firm achieved a majority of its performance criteria during the fourth quarter of 1999. As a result, the warrants were valued using the Black-Scholes valuation model at the dates when the performance criteria were met. The Company recorded $337,000 to general and administrative expense in 1999 related to the warrants. As of December 31, 1999, warrants for 75,000 of the 100,000 shares had vested and the exercise prices were reduced to a weighted average of $4.50 per vested share. These warrants expire in November 2002.

8.       Income Taxes

     The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. The Company incurred net operating losses in 1999, 1998 and 1997 and consequently paid no federal or state taxes based on income. The Company did pay foreign withholding taxes during those periods.

     The provision for income taxes consisted of the following components (in thousands):

                                                    December 31,
                                               ----------------------
                                                1999    1998    1997
                                               ------  ------  ------
            Current:
              Federal                            $--     $--     $--
              State                               --      --      --
              Foreign withholding                 54      18      40
                                               ------  ------  ------
            Total current                         54      18      40
            Deferred:
              Federal                             --      --      --
              State                               --      --      --
                                               ------  ------  ------
            Total deferred                        --      --      --
            Total provision for income taxes     $54     $18     $40
                                               ======  ======  ======

     The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

                                                                           December 31,
                                                           ------------------------------------------
                                                              1999             1998            1997
                                                           ---------       -----------      ---------
           Benefit computed at federal statutory rate       $ (218)          $(5,134)        $ (805)
           State income taxes, net of federal benefit           --                --             --
           Change in valuation allowance                       218             5,134            805
           Other                                                54                18             40
                                                           ---------       -----------      ---------
           Provisions for income taxes                      $   54           $    18         $   40
                                                           ---------       -----------      ---------

           Effective tax rate                                   --                --             --

     The components of the net deferred tax asset were as follows (in thousands):

                                                     December 31,
                                         -------------------------------------
                                           1999          1998          1997
                                         ---------     ---------     ---------
  Deferred tax asset:
    Net operating loss carryforwards     $ 12,246      $ 12,782      $  7,954
    Tax credit carryforwards                2,408         2,259         1,556
                                         ---------     ---------     ---------
    Other                                     731           126           523
                                           15,385        15,167        10,033
  Valuation allowance                     (15,385)      (15,167)      (10,033)
                                         ---------     ---------     ---------
  Net deferred tax asset                 $     --      $     --      $     --
                                         =========     =========     =========

     At December 31, 1999, the Company had federal and state net operating loss carryforwards of $33.6 million and $8.4 million, respectively, and tax credit carryforwards of $2.4 million, expiring on various dates through 2019. Due to the Company's history of operating losses through 1995, and in 1997, 1998 and 1999 and other factors, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $15.4 million has been recorded against the Company's net deferred tax assets of approximately $15.4 million. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results.

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

     The acquisition of Versant Europe resulted in the Company recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a five-year period. The Company also acquired approximately $1.4 million of prepaid sublicense credits which are being amortized and included in cost of license revenue in conjunction with associated license revenue transactions realized by Versant Europe (fully amortized at December 31, 1998). In the fourth quarter of 1998, the Company determined that the value of its intangible asset had been impaired due to weaker than anticipated operating results in Europe. Therefore, the Company recorded a "write-down of asset" charge of $1,555,000 during 1998. This charge represented the shortfall between projected future cash flows for Europe (as discounted) and the net book value of the intangible asset. As of December 31, 1998, the Company also changed its estimate of the future life of the acquired intangible asset from seven to five years.

     The table below presents the unaudited pro forma results (in thousands, except per share data) for the year ended December 31, 1997.

                                                                     1997
                                                                   --------

          Total revenue                                           $ 29,579
          Net loss                                                  (2,457)
          Pro forma basic and diluted net loss per share            ($0.27)
          Shares used in computing pro forma loss per share          9,088

10.      Acquisition of Soft Mountain

     On September 15, 1998, the Company acquired 100% of the outstanding equity (the "Acquisition") of Soft Mountain S.A. ("Soft Mountain"), a French company. Soft Mountain develops event-driven middleware software solutions that combine object orientation and deterministic event processing in a distributed business system.

     The Acquisition was effected pursuant to a Share Purchase Agreement, dated July 30, 1998 (the "Agreement"), by and between Versant and the shareholders of Soft Mountain.

     Pursuant to the terms of the Agreement, the Company acquired the equity of Soft Mountain in return for approximately $136,000 in cash and 245,586 shares of Versant Common Stock, valued at $2.625 and incurred approximately $300,000 in acquisition expenses. The cash portion of the purchase price was funded by working capital.

     The acquisition of Soft Mountain was accounted for using the purchase method and resulted in the Company recording an intangible asset representing the cost in excess of fair market value of the net assets acquired (goodwill) in the amount of $1.2 million, which is being amortized over a five year period. The Company wrote off approximately $528,000 of in-process research and development (IPR&D) costs associated with the purchased software, as the software had not yet reached technological feasibility and had no alternative future use. The amount allocated to IPR&D was estimated based upon the stage of completion of the project, the costs to complete the project, the expected future cash flow, the life cycle of the product ultimately developed and the associated risks. If the product is not successfully developed the revenue and profitability of the Company may be adversely affected in future periods. In November 1999, the Company issued an additional 30,000 shares of Common Stock, to the original shareholders of Soft Mountain in connection with the acquisition. This additional cost was added to the original goodwill amount and is amortized equally over the remaining goodwill period.

     The following table presents the unaudited pro forma results assuming that the Company had acquired Soft Mountain at the beginning of 1997. Net loss per share has been adjusted to exclude the write-off of acquired in-process research and development of $528,000 in the twelve month period ended December 31, 1998.

                                              Twelve Months      Twelve Months
                                              Ended 12/31/98     Ended 12/31/98
                                                (unaudited)        (unaudited)
                                             ----------------   ----------------

       Revenue                                    23,460            30,108
       Net Loss                                  (20,113)           (2,701)
       Basic and Diluted Loss Per Share          ($2.18)            ($0.29)

11.      Vertex Note Conversion and Equity Financing

     In July 1999, the Company converted $3,846,551 of principal and interest outstanding under a note payable to Vertex (an investor) into 902,946 shares of Series A Convertible Preferred Stock (Preferred Stock). The Company had an initial $846,000 of note discount associated with the Vertex convertible note requiring the Company to recognize the differential value between market and below market equity conversion feature as a discount. The discounted value has been amortized equally over the life of the note, as an interest expense in the statements of operations. Upon the early conversion of the Note, the balance of the unamortized discount was charged to interest expense during the third quarter of 1999. In addition, the Company issued 586,853 shares of Preferred Stock to a Vertex affiliate and other investors in consideration for $2,499,994. The holders of Series A Stock will generally vote with the holders of common stock provided that the Series A Stock is only entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A Stock is convertible. The holders of Series A Stock were also provided with certain voting protective provisions.

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

     The Preferred Stock has a liquidation preference initially equal to 150% of the full amount paid for such stock with the preference increasing by an additional 50% per year over each of the next two years, so long as the Preferred Stock is outstanding. The liquidation value of the Preferred Stock at December 31, 1999 is $9.5 million.

     The shares eligible for resale upon execution of the warrants and conversion of the Preferred Stock have been registered under the Securities Act of 1933, under two separate registration statements on Form S-3. Each investor also agreed not to purchase more than 100,000 additional shares in the Company without the Company's approval so long as such investor holds more than 5% of the Company's outstanding securities.

12.      Special Situations Warrant Exercise

     On December 30, 1998, the Company raised $1.4 million through the private placement of 700,000 shares of Common Stock plus Warrants to purchase an additional 350,000 shares of Common Stock. The funding was provided by funds affiliated with Special Situations Fund, a current stockholder in the Company. The Common Stock was sold at $2.00 per share and the warrants, which permit the purchase of an additional 350,000 shares at a price of $2.25, were sold for an additional $43,750. The Warrants were exercised on December 1, 1999 for a total purchase price of $787,500.

13.   Legal Proceedings

     The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, filed on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company's expected financial performance. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has moved to dismiss the allegations. The Plaintiff has filed a response to the Company's motion to dismiss and the Company has filed an opposition to Plaintiff's response. The motion to dismiss was submitted to the court for consideration on November 13, 1998 and the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition. Also see Note 6 with respect to the resolution of a matter with Soft Mountain.

                      VERSANT CORPORATION AND SUBSIDIARIES

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 Balance at       Additions
                                                  Beginning       Charged to                       Balance at
                                                   of Year          Income        Deductions      End of Year
                                                ------------     ------------   -------------   ---------------
                                                                        (in thousands)
    Allowance for doubtful accounts and
        customer returns:
        Year ended December 31, 1997                $ 603            208              145            $ 666
        Year ended December 31, 1998                $ 666            857             1,188           $ 335
        Year ended December 31, 1999                $ 335            155              76             $ 414

                                  EXHIBIT INDEX

                                             EXHIBIT INDEX

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

     3.05   --  Registrant's  Amended and Restated  Bylaws  adopted prior to the closing of registrant's initial public offering(2)

     3.06   --  Certificate  of Amendment  of Amended and  Restated  Articles of
                Versant Object Technology Corporation(7)

     3.07   --  Registrant's  Certificate of Determination  dated July 12, 1999, incorporated by reference to the Company's current report on Form 8-K (Exhibit 3.01) filed July 12, 1999.

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

     10.33  --  Special  Situations  Fund  Common  Stock  and  Warrant  Purchase
                Agreement Dated December 28, 1998(10)

     10.34  --  Special   Situations  Fund  Stock  Warrant  Dated  December  28,
                1998(10)

     10.35  --  Special  Situations  Fund  Registration  Rights  Agreement Dated
                December 28, 1998(10)

     10.36  --  Modification  to Loan & Security  Agreement  dated June 18, 1999 incorporated by reference to the Company's previous quarterly report on Form 10-Q filed August 2, 1999.

     10.37  --  Preferred Stock and Warrant Purchase  Agreement  entered into as of June 28, 1999 incorporated by reference to the Company's current report on Form 8-K (Exhibit 10.01) filed July 12, 1999.

     10.38  --  Form of Common Stock  Purchase  Warrant.  1999  incorporated  by reference to the Company's current report on Form 8-K (Exhibit 10.02) filed July 12, 1999.

     10.39  --  Debt  Cancellation  Agreement  between  the  Company  and Vertex
                Technology Fund, Inc incorporated by reference to the Company's current report on Form 8-K (Exhibit 10.03) filed July 12, 1999.

     10.40  --  Supplement to  Registration  Rights  Agreement among the Company and the parties listed on the Schedule of Investors attached thereto incorporated by reference to the Company's current report on Form 8-K (Exhibit 10.04) filed July 12, 1999.

     10.41  --  1996 Equity Incentive Plan, Amended as of January 19,2000 (11)

     10.42  --  Public Relations Firm Agreement Dated November 1,1999 (11)

     10.43  --  Bank Covenant Waiver Dated January 1, 2000 (11)

     10.44  --  Bank Financial Covenant Modifications Dated March 16, 2000 (11)

     21.01  --  Subsidiaries of the registrant(11)

     23.01  --  Consent   of   Arthur   Andersen   LLP,    Independent    Public
                Accountants(11)

     27.01  --  Financial Data Schedule(11)

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

     (10) Incorporated by reference to the registrant's Form 10-KSB for the quarter ended December 31, 1998, filed with the Securities and Exchange Commission on April 3, 1999.

     (11)      Filed herewith.

     * Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

     **        Management contract or compensatory plan.