Form 10-Q
period 2000-03-31
VERSANT CORP
filed 2000-05-12
CIK 865917

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28540

                               VERSANT CORPORATION

        (Exact name of Small Business Issuer as specified in its charter)

               California                                94-3079392
               ----------                                ----------

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

         The number of shares of common stock, no par value, outstanding as of April 28, 2000: 11,222,172
                                              ----------

           Transitional Small Business Disclosure Format (check one):
                                Yes       No X
                                   ----     ----

                               VERSANT CORPORATION
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2000

                                Table of Contents

Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                       Page No.

         Consolidated Balance Sheets -- March 31, 2000
           and December 31, 1999                                            3

         Consolidated Statements of Operations -- Three Months Ended
           March 31, 2000 and 1999                                          4

         Consolidated Statements of Cash Flows -- Three Months Ended
           March 31, 2000 and 1999                                          5

         Notes to Consolidated Financial Statements                         6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10

Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                             16

    Item 2.  Exhibits and Reports on Form 8K                               16

Signature                                                                  17

                      VERSANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                         March 31,           December 31,
                                                                           2000                   1999
                                                                      ---------------       ----------------
                                                                        (Unaudited)                *
       ASSETS

       Current assets:
             Cash and cash equivalents                                $        2,177        $         3,663
             Accounts receivable, net                                          8,906                  7,278
             Other current assets                                                436                    753
                                                                      --------------        ---------------
                     Total current assets                                     11,519                 11,694

             Property and equipment, gross                                    13,778                 13,639
                Accumulated depreciation                                      (8,649)                (8,161)
                                                                      --------------        ---------------
                    Property and equipment, net                                5,129                  5,478
             Other assets                                                        106                    190
             Excess of cost of investment over fair value of
                 net assets acquired                                           1,744                  1,879
                                                                      --------------        ---------------
                     Total assets                                     $       18,498        $        19,241
                                                                      ==============        ===============

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
             Short-term debt                                          $          165        $         1,400
             Current maturities of long-term debt                                841                  1,240
             Current portion of capital lease obligations                        165                    253
             Accounts payable                                                    916                    718
             Accrued liabilities                                               2,676                  3,405
             Deferred revenue                                                  3,176                  3,094
                                                                      --------------        ---------------
                     Total current liabilities                                 7,939                 10,110

       Long-term liabilities, net of current portion:
             Deferred revenue                                                    396                    416
             Capital lease obligations                                            88                    127
                                                                      --------------        ---------------
                     Total liabilities                                         8,423                 10,653

       Shareholders' equity:
             Preferred stock                                                   5,662                  5,662
             Common stock                                                     49,678                 48,528
             Accumulated deficit                                             (45,183)               (45,627)
             Cumulative other comprehensive income                               (82)                    25
                                                                      --------------        ---------------
                     Total shareholders' equity                               10,075                  8,588
                                                                      --------------        ---------------

                     Total liabilities and shareholders' equity       $       18,498        $        19,241
                                                                      ==============        ===============

       * Derived from audited financial statements



          The accompanying notes are an integral part of these consolidated balance sheets

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                 -----------------------------------
                                                                      2000                 1999
                                                                 ---------------     ---------------
               Revenue:
                    License                                      $         4,721     $        3,771
                    Services                                               1,783              2,479
                                                                 ---------------     --------------
                        Total revenue                                      6,504              6,250

               Cost of revenue:
                    License                                                  114                289
                    Services                                               1,059              1,162
                                                                 ---------------     --------------
                          Total cost of revenue                            1,173              1,451
                                                                 ---------------     --------------

               Gross profit                                                5,331              4,799

               Operating expenses:
                    Marketing and sales                                    2,103              3,038
                    Research and development                               1,674              2,006
                    General and administrative                               917                806
                    Amortization of goodwill                                 126                125
                                                                 ---------------     --------------
                          Total operating expenses                         4,820              5,975
                                                                 ---------------     --------------

               Income (loss) from operations                                 511             (1,176)

                    Other expense                                            (48)              (188)
                                                                 ---------------     --------------

               Income (loss) before taxes                                    463             (1,364)

                    Provision for taxes                                       19                  6

                                                                 ---------------     --------------
               Net income (loss)                                 $           444     $       (1,370)
                                                                 ===============     ==============

               Basic net income (loss) per share                 $          0.04     $        (0.14)
                                                                 ===============     ==============
               Diluted net income (loss) per share               $          0.03     $        (0.14)
                                                                 ===============     ==============

               Basic weighted average common shares                       10,860             10,136
               Diluted weighted average common shares                     15,564             10,136



  The accompanying notes are an integral part of these consolidated statements

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             --------------------------------
                                                                                   2000              1999
                                                                             --------------     -------------
        CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss)                                                  $          444     $      (1,370)
          Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization                                             623               581
              Provision for doubtful accounts                                            21               165
              Changes in current assets and liabilities:
                Accounts receivable                                                  (1,649)             (344)
                Other current assets                                                    317               604
                Other assets                                                             84                38
                Accounts payable                                                        198              (600)
                Accrued liabilities                                                    (729)             (785)
                Deferred revenue                                                         62               258
                                                                             --------------     -------------
                    Net cash used in operating activities                              (629)           (1,453)
                                                                             --------------     -------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale (purchases of) property and equipment                     (139)               43
                                                                             --------------     -------------
                Net cash provided (used) by investing activities                       (139)               43
                                                                             --------------     -------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          (Repurchase of) net proceeds from sale of common stock                      1,150               (30)
          Principal payments under capital lease obligations                           (127)             (110)
          Payments on short term debt and bank debt                                  (1,634)             (623)
                                                                             --------------     -------------
                Net cash used in financing activities                                  (611)             (763)
                                                                             --------------     -------------
        Effect of exchange rate changes on cash                                        (107)               78

                                                                             --------------     -------------
        NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,486)           (2,095)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              3,663             3,564
                                                                             --------------     -------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $        2,177     $       1,469
                                                                             ==============     =============



  The accompanying notes are an integral part of these consolidated statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Versant Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the SEC. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000, or any other future period.

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

To date, the Company has not achieved business volume sufficient to restore positive cash flow on a quarterly basis. The Company did generate a net profit of $444,000 for quarter ended March 31, 2000, but operated at a net loss of $1.7 million and $19.9 million for the years ended December 31, 1999 and 1998, respectively. Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations. If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls. No assurances can be given that such efforts will be successful, if required.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

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

     Net Income (Loss) Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share", effective December 15, 1997. This standard revises certain methodology for computing net income (loss) per share and requires the reporting of two net income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. The dilutive effect of stock options is computed using the treasury stock method. Common stock equivalents are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

The diluted net loss per share for the quarter ended March 31, 1999 was the same as basic net loss per share due to losses in this quarter thus the inclusion of potential common shares would have been antidilutive. The number of weighted average potential common shares not included in the diluted net loss per share calculation for the quarter ended March 31, 1999, was 97,653, because they were antidilutive.

4.   COMPREHENSIVE INCOME (LOSS)

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity.

A summary of comprehensive income (loss) follows (in thousands):

                                                               Three Months Ended March 31,
                                                              -----------------------------
                                                                2000                  1999
                                                              ---------          ----------

Net Income (loss)                                             $    444           $  (1,370)
Foreign currency translation adjustment                           (107)                 78
                                                              ---------          ----------
Comprehensive income (loss)                                   $    337           $  (1,292)

5.   SEGMENT INFORMATION

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

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

                                                                     Three Months Ended March 31,
                                                                          2000              1999
                                                                      ---------        ----------
   Revenues from Unaffiliated Customers

     License                                                          $  4,721          $  3,771
     Support                                                             1,206             1,526
     Consulting & Training                                                 577               953
                                                                      ---------        ----------
        Total Revenue                                                    6,504             6,250

   Distribution Margin
     License                                                             4,607             3,482
     Support                                                               754             1,103
     Consulting & Training                                                 (30)              214
                                                                      ---------        ----------
        Total Distribution Margin                                        5,331             4,799

   Profit Reconciliation:
     Other Operating Expenses                                            4,820             5,975
     Other Expense                                                         (48)             (188)
                                                                      ---------        ----------
        Income (Loss) Before Provision for Income Taxes               $    463         $  (1,364)
                                                                      =========        ==========

The table below presents the Company's revenues by legal subsidiary (in thousands):

                                                                     Three Months Ended March 31,
                                                                          2000              1999
                                                                      --------          --------
   Total Revenues Attributable To:
     United States                                                     $ 3,760           $ 2,795
     Germany                                                               514             1,977
     France                                                                454               769
     United Kingdom                                                      1,543               452
     Australia/Asia Pacific                                                233               257
                                                                      --------          --------
        Total                                                          $ 6,504           $ 6,250
                                                                      ========          ========

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

7.   LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expires on September 30, 2000. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of March 31, 2000 zero borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (9.00%, at March 31, 2000 plus 2.0%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000. Certain of these covenants, which the Company was not in compliance with as of March 31, 2000 have been waived through such date.

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998. Borrowings under the loan are secured by all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate (9.00%, at March 31, 2000 plus 2.5%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000. Certain of these covenants, which the Company was not in compliance with as of March 31, 2000 have been waived through such date.

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

9.   RELATED PARTY TRANSACTIONS

In March 2000, the Company entered into a license agreement with a customer having a member of their board of directors who is also a director of the Company. The Company recognized $1.7 million of license revenue or 26% of total revenue for the quarter ended March 31, 2000, related to this transaction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act which reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-QSB which contain such forward-looking statements and words such as "believe," "anticipate," "expect," "intend" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-QSB involve numerous risks and uncertainties which are described throughout this Form 10-QSB, including under "Revenues" and "Risk Factors" within this Item 2. Please refer to our December 31, 1999 10KSB on file with the Securities and Exchange Commission, especially the section labeled "Risk Factors," for additional disclosure information. The actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties.

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

     During the first quarter of 2000, the Company entered into two license agreements in excess of one million dollars each, and six license agreements, averaging between $100,000 to $250,000. The Company is placing increased emphasis on generating recurring revenue opportunities, as opposed to larger one time licenses, to improve our ability to forecast revenues and consequently manage expenses. *In addition, we seek to develop relationships with best-of-class value-added resellers in the telecommunications and financial services markets in order to strengthen our indirect sales activity.

     Our emphasis on electronic business or "e-business" infrastructure yielded benefits in the past quarter, as a substantial portion, approximately two million, of first quarter's 2000 revenue is attributable to this area. *We believe the rapid adoption of application servers for e-business applications has been demonstrated and represents a significant new growth market for Versant.

     Worldwide headcount as of March 31, 2000 was 110 compared to the March 31, 1999 total of 115. *In prior quarters we have taken significant actions to decrease our operating expenses, and we believe our operating expenses are now in line with our revenue mix and level.

RESULTS OF OPERATIONS

     The following table sets forth the percentages that each income statement item compares to total revenue for the three months ended March 31, 2000 and 1999.

                                                                        Three Months Ended
                                                                            March 31,
                                                                     -------------------------
                                                                        2000            1999
                                                                     ----------      ---------
                  Revenue:
                       License                                           72.6%          60.3%
                       Services                                          27.4%          39.7%
                                                                     ----------      ---------
                           Total revenue                                100.0%         100.0%
                                                                     ----------      ---------

                  Cost of revenue:
                       License                                            1.8%           4.6%
                       Services                                          16.2%          18.6%
                                                                     ----------      ---------
                             Total cost of revenue                       18.0%          23.2%
                                                                     ----------      ---------

                  Gross profit                                           82.0%          76.8%
                                                                     ----------      ---------

                  Operating expenses:
                       Marketing and sales                               32.3%          48.6%
                       Research and development                          25.8%          32.1%
                       General and administrative                        14.1%          12.9%
                       Amortization of goodwill                           1.9%           2.0%
                                                                     ----------      ---------
                             Total operating expenses                    74.1%          95.6%
                                                                     ----------      ---------

                  Income (loss) from operations                           7.9%         (18.8%)

                       Other expense                                      (.8%)         (3.0%)
                                                                     ----------      ---------

                  Income (loss) before taxes                              7.1%         (21.8%)

                       Provision for taxes                                0.3%           0.1%

                                                                     ----------      ---------
                  Net loss                                                6.8%         (21.9%)
                                                                     ==========      =========

REVENUE

     Total consolidated revenue increased 4.1% from $6.3 million in the first quarter of 1999 to $6.5 million in the first quarter of 2000. This increase in total revenue was due to an increase in license revenue mostly offset by a decrease in services revenue.

License revenue

     License revenue increased 25.2% from $3.8 million in the first quarter of 1999 to $4.7 million in the first quarter of 2000. This increase was primarily the result of additional new customer development and runtime licenses from the eBusiness sector. License revenue increased in the first quarter of 2000 to 72.6% of total sales compared to 60.3% in the first quarter of 1999.

Services revenue

     Services revenue decreased 28.1% from $2.5 million in the first quarter of 1999 to $1.8 million in the first quarter of 2000. The decrease was primarily due to reduced consulting opportunities, as well as a reduction in our charges for certain types of maintenance. Services revenue decreased to 27.4% of total revenue in the first quarter of 2000 compared to 39.7% of total revenue in the first quarter of 1999.

International sales

     International revenue decreased by 21% to $2.7 million in the first quarter of 2000 compared to $3.5 million in the first quarter of 1999. The decrease in international revenue during 2000 compared to 1999 resulted primarily from higher sales in the United States and lower sales in Europe, both in line with expectations. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless increased revenue is achieved. International revenue as a percentage of total revenue decreased from 55.3% in first quarter 1999 to 42.2% in first quarter 2000. *Even though the current quarter international revenues decreased compared to prior years comparable quarter, we still expect international revenue to remain a significant percentage of total revenue.

COST OF REVENUE AND GROSS PROFIT

     Total cost of revenue decreased to $1.2 million in the first quarter of 2000 from $1.5 million in the first quarter of 1999. This decrease was due to reduced license and services cost of sales. Total cost of revenue as a percentage of total revenues decreased to 18.0% in the first quarter of 2000 from 23.2% in the first quarter of 1999.

     Cost of license revenue consists primarily of adjustments to bad debt reserves, product royalty obligations incurred by us when we sublicense tools provided by third parties, royalty obligations incurred by us under porting services agreements, user manuals, product media, product packaging and secondarily of production labor costs and freight. Cost of license revenue decreased to $114,000 in the first quarter of 2000 compared to $289,000 in the first quarter of 1999. This decrease was the result of the cost reductions in all areas mentioned above but primarily due to reduced adjustments for bad debts and secondarily due to reduced product royalties, tapes, manuals and freight costs. As a result of these decreased costs, cost of license revenue as a percentage of license revenues decreased to 2.4% in the first quarter of 2000 from 7.7% in the first quarter of 1999.

     Cost of services revenue consists principally of personnel costs associated with providing consulting, training and technical support work paid for by customers. The decrease in cost of services revenue to $1.1 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999, was attributable to reduced consulting headcount. Cost of services revenue as a percentage of services revenue increased to 59.4% in first quarter of 2000 compared to 46.9% in first quarter of 1999, due to lower services revenue. *We expect to increase our cost of service revenue in 2000 compared to 1999, both in absolute dollars as well as a percentage of revenues, through headcount and supporting expense increases. These increases are necessary to support our projected increases in services revenues and to support our increasing efforts in the consulting business, which we intend to expand in 2000. *We believe that the increases in our e-business initiatives have given rise to substantial increased opportunities to support our customer base more effectively by offering additional consulting services, thereby reducing the need for our customers to find and train additional personnel to implement new e-business applications.

MARKETING AND SALES EXPENSES

     Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings. The decrease in the first quarter of 2000 to $2.1 million from $3.0 million in the first quarter of 1999 was primarily the result of reduced headcount and reduced commission expense and secondarily due to our decision to utilize the marketing program monies more efficiently by reducing duplicate efforts and programs worldwide. The focus is on worldwide programs versus regional programs, hence promoting a consistent message to our current and potential customer base. Better utilizing the internet to deliver our message will be the goal in 2000. *We expect marketing and sales expenses to increase, compared to the current quarter, in absolute dollar terms and as a percent of total sales, due to selective headcount additions and increased efforts to market our products to new (e-business) and existing (telco and financial services) business markets. *However, if we increase our marketing and sales expenditures without corresponding increases in revenue, our results of operations would be adversely affected. As a percentage of total revenues marketing and sales expenses decreased to 32.3% in the first quarter of 2000 from 48.6% in the first quarter of 1999. This significant decrease in the first quarter of 2000 was primarily the result of reduced expenses.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel and supplies. The decrease to $1.7 million in the first quarter of 2000 from $2.0 million in the first quarter of 1999 primarily resulted from reduced compensation and other personnel expenses, due to selective replacement of manpower turnover, and decreases in Soft Mountain headcount and secondarily due to reduced operating expenses associated with both the domestic and European (Soft Mountain) engineering activity. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. *Due to our e-business efforts as well as ongoing improvements in our ODBMS products we expect research and development expenses to increase slightly in 2000, compared to the current quarter results, in absolute dollars, but decline as a percentage of revenues. *Our objective is to improve our R&D to revenue dollar productivity and better match R&D spending with revenue increases. *However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected. To date, all research and development expenditures have been expensed as incurred. As a percent of total revenues, research and development costs were 25.8% in the first quarter of 2000 down from 32.1% in the first quarter of 1999. The decrease as a percentage of revenues was primarily due to lower expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. The increase in the first quarter of 2000 to $917,000 from $806,000 in the first quarter of 1999 was primarily attributable to increased Nasdaq re-listing fees (from SmallCap to the National Market), increased compensation expenses and secondarily to increased legal fees associated with regulatory filings. *We anticipate that general and administrative expenses will increase in absolute dollar terms but decrease as a percentage of revenues in 2000 compared to 1999 levels. This anticipated increase is due to the need to rebuild part of the administrative staff that was reduced in 1999. *However, if we increase our existing administration infrastructure without corresponding increases in revenue, our results of operations would be adversely affected. As a percentage of total revenues general and administrative costs increased in the first quarter of 2000 to 14.1% from 12.9% in the first quarter of 1999. The increase as a percentage of revenues was due to higher expenses.

AMORTIZATION OF GOODWILL

     The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. Additionally in 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years. During quarters ended March 31, 2000 and 1999, we amortized $47,100 and $63,800 respectively. *We will amortize approximately $188,000 of this remaining goodwill amount in 2000. See note 9 of notes to our consolidated financial statements in our December 31, 1999 10KSB on file with the SEC.

     The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. In November 1999, the Company issued an additional 30,000 shares of common stock, to the original shareholders of Soft Mountain in connection with the acquisition. This additional cost was added to the original goodwill amount and is amortized equally over the remaining goodwill period. The addition to goodwill was valued at $149,000 and will be amortized at a rate of approximately $9,900 per quarter. During quarters ended March 31, 2000 and 1999, we amortized $71,300 and $61,400 respectively. *We will amortize approximately $285,000 of this amount in 2000. See note 10 of notes to our consolidated financial statements in our December 31, 1999 10KSB on file with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $1.5 million from $3.7 million at December 31, 1999 to $2.2 million at March 31, 2000. This decrease was primarily due to the $1.4 million paydown of our short term revolving credit line.

     For the first quarter ended March 31, 2000, our operating activities used $629,000 of cash and cash equivalents primarily as a result of funding the increases in our accounts receivables and decreases in accrued liabilities. These uses of cash were offset in part by depreciation and amortization costs, net income for the quarter, decreases in prepaid and other assets, increases in accounts payables and deferred revenues. Investing activities used $139,000 for the purchase of capital equipment needed for operational activities. Financing activities used net cash of $611,000 due to the pay down of our revolving line of credit and regular principal payments on our bank and lease financing arrangements, offset in significant part by the sale of common stock through the Company's employee stock purchase and stock incentive plans.

     Total assets decreased by 3.9% from $19.2 million at December 31, 1999 to $18.5 million at March 31, 2000. The decrease in total assets was primarily due to the reduction in cash, other current and long term assets and net property and equipment balances as depreciation expense far exceeded the additional assets added in the first quarter of 2000. These decreases were offset by the significant increase in accounts receivables.

     Total liabilities decreased 20.9% from $10.7 million at December 31, 1999 to $8.4 million at March 31, 2000. This decrease was primarily due to the pay down of our short term revolving line of credit, reduction of accrued liabilities, and secondarily to the reduced bank and lease debt partially offset by increases in accounts payables and net deferred revenue.

     Total shareholders' equity increased 17.3% from $8.6 million at December 31, 1999 to $10.1 million at March 31, 2000. This increase primarily results from the sale of common stock to our employees and the positive quarterly net income offset partially by the increase in the cumulative foreign exchange translation adjustment for the quarter.

     At March 31, 2000, we had $2.2 million in cash and cash equivalents and positive working capital of approximately $3.6 million. We maintain a revolving credit line with a bank that expires on September 30, 2000. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of March 31, 2000 zero borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (9.00%, at March 31, 2000 plus 2.0%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 we negotiated new covenants for the year ending December 31, 2000, based on our forecasted performance in 2000. Certain of these covenants, which the Company was not in compliance with as of March 31, 2000 have been waived through such date.

     On March 19, 1998, we converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998. Borrowings under the loan are secured by all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate (9.00%, at March 31, 2000 plus 2.5%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 we negotiated new covenants for the year ending December 31, 2000, based on the our forecasted performance in 2000. Certain of these covenants, which the Company was not in compliance with as of March 31, 2000 have been waived through such date.

     *We believe that our current cash, cash equivalents, lines of credit, and the net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2000. At March 31, 2000, our commitments for capital expenditures were not material. *If cash available to us is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities would result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies.

     To date, we have not achieved business volume sufficient to restore a positive cash flow. Even though we generated a profit in the quarter ending March 31, 2000, we operated at a net loss of $1.7 million and $19.9 million for the years ended December 31, 1999 and 1998. We believe our available cash and credit facilities should be sufficient to fund our operations, however there can be no assurance of this and we are dependent upon future events, including our ability to obtain additional debt or equity financing, if financial results fall short of our goals. Additional debt or equity financing, may be required, and may not be available to us on commercially reasonable terms, or at all. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities.

     The actual cash resources required to successfully implement our business plan in year 2000 will depend upon numerous factors.

RISK FACTORS

     This Form 10-QSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, and those set forth in our Form 10-KSB for the year ended December 31, 1999 that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

RISKS RELATED TO OUR BUSINESS

     WE HAVE LIMITED WORKING CAPITAL. At March 31, 2000, we had $3.6 million of working capital. To date we have not achieved positive cash flow on a sustained basis. As our revenue is unpredictable, and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to substantially reduce operations or to raise additional funds through debt or equity financings. Additionally, as of March 31, 2000, we had $841,000 of bank term debt financing outstanding, of which $71,000 a month is due and payable. From time to time we have been in violation of covenants of such bank debt. We will need to generate sufficient earnings to repay such debt when due, or raise additional funds through debt or equity financings. There can be no assurance any equity or debt funding would be available to us on favorable terms, if at all. The sale of additional equity or convertible debt securities would result in dilution to our shareholders.

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

     STOCK OWNERSHIP HAS BECOME MORE CONCENTRATED AND SUBJECT TO DILUTION. As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated. Based on Vertex's filings with the SEC and assuming, as of March 31, 2000, 15,686,804 shares outstanding (assuming conversion of all outstanding preferred stock and exercise of all warrants outstanding), Vertex and its affiliates would own approximately 25.5% of our common stock if it converted all of its Preferred Stock and exercised all of its warrants. The Company has registered 5,839,091 shares issuable upon conversion/exercise of the outstanding preferred stock and warrants. The issuance of such shares could result in the dilution of other shareholders, and the sale of such shares could depress the market price of our stock.

RISKS RELATED TO OUR INDUSTRY

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

     Please refer to our December 31, 1999 10KSB, on file with the SEC, section labeled "Risk Factors" for a complete description of the risk factors facing our company.

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

27.01            Data Schedule
                 Financial
(b)              None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VERSANT CORPORATION

Date: May 12, 2000             /s/ Gary Rhea
      ------------             -----------------------------
                               Gary Rhea
                               Vice President Finance and Administration.
                               Chief Financial Officer, Treasurer and Secretary
                               (Duly Authorized Officer and Principal
                               Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT     EXHIBIT TITLE
NUMBER

    27.01  --     Financial Data Schedule