Form 10QSB
period 2000-06-30
VERSANT CORP
filed 2000-08-14
CIK 865917

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                   Yes  X   No
                                       ----    ----

         The number of shares of common stock, no par value, outstanding as of July 31, 2000: 11,413,249

           Transitional Small Business Disclosure Format (check one):
                                    Yes      No  X
                                       -----   -----

                               VERSANT CORPORATION
                                   FORM 10-QSB
                      Quarterly Period Ended June 30, 2000

                                Table of Contents

Part I.  Financial Information

   Item 1.  Financial Statements                                        Page No.

       Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999   3

       Consolidated Statements of Operations -- Three and Six Months
       Ended June 30, 2000 and 1999                                         4

       Consolidated Statements of Cash Flows -- Six Months Ended June 30,
         2000 and 1999                                                      5

       Notes to Consolidated Financial Statements                           6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                        11

Part II.  Other Information

    Item 1.  Legal Proceedings                                             18

    Item 2.  Changes in Securities and Use of Proceeds                     18

    Item 3.  Defaults Upon Senior Securities                               18

    Item 4.  Submission of Matters to a Vote of Security Holders           18

    Item 5.  Other Information                                             19

    Item 6.  Exhibits and Reports on Form 8K                               19

Signature                                                                  20

                    VERSANT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                         June 30,            December 31,
                                                                           2000                   1999
                                                                      ---------------       ----------------
                                                                        (Unaudited)                *
       ASSETS
       Current assets:
             Cash and cash equivalents                                    $    2,355            $     3,663
             Accounts receivable, net                                          9,270                  7,278
             Other current assets                                                588                    753
                                                                      ---------------       ----------------
                     Total current assets                                     12,213                 11,694

             Property and equipment, gross                                    14,010                 13,639
                Accumulated depreciation                                      (9,140)                (8,161)
                                                                      ---------------       ----------------
                    Property and equipment, net                                4,870                  5,478
             Other assets                                                         59                    190
             Excess of cost of investment over fair value of
                 net assets acquired                                           1,636                  1,879
                                                                      ---------------       ----------------
                     Total assets                                         $   18,778            $    19,241
                                                                      ===============       ================

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
             Short-term debt                                              $      144            $     1,400
             Current maturities of long-term debt                                631                  1,240
             Current portion of capital lease obligations                         80                    253
             Accounts payable                                                    614                    718
             Accrued liabilities                                               2,876                  3,405
             Deferred revenue                                                  3,225                  3,094
                                                                      ---------------       ----------------
                     Total current liabilities                                 7,570                 10,110

       Long-term liabilities, net of current portion:

             Deferred revenue                                                    314                    416
             Capital lease obligations                                            73                    127
                                                                      ---------------       ----------------
                     Total liabilities                                         7,957                 10,653

       Shareholders' equity:
             Preferred stock                                                   5,662                  5,662
             Common stock                                                     49,642                 48,528
             Accumulated deficit                                             (44,482)               (45,627)
             Cumulative other comprehensive income                                (1)                    25
                                                                      ---------------       ----------------
                     Total shareholders' equity                               10,821                  8,588
                                                                      ---------------       ----------------

                     Total liabilities and shareholders' equity           $   18,778            $    19,241
                                                                      ===============       ================

       * Derived from audited financial statements

 The accompanying notes are an integral part of these consolidated balance sheets

                                       VERSANT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                ----------------------------  ------------------------------
                                                    2000           1999           2000             1999
                                                -------------  -------------  --------------   --------------
     Revenue:
          License                                   $  4,386       $  4,867        $  9,107        $  8,638
          Services                                     2,419          2,145           4,202           4,624
                                                -------------  -------------  --------------   -------------
              Total revenue                            6,805          7,012          13,309          13,262
                                                -------------  -------------  --------------   --------------

     Cost of revenue:
          License                                         94            177             208             466
          Services                                     1,031          1,136           2,090           2,298
                                                -------------  -------------  --------------   -------------
                Total cost of revenue                  1,125          1,313           2,298           2,764
                                                -------------  -------------  --------------   --------------

     Gross profit                                      5,680          5,699          11,011          10,498
                                                -------------  -------------  --------------   -------------

     Operating expenses:
          Marketing and sales                          2,372          2,518           4,475           5,556
          Research and development                     1,419          1,710           3,093           3,716
          General and administrative                     930            853           1,847           1,659
          Amortization of goodwill                       125            106             251             231
                                                -------------  -------------  --------------   -------------
                Total operating expenses               4,846          5,187           9,666          11,162
                                                -------------  -------------  --------------   -------------

     Income (loss) from operations                       834            512           1,345           (664)

          Other expense, net                           (120)          (201)           (168)           (389)
                                                -------------  -------------  --------------   -------------

     Income (loss) before provision for
     taxes                                               714            311           1,177         (1,053)

          Provision for taxes                             14              3              33               9

                                                -------------  -------------  --------------   -------------
     Net income (loss)                          $        700   $        308   $        1,144   $      (1,062)
                                                =============  =============  ==============   =============

     Basic net income (loss) per share          $       0.06   $       0.03   $        0.10    $       (0.10)
                                                =============  =============  ==============   =============
     Diluted net income (loss) per share        $       0.05   $       0.03   $        0.07    $       (0.10)
                                                =============  =============  ==============   =============

     Basic weighted average common shares
     and common equivalent shares                     11,253         10,146          11,056          10,141
                                                =============  =============  ==============   =============
     Diluted weighted average common shares
     and common equivalent shares                     15,166         10,177          15,365          10,141
                                                =============  =============  ==============   =============

      The accompanying notes are an integral part of these statements.

                                       VERSANT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         JUNE 30,
                                                                             ----------------------------------
                                                                                  2000               1999
                                                                             ----------------   ---------------
        CASH FLOWS FROM OPERATING ACTIVITIES
          Net income(loss)                                                        $    1,144       $   (1,062)
          Adjustments to reconcile net income(loss) to net
          cash used in operating activities:
              Depreciation and amortization                                            1,222             1,074
              Accrued interest on Vertex note                                             -               141
              Provision for doubtful accounts                                            17               242
              Changes in operating assets and liabilities:
                Accounts receivable                                                  (2,009)           (2,215)
                Prepaid expenses and other current assets                               165               799
                Deposits and other assets                                               131               112
                Accounts payable                                                       (104)             (408)
                Accrued liabilities and taxes                                          (529)             (226)
                Deferred revenue                                                         29               418
                                                                             ----------------   ---------------
                    Net cash provided by(used) in operating activities                   66           (1,125)
                                                                             ----------------   ---------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment                                          (370)              (10)
                                                                             ----------------   ---------------
                Net cash used in investing activities                                  (370)              (10)
                                                                             ----------------   ---------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from sale of common stock                                      1,114              (20)
          Principal payments under capital lease obligations                           (227)             (266)
          Principal payments of short-term note and bank debt                        (1,865)           (1,316)
                                                                             ----------------   ---------------
                Net cash used in financing activities                                  (978)           (1,602)
                                                                             ----------------   ---------------

        Effect of exchange rate changes on cash                                         (26)               (4)
                                                                             ----------------   ---------------
        NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,308)           (2,741)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              3,663             3,564
                                                                             ----------------   ---------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   2,355        $      823
                                                                             ================   ===============

      The accompanying notes are an integral part of these statements.

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

2.   ORGANIZATION, OPERATIONS AND LIQUIDITY

Versant Corporation was incorporated in California in August 1988. References to the "Company" in these Notes to Consolidated Financial Statements refer to Versant Corporation and its subsidiaries. The Company operates in a single industry segment and is involved in the design, development, marketing, service and support of high performance data management software for object databases and middleware infrastructure technology.

The Company is subject to the risks associated with other companies in a comparable stage of development, as well as risks specific to the Company. These risks include, but are not limited to, limited working capital, ability to adequately finance ongoing operations, revenue levels are unpredictable, fluctuations in operating results, a lengthy sales cycle, customer concentration, dependence on international operations, securities litigation, stock price is volatile, stock ownership has become concentrated, competition, dependence on successful technology development, need to protect our intellectual property and dependence on key individuals.

To date, the Company has not achieved business volume sufficient to restore positive cash flow on a year to date basis, however the Company did achieve positive cash flow of $178,000 for the quarter ended June 30, 2000. The Company did generate net profits of $700,000 for the second quarter and $1.1 million for the six month period ended June 30, 2000, but operated at a net loss of $1.7 million and $19.9 million for the years ending December 31, 1999 and 1998, respectively. Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations. If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls. No assurances can be given that such efforts will be successful, if required.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

Revenue from perpetual software license agreements is recognized upon shipment of the software if there is no significant modification of the software, persuasive evidence of an arrangement exists, payments are due within the Company's normal payment terms and collection of the resulting receivable is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

     Earning (Loss) Per Share

The following table presents the calculation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                                      Three Months Ended       Six Months Ended
                                                                           June 30,                June 30,
                                                                     ---------------------    --------------------
                                                                       2000        1999        2000        1999
                                                                     --------     --------    --------    --------
Net income(loss)                                                     $    700     $    308    $  1,144    ($ 1,062)
Basic:
   Weighted average shares of common stock outstanding                 11,253       10,146      11,056      10,141
                                                                     ========     ========    ========    ========
   Basic earnings (loss) per share                                   $   0.06     $   0.03    $   0.10    $  (0.10)
                                                                     ========     ========    ========    ========
Net income (loss)                                                    $    700     $    308    $  1,144    $ (1,062)
Diluted:
   Shares used above                                                   11,253       10,146      11,056      10,141
   Weighted average common equivalent shares outstanding:
      Employee stock options                                              276           31         348          --
      Warrants                                                          1,010           --       1,157          --
      Preferred stock                                                   2,627           --       2,804          --
                                                                     --------     --------    --------    --------
         Weighted average common equivalent shares outstanding:        15,166       10,177      15,365      10,141
                                                                     ========     ========    ========    ========
         Diluted earnings (loss) per share                           $   0.05     $   0.03    $   0.07    $  (0.10)
                                                                     ========     ========    ========    ========


Diluted earnings per share was the same as basic earnings per share for the six months end June 30, 1999 since the effect of any potentially dilutive security is excluded, as they are anti-dilutive as a result of the Company's net loss. The total number of shares excluded from the diluted loss per share calculation relating to these securities was approximately 4,499,738 shares.

4.   COMPREHENSIVE INCOME (LOSS)

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity.

A summary of comprehensive income (loss) follows (in thousands):

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                  ------------------------      ------------------------
                                                    2000            1999          2000            1999
                                                  --------        --------      --------        --------
Net income(loss)                                  $    700        $    308      $  1,144         ($1,062)
Foreign currency translation adjustment                 82             (80)          (26)             (2)
                                                  --------        --------      --------        --------
Comprehensive income(loss)                        $    782        $    228      $  1,118         ($1,064)
                                                  ========        ========      ========        ========

5.   SEGMENT INFORMATION

In 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is organized geographically and by line of business. The Company has three major lines of business operating segments: license, support, and consulting/training. However, the Company also evaluates certain lines of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

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

The table below presents a summary of operating segments (in thousands):

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                      June 30,
                                                                 ----------------------         ---------------------
                                                                   2000          1999             2000         1999
                                                                 --------      --------         --------    ---------
   Revenues from Unaffiliated Customers
     License                                                     $  4,386      $  4,867         $  9,107    $   8,638
     Support                                                        1,498         1,335            2,704        2,861
     Consulting & Training                                            921           810            1,498        1,763
                                                                 --------      --------         --------    ---------
        Total Revenue                                            $  6,805      $  7,012         $ 13,309    $  13,262

   Distribution Margin

     License                                                     $  4,292      $  4,690         $  8,899    $   8,172
     Support                                                        1,131         1,007            1,885        2,110
     Consulting & Training                                            257             2              227          216
                                                                 --------      --------         --------    ---------
        Total Distribution Margin                                   5,680         5,699           11,011       10,498

   Profit Reconciliation:
     Other Operating Expenses                                       4,846         5,187            9,666       11,162
     Other Income (Expense)                                          (120)         (201)            (168)        (389)
                                                                 --------      --------         --------    ---------
        Income (Loss) Before Provision for Income Taxes          $    714      $    311         $  1,177    $ ( 1,053)
                                                                 ========      ========         ========    =========

The table below presents the Company's revenues by legal subsidiary (in thousands):

                                                    Three Months Ended         Six Months Ended June
                                                         June 30,                     June 30,
                                                   --------------------       ----------------------

                                                    2000          1999           2000          1999
                                                   -------      -------       --------      --------
   Total Revenues Attributable To:
     United States/Canada                          $ 4,523      $ 3,683        $ 8,282       $ 6,476
     Germany                                           774          714          1,288         2,691
     France                                            574        1,522          1,028         2,291
     United Kingdom                                    639          808          2,182         1,260
     Australia/Asia Pacific                            295          285            529           544
                                                   -------      -------       --------      --------
        Total                                      $ 6,805      $ 7,012       $ 13,309      $ 13,262
                                                   =======      =======       ========      ========

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB No. 101 to our financial statements no later than our fourth quarter of fiscal 2000. We currently are reviewing the impact of SAB No. 101 on our revenue recognition policy and the related impact on our consolidated financial statements. At this time, we do not believe SAB No. 101 will have a material impact on our financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or the results of our operations.

7.   LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expires on June 1, 2001. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of June 30, 2000 zero borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (9.50%, at June 30, 2000 plus 2.0%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000. Certain of these covenants, with which the Company was not in compliance as of June 30, 2000 have been waived through such date.

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

The loan bears interest at the bank's base lending rate (9.50%, at June 30, 2000 plus 2.5%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000. Certain of these covenants, with which the Company was not in compliance as of June 30, 2000, have been waived through such date.

8.   LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company's expected financial performance. On May 22, 2000, the Court granted defendants' motion to dismiss, permitting plaintiffs leave to amend. Plaintiffs filed an amended complaint on July 7, 2000. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and intends to move to dismiss the allegations. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act which reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-QSB which contain such forward-looking statements and words such as "believe," "anticipate," "expect," "intend" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-QSB involve numerous risks and uncertainties which are described throughout this Form 10-QSB, including under Footnote 2 to the financial statements and, "Revenues" and "Risk Factors" within this Item 2. Please also refer to our December 31, 1999 10KSB on file with the Securities and Exchange Commission, especially the section labeled "Risk Factors," for additional risks and uncertainties related to our business. The actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties.

We were incorporated in August 1988 and commenced commercial shipments of our principle products the Versant ODBMS and Versant Enterprise Container ("VEC"), in 1991 and 1999 respectively. Since that time, our revenues have been derived from:

     1) sales of development, deployment and project licenses for the Versant ODBMS and VEC

     2) sales of the peripheral products for the Versant ODBMS and VEC

     3) related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with the Versant ODBMS and VEC and

     4) the resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS and VEC

The Company is placing increased emphasis on generating recurring revenue opportunities, as opposed to larger one time licenses, to improve our ability to forecast revenues and manage expenses. During the second quarter of 2000, the Company entered into fifteen separate license agreements, between $100,000 and $500,000, five of which were in excess of $300,000. *In addition, we seek to develop relationships with best-of-class value-added resellers in the telecommunications and financial services markets in order to strengthen our indirect sales activity.

Our emphasis on electronic business or "e-business" infrastructure yielded benefits in the past quarter, as a substantial portion, approximately $2 million, of second quarter's 2000 revenue is attributable to this area. *We believe the rapid adoption of application servers for e-business applications has been demonstrated and represents a significant new growth market for Versant.

Worldwide headcount as of June 30, 2000 was 123 compared to the June 30, 1999 total of 117. *In prior quarters we have taken significant actions to decrease our operating expenses, and we believe our operating expenses are now in line with our revenue mix and level.

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items compare to total revenue for the three and six months ended June 30, 2000 and 1999:

                                               Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                           --------------------------     ---------------------------
                                                2000           1999            2000            1999
                                           ------------   -----------     ------------    -----------
     Revenue:
          License                                64.5%         69.4%            68.4%          65.1%
          Services                               35.5%         30.6%            31.6%          34.9%
                                           ------------   -----------     ------------    -----------
              Total revenue                     100.0%        100.0%           100.0%         100.0%

     Cost of revenue:
          License                                 1.4%          2.5%             1.6%           3.5%
          Services                               15.1%         16.2%            15.7%          17.3%
                                           ------------   -----------     ------------    -----------
                Total cost of revenue            16.5%         18.7%            17.3%          20.8%

     Gross profit                                83.5%         81.3%            82.7%          79.2%

     Operating expenses:
          Marketing and sales                    34.9%         35.9%            33.6%          41.9%
          Research and development               20.9%         24.4%            23.2%          28.0%
          General and administrative             13.6%         12.2%            13.9%          12.5%
         Amortization of goodwill                 1.8%          1.5%             1.9%           1.8%
                                           ------------   -----------     ------------    -----------
                Total operating expenses         71.2%         74.0%            72.6%          84.2%

     Income (loss) from operations               12.3%          7.3%            10.1%         (5.0%)

          Other expense, net                    (1.8%)        (2.9%)           (1.3%)         (2.9%)
                                           ------------   -----------     ------------    -----------

     Income (loss) before taxes                  10.5%          4.4%             8.8%         (7.9%)

          Provision for taxes                      .2%             -             0.2%           0.1%

                                           ------------   -----------     ------------    -----------
     Net income (loss)                           10.3%          4.4%             8.6%         (8.0%)
                                           ============   ===========     ============    ===========



REVENUE

Total consolidated revenue decreased 3.0% from $7.0 million in the second quarter of 1999 to $6.8 million in the second quarter of 2000. This decrease in total revenue was due to a decrease in license revenues. Total consolidated revenue increased .4% from $13.2 million for the six month period ending June 30, 1999 to $13.3 million for the corresponding period ending June 30, 2000. This increase in total revenue was due to an increase in license revenues, mostly offset by a decrease in service revenue.

License revenue

License revenue decreased 9.9% from $4.9 million in the second quarter of 1999 to $4.4 million in the second quarter of 2000. License revenue increased 5.4% to $9.1 million for the six month period ending June 30, 2000, from $8.6 million for the corresponding period in 1999. License revenue decreased in the second quarter of 2000 to 64.5% of total sales compared to 69.4% in the second quarter of 1999. License revenue increased for the six month period ending June 30, 2000 to 68.4% of total sales compared to 65.1% for the corresponding period in 1999. The decrease in second quarter license revenue was due to a decrease in license revenue in Europe and the increase in license revenue for the six month period was due to increased license revenues in the first quarter .

Services revenue

Services revenue increased 12.8% from $2.1 million in the second quarter of 1999 to $2.4 million in the second quarter of 2000. This increase was due to increased maintenance and consulting revenues. Services revenue decreased 9.1% to $4.2 million, for the six month period ending June 30, 2000, from $4.6 million in the corresponding period in 1999. This decrease was due to first quarter decreases in both maintenance and consulting revenue.

International revenue

International revenue decreased 31.6% to $2.3 million in the second quarter of 2000 compared to $3.3 million in the second quarter of 1999. International revenue decreased 26.0% to $5.0 million, for the six month period ending June 30, 2000, from $6.8 million in the corresponding period in 1999. The decrease in international revenue during 2000 compared to 1999 resulted primarily from lower sales in Europe. These decreases in international revenues for both periods, were primarily attributable to the shift from a limited number of high valued licenses to a greater number of transactions with lower initial value per license. This result is consistent with the Company's decision to place increased emphasis on generating recurring revenue opportunities, as opposed to larger one time licenses. However, there can be no assurances that the license revenues with lower initial value will result in greater revenue over time. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved. International revenue as a percentage of total revenue decreased for the second quarter 2000 to 34% from 48% in 1999 and to 38% for the six month period ending June 30, 2000 from 51% for the corresponding period in 1999. *Even though the current periods international revenues decreased compared to prior years comparable periods, we still expect international revenue to remain a significant percentage of total revenue.

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue decreased 14.3% to $1.1 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999. Total cost of revenue decreased 16.9% to $2.3 million for the six month period ending June 30, 2000, from $2.8 million in the corresponding period in 1999. This decrease was the result of reduced expenses for consulting services, reduced product royalty expense and reduced provision for bad debt exposure. Total cost of revenue as a percentage of total revenues decreased to 16.5% in the second quarter of 2000 and 17.3% for the six month period endedg June 30, 2000 from 18.7% and 20.8% respectively, in the corresponding periods in 1999.

Cost of license revenue

Cost of license revenue consists primarily of adjustments to bad debt reserves, product royalty obligations incurred by us when we sublicense tools provided by third parties, royalty obligations incurred by us under porting services agreements, user manuals, product media, product packaging and secondarily of production labor costs and freight. Cost of license revenue decreased 46.9% to $94,000 in the second quarter of 2000 compared to $177,000 in the second quarter of 1999. Cost of license revenue decreased 55.4% to $208,000 for the six month period ending June 30, 2000, from $466,000 for the corresponding period in 1999. This decrease was the result of reduced provisions for bad debt reserves, reduced product royalty expenses and reduced costs for tapes, manuals and freight. As a result of these decreased costs, cost of license revenue as a percentage of license revenues decreased to 2.1% for the second quarter 2000 and 2.3% for the six month period ending June 30, 2000 compared to 3.6% and 5.4%, respectively, for the corresponding periods in 1999.

Cost of services revenue

Cost of services revenue consists principally of personnel costs associated with providing consulting, training, technical support and technical support work paid for by customers. Cost of services revenue decreased 9.2% to $1.0 million in the second quarter of 2000 compared to $1.1 million in the second quarter of 1999. Cost of services revenue decreased 9.1% to $2.1 million for the six month period ending June 30, 2000, from $2.3 million for the corresponding period in 1999. These decreases were attributable to reduced outside professional services and reduced compensation costs, associated with employee turnover and compensation plan changes. Cost of services revenue as a percentage of services revenue decreased to 42.6% for the second quarter 2000 and remained flat at 49.7% for the six month period ending June 30, 2000 compared to 53.0% and 49.7% respectively, for the corresponding periods in 1999. *We expect to increase our cost of service revenue in the third and fourth quarter of 2000, both in absolute dollars as well as a percentage of service revenues, through selective headcount additions and supporting expense increases. These increases are necessary to support our projected increases in services revenues and to support our increasing efforts in the consulting business, which we intend to expand during the rest of 2000. *We believe that the increases in our e-business initiatives have given rise to substantial increased opportunities to support our customer base more effectively by offering additional consulting services, thereby reducing the need for our customers to find and train additional personnel to implement new e-business applications.

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings. Marketing and sales expenses decreased 5.8% to $2.4 million in the second quarter of 2000 compared to $2.5 million in the second quarter of 1999. Marketing and sales expenses decreased 19.5% to $4.5 million for the six month period ending June 30, 2000, from $5.6 million for the corresponding period in 1999. These decreases were attributable to reduced expenses associated with marketing programs, facility operations and employee recruiting. *We expect marketing and sales expenses to increase in the third and fourth quarter of 2000, compared to the current quarter, in absolute dollar terms and as a percent of total revenues, due to selective headcount additions and increased efforts to market our products to new "e-business" markets. *However, if we increase our marketing and sales expenditures without corresponding increases in revenue, our results of operations would be adversely affected. As a percentage of total revenues marketing and sales expenses decreased to 34.9% for the second quarter 2000 and 33.6% for the six month period ending June 30, 2000 compared to 35.9% and 41.9% respectively, for the corresponding periods in 1999. These decreases in both periods were the result of reduced expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel and supplies. Research and development expenses decreased 17.0% to $1.4 million in the second quarter of 2000 compared to $1.7 million in the second quarter of 1999 and decreased 16.8% to $3.1 million for the six month period ending June 30, 2000 compared to $3.7 million for the corresponding period in 1999. The decrease for both periods primarily resulted from reduced compensation and other personnel expenses, due to selective replacement of manpower turnover, and decreases in Soft Mountain headcount and engineering activity and secondarily due to reduced operating expenses associated with the domestic engineering activity. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. *Due to our e-business efforts as well as ongoing improvements in our ODBMS products we expect research and development expenses to increase in the third and fourth quarter of 2000, compared to the current quarter results, in absolute dollars and as a percentage of revenues. *However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations will be adversely affected. To date, all research and development expenditures have been expensed as incurred. As a percent of total revenues, research and development costs as a percentage of total revenues decreased to 20.9% for the second quarter 2000 and 23.2% for the six month period ending June 30, 2000 compared to 24.4% and 28.0% respectively, for the corresponding periods in 1999. The decrease as a percentage of revenues was primarily due to lower expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. General and administrative expenses increased 9.0% to $930,000 in the second quarter of 2000 compared to $853,000 in the second quarter of 1999 and increased 11.3% to $1.8 million for the six month period ending June 30, 2000, from $1.7 million for the corresponding period in 1999. These increases were primarily attributable to increased compensation expenses, increased Nasdaq re-listing fees (from SmallCap to National Market), and secondarily to increased fees associated with regulatory filings. *We anticipate that general and administrative expenses will increase in absolute dollar terms but decrease as a percentage of revenues in the third and fourth quarter of 2000, compared to the current quarter results. This anticipated increase is due to the need to rebuild part of the administrative staff that was reduced in 1999. *However, if we increase our existing administration infrastructure without corresponding increases in revenue, our results of operations will be adversely affected. As a percentage of total revenues general and administrative costs as a percentage of total revenues increased to 13.6% for the second quarter 2000 and 13.9% for the six month period ending June 30, 2000 compared to 12.2% and 12.5% respectively, for the corresponding periods in 1999. The increase as a percentage of revenues was due to higher expenses.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. Additionally in 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years. During quarters ended June 30, 2000 and 1999, we amortized $47,100 for each quarter and $94,200 for the six month period ending June 30, 2000 and 1999, respectively. *We will amortize approximately $94,200 of this remaining goodwill amount during the balance of 2000.

The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. In November 1999, the Company issued an additional 30,000 shares of common stock, to the original shareholders of Soft Mountain in connection with the acquisition. This additional cost was added to the original goodwill amount and is amortized equally over the remaining goodwill period. The addition to goodwill was valued at $149,000 and will be amortized at a rate of approximately $9,900 per quarter. During quarters ended June 30, 2000 and 1999, we amortized $71,100 and $61,200 respectively and for the six month period ending June 30, 2000 and 1999, we amortized $142,100 and $122,400, respectively. *We will amortize approximately $142,100 of this remaining goodwill amount during the balance of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.3 million from $3.7 million at December 31, 1999 to $2.4 million at June 30, 2000. This decrease was primarily due to the $1.4 million paydown of our short term revolving credit line.

For the six month period ending June 30, 2000, our operating activities generated $66,000 of cash and cash equivalents primarily as a result of positive net income, offset by increases in our accounts receivables and a net decrease in accrued liabilities and accounts payable. These uses of cash were offset in part by depreciation and amortization costs. Investing activities used $370,000 for the purchase of capital equipment needed for operational activities. Financing activities used net cash of $978,000 due to the pay down of our revolving line of credit and regular principal payments on our bank and lease financing arrangements, offset in significant part by the sale of common stock through the Company's employee stock purchase and stock incentive plans.

Total assets decreased by 2.4% from $19.2 million at December 31, 1999 to $18.8 million at June 30, 2000. The decrease in total assets was primarily due to the reduction in cash, other current and long term assets and net property and equipment balances as depreciation expense exceeded the additional assets added in the first half of 2000. These decreases were mostly offset by the significant increase in accounts receivables.

Total liabilities decreased 25.3% from $10.7 million at December 31, 1999 to $8.0 million at June 30, 2000. This decrease was primarily due to the pay down of our short term revolving line of credit, reduced bank and lease debt, reduction of accrued liabilities and reduced accounts payable, offset partially by increases in deferred revenue.

Total shareholders' equity increased 26% from $8.6 million at December 31, 1999 to $10.8 million at June 30, 2000. This increase primarily results from the sale of common stock to our employees and the positive first half net income.

At June 30, 2000, we had $2.4 million in cash and cash equivalents and positive working capital of approximately $4.6 million. We maintain a revolving credit line with a bank that expires on June 1, 2001. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of June 30, 2000 zero borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (9.50%, at June 30, 2000 plus 2.0%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 we negotiated new covenants for the year ending

December 31, 2000, based on our forecasted performance in 2000. Certain of these covenants, with which the Company was not in compliance as of June 30, 2000, have been waived through such date.

On March 19, 1998, we converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998. Borrowings under the loan are secured by all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate (9.50%, at June 30, 2000 plus 2.5%). The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 we negotiated new covenants for the year ending December 31, 2000, based on our forecasted performance in 2000. Certain of these covenants, with which the Company was not in compliance as of June 30, 2000, have been waived through such date.

*To date, we have not achieved business volume sufficient to restore a consistent positive cash flow. Although we generated a profit in the six months ended June 30, 2000, and generated positive cash flow for the quarter ending June 30, 2000, we operated at a net loss of $1.7 million and $19.9 million for the years ended December 31, 1999 and 1998. We believe that our current cash, cash equivalents, lines of credit, and the net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2000. At June 30, 2000, our commitments for capital expenditures were not material. *If cash available to us is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities would result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE LIMITED WORKING CAPITAL. At June 30, 2000, we had $4.6 million of working capital. To date we have not achieved positive cash flow on a sustained basis. As our revenue is unpredictable, and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to substantially reduce operations or to raise additional funds through debt or equity financings. There can be no assurance any equity or debt funding would be available to us on favorable terms, if at all. The sale of additional equity or convertible debt securities would result in dilution to our shareholders.

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

STOCK OWNERSHIP HAS BECOME MORE CONCENTRATED AND SUBJECT TO DILUTION. As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated. Based on Vertex's filings with the SEC and assuming, as of June 30, 2000, 15,858,380 shares outstanding (assuming conversion of all outstanding preferred stock and exercise of all warrants outstanding), Vertex and its affiliates would own approximately 25.3% of our common stock if it converted all of its Preferred Stock and exercised all of its warrants. The Company has registered 5,839,091 shares issuable upon conversion/exercise of the outstanding preferred stock and warrants. The issuance of such shares could result in the dilution of other shareholders, and the sale of such shares could depress the market price of our stock.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above mentioned court, by the lead Plaintiff named by the court. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company's expected financial performance. On May 22, 2000, the Court granted defendants' motion to dismiss, permitting plaintiffs leave to amend. Plaintiffs filed an amended complaint on July 7, 2000. The complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and intends to move to dismiss the allegations. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on June 22, 2000 the following matters were approved by the shareholders. Total Shares Outstanding were 12,535,915.

                                              Votes          Votes           Votes           Votes           Broker
                                               for          Against        Abstained       Withheld         Non-Vote
                                          --------------- -------------  --------------  --------------  --------------
1)    Election of Directors:
      David Banks                           11,561,421         -               -            130,576             -
      Nick Ordon                            11,562,071         -               -            129,926             -
      Bernhard Woebker                      11,558,235         -               -            133,762             -
      William Delevati                      11,556,921         -               -            135,076             -
      William Shellooe                      11,555,115         -               -            136,882             -

2)    Ratify and approve amendments to
      the Company's 1996 Equity
      Incentive Plan made by the Board
      of Directors to increase the
      number of shares of common stock
      reserved for issuance thereunder
      by an aggregate of 1,000,000
      shares.                                4,665,835      566,237         45,870             -            7,257,973

3)    Ratification of the appointment of
      Arthur Andersen LLP as the
      Company's independent auditors for
      2000.                                 11,645,371       29,501         17,125             -              843,918

ITEM  5.  OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8K

(a)

EXHIBIT NO.       EXHIBIT TITLE
----------        -------------
10.45             Modification to Loan & Security Agreement dated June 1, 2000
27.01             Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VERSANT CORPORATION

DATE: AUGUST 11, 2000              /S/ Lee McGrath
---------------------------        --------------------------------
                                   Lee McGrath

                                   Vice President Finance and Administration.
                                   Chief Financial Officer, Treasurer
                                    and Secretary
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT     EXHIBIT TITLE
NUMBER

    10.45  --     Modification to Loan & Security Agreement dated June 1, 2000

    27.01  --     Financial Data Schedule