Form 10-Q
period 2000-09-30
VERSANT CORP
filed 2000-11-13
CIK 865917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

           (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
               The number of shares of common stock, no par value,
                  outstanding as of October 30,2000: 11,835,043

           Transitional Small Business Disclosure Format (check one):
                                    Yes     No  X
                                       -----   -----

                               VERSANT CORPORATION

                                   FORM 10-QSB

                                Table of Contents

Part I.  Financial Information

    Item 1.  Financial Statements                                      Page No.

         Condensed Consolidated Balance Sheets --
             September 30, 2000 and December 31, 1999                       3

         Condensed Consolidated Statements of Operations --
             Three and Nine Months Ended September 30, 2000 and 1999        4

         Condensed Consolidated Statements of Cash Flows --
             Nine Months Ended September 30, 2000 and 1999                  5

         Notes to Condensed Consolidated Financial Statements               6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 11

Part II.  Other Information

    Item 1.  Legal Proceedings                                             18

    Item 5.  Other Information                                             18

    Item 6.  Exhibits and Reports on Form 8K                               18

Signature                                                                  19

                      VERSANT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2000           1999
                                                           --------      --------
                                                         (UNAUDITED)       *
ASSETS
Current assets:
      Cash and cash equivalents                            $  2,092      $  3,663
      Accounts receivable, net                               12,275         7,278
      Other current assets                                      728           753
                                                           --------      --------
                       Total current assets                  15,095        11,694

      Property and equipment                                 14,116        13,639
       Accumulated depreciation                              (9,611)       (8,161)
                                                           --------      --------
                    Property and equipment, net               4,505         5,478
      Other assets                                               36           190
      Excess of cost of investment over fair value of
          net assets acquired                                 1,514         1,879
                                                           --------      --------
              Total assets                                 $ 21,150      $ 19,241
                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Line of credit and short term debt                   $    118      $  1,400
      Current maturities of long-term debt                      420         1,240
      Current portion of capital lease obligations               62           253
      Accounts payable                                          487           718
      Accrued liabilities                                     3,818         3,405
      Deferred revenue                                        3,342         3,094
                                                           --------      --------
                     Total current liabilities                8,247        10,110

Long-term liabilities, net of current portion:

      Deferred revenue                                          234           416
      Capital lease obligations                                  57           127
                                                           --------      --------
                         Total liabilities                    8,538        10,653

Shareholders' equity:
      Preferred stock                                         5,662         5,662
      Common stock                                           50,972        48,528
      Accumulated deficit                                   (43,919)      (45,627)
      Cumulative other comprehensive income  (loss)            (103)           25
                                                           --------      --------
                    Total shareholders' equity               12,612         8,588
                                                           --------      --------

              Total liabilities and shareholders' equity   $ 21,150      $ 19,241
                                                           ========      ========

       * Derived from audited financial statements

The accompanying notes are an integral part of these consolidated balance sheets

                      VERSANT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                         --------------------    --------------------
                                          2000        1999        2000          1999
                                         --------    --------    --------    --------
Revenue:
     License                             $  5,785    $  4,511    $ 14,892    $ 13,149
     Services                               2,234       2,186       6,436       6,810
                                         --------    --------    --------    --------
         Total revenue                      8,019       6,697      21,328      19,959
                                         --------    --------    --------    --------

Cost of revenue:
     License                                  183         142         391         608
     Services                               1,591         960       3,681       3,258
                                         --------    --------    --------    --------
           Total cost of revenue            1,774       1,102       4,072       3,866
                                         --------    --------    --------    --------

Gross profit                                6,245       5,595      17,256      16,093
                                         --------    --------    --------    --------

Operating expenses:
     Marketing and sales                    3,099       1,951       7,574       7,507
     Research and development               1,491       1,775       4,584       5,491
     General and administrative               937         911       2,784       2,570
     Amortization of goodwill                 126         116         377         347
                                         --------    --------    --------    --------
           Total operating expenses         5,653       4,753      15,319      15,915
                                         --------    --------    --------    --------

Income from operations                        592         842       1,937         178

     Other expense, net                        (8)       (753)       (176)     (1,142)
                                         --------    --------    --------    --------

Income (loss) before provision for taxes      584          89       1,761        (964)

     Provision for taxes                       21          23          54          32

                                         --------    --------    --------    --------
Net income (loss)                        $    563    $     66    $  1,707    $   (996)
                                         ========    ========    ========    ========


Basic net income (loss) per share        $   0.05    $   0.01    $   0.15    $  (0.10)
                                         ========    ========    ========    ========
Diluted net income (loss) per share      $   0.04    $   0.00    $   0.11    $  (0.10)
                                         ========    ========    ========    ========

Basic weighted average common shares
and common equivalent shares               11,516      10,174      11,210      10,152
                                         ========    ========    ========    ========
Diluted weighted average common shares
and common equivalent shares               15,203      13,550      15,311      10,152
                                         ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

                      VERSANT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      ------------------
                                                                        2000       1999
                                                                        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                                    $ 1,707    $  (996)
  Adjustments to reconcile net income(loss) to net
  cash used in operating activities:
      Depreciation and amortization                                     1,815      1,792
      Write-Off of unamortized note discount                                         646
      Accrued interest on Vertex note                                    --          299
      Provision for doubtful accounts                                     104         85
      Changes in operating assets and liabilities:
        Accounts receivable                                            (5,101)    (1,691)
 Other current assets                                                      25        452
 other assets                                                             154        184
        Accounts payable                                                 (231)    (1,430)
        Accrued liabilities                                               413     (1,191)
        Deferred revenue                                                   66        (38)
                                                                      -------    -------
            Net cash used in operating activities                      (1,048)    (1,888)
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (477)       (28)
                                                                      -------    -------
        Net cash used in investing activities                            (477)       (28)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                2,444        136
  Net proceeds from sale of preferred stock                                        2,451
  Principal payments under capital lease obligations                     (260)      (418)
  Principal payments of short-term note and debt                       (2,102)      (750)
                                                                      -------    -------
        Net cash provided by financing activities                          82      1,419
                                                                      -------    -------
Effect of exchange rate changes on cash                                  (128)       (17)
                                                                      -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,571)      (514)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        3,663      3,564
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 2,092    $ 3,050
Non-cash financing activities:
     Conversion of convertible debt to convertible preferred  stock                3,847

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

2.   ORGANIZATION, OPERATIONS AND LIQUIDITY

Versant Corporation was incorporated in California in August 1988. References to the "Company" in these Notes to Condensed Consolidated Financial Statements refer to Versant Corporation and its subsidiaries. The Company operates in a single industry segment and is involved in the design, development, marketing, service and support of high-performance data management software for object databases and middleware infrastructure technology.

The Company is subject to the risks associated with other companies in a comparable stage of development, as well as risks specific to the Company. These risks include, but are not limited to, limited working capital, ability to adequately finance ongoing operations, unpredictability of revenue levels, fluctuations in operating results, a lengthy sales cycle, customer concentration, dependence on international operations, securities litigation, volatility of stock price, concentration of stock ownership, competition, dependence on successful technology development, need to protect our intellectual property and dependence on key individuals.

To date, the Company has not achieved business volume sufficient to restore positive cash flow on a year to date basis. The Company showed a negative cash flow of $263,000 for the quarter ended September 30, 2000. The Company did generate net profits of $563,000 for the third quarter and $1.7 million for the nine-month period ended September 30, 2000, but operated at a net loss of $1.7 million and $19.9 million for the years ended December 31, 1999 and 1998, respectively. Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations. If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls. No assurances can be given that such efforts will be successful, if required.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and consulting and training activities.

Revenue from perpetual software license agreements is recognized upon shipment of the software if there is no significant modification of the software, persuasive evidence of an arrangement exists, payments are due within the Company's payment terms and collection of the resulting receivable is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when a purchase order or signed term sheet/letter of intent is received and the services are performed.

Cost of license revenue consists principally of product royalty obligations, product packaging, freight, user manuals, product media, production labor costs and reserves for estimated bad debts.

Cost of services revenue consists principally of personnel costs associated with providing training, consulting, technical support and nonrecurring engineering work paid for by customers.

     Earning (Loss) Per Share

The following table presents the calculation of basic and diluted and pro forma basic and diluted income (loss) per share (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                  -------------------   -------------------
                                                                   2000        1999        2000        1999
                                                                  --------   --------   --------   --------
Net income(loss)                                                  $    563   $     66   $  1,707   ($   996)
Basic:
   Weighted average shares of common stock outstanding              11,516     10,174     11,210     10,152
                                                                  ========   ========   ========   ========
   Basic earnings (loss) per share                                $   0.05   $   0.01   $   0.15   $  (0.10)
                                                                  ========   ========   ========   ========

Net income (loss)                                                 $    563   $     66   $  1,707   ($   996)
Diluted:
   Shares used above                                                11,516     10,174     11,210     10,152
   Weighted average common equivalent shares outstanding:
      Employee stock options                                           277         51        324         --
      Warrants                                                         783        346      1,032         --
      Preferred stock                                                2,627      2,979      2,745         --
                                                                  --------   --------   --------   --------
         Weighted average common equivalent shares outstanding:     15,203     13,550     15,311     10,152
                                                                  ========   ========   ========   ========
          Diluted earnings (loss) per share                       $   0.04   $   0.00   $   0.11   $  (0.10)
                                                                  ========   ========   ========   ========

Diluted earnings per share was the same as basic earnings per share for the nine months ended September 30, 1999 since the effect of any potentially dilutive security is excluded, as they are anti-dilutive as a result of the Company's net loss. The total number of shares excluded from the diluted loss per share calculation relating to these securities was 4,499,738 shares.

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity.

A summary of comprehensive income (loss) follows (in thousands):

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                          ------------------    -------------------
                                           2000       1999       2000       1999
                                          -------    -------    -------    -------
Net income(loss)                          $   563    $    66    $ 1,707    ($  996)
Foreign currency translation adjustment      (103)       (15)      (128)       (17)
                                          -------    -------    -------    -------
Comprehensive income(loss)                $   460    $    51    $ 1,579    ($1,013)
                                          =======    =======    =======    =======

5.   SEGMENT INFORMATION

The Company is organized geographically and by line of business. The Company has three major lines of business operating segments: license, support, and consulting/training. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

The license line of the business is represented by the Object Database Management System (ODBMS), the Versant Enterprise Container (VEC) and peripheral products that include Versant Asynchronous Replication, Fault Tolerance Server and Versant XML toolkit. The ODBMS enables users to create, store, retrieve, and modify the various types of data stored in a computer system. VEC enables users to also store, retrieve and modify object data within an application server environment. The support line of business provides customers with a wide range of support services that include on-site support, telephone or Internet access to support personnel, as well as software upgrades. The consulting and training line of business provides customers with a wide range of consulting and training services to assist the customer in evaluating, installing and customizing the ODBMS or VEC and a dedicated practice to provide IBM WebSphere consulting services as part of a multi-year agreement with IBM Software Group where Versant serves as a sub-contractor to IBM.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                    ---------------------   ---------------------
                                                                       2000        1999        2000        1999
                                                                     --------    --------    --------    --------
Revenues from Unaffiliated Customers
  License                                                            $  5,785    $  4,511    $ 14,892    $ 13,149
  Support                                                               1,352       1,329       4,056       4,190
  Consulting & Training                                                   882         857       2,380       2,620
                                                                     --------    --------    --------    --------
     Total Revenue                                                   $  8,019    $  6,697    $ 21,328    $ 19,959

Distribution Margin
  License                                                            $  5,602    $  4,369    $ 14,501    $ 12,541
  Support                                                                 962         942       2,847       3,052
  Consulting & Training                                                  (319)        284         (92)        500
                                                                     --------    --------    --------    --------
     Total Distribution Margin                                          6,245       5,595      17,256      16,093

Profit Reconciliation:
 Operating Expenses                                                     5,653       4,753      15,319      15,915
  Other Income (Expense), net                                              (8)       (753)       (176)     (1,142)
                                                                     --------    --------    --------    --------
     Income (Loss) Before Provision for Income Taxes                 $    584    $     89    $  1,761    ($   964)
                                                                     ========    ========    ========    ========

The table below presents the Company's revenues by legal subsidiary (in thousands):

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                -----------------   -----------------
                                                 2000      1999      2000      1999
                                                -------   -------   -------   -------
     Total Revenues Attributable To:
       United States/Canada                     $ 4,542   $ 4,149   $12,824   $10,614
       Germany                                      595       539     1,884     3,150
       France                                     1,216     1,448     2,243     2,588
       United Kingdom                             1,407       299     3,589     2,790
       Australia/Asia Pacific                       259       262       788       817
                                                -------   -------   -------   -------
          Total                                 $ 8,019   $ 6,697   $21,328   $19,959
                                                =======   =======   =======   =======

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

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on our financial position or the results of our operations.

7.   LINE OF CREDIT

The Company maintains a revolving credit line with a bank that expires on June 1, 2001. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of September 30, 2000 zero borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (9.50%, at September 30, 2000) plus 2.0%. The line of credit contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000. Certain of these covenants, with which the Company was not in compliance as of September 30, 2000 have been waived through such date.

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998. Borrowings under the loan are secured by all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate (9.50%, at September 30, 2000) plus 2.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000. Certain of these covenants, with which the Company was not in compliance as of September 30, 2000, have been waived through such date.

8.  LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above-mentioned court, by the court-appointed lead Plaintiff. On May 22, 2000, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend. Plaintiffs filed a Second Amended Complaint on July 7, 2000. Like its predecessors, the Second Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and its financial performance. The Second Amended Complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has filed a motion to dismiss the Second Amended Complaint. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

On January 7, 2000 Versant gave 30 days written notice to Buzzeo, Inc., a customer of Versant, informing Buzzeo Inc. that it was in default of the Promissory Note in favor of Versant dated January 13, 1999 and the Value Added Reseller Agreement dated June 27, 1997. Versant also demanded final payment in the amount of $762,966.55 and informed Buzzeo Inc. of Versant's intention to pursue legal action in the event of non-payment. On February 2, 2000, Buzzeo, Inc. filed a Complaint in the United States District Court for the District of Arizona, against Versant Corporation arising from the Value Added Reseller Agreement dated June 27, 1997. On February 24, 2000, Versant filed a Motion to Dismiss. On February 28, 2000, Versant filed an Answer and Counterclaim. On March 28, 2000, Versant filed a motion for Summary Judgment. On August 16, 2000 the court denied the Motion to Dismiss finding the argument more appropriately addressed in the context of the Motion for Summary Judgment. The plaintiff's claim seeks damages based on an alleged breach of contract, implied covenant and warranty under the Agreement plus interest and costs. The company has counter-claimed plaintiff, seeking payment under the Agreement plus interest and costs. The Company vigorously denies the plaintiffs' claims and seeks summary judgement dismissing the claim.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act which reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-QSB which contain such forward-looking statements and words such as "believe," "anticipate," "expect," "intend" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-QSB involve numerous risks and uncertainties which are described throughout this Form 10-QSB, including under Footnote 2 to the financial statements and under "Revenues" and "Risk Factors" within this Item 2. Please also refer to our December 31, 1999 10KSB on file with the Securities and Exchange Commission, especially the section labeled "Risk Factors," for additional risks and uncertainties related to our business. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We do not undertake any obligation to update these forward looking statements.

We were incorporated in August 1988 and commenced commercial shipments of our principle products the Versant ODBMS and Versant Enterprise Container ("VEC"), in 1991 and 1999 respectively. In 2000, Versant began an engineering effort to add significant new functionality to the Versant Enterprise Container and the resultant product suite is called Versant enJin. Versant enJin serves the e-business market by providing a transaction caching platform that integrates with leading application servers to provide object persistence, synchronization to a relational database and fault tolerance capabilities. *We expect to ship an early release of the enJin product by the end of 2000. *We expect that most of our future revenue will be derived from Versant enJin and Versant ODBMS (renamed Versant Developer Suite), including sales of development, deployment and project licenses, peripheral products and related maintenance, training and consulting services.

Through 2000, our revenues have been primarily derived from:

      1) sales of development, deployment and project licenses for the Versant ODBMS and VEC
      2)    sales of peripheral products for the Versant ODBMS and VEC
      3) related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with the Versant ODBMS and VEC
      4) resale of licenses, maintenance, training and consulting for third-party products that complement the Versant ODBMS and VEC

Our emphasis on electronic business or "e-business" infrastructure continues to yield benefits, with a substantial portion, approximately $3.5 million, of third quarter's 2000 revenue and over $7.5 million of the first nine months of 2000 revenue being generated in this area. *We believe the rapid adoption of application servers for e-business applications has been demonstrated and represents a significant new growth market for Versant.

During the third quarter we had three transactions in the $1 million range, with the remaining revenue coming from smaller transactions. Two of the large transactions were in the e-business area.

Worldwide headcount as of September 30, 2000 was 132 compared to the September 30, 1999 total of 113.

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items compare to total revenue for the three and nine months ended September 30, 2000 and 1999:

                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                             ---------------     --------------
                                             2000      1999      2000      1999
                                             -----     -----     -----     -----
Revenue:
     License                                  72.1%     67.4%     69.8%     65.9%
     Services                                 27.9%     32.6%     30.2%     34.1%
                                             -----     -----     -----     -----
         Total revenue                       100.0%    100.0%    100.0%    100.0%

Cost of revenue:
     License                                   2.3%      2.1%      1.8%      3.1%
     Services                                 19.8%     14.4%     17.3%     16.3%
                                              ----      ----      ----      ----
           Total cost of revenue              22.1%     16.5%     19.1%     19.4%

Gross profit                                  77.9%     83.5%     80.9%     80.6%


Operating expenses:
     Marketing and sales                      38.6%     29.1%     35.5%     37.6%
     Research and development                 18.6%     26.5%     21.5%     27.5%
     General and administrative               11.7%     13.6%     13.1%     12.9%
     Amortization of goodwill                  1.6%      1.7%      1.8%      1.7%
                                              -----     -----     -----     -----
           Total operating expenses           70.5%     71.0%     71.8%     79.7%

Income  from operations                        7.4%     12.6%      9.1%      0.9%

     Other expense, net                       (0.1%)   (11.3%)    (0.8%)    (5.7%)
                                             -----     -----     -----     -----

Income (loss) before taxes                     7.3%      1.3%      8.3%     (4.8%)
     Provision for taxes                       0.3%       .3%      0.3%      0.2%
                                             -----     -----     -----     -----
Net income (loss)                              7.0%      1.0%      8.0%     (5.0%)
                                             =====     =====     =====     =====

REVENUE

Total consolidated revenue increased 19.7% from $6.7 million in the third quarter of 1999 to $8.0 million in the third quarter of 2000. This increase in total revenue was primarily due to an increase in license revenues. Total consolidated revenue increased 6.9% from $20.0 million for the nine-month period ended September 30, 1999 to $21.3 million for the corresponding period ended September 30, 2000. This increase in total revenue was due to a 13.3% increase in license revenues offset by a 5.5% decline in services revenue.

License revenue

License revenue increased 28.2% from $4.5 million in the third quarter of 1999 to $5.8 million in the third quarter of 2000 and increased 13.3% to $14.9 million for the nine-month period ended September 30, 2000, from $13.1 million for the corresponding period in 1999. License revenue increased in the third quarter of 2000 to 72.1% of total sales compared to 67.4% in the third quarter of 1999 and increased for the nine-month period ended September 30, 2000 to 69.8% of total sales compared to 65.9% for the corresponding period in 1999. The increase in third quarter license revenue reflects stronger performance in Europe as well as increased e-business revenues versus the same period last year. The increase for the nine-month period originated in the United States/Canada offset by decreases in Europe and Australia/Asia Pacific.

Services revenue

Services revenue remained flat at $2.2 million for the third quarters of 2000 and 1999. Services revenue decreased 5.5% to $6.4 million, for the nine-month period ended September 30, 2000, from $6.8 million in the corresponding period in 1999. This decrease was due to significant first quarter decreases in both maintenance and consulting revenue that were offset in part by favorable second and third quarter performances in these areas on a year over year comparison basis.

International revenue

International revenue increased 36.5% to $3.5 million in the third quarter of 2000 compared to $2.5 million in the third quarter of 1999. International revenue decreased 8.9% to $8.5 million, for the nine-month period ended September 30, 2000, from $9.3 million in the corresponding period in 1999. The increase in international revenue during the third quarter of 2000 resulted primarily from higher license sales in Europe. The decrease for the nine-month period ended September 30, 2000 was primarily due to the shortfall in services revenue from Europe stemming from reduced consulting opportunities in the first quarter and secondarily due to lower license revenues from Europe. International revenue as a percentage of total revenue increased for the third quarter 2000 to 43% from 38% in 1999 but decreased to 40% for the nine-month period ended September 30, 2000 from 47% for the corresponding period in 1999.

COST OF REVENUE AND GROSS PROFIT

Total cost of revenue increased 61.0% to $1.8 million in the third quarter of 2000 from $1.1 million in the third quarter of 1999. Total cost of revenue increased 5.3% to $4.1 million for the nine-month period ended September 30, 2000, from $3.9 million in the corresponding period in 1999. These increases were primarily the result of increased expenses for consulting services. Total cost of revenue as a percentage of total revenues increased to 22.1% in the third quarter of 2000 versus 16.5% in 1999 but decreased to 19.1% for the nine-month period ended September 30, 2000 from 19.4% in the corresponding period in 1999.

Cost of license revenue

Cost of license revenue consists primarily of product royalty obligations incurred by us when we sublicense tools provided by third parties, royalty obligations incurred by us under porting services agreements, user manuals, product media, product packaging, adjustments to bad debt reserves, and secondarily of production labor costs and freight. Cost of license revenue increased 28.9% to $183,000 in the third quarter of 2000 compared to $142,000 in the third quarter of 1999 but remained consistent when expressed as a percentage of revenues at 3.2% and 3.1% for the third quarters of 2000 and 1999 respectively. Cost of license revenue decreased 35.7% to $391,000 for the nine-month period ended September 30, 2000, from $608,000 for the corresponding period in 1999. This decrease was the result of higher than normal adjustments for bad debts and product royalty obligations in the first quarter of 1999.

Cost of services revenue

Cost of services revenue consists principally of personnel costs associated with providing consulting, training, technical support and technical support work paid for by customers. Cost of services revenue increased 65.7% to $1.6 million in the third quarter of 2000 compared to $960,000 in the third quarter of 1999. Cost of services revenue increased 13.0% to $3.7 million for the nine-month period ended September 30, 2000, from $3.3 million for the corresponding period in 1999. These increases were attributable to increased personnel costs due to the Company's decision to expand the consulting organization. Cost of services revenue as a percentage of services revenue increased to 71.2% for the third quarter 2000 and increased to 57.2% for the nine-month period ended September 30, 2000 compared to 43.9% and 47.8% respectively, for the corresponding periods in 1999. These costs are increasing as a percentage of revenue due to the impact of hiring and training new consultants prior to their being able to generate consulting revenues. *We expect to increase our cost of service revenue in the fourth quarter of 2000 and through the first half of 2001, both in absolute dollars as well as in terms of percentage of service revenues. *We believe that expansion of our consulting organization will position us to support our customers' time-to-market initiatives and result in increased consulting revenues as well as seeding potential license sales.

MARKETING AND SALES EXPENSES

Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, product management, depreciation, occupancy expense, lead generation and mailings. Marketing and sales expenses increased 58.8% to $3.1 million in the third quarter of 2000 compared to $2.0 million in the third quarter of 1999. Marketing and sales expenses increased 1% to $7.6 million for the nine-month period ended September 30, 2000, from $7.5 million for the corresponding period in 1999. These increases were attributable to increased expenses associated with marketing programs, facility operations, sales commissions due to higher sales volumes and employee recruiting. *We expect marketing and sales expenses to increase in the fourth quarter of 2000, compared to the current quarter, in absolute dollar terms but remain constant as a percent of total revenues, due to selective headcount additions and increased efforts to market our products to new "e-business" markets. *However, if we increase our marketing and sales expenditures without obtaining corresponding increases in revenue, marketing and sales expenditures as a percentage of revenue could increase, and our results of operations would be adversely affected. As a percentage of total revenues marketing and sales expenses increased to 38.6% for the third quarter 2000 versus 29.1% for the third quarter 1999 primarily due to marketing activities in support of our e-business initiatives offset in part by higher sales volumes in third quarter 2000 versus 1999. As a percentage of total revenue, marketing and sales expenditures in the nine-month period ended September 30, 2000 decreased to 35.5% of revenue compared to 37.6% of revenue for the corresponding period in 1999 due primarily to higher license revenues in 2000 versus 1999 offset in part by increased marketing program expense in 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries, other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel and supplies. Research and development expenses decreased 16.0% to $1.5 million in the third quarter of 2000 compared to $1.8 million in the third quarter of 1999 and decreased 16.5% to $4.6 million for the nine-month period ended September 30, 2000 compared to $5.5 million for the corresponding period in 1999. The decrease for both periods primarily resulted from reduced compensation and other personnel expenses, due to selective replacement of manpower turnover and decreases in Soft Mountain headcount and engineering activity. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development. *Accordingly, we anticipate that we will continue to devote substantial resources to research and development in order to design, produce and increase the quality, competitiveness and acceptance of our products. *Due to our e-business efforts to bring forward a new product suite, Versant enJin, as well as ongoing improvements in our ODBMS (to be renamed Versant Developer Suite), we expect research and development expenses to be higher in the fourth quarter of 2000, compared to the current quarter results, in absolute dollars and as a percentage of revenues. *However, if we increase our research and development efforts without corresponding increases in revenue, our results of operations will be adversely affected. To date, all research and development expenditures have been expensed as incurred. As a percent of total revenues, research and development costs decreased to 18.6% for the third quarter 2000 and 21.5% for the nine-month period ended September 30, 2000 compared to 26.5% and 27.5% respectively, for the corresponding periods in 1999. The decrease as a percentage of revenues was primarily due to higher revenues for the third quarter comparisons and due to lower expenses when comparing the nine-month periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, management information systems, legal and general management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs. General and administrative expenses increased 2.9% to $937,000 in the third quarter of 2000 compared to $911,000 in the third quarter of 1999 and increased 8.3% to $2.8 million for the nine-month period ended September 30, 2000, from $2.6 million for the corresponding period in 1999. These increases were primarily attributable to increased compensation expenses, and Nasdaq re-listing fees (from SmallCap to National Market), and secondarily to increased fees associated with regulatory filings. *We anticipate that general and administrative expenses will be at similar levels in absolute dollar terms but slightly decrease as a percentage of revenues in the fourth quarter of 2000, compared to the current quarter results. As a percentage of total revenues, general and administrative costs decreased to 11.7% for the third quarter 2000 versus 13.6% for the third quarter 1999. The decrease is attributable to higher revenues in third quarter 2000 versus the same period last year while for the nine-month period ended September 30, 2000 general and administrative costs increased to 13.1% of revenues versus 12.9% of revenues for the same period in 1999 due mainly to higher expense.

AMORTIZATION OF GOODWILL

The acquisition of Versant Europe in March 1997 resulted in our recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period. Additionally in 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years. During quarters ended September 30, 2000 and 1999, we amortized $47,100 for each quarter and $141,300 for the nine-month period ended September 30, 2000 and 1999, respectively. *We expect to amortize approximately $47,100 of this remaining goodwill amount during the balance of 2000.

The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording an intangible asset representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period. In November 1999, the Company issued an additional 30,000 shares of common stock, to the original shareholders of Soft Mountain in connection with the acquisition. This additional cost was added to the original goodwill amount and is amortized equally over the remaining goodwill period. The addition to goodwill was valued at $149,000 and will be amortized at a rate of approximately $9,900 per quarter. During quarters ended September 30, 2000 and 1999, we amortized $71,100 and $61,200 respectively and for the nine-month period ended September 30, 2000 and 1999, we amortized $213,200 and $122,400, respectively. *We expect to amortize approximately $71,100 of this remaining goodwill amount during the balance of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.6 million from $3.7 million at December 31, 1999 to $2.1 million at September 30, 2000. This decrease due to increases in accounts receivable which resulted from providing limited extended payment terms to certain qualified customers.

For the nine-month period ended September 30, 2000, our operating activities used $1,048,000 of cash and cash equivalents primarily as a result of the aforementioned increase in accounts receivable, offset in part by our net income for the period, and depreciation and amortization costs. Investing activities used $477,000 for the purchase of capital equipment needed for operational activities. Financing activities generated net cash of $82,000 due to the sale of common stock through the Company's employee stock purchase and stock incentive plans but offset by the pay down of our revolving line of credit and regular principal payments on our bank and lease financing arrangements.

Total assets increased by 9.9% from $19.2 million at December 31, 1999 to $21.1 million at September 30, 2000. The increase in total assets was primarily due to the significant increase in accounts receivable, and was offset by a decrease in other current and long term assets and net property and equipment balances as depreciation expense exceeded the additional assets added in the first nine months of 2000.

Total liabilities decreased 19.9% from $10.7 million at December 31, 1999 to $8.5 million at September 30, 2000. This decrease was primarily due to the pay down of our short term revolving line of credit, reduced bank and lease debt, and reduced accounts payable, offset partially by increases in deferred revenue and the increase in accrued liabilities.

Total shareholders' equity increased 46.9% from $8.6 million at December 31, 1999 to $12.6 million at September 30, 2000. This increase primarily results from the sale of common stock to our employees and the positive year to date net income.

At September 30, 2000, we had $2.1 million in cash and cash equivalents and positive working capital of approximately $6.8 million. The Company maintains a revolving credit line with a bank that expires on June 1, 2001. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of September 30, 2000 zero borrowings were outstanding. Borrowings under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company's assets. These borrowings bear interest at the bank's base lending rate (9.50%, at September 30, 2000) plus 2.0%. The line of credit contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000.

Certain of these covenants, with which the Company was not in compliance as of September 30, 2000 have been waived through such date.

On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months. The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998. Borrowings under the loan are secured by all assets acquired using the proceeds of the loan, which have been used for the acquisition of equipment and leasehold improvements. The loan bears interest at the bank's base lending rate (9.50%, at September 30, 2000) plus 2.5%. The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval. In March 2000 the Company negotiated new covenants for the year ending December 31, 2000, based on the Company's forecasted performance in 2000. Certain of these covenants, with which the Company was not in compliance as of September 30, 2000, have been waived through such date. To date, we have not achieved business volume sufficient to restore a consistent positive cash flow. Although we generated a profit in the nine months ended September 30, 2000, we operated at a net loss of $1.7 million and $19.9 million for the years ended December 31, 1999 and 1998. *If cash available to us is insufficient to satisfy our liquidity requirements, we will seek additional debt or equity financing. Such financing may not be available on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities would result in dilution to our shareholders. *A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, we evaluate potential acquisitions of such businesses, products and technologies. The actual cash resources required to successfully implement our business plan will depend upon numerous factors.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE LIMITED WORKING CAPITAL. At September 30, 2000, we had $6.8 million of working capital. To date we have not achieved positive cash flow on a sustained basis. As our revenue is unpredictable, and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources. We are also providing limited extended payment terms to certain qualified customers, which could adversely affect our liquidity, especially if we experience any difficulty in collections. A liquidity shortfall could require us to substantially reduce operations or to raise additional funds through debt or equity financings. There can be no assurance any equity or debt funding would be available to us on favorable terms, if at all. The sale of additional equity or convertible debt securities would result in dilution to our shareholders.

UNPREDICTABILITY OF REVENUE; OUR STOCK PRICE IS VOLATILE. Our revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced significant shortfalls in revenue and earnings from levels expected by securities analysts and investors, which has had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenue often occurs late in the quarter, we may not learn of revenue shortfalls until late in the quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock.

STOCK OWNERSHIP HAS BECOME MORE CONCENTRATED; SUBSTANTIAL SHARES ELIGIBLE FOR ISSUANCE AND SALE TO PUBLIC. As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated. Based on Vertex's filings with the SEC and assuming, as of September 30, 2000, 15,813,253shares outstanding (assuming conversion of all outstanding preferred stock and exercise of all warrants outstanding), Vertex and its affiliates would own approximately 25.3% of our common stock if it converted all of its Preferred Stock and exercised all of its warrants. The Company has registered 5,839,091 shares issuable upon conversion/exercise of the outstanding preferred stock and warrants. The issuance of such shares could result in the dilution of other shareholders, and the sale of such shares could depress the market price of our stock.

WE DEPEND ON OUR PERSONNEL FOR WHOM COMPETITION IS INTENSE. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, especially our President and CEO, Nick Ordon. The loss of the services of key employees could have a material adverse effect on our business. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, especially in Silicon Valley where our headquarters are located, and we may not be able to attract, train and motivate such personnel.

Please refer to our December 31, 1999 10KSB, on file with the SEC, section labeled "Risk Factors" for additional risk factors applicable to us.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998, respectively. On June 19, 1998, a Consolidated Amended Complaint was filed in the above-mentioned court, by the court-appointed lead Plaintiff. On May 22, 2000, the Court granted defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend. Plaintiffs filed a Second Amended Complaint on July 7, 2000. Like its predecessors, the Second Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and its financial performance. The Second Amended Complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has filed a motion to dismiss the Second Amended Complaint. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

On January 7, 2000 Versant gave 30 days written notice to Buzzeo, Inc., a customer of Versant, informing Buzzeo Inc. that it was in default of the Promissory Note in favor of Versant dated January 13, 1999 and the Value Added Reseller Agreement dated June 27, 1997. Versant also demanded final payment in the amount of $762,966.55 and informed Buzzeo Inc. of Versant's intention to pursue legal action in the event of non-payment. On February 2, 2000, Buzzeo, Inc. filed a Complaint in the United States District Court for the District of Arizona, against Versant Corporation arising from the Value Added Reseller Agreement dated June 27, 1997. On February 24, 2000, Versant filed a Motion to Dismiss. On February 28, 2000, Versant filed an Answer and Counterclaim. On March 28, 2000, Versant filed a motion for Summary Judgment. On August 16, 2000 the court denied the Motion to Dismiss finding the argument more appropriately addressed in the context of the Motion for Summary Judgment. The plaintiff's claim seeks damages based on an alleged breach of contract, implied covenant and warranty under the Agreement plus interest and costs. The company has counter-claimed plaintiff, seeking payment under the Agreement plus interest and costs. The Company vigorously denies the plaintiffs' claims and seeks summary judgement dismissing the claim.

ITEM 5.  OTHER INFORMATION

On October 18, 2000, Shyam Rangole was elected to our Board of Directors. In connection with such election, and the appointment of one of our current directors, William Shellooe, to the position of Senior Vice President Worldwide Field Operations, we changed the composition of our audit and compensation committees. The new members of our audit committee are David Banks, Hank Delavati and Shyam Rangole, and the new members of our compensation committee are David Banks and Hank Delavati.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8K

(a)

EXHIBIT NO.       EXHIBIT TITLE
-----------       -------------

27.01             Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          VERSANT CORPORATION

DATE: NOVEMBER 13, 2000    /S/ LEE MCGRATH
----------------------    -----------------------------------
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