Form 10-K
period 2000-12-31
VERSANT CORP
filed 2001-04-02
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

/X/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________ to ______________.

Commission file number: 0-28540

VERSANT CORPORATION
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3079392 (I.R.S. Employer Identification No.)

6539 Dumbarton Circle, Fremont, California 94555
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (510) 789-1500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No__

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to Form 10-K. /  /

             As of February 28, 2001, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $2.5625 for the issuer's common stock on the Nasdaq National Market on February 28, 2001 was approximately $27,755,752.  This amount excludes 1,120,082 shares of common stock held by directors, officers and certain stockholders of the issuer.  Exclusion of shares held by any person should not be construed to indicate that that person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that that person is controlled by or is under common control with the Registrant.

             As of February 28, 2001, there were outstanding 11,951,595 shares of the Registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Registrant’s definitive proxy statement for the Registrant’s 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 are incorporated by reference in Part III of this Form 10-K.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2000

             Versant® is a registered trademark of our company. This Form 10-K also includes trade names and trademarks of other companies.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

             This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements involve a number of risks and uncertainties, which are described throughout this Form 10-K, including under “Revenues” and  “Risk Factors” in Item 7 of this Form 10-K.  The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties.  We have identified, using a preceding asterisk, various sentences within this Form 10-K which contain forward-looking statements, and words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions also are intended to identify forward-looking statements, but these are not the exclusive means of identifying these statements. In addition, the section labeled “Risk Factors” in Item 7 of this Form 10-K, which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.  Business.

Overview

             We design, develop, market and support object management systems, including database management systems, data replication and middle-tier persistence for distributed computing environments such as the growing e-business marketplace.

             In 2000, we focused on three major sales and product development initiatives:  enhancement of and revenue growth in our sixth generation object database management system, Versant Developer Suite or VDS (formerly ODBMS); enhancement of, revenue growth in and marketing emphasis on our new e-business product suite, Versant enJin; and growth of our consulting and other services programs. *We believe that Versant enJin represents a significant growth opportunity for us.  In 2000, our sales to e-businesses represented 34% of total revenues, an increase of over 200% from 1999.

             *We believe that Versant enJin, a transaction accelerator for application servers, can play a significant role in building successful e-business applications.  Information Systems (IS) architectures have evolved to support the development of new e-business applications through the deployment of application servers.  Leading application server vendors include BEA WebLogic and IBM WebSphere.  These and many other vendors provide a “middle-tier” solution for managing distributed e-business applications over the Internet, while allowing enterprises to maintain and leverage their line-of-business databases on the “back-end.”  The growing popularity of application servers is supported by a report from IDC, an industry analyst firm, which predicts that, by the year 2004 worldwide sales of application servers will grow to $11.3 billion from $1.8 billion in 2000.  Versant enJin accelerates Internet transactions for the application server environment with its patented caching algorithm, designed to manage distributed, complex, real-time environments and the unpredictable peak loads often found in e-business applications.

             To assist users in developing and deploying applications based on VDS and Versant enJin, we offer a variety of services, including consulting, training and technical support.  We also offer a dedicated consulting practice for IBM WebSphere customers.  Under an agreement signed in late 2000, we allocate certain of our consultants to IBM and IBM sales representatives sell these consultant's services.  *We believe that our services programs, including the IBM program, will help to generate incremental product revenue, especially from the sale of Versant enJin.

             To accomplish these three major initiatives, we have placed a greater research and development focus on VDS and enhancements to Versant enJin and have increased personnel in our Versant professional services organization and our IBM WebSphere Consulting Practice.  Additionally, we have increased our sales and marketing efforts, specifically on enJin, while adding new business development personnel to manage strategic alliances and consulting partners.

             Our core product is VDS, a sixth generation object database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture.  VDS enables users to store, manage and distribute information that we believe often cannot be supported effectively by traditional database technologies, including information of the following types:

(1)	abstract data, such as graphics, images, video, audio and unstructured text;
(2)	dynamic, highly interrelated data, such as network management data and advanced financial instruments;
(3)	distributed, rapidly changing content in Internet-based applications.

             VDS is also the foundation for Versant’s e-business product suite called Versant enJin.  Versant enJin is a Java development and runtime platform that provides Enterprise Java Bean (EJB) compliant application server integration for both IBM WebSphere and BEA WebLogic in order to accelerate Internet transactions.  In 2000, Versant began to offer VDS and Versant enJin as product suites bundling together what had been separate existing components.  The major reason for the bundling was to simplify installation of the product and help customers deploy new applications more quickly.  For both product suites, the components include object-oriented programming language interfaces such as C++ and Java, XML (eXtended Markup Language) import and export capability and asynchronous replication for distributed environments.   For Versant enJin, Versant also bundles EJB integration with IBM WebSphere and BEA WebLogic and synchronization to update the back-end database system automatically.

             Whether a customer is using VDS or Versant enJin, we deliver the following benefits:

•        High Performance.  Our object-based architecture provides direct access or navigation to stored objects.  Its balanced client-server architecture enhances performance by efficiently distributing processing burdens between clients and the servers to leverage the processing power of networked computers.

•        Highly Scaleable Support for Distributed Computing.  Through object-level operations, Web browser support and other design features, our products can be scaled from small workgroup operations to thousands of users over wide area networks or the Internet.

•        Reliability, Availability and Serviceability.  VDS offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running.  These features, together with replication and disk mirroring provided by our Fault Tolerant Server, support operations 24 hours per day, 365 days per year.

•        Language-Independent Support for Object-Oriented Programming.  Our products provide native support for the leading object-oriented software development languages—C++ and Java.  This support facilitates rapid and flexible development, maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes.  Objects developed in these languages are directly stored in VDS.  In addition, our products are language-independent, allowing objects written in one object-oriented language to interoperate with objects written in another object-oriented language.  Moreover, our products support Java, an object-oriented language that allows the development of applications that will run on any computing platform without modification.

•        Support for Component Architectures.  Versant enJin integrates with leading EJB application servers including BEA WebLogic and IBM WebSphere application servers. The application servers enable users to build and deploy EJB-based applications directly to Versant enJin to gain the inherent productivity and performance advantages of the underlying Versant object database.

•        Integration with Users' Existing Information Systems.  Versant products operate on a wide range of server platforms, including leading UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Silicon Graphics, Linux platforms from industry leader Red Hat, and Microsoft Windows and NT platforms. In addition, Versant-based applications can interoperate with information stored in relational database management systems, enabling these applications to complement RDBMS strengths in structured applications.  This compatibility allows users to protect their existing investments in databases and information systems while migrating newer systems to object-oriented platforms.

•        Persistence.  Traditionally, persistence for object-oriented applications required explicit application code in an object programming language.  The emergence of EJB-based application servers offers an alternative to explicit programming, where application components execute in containers that provide object persistence services.  Versant enJin supports EJB's that interface to the underlying Versant object database via a Java database interface, enabling customers to utilize the Versant object database as a persistence solution.

             We are a leading provider of object management systems to the telecommunications industry.  We have also attained customer acceptance in other vertical markets, including the financial services, transportation, defense, health care and energy markets.  Versant enJin is also a horizontal solution, well suited to a number of vertical industries including Internet infrastructure vendors, those vendors building portals, e-marketplaces and other Internet-based services providers.  In 2000, we closed new deals with existing customers primarily in the telecommunications, financial services and Internet infrastructure industries.  *In the future, we intend to continue to build on our current customer base as we believe that the telecommunications and financial services industries will be major users of the application server platform.   The Internet infrastructure industry is also a key focus as we believe they represent a growing market for Versant enJin.

             We were incorporated in California in August 1988 as Object Sciences Corporation.  Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555, and our telephone number is (510) 789-1500.

Company Strategy

             Our objective is to be the leading provider of Internet middle-ware for object management of e-business applications.  Key elements of our strategy to achieve this objective include the following:

•                    Extend Technology Leadership.  A significant component of our strategy is to leverage our knowledge and expertise in object management systems for e-business applications.  *We believe that our product architecture includes a number of important technological advances and that this technological leadership is essential to our continued ability to compete effectively. We have

(1)	released products that enable organizations to utilize Versant enJin with the IBM WebSphere and BEA WebLogic application server family to accelerate Internet transactions;
(2)	designed an improved Java Versant Interface, a component of both Versant enJin and VDS, to enable Java objects to persist in Versant VDS; and
(3)	made available for commercial release the Versant XML Toolkit, which provides import and export of Extended Markup Language (XML) data into and out of VDS and Versant enJin.

             *We intend to extend our leadership position by continuing to invest in internal research and development, by establishing strategic relationships with leading providers of complementary technologies and by integrating VDS and Versant enJin with products offered by third parties.  Our technological development efforts are subject to the risks typically associated with efforts of this type, including development delays and the technological challenges of creating new functionality and integrating third-party products into our products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risk Related to Our Industry—We depend on successful technology development."

•        Leverage Strength in Telecommunications to Other Vertical Markets.  We are a leading provider of object management systems to the telecommunications market, where our products are used in such strategic, distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance and customer billing.  We believe that our experience and success in this demanding market positions us to address other vertical markets such as financial services, transportation, defense, health care and energy.  These markets are similar to the telecommunications market in their increasing reliance on large networks and need for high performance support for abstract data types and for distributed, complex applications involving dynamic, highly interrelated information. *We intend to continue to derive revenues from the telecommunications and financial services markets in 2001, although we will seek additional opportunities outside these markets as well.  Our success in the telecommunications, financial services and other markets is dependent, in part, on our ability to compete with alternative technology providers and the extent to which our customers and potential customers believe we have the expertise necessary to provide effective solutions in these markets.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Factors—Risks Related to Our Industry—We rely on our core markets, specifically telecommunications and financial services markets."

•        Capitalize on the e-business Market Opportunity.  *We believe that the increasing development of new e-business applications for both large-scale enterprises and for Internet based companies such as portals, e-marketplaces and b2b vendors will significantly expand the market opportunity for our object technologies.  Internet-based computing environments and applications are highly distributed and are increasingly becoming more complex, requiring highly scaleable, high performance database systems as their infrastructure.  In addition, e-business applications increasingly incorporate abstract data types and are increasingly being addressed by object-oriented programming languages such as Java.  *As a result, we believe that our object-based component architecture positions us to capitalize upon the Internet-based market. *We intend to continue focusing on the Internet-based market opportunity and working with partners to improve the performance of Internet-based infrastructures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—We are repositioning our company to address a new marketplace."

•        Integrate with Component Middle-tier Servers.  Today, we work with the two leading application server vendors, IBM WebSphere and BEA WebLogic.  *We intend to continue to integrate our products with those of leading providers of component-based servers offering persistence services. Existing and emerging standards for J2EE (Java 2 Enterprise Edition) solutions provide an important opportunity for us to expand into new markets.

•        Build Incremental Revenues through Services Initiatives.  In 2000, we signed an agreement with IBM to offer consulting services to help IBM WebSphere customers design, develop and deploy application server technology.  This is a multi-year agreement where our consultants are allocated to IBM's customers to deliver the consulting services.  We also have expanded both our in-house professional consulting organization and established a new IGNITE! Partner program, to help customers more quickly design, develop and deploy VDS and Versant enJin.  All of our services initiatives are intended to grow incremental revenues as well as to serve as an additional channel for driving new product revenues.

•        Expand Distribution Channels.  In 2000, we established the IGNITE! Partner Program to deliver consulting services for Versant enJin and VDS customers.  One of the main objectives for establishing this program was to grow our product revenues by using our partners to generate new leads.  *We intend to continue to expand our indirect distribution channels by recruiting additional value-added resellers, distributors and systems integrators.  *As familiarity with object-oriented technology and awareness of our products increase, we believe that we will be able to increase our use of indirect sales channels to address a broader market and to capitalize on resellers' integration capabilities.  *In addition, we believe that international markets present attractive opportunities, particularly as telecommunications and other industries face increasing change and competitive pressures worldwide.  *We intend to continue expanding our international distribution network to capitalize on these opportunities, particularly through Versant Europe, our European subsidiary.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—We depend on our international operations."

•        Enable Customers to Implement a Complete Solution. In 2000, we bundled VDS and Versant enJin into a suite of products made up of existing components, enhanced components and new functionality such as synchronization between the application server and back-end database.  These product suites are intended to enable customers to develop and implement new applications more quickly and easily.  We also continue to work with its application server partners, IBM and BEA, to further integration between our product and theirs.  *We intend to expand the breadth of our product offerings through internal development efforts and through marketing, licensing and other relationships with providers of complementary technologies and other market participants.  *We intend to expand our application server vendor relationships.  *We believe that, by providing our customers with a more complete solution, we can facilitate their adoption of object-oriented technology, accelerate the development of applications in a component framework, and expand the use and value of our products.  However, our product offerings may not be commercially accepted by our customers and are subject to potential development delays due to the technological challenges of creating new product offerings, and competing solutions may limit the market opportunity for Versant product offerings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Industry—We depend on successful technology development."

•        Increase Penetration of Current Customer Base.  We seek to generate incremental, recurring revenue from our installed base of customers.  A customer's successful development of an application under a development license can lead to additional revenue from deployment licenses.  The scalability of our solution enables customers to add end-users, providing additional license revenue to us when customers expand their use of the product.  The adaptability of our technology to a wide range of applications allows customers to develop applications for other functions.    We also license our products on a project basis, with development and deployment licenses bundled at a lower price to the customer than if the customer had purchased these licenses separately.  *Although we seek to increase our number of customers, typically through relatively less expensive licenses, we believe that our practice of licensing our products on a project basis will increase.  *This increase in projects could result in our realizing larger amounts of revenue at the beginning of a project than we otherwise would, with potentially reduced recurring revenue opportunities from the project in the future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors— Risks Related to Our Business—Our revenue levels are unpredictable."

Products and Services

             Versant’s core product, VDS, and the Versant enJin combine native support for object-oriented languages and component-based models such as Enterprise JavaBeans with high performance database functionality and a client-server architecture that supports two-tier to n-tier applications.  As a standalone database, the VDS is designed to meet commercial users' requirements for high performance, scalability, reliability and compatibility with heterogeneous computing platforms and legacy information systems.  Incorporated into our application server integration product, Versant enJin, VDS provides several value-added functions to the application server environment.  For those customers needing to store and maintain the integrity of data in the middle-tier, our core technology serves as a persistent cache.  This means that customers developing new e-business applications can take advantage of native object-based models, the integrity of a robust and highly reliable “persistent cache” and the streamlining of access to and from the relational database on the back-end.

             Our key product suites, VDS and Versant enJin, are bundled with object-oriented programming language interfaces, XML import and export and asynchronous replication services for distributed environments.  Additionally, Versant enJin is bundled with synchronization services to provide timely and reliable updates between the middle-tier and the back-end database system.  We also offer the following optional software: database query tools, application development tools and integrations with system management tools.  Customers licensing VDS or Versant enJin receive the database engine with one object-oriented programming language interface and a set of integrated database utilities.  For additional fees, customers may obtain additional programming language interfaces, and users requiring continuous operation in mission-critical environments can license the Versant Fault Tolerant Server.  We offer a variety of services to assist customers in the design, development and management of VDS, Versant enJin and IBM WebSphere, including training, consulting and custom development services.

Products

Core Database Products

             Versant Developer Suite (VDS). VDS, a sixth generation object database management system, is designed to support multi-user, commercial applications in distributed environments.  Its balanced client-server architecture enables the system to process a wide variety of abstract data types and complex applications in a highly concurrent, high performance manner.  The product is designed to integrate up to 65,000 databases connected over a like number of locations on a variety of hardware and software platforms.  Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems.  VDS implements a variety of database features, including two-phase commit for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur.  In addition, on-line management utilities enable routine maintenance to be performed while the database is running.  These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions.  These utilities provide multiple levels of administrative access and application security.  With version 6.0 of VDS, we bundle several components including the core object database management system, C++ and Java language interfaces, XML for import and export of data into the database and asynchronous replication services to provide updates among distributed Versant databases.  *We believe that by bundling these components in addition to enhancing them we have made it easier for our customers to deploy them.

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

Internet-based Products

             Versant enJin.  Versant enJin enables users to deploy Java-based applications using Java 2 Enterprise Edition (J2EE) technologies, such as Enterprise Java Beans, within an application server environment to speed the performance and scalability of the applications.  Versant enJin supports the BEA WebLogic application server and the IBM WebSphere application server.  In 2000, we added support for a generic EJB framework, thus allowing any EJB-based application server customer to use Versant enJin.  Versant enJin is designed to accelerate e-business applications within the application server environment, simplify development of new Java or e-business applications, provide reliability for the management of objects within the application server environment and to propagate completed business transactions to the back-end database automatically and transparently. Versant enJin is comprised of VDS plus the EJB integration specific to the application server platform and the synchronization capability providing the automatic conversion and update between the object environment and the back-end relational database.   *Versant also intends to support other leading application server vendor platforms.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors— Risks Related to Our Industry—We depend on successful technology development.”

Data Access and Integration Tools

             VDS and Versant enJin allow user a choice of access methods for querying and manipulating data in the Versant object database management system and obtaining data from relational databases.  With the Versant SQL Suite, we offer open database connectivity capability and structured query language access to data stored in relational databases using industry-standard off-the-shelf query and reporting tools.  These tools permit customers to retain their investments in legacy systems while addressing new applications with the productivity, flexibility and performance characteristics available through object technology.

Licensing and Pricing of Products

             We license our products directly to end-users, principally through four types of licenses—development licenses, deployment server licenses, deployment client licenses and project licenses (which include development and deployment licenses) - and secondarily through test licenses, high availability licenses and fault tolerant server licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.  Before that customer may deploy an application, it must purchase at least one deployment server license and also a deployment client license for each computer connected to the server that will run the application using the database management system.  If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application it has developed under a development license.  We also license our products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

             Prices for our development and deployment contracts range from the low thousands of dollars to several million dollars depending on a variety of variables.  These variables include, but are not limited to, the following: the number of users (specific number or unlimited), the number of deployments, the timeframe of deployments, prepaid or as needed deployments, the type of operating system(s), the type of server(s) and whether the servers are single or multiprocessor machines.  We provide alternative pricing for non-interactive environments where the product is deeply embedded in a component, such as a telephone switch, and does not have end-users. Sales through distributors generally include significant discounts.  Prices for project licenses will vary with the scope and nature of the underlying project.

             A typical value-added reseller develops an application incorporating VDS or Versant enJin and then licenses the application to a customer.  Value-added resellers purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to end-users.  Value-added resellers are authorized by us to sub-license deployment copies of VDS or Versant enJin, together with the value-added resellers’ applications, to end-users.  Deployment license pricing for sales through value-added resellers, generally is based either on a percentage of the total price charged by the value-added reseller to end-user customers or on a percentage of our list prices.  We also enter into project licenses with certain value-added resellers.

Services

             We offer a variety of services to assist customers in the design, development, education and management of VDS, Versant enJin and IBM WebSphere.  Training is offered in a variety of Versant-specific and object-related technologies ranging from beginning to advanced levels.  Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis.  In addition, we provide custom development services to customers that request unique or proprietary product extensions.  These services may be performed by third-party integrators or our consultants depending on the nature and complexity of the request.  Maintenance and technical support services are available at an annual fee that varies depending on the type of support that the customer requires.  Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of our product and entitle the customer to telephone support and to product and documentation updates.  For additional fees, customers may purchase a special support package that provides a dedicated support engineer, and may obtain telephone support available 24 hours per day.  All maintenance contracts are renewable annually.

Customers and Applications

             VDS and Versant enJin are licensed for development and/or deployment in a wide range of applications.  Many of our customers have licensed multiple copies for use in different applications. In 2000, no single customer accounted for 10% or more of our 2000 total revenue.

              *Our future performance will depend in significant part on the continued growth of the use of VDS and Versant enJin in telecommunications and financial market applications and the acceptance of our products within the telecommunications and financial services industries.  *In addition, we expect to become increasingly dependent upon Internet-based markets.  The failure of our products to perform favorably in and become an accepted component of telecommunications, Internet-based or financial services applications, or a slower than expected increase or a decrease in the volume of sales of our products and services to telecommunications, Internet-based or financial services companies, could have a material adverse effect on us.

Marketing and Sales

             We market and sell our products in the United States principally through our direct sales force and value-added resellers and internationally through our direct sales force, value-added resellers and distributors.

Direct Sales

             As of December 31, 2000, our direct sales organization consisted of 31 employees based at our corporate headquarters in Fremont, California and at our other regional offices around the world.  The direct sales organization includes our field sales personnel who are responsible for account management, and systems engineers who answer technical questions and assist customers in running benchmarks against competitive products and developing prototype applications.

Indirect Sales

             *An important part of our future sales strategy will be the continued development of indirect distribution channels, such as value-added resellers, systems integrators and foreign distributors.  Our focus on indirect sales channels is expected to be more important as we penetrate the e-business market.  Typical value-added resellers build application programs in which they embed a deployment copy of VDS.  Systems integrators may include our products with those of others to provide a complete solution to their customers.  Our foreign distributors are based in Japan, Italy and Israel.  Value-added resellers are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time.  Certain value-added resellers, distributors and systems integrators offer competing products that they produce or that are produced by third parties.

Marketing

             As a result of hiring a new Vice President of Marketing in the fourth quarter of 1999, programs and personnel were instituted during 2000 aimed at external and internal audiences to build visibility and generate leads towards Versant’s new e-business market positioning.  Programs include: media and analyst relations, investor communications, a speakers' program, online marketing, partner marketing programs, and conference and tradeshows.

Sales Process

             The sales cycle for our core products to new, large enterprise customers often exceeds six months and may extend to a year or more.  *We anticipate that the sales cycle to Internet-based customers will be shorter in length, typically three to six months, due to the increasing market and competitive pressures on them to bring new services or products to market.  For existing customers with successfully deployed applications, sales cycles for new applications of our product suites are generally much shorter.  During the sales cycle, meetings involving both technical and management staff are conducted frequently at the customer's site and at our headquarters.  Prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies and often of competitive products as a part of the selection process.  Upon completion of the evaluation, a customer may purchase one or more development licenses for the team of programmers that will build the application.  Additionally, a customer may order maintenance, training courses and assistance from our consultants.  A customer can purchase a deployment license at the same time as it purchases a development license, or can purchase a project license that covers development and deployment for an entire project.  However, many customers defer their purchase of a deployment license and related maintenance until they complete application development (a process that typically takes at least six months and can exceed one year) and then decide whether to deploy the application.

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

Research and Development

             *We have committed, and expect to continue to commit, substantial resources to our research and development efforts.  Our current development efforts are focused on:

•	continuing to leverage Java for e-business applications;

•	improving the integration of our products with leading application servers and middleware technologies;
•	improving performance and scalability of VDS;
•	improving integration between our products and relational databases; and
•	leveraging XML and our products for business-to-business applications and portals.

             Our research and development expenses were approximately $7.7 million, $7.0 million and $5.9 million in 1998, 1999 and 2000, respectively. To date, all research and development expenditures have been expensed as incurred.

VDS and Versant enJin have, to date, been almost entirely developed by our research and development personnel.  We selectively supplement our internal staff with outside consultants having expertise in specific areas.  Our development team consisted of 55 full-time employees as of December 31, 2000, most of whom are software engineers with significant experience and expertise in such technologies as:

•	object-oriented software development, including Java;
•	relational database technology;
•	platform engineering;
•	design and integration;
•	large-scale run-time environments; and
•	middleware technologies.

             We perform certain porting and enhancement engineering work in India. Versant India, a wholly owned subsidiary, had 32 employees as of December 31, 2000 and occupies a rented facility of 7,500 square feet in Pune, India.

             *Our future success will depend on our ability to attract, train and retain highly skilled research and development personnel.  Competition for this personnel is intense, especially the competition for personnel familiar with object-oriented technology.  *We expect that competition will continue for the foreseeable future and may intensify.  *We believe that our future results will depend on our ability to improve our current technologies and to develop new products and product enhancements on a timely basis.  The market for our products and services is characterized by changing customer demands, rapid technological change and frequent introductions of new products and product enhancements.  Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards.  The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of such products.  As a result, the life cycles of our products are difficult to estimate.  *We have in the past experienced delays in the introduction of new products and features, and may experience similar delays in the future.  If we are unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

Intellectual Property and Other Proprietary Rights

             We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology.  For example, we license our software pursuant to signed license agreements and, to a lesser extent, "shrink-wrap" licenses displayed in product packaging, which impose certain restrictions on the licensee's ability to utilize the software.  In addition, we seek to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us, and we restrict access to our source code.  We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015.

             For a discussion of the intellectual property risks we face, see “Management’s Discussion and Analysis of financial Condition and Results of Operations—Risk Factors—Risks Related to Our Industry—We must protect our intellectual property.”

Competition

             For a discussion of the competition we face in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Industry—We face competition in both our core business market and the e-business market.”

Employees

             As of December 31, 2000, we and our subsidiaries had a total of 141 employees, 75 of whom were based in the United States, 34 of whom were based in Europe, and 32 of whom were based in India.  Of the total, 55 were engaged in engineering and technical services, 38 were engaged in sales and marketing, 31 were engaged in the services organization and 17 were engaged in administration and finance.  None of our employees is represented by a labor union with respect to his or her employment by us.  We have experienced no organized work stoppage to date and believe that our relationship with our employees is good.

             *Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.  *Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel.  Competition for such personnel is intense, especially in Silicon Valley where our headquarters is located, and we may not be able to attract, train and motivate such personnel.

Item 2.  Properties.

             Our principal administrative, sales, marketing and research and development operations are located in Fremont, California, where we occupy 54,000 square feet under a lease expiring in May 2007.  *We believe that the Fremont facility will be adequate for our requirements for the next several years.   We and our subsidiaries also lease space generally under multi-year operating lease agreements in Pune, India; Frankfurt, Germany; Munich, Germany; Paris, France; and Hampshire, England.

Item 3.  Legal Proceedings.

             We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  Like its predecessors, the Second Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about us and our financial performance. The Second Amended Complaint seeks an unspecified amount of damages.  We vigorously deny the plaintiffs' claims and filed a motion to dismiss the Second Amended Complaint. The motion to dismiss the Second Amended Complaint was heard by the court on December 22, 2000 and as of this date, the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

             On January 7, 2000, we gave 30 days' written notice to Buzzeo, Inc., one of our customers, informing Buzzeo Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Agreement”). We also demanded final payment of the promissory note in the amount of $762,966.55 and informed Buzzeo Inc. of our intention to pursue legal action in the event of non-payment. On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against us, seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Agreement, plus interest and costs.  On February 24, 2000, we filed a motion to dismiss. On February 28, 2000, we filed an answer and counterclaim seeking payment under the promissory note and the Agreement, plus interest and costs. On March 28, 2000, we filed a motion for summary judgment on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss finding the argument more appropriately addressed in the context of the motion for summary judgment. We submitted a motion for summary judgement to the court for consideration on February 12th, 2001.  On March 19, 2001, the court granted the motion as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.  The motion to strike was denied.  Initial disclosures under discovery are required within 20 days of the order and all discovery is required to be completed within six months of the initial discovery disclosures.

Item 4. Submission of Matters to a Vote of Security Holders.

             No matters were submitted to a vote of security holders in the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

             Our common stock is quoted on the Nasdaq National Market under the symbol "VSNT."  Our common stock commenced trading on the Nasdaq National Market on July 18, 1996.  From July 19, 1999 until March 7, 2000, our common stock was quoted on the Nasdaq SmallCap Market.  Prior to July 18, 1996, there was no public trading market for our common stock.  The following table lists the high and low closing prices reported by Nasdaq during the last two calendar years.

1999	High	Low

First Quarter	$2 15/32	$1
Second Quarter	2 31/32	1 1/8
Third Quarter	3 5/32	2
Fourth Quarter	11 13/16	2 3/8

2000
First Quarter	18 9/16	7 17/32
Second Quarter	12 5/16	4
Third Quarter	7	3 49/64
Fourth Quarter	5 15/16	1 13/16

Stockholders

             There were approximately 103 holders of record of our common stock as of February 28, 2001.  We believe that a significant number of beneficial owners of our common stock hold their shares in street name.  Based on information available to us, we believe we have at least 400 beneficial shareholders of our common stock.

Dividend Policy

             We have neither declared nor paid cash dividends on our common stock in the past.  *We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.  Our revolving bank line of credit, which currently expires on June 1, 2001, prohibits the payment of cash dividends.

Item 6.  Selected Financial Data

             The following selected consolidated financial data has been derived from the audited consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2000	1999	1998	1997	1996
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Total revenue	$28,169	$25,868	$23,233	$29,190	$18,393
Income (loss) from operations	2,152	(409)	(19,225)	(3,005)	1,111
Net income (loss)	1,856	(1,736)	(19,935)	(2,340)	1,411
Net income (loss) per share:
Basic	$0.16	$(0.17)	$(2.16)	$(0.26)	$0.24
Diluted	$0.12	$(0.17)	$(2.16)	$(0.26)	$0.18

	December 31,
Consolidated Balance Sheet Data:	2000	1999	1998	1997	1996
	(in thousands)
Total assets	22,502	19,241	20,669	32,206	25,688
Working Capital	7,863	1,584	(3,303)	12,228	18,926
Long-term obligations	40	127	4,047	2,347	413

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             As indicated in the paragraph above of Item 1, this Form 10-K contains certain forward-looking statements within the meaning of the Securities Exchange Act and the Securities Act.  We have identified, using a preceding asterisk, various sentences within this Form 10-K that contain these forward-looking statements, and words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are also intended to identify forward-looking statements, but these are not the exclusive means of identifying these statements.  The forward-looking statements included in this Form 10-K involve numerous risks and uncertainties, which are described throughout this Form 10-K, including under “Revenue” and “Risk Factors” within this Item 7.  The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties.

Overview

             We were incorporated in August 1988 and commenced commercial shipments of our principal product, the Versant Developer Suite (VDS), in 1991.  Since that time, substantially all of our revenue has been derived from:

Primarily
(1)	sales of licenses for VDS;
(2)	related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with VDS; and
(3)	sales of peripheral products for VDS.
Secondarily
(1)	the resale of licenses, maintenance, training and consulting for third-party products that complement VDS.

             *We currently expect that licenses of VDS, Versant EnJin and peripheral products and sales of associated services will be our principal sources of revenue for the foreseeable future. In 1998, 1999 and 2000, three customers together accounted for approximately 17%, 13% and 17% of our total revenue, respectively; however, no single customer represented more than 10% of total revenue in these years.  *Our future performance will depend in significant part on the continued growth of the e-business market and its dependence on highly scalable, high performance and reliable object-based technologies such as ours.  *The failure of our products to perform favorably in and become an accepted component of these markets, or a slower than expected increase or a decrease in the volume of sales of our products and services to these same markets, could have a material adverse effect on us.

             We license our products directly to end-users primarily through four types of licenses—development licenses, deployment server licenses, deployment client licenses and project licenses (which include development and deployment licenses) and secondarily through test licenses, high availability licenses and fault tolerant server licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant EnJin.  Before that customer may deploy an application it has developed under a development license, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database management system.  If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application.  Pricing of VDS and Versant EnJin varies according to several factors, including the computer platform on which the application will run and the number of users that will be able to access the server at any one time.  For certain applications, we offer deployment licenses priced on a per user basis.  We also license our products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

             Value-added resellers purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Value-added resellers are authorized by us to sublicense deployment copies of VDS or Versant EnJin, together with the value-added resellers’ applications, to end-users.  Deployment license pricing for sales through value-added resellers generally is based either on a percentage of the total price charged by the value-added reseller to our end-user customers or on a percentage of our list prices.  We also license our products to certain value-added resellers on a project basis.

             Our development, deployment and project license agreements and agreements with value-added resellers typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term, although certain licenses to value-added resellers are for a limited term and/or are limited to particular applications.  Revenue from perpetual license agreements is recognized upon shipment of the software if there is no significant modification of the software, payment is due within our normal payment terms, the fee is fixed and determinable and collection of the resulting receivable is deemed probable.  If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.  Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months.  Training and consulting revenue is recognized when a customer's purchase order has been received and the services have been performed.  During 1998, we entered into contracts with certain of our customers that required us to perform development work in return for nonrecurring engineering fees.  Revenue related to these non-recurring engineering fees was generally recognized using the percentage-of-completion method of accounting.  Amounts received from customers under certain license, maintenance and nonrecurring engineering agreements involving significant continuing obligations to be performed by us are included on our balance sheet as deferred revenue.

             We license VDS, Versant EnJin and peripheral products and sell associated services primarily through our direct sales force to end-user customers and value-added resellers.

Results of Operations

Revenue

	1998	% Change	1999	% Change	2000
License revenue	$14,463,000	18%	$17,074,000	10%	$18,859,000
As a percentage of total revenue	62%	66%	67%
Services revenue	8,770,000	0.3%	8,794,000	6%	9,310,000
As a percentage of total revenue	38%	34%	33%
Total revenue	23,233,000	11%	25,868,000	9%	28,169,000

             Total revenue increased 9% from 1999 to 2000 and 11% from 1998 to 1999.  *We continue to experience significant quarterly fluctuations in total revenue and believe this trend will continue in 2001.  Also, see the section below labeled "Risk Factors."

             The increase in license revenue from 1998 to 1999 and from 1999 to 2000 was attributable to:

Primarily
(1)	increased sales in the e-business market from 1998 through 2000; and
(2)	increased customer deployments of applications previously subject only to development licenses, particularly in the telecommunications market in 1999 compared with 1998; and
Secondarily
(1)	restructuring and refocusing efforts within our sales force.

             *We expect license revenue to increase from 2000 to 2001 in absolute dollar terms, primarily due to increased license purchases by e-business customers, as a result of our strategy to capitalize on the e-business market opportunity.  *We believe, however, that license revenue as a percentage of total revenue will decrease from 2000 to 2001 due to our plans to grow the consulting organization. However, due to risks highlighted in "Risk Factors" below, license revenue may decrease in absolute dollar terms and as a percentage of total revenue from 2000 to 2001.

             The increase in services revenue from 1999 to 2000 was mainly due to our focus in 2000 on building a consulting service organization with the resultant 29% increase in consulting revenue partially offset by a 6% decline in maintenance revenue.  The marginal increase in total services revenue from 1998 to 1999 was due to a 31% increase in maintenance revenues offset by a corresponding decrease in consulting revenues.  The restructuring efforts within the consulting services organization in 1999 did not allow us to take advantage of the consulting projects that became available during the year. *We expect that services revenue will increase in absolute dollar terms and as a percentage of total revenue from 2000 to 2001 as we increase our focus on consulting opportunities.  However, due to the risks highlighted in "Risk Factors" below, services revenue may not increase in either absolute dollar terms or percentage of total revenue from 2000 to 2001.

             We had no customer representing more than 10% of total revenue in 1999 or 2000. International revenues decreased slightly from $12.7 million in 1999 to $11.1 million in 2000 with a weak Euro being a contributor to the variance.  International revenues grew 21% from $10.5 million in 1998 to $12.7 million in 1999.  This increase was due to the increases in Versant Europe’s revenues partially offset by revenue decreases in Australia and Japan.  *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries,which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved.

             Our international sales are currently denominated predominantly in United States dollars.  An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, less competitive in foreign markets.  We believe that the increase in the value of the United States dollar relative to foreign currencies in 2000 did impact our operating results, although not materially.  *To the extent that we increase our international sales, our total revenue may be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world.  International revenue as a percentage of total revenue decreased from 49% in 1999 to 39% in 2000.  International revenue as a percentage of total revenue increased in 1999 from 45% in 1998.  *Due to our increased emphasis on international sales, especially through Versant Europe, we expect international revenue to increase in absolute dollar terms but decrease as a percentage of total revenue due to the increase in consulting revenues that we expect primarily to occur in the U.S. for 2001. However, international revenue may not grow at all and our international operations are subject to corresponding risks; see "Risk Factors—Risks Related to Our Business—We depend on our international operations."

Cost of Revenue and Gross Profit

	1998	% Change	1999	% Change	2000
Cost of license revenue	$2,846,000	(74%)	$745,000	10%	$817,000
As a percentage of license revenue	20%		4%		4%
Cost of services revenue	6,893,000	(39%)	4,180,000	25%	5,223,000
As a percentage of services revenue	79%		48%		56%
Gross profit	13,494,000	55%	20,943,000	6%	22,129,000
As a percentage of total revenue	58%		81%		79%

                          Cost of license revenue consists primarily of reserves for estimated bad debts, product royalty obligations incurred by us when we sublicense tools provided by third parties, royalty obligations incurred by us under a porting services agreement, user manuals, product media, production labor costs, freight and packaging. Cost of license revenue increased in absolute terms from 1999 to 2000, primarily due to an increase in royalty costs, but remained constant as a percentage of license revenue.  Cost of license revenue decreased from 1998 to 1999, primarily due to the elimination of amortization of certain deferred license costs and secondarily due to reduced bad debt reserves and decreases in royalty costs.   As part of the acquisition of Versant Europe in 1997, we allocated $1.4 million of the purchase price to deferred license costs.  In 1998, we recognized the remaining $1.0 million of these deferred license costs as a cost of license revenue.   *We expect cost of license revenue in 2001 to increase in absolute terms from that in 2000 due to increased volume but remain in line with 2000 when expressed as a percentage of license revenue. However, revenue growth in 2001 and therefore license revenue margin performance are subject to the risks highlighted in "Risk Factors" below.

             Cost of services revenue consists principally of personnel costs associated with providing consulting, technical support, training and nonrecurring engineering work paid for by customers.  Cost of services revenue increased more rapidly than services revenue from 1999 to 2000 for two reasons.  First, maintenance revenues, which have higher margins than consulting revenues, were a smaller component of the services mix in 2000 than in 1999.  Second, we incurred start-up costs in the consulting business attributable to hiring and training consultants prior to their being utilized for revenue generation. The 39% decrease in cost of services revenue from 1998 to 1999 was primarily due to the restructuring efforts worldwide in decreasing the size of our service organization while refocusing our vision and efforts to better serve our customer base worldwide. *We expect our cost of services revenue will increase from 2000 to 2001 both in absolute dollars and as a percentage of revenues, through headcount and supporting expenses increases.  *These increases are necessary to support our projected increases in services revenues and to support our increasing efforts in the consulting business, which we intend to expand in 2001.  The increases in our e-business applications have given rise to substantially increased opportunities to support our customer base more effectively by offering additional consulting services, thereby reducing the need for our customers to find and train addition personnel to implement new e-business applications.

Marketing and Sales Expenses

	1998	% Change	1999	% Change	2000
Marketing and sales expenses	$18,511,000	(47%)	$9,883,000	4%	$10,304,000
As a percentage of total revenue	80%		38%		37%

             Marketing and sales expenses consist primarily of marketing and sales personnel costs (including sales commissions), recruiting, travel, advertising, public relations, seminars, trade shows, lead generation, product descriptive literature, product management, sales offices, mailings and depreciation expense.  The increase of 4% from 1999 to 2000 was the result of additional marketing programs. The substantial decrease from 1998 to 1999 was primarily the result of our worldwide restructuring efforts and our decision to utilize the marketing program monies more efficiently by reducing duplicate efforts worldwide.  Our focus is on worldwide programs versus regional programs, hence promoting a consistent message to our current and potential customer base.   *We expect marketing and sales expenses to increase in absolute dollar terms, due to increased efforts to market our products to the e-business market but to decrease slightly as a percentage of revenue in 2001.  *However, if we increase our marketing and sales expenditures without corresponding increases in revenue, our results of operations would be adversely affected.

Research and Development Expenses

	1998	% Change	1999	% Change	2000
Research and development expenses	$7,722,000	(9%)	$7,011,000	(16%)	$5,866,000
As a percentage of total revenue	33%		27%		21%

             Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, the costs of quality programs, depreciation or expensing of development equipment, supplies and travel.  The decrease from 1999 to 2000 resulted from domestic research and development headcount being a smaller component of overall headquarters headcount, resulting in a lower facilities allocation, and from higher percent of employees being located in India, where we enjoy more favorable labor rates.

             The decrease from 1998 to 1999 resulted primarily from reduced compensation and other personnel expenses due to decreases in headcount and secondarily from reduced operating expenses associated with Soft Mountain’s engineering activity.

             We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development.  *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products.  Due to our restructuring activities, we reduced research and development expense in absolute dollar terms and as a percentage of revenues in 2000.  *Due to our e-business efforts as well as ongoing improvements in our VDS products, we expect research and development expenses to increase from 2000 to 2001 in absolute dollars and remain constant as a percentage of revenues. *However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected.  To date, all research and development expenditures have been expensed as incurred.

General and Administrative Expenses

	1998	% Change	1999	% Change	2000
General and administrative expenses	$3,857,000	(5%)	$3,658,000	(10%)	$3,305,000
As a percentage of total revenue	17%		14%		12%

             General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, legal and general management functions.  In addition, general and administrative expenses include outside legal, audit and public reporting costs, as well as legal, accounting and sales tax accruals.  The decrease from 1999 to 2000 resulted from lower legal, accounting and sales tax accruals.  The decrease in general and administrative expenses from 1998 to 1999 were primarily due to the restructuring efforts taken in 1999 and secondarily due to the continuing expense controls used to properly match expense trends with revenue trends.  *We anticipate that general and administrative expenses will increase in absolute dollar terms but remain constant as a percentage of revenues from 2000 to 2001.  This anticipated increase is due to the need to rebuild part of the administrative staff and infrastructure that were reduced in 1999.  *However, if we increase our existing administration infrastructure without corresponding increases in revenue, our results of operations would be adversely affected.

Amortization of Goodwill

             The acquisition of Versant Europe in March 1997 resulted in our recording goodwill representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a seven-year period.  We amortized $187,000 of this amount in 2000.  During 1998 and 1999, we amortized $485,000 and $187,000, respectively, of this amount.  Additionally, in 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years.  *We will amortize $187,000 of this remaining goodwill amount in 2001.  See note 9 of notes to our consolidated financial statements.

             The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording goodwill representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five-year period.  During 2000, we amortized $245,000 of this amount.  *We will amortize $233,000 of this amount in 2001.  See note 10 of notes to our consolidated financial statements.

Other Income (Expense), Net

	1998	% Change	1999	% Change	2000
Other income (expense), net	($692,000)	84%	($1,273,000)	83%	($222,000)
As a percentage of total revenue	(3%)		(5%)		(0.8%)

Other income (expense), net represents the interest expense associated with our financing activities offset to some extent by income earned on our cash and cash equivalents and the foreign currency gain (loss) as a result of entering into transactions denominated in currency other than local currency. The decrease in interest expense from 1999 to 2000 and the increase from 1998 to 1999 was due to the conversion of the Vertex convertible note to equity and the subsequent write off of the remaining capitalized note discount of $787,000 as a non-cash interest expense and $158,000 of accrued interest expense which was converted to equity in association with the Vertex convertible note during 1999.  See note 11of notes to our consolidated financial statements.

Provision for Income Taxes

	1998	% Change	1999	% Change	2000
Provision for income taxes	$18,000	200%	$54,000	37%	$74,000
As a percentage of income (loss) before income taxes	(0%)		(3%)		4%

             We account for income taxes in accordance with Statement of Financial Accounting Standards No.  109, "Accounting for Income Taxes."  We incurred net operating losses in 1998 and 1999, resulting in no federal or state tax liability based on income. However, we did incur foreign withholding taxes of $54,000 and $47,000 in 1999 and 2000, respectively, which are included within the income tax provision.  In addition, we made payments of $27,000 in 2000 that were the result of estimated federal and state income tax due to using the alternative minimum tax method.

             At December 31, 2000, we had federal and state net operating loss carryforwards of  $34.4 million and $7.6 million and tax credit carryforwards of $2.7 million expiring on various dates through 2020.  *Due to our history of operating losses through 1995 and in 1997, 1998 and 1999 and other factors, we believe that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $15.9 million has been recorded against our net deferred tax assets of approximately $15.9 million.  We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

             Due to the “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Liquidity and Capital Resources

	1998	% Change	1999	% Change	2000
Net cash used in operating activities	($10,628,000)	(95%)	($520,000)	(98%)	($12,000)
Year-end cash, cash equivalents And short-term investments	$3,564,000	3%	$3,663,000	17%	$4,280,000

Year-end working capital (deficit)	($3,303,000)	n/a	$1,584,000	n/a	$7,863,000

             In 2000, net cash of $12,000 was used in operating activities with net income as increased by depreciation and amortization being offset primarily by increases in accounts receivable, due to the granting of extended payment terms for certain qualified customers. In 1999, a net loss, increases in accounts receivable, and decreases in accounts payable and accrued liabilities were partially offset by non-cash statement of operations items, decreases in prepaid expenses and other current assets resulting in net cash of $520,000 being used in operating activities.  In 1998, net cash of $10.6 million was used in operating activities primarily due to the cash component of our net loss for 1998, decreases in deferred revenue, accrued liabilities and taxes and a decreased provision for doubtful accounts, which were offset by a significant decrease in accounts receivable, decreases in prepaid expenses and other current assets, and increases in accounts payable.

             In 2000, net cash used in investing activities was $555,000, all for the purchase of equipment needed to support our growth.  In 1999, net cash used in investing activities was $115,000 due to $80,000 of investment in Versant India and purchases of $35,000 of property and equipment, primarily for the acquisition of network and computer equipment, associated with Y2K improvements. In 1998 we purchased $2.0 million of property and equipment, primarily for the acquisition of network and computer equipment, leasehold improvements, furnishings and fixtures for our headquarters. In addition, in September 1998, we acquired Soft Mountain and paid the shareholders of Soft Mountain $136,000 in cash in addition to issuing them 245,586 shares of our common stock.  These uses of cash for investing activities were entirely offset by net sales and maturities of short-term investments.

             In 2000, financing activities provided a net increase in cash of $1.1 million, primarily due to proceeds from exercising of warrants to purchase common stock and secondarily from the sale of common stock to our employees under employee benefit plans.  These increases were offset by the paydown of our short-term bank borrowings, plus the normal principal payments made under capital lease obligations.  In 1999, financing activities provided a net increase of $727,000, primarily due to proceeds from the sale of preferred stock and warrants to certain of our largest shareholders and the exercising of warrants and secondarily due to the sale of common stock to our employees under employee benefit plans.  These increases were offset by the paydown of our short-term and long-term bank borrowings, plus the normal principal payments made under capital lease obligations. In 1998, financing activities provided $6.5 million, primarily due to proceeds from the sale of a convertible secured subordinated promissory note, the sale of common stock to certain of our largest shareholders, the sale of common stock to our employees under employee benefit plans and borrowings under a short-term accounts receivable loan.  These increases were partially offset by principal payments made under capital lease obligations and our long term bank note.

             At December 31, 2000 we had $4.3 million in cash and cash equivalents and working capital of approximately $7.9 million. We maintain a revolving credit line with a bank that expires on June 1, 2001.  The maximum amount that can be borrowed under the revolving credit line is $5.0 million.  As of December 31, 2000, $1.0 million of borrowings were outstanding.  Borrowings and the standby letter of credit under the revolving credit line are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets.  These borrowings bear interest at the bank’s base lending rate (9.50% at December 31, 2000) plus 2.5%.  The loan agreement contains certain financial covenants, which were renegotiated in March 2000 in relation to the year ending December 31, 2000 and also prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.  At December 31, 2000 we were in compliance with the new covenants.

             *We believe that our current cash, cash equivalents and lines of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2001 in our existing business.  At December 31, 2000, our commitments for capital expenditures were not material. However there can be no assurance of this and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals.  Additional debt or equity financing, may be required, and may not be available to us on commercially reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities.  *Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that in the event of such an acquisition or investment we will need to seek additional debt or equity financing.

             The actual cash resources required to successfully implement our business plan in year 2001 will depend upon numerous factors, including but not limited to those described in the following Risk Factors.

Recently Issued Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period.  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000.  To date, the Company has not entered into any derivative financial instrument contracts and does not currently engage in any hedging activities.  Thus, the Company anticipates that SFAS No. 133 will not have a material impact on the Company's consolidated results of operation or financial position.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements.  The Company adopted SAB 101 in the fourth quarter of 2000.  The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations or financial position.

             In March 2000, the Financial Accounting Standards Board issued Financial Standards Board Interpretation No. 44.  "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44").  FIN 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employees for APB No. 25 purposes, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.  The adoption of FIN 44 did not have a material effect on the Company's consolidated results of operations or financial position.

Risk Factors

             This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

             Risks Related to Our Business

             We have limited working capital.  At December 31, 2000, we had  $7.9 million of working capital and $4.3 million of cash and cash equivalents.  To date, we have not achieved profitability or positive cash flow on a sustained basis.  *While we believe that our current cash, cash equivalents and lines of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2001 in our existing business, as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings.  Additionally, as of December 31, 2000, we had approximately $210,000 of bank term debt financing outstanding, of which $71,000 a month is due and payable, and another $1.0 million of bank revolving line debt which is due as we collect from our customers.  From time to time, we have been in violation of covenants of our bank debt.  We will need to generate sufficient earnings to repay this debt when due, or raise additional funds through debt or equity financings.  There can be no assurance any equity or debt funding would be available to us on favorable terms, if at all.  The sale of additional equity or convertible debt securities would result in dilution to our shareholders.

             Our revenue levels are unpredictable.  *Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  These dramatic fluctuations result from a number of factors, including:

•	the lengthy and highly consultative sales cycle associated with our products;
•	uncertainty regarding the timing and scope of customer deployment schedules of applications based on VDS and Versant enJin;
•	fluctuations in domestic and foreign demand for our products and services, particularly in the e-business, telecommunications and financial services markets;
•	the impact of new product introductions by us and our competitors;
•	our unwillingness to lower prices significantly to meet prices set by our competitors;
•	the effect of publications of opinions about us and our competitors and their products;
•	customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors; and
•	potential customers' unwillingness to invest in our products given our financial instability.

             A number of other factors make it impossible to predict our operating results for any period.  We ship our software to a customer upon receipt of the customer's order, and consequently we have little order backlog.  As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in that quarter.  Historically, we have recorded most of our revenue and booked most of our orders in the third month of each quarter, with a concentration of revenue and orders in the last few days of the quarter.  *We expect this trend to continue.  Many of these factors are beyond our control.

             We rely on our core markets, specifically the telecommunications and financial services markets, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry, and we are becoming increasingly dependent upon the financial services market for sales of VDS.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures significantly.  The types of applications and commercial products for the telecommunications and financial services markets are continuing to develop and are rapidly changing, and the market is characterized by an increasing number of new entrants whose products may compete with those of ours.  As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets.  In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can adequately hire and retain personnel for such practice.

             We are repositioning our company to address a new marketplace. Up to now the majority of our revenues has been generated by VDS in the core markets referred to above.  *However, we expect that future revenue growth will be generated mainly by our Versant enJin product, which has been developed to improve the performance of application servers in e-business applications for both large-scale enterprises and for Internet-based companies such as portals, e-marketplaces and b2b vendors. Our success in this marketplace depends on the continued growth of the application server market, this market’s acceptance of Versant enJin and our ability to deliver a reliable, competitively priced product, none of which is assured.

             We may not be able to manage costs given the unpredictability of our revenue.  We expended significant resources in 1999 and 2000 to build our infrastructure and hire personnel, particularly in our services and sales and marketing groups.  *We currently expect to continue to hire personnel in 2001 in order to support anticipated higher revenue levels.   Consequently, we will continue to incur a relatively high level of fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

             Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more in our core business, although sales to our e-business customers are often concluded in shorter time intervals.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit no-fee pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

             Our customer concentration increases the potential volatility of our operating results.  *Notwithstanding our recent efforts to develop new customers, typically through the use of relatively lower priced license sales, a significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  *The timing of these orders and their fulfillment has caused, and in the future is likely to cause material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on our business.

             We depend on our international operations.  A significant portion of our revenue is derived from customers located outside the United States.  This requires that we operate internationally and maintain a significant presence in international markets.  However, our international operations are subject to a number of risks.  These risks include:

•	longer receivable collection periods;
•	changes in regulatory requirements;
•	dependence on independent resellers;
•	multiple and conflicting regulations and technology standards;
•	import and export restrictions and tariffs;
•	difficulties and costs of staffing and managing foreign operations;
•	potentially adverse tax consequences;
•	foreign exchange fluctuations;
•	the burdens of complying with a variety of foreign laws;
•	the impact of business cycles and economic instability outside the United States; and
•	limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

             We must defend against litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  Like its predecessors, the Second Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about us and our financial performance. The Second Amended Complaint seeks an unspecified amount of damages.  We vigorously deny the plaintiffs' claims and filed a motion to dismiss the Second Amended Complaint. The motion to dismiss the Second Amended Complaint was heard by the court on December 22, 2000 and as of this date, the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

             On January 7, 2000, we gave 30 days' written notice to Buzzeo, Inc., one of our customers, informing Buzzeo Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Agreement”). We also demanded final payment of the promissory note in the amount of $762,966.56 and informed Buzzeo Inc. of our intention to pursue legal action in the event of non-payment. On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against us, seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Agreement, plus interest and costs.  On February 24, 2000, we filed a motion to dismiss. On February 28, 2000, we filed an answer and counterclaim seeking payment under the promissory note and the Agreement, of $715,309.44 plus interest and costs. On March 28, 2000, we filed a motion for summary judgment on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss finding the argument more appropriately addressed in the context of the motion for summary judgment. We submitted a motion for summary judgement to the court for consideration on February 12th, 2001.  On March 19, 2001, the court granted the motion as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.  The motion to strike was denied.  Initial disclosures under discovery are required within 20 days of the order and all discovery is required to be completed within six months of the initial discovery disclosures.

             Our stock price is volatile.  Our revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis.  We have previously experienced significant shortfalls in revenue and earnings from levels expected by securities analysts and investors, which has had an immediate and significant adverse effect on the trading price of our common stock and resulted in litigation.  *This may occur again in the future.  Additionally, as a significant portion of our revenue often occurs late in the quarter, we may not learn of revenue shortfalls until late in the quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock.

             Stock ownership has become more concentrated and is subject to dilution.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex's filings with the SEC and assuming, as of December 31, 2000, 15,332,823 shares outstanding (including conversion of all outstanding preferred stock and exercise of all outstanding warrants), Vertex and its affiliates would own approximately 22.4% of our common stock.  We have registered 5,839,091 shares issuable upon conversion/exercise of the outstanding preferred stock and warrants.  The issuance of these shares would result in the dilution of other shareholders, and the sale of these shares could depress the market price of our stock.

             Risks Related To Our Industry

             We face competition in both our core business market and the e-business market.  In our core business, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (formerly Object Design, Inc.), Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc. and Poet Software Corporation.  In addition, our products compete with traditional relational database management systems such as those from Oracle, Sybase, Informix, IBM and Microsoft.

             *In the e-business market our competitors can be classified into two groups. Firstly, we compete with relational database companies, many of which have modified or are expected to modify their RDBM's to incorporate object-oriented interfaces and other functionality and which argue this object-relational functionality is an adequate solution for  integration with application servers. Secondly we face competition from object-oriented companies that provide components similar to those included in our enJin product offering, for example eXcelon, Persistence Software and TopLink. In order for our products to be well accepted in this marketplace, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become strategic on both sides.

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

             We depend on successful technology development.  *We believe that significant research and development expenditures will be necessary to remain competitive.  *While we believe our research and development expenditures will improve our product lines, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions.  Uncertainties affecting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems.

             We also face certain challenges in integrating third-party technology with our products.  These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology provider, which may result in delays of the commercial release of new products.

             We have developed technology that will allow Versant enJin to support BEA WebLogic, IBM WebSphere and other EJB based application servers; however, undiscovered bugs or errors may exist that prevent us from achieving the functionality we seek with such integrations.  In addition, because Java Bean containers are specific to each application server vendor and no standards have been adopted for these containers, we may not be able to take advantage of our existing development work when propagating our solution for other application server vendors.

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

             To date, we have not been notified that our products infringe the proprietary rights of third parties, but third parties could claim that our current or future products infringe such rights.  *We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

             *Our future success will depend in part on our ability to integrate our products with those of vendors providing complementary products.  Versant VDS and enJin must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end-user solution.  We may not receive the support of these third-party vendors, some of which may compete with us, in integrating our products with their products.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

             Foreign currency hedging instruments.  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material.  Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies.  We currently do not use financial instruments to hedge these operating expenses.  *We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

             We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Versant Corporation:

We have audited the accompanying consolidated balance sheets of Versant Corporation (a California corporation) and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Schedule II is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
San Jose, California
February 6, 2001

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2000	1999

ASSETS

Current assets:
Cash and cash equivalents	$ 4,280	$ 3,663
Accounts receivable, net of allowance for doubtful accounts of $551 and $414 in 2000 and 1999, respectively	11,562	7,278
Other current assets	1,091	753
Total current assets	16,933	11,694

Property and equipment, net	4,155	5,478
Other assets	21	190
Goodwill, net of accumulated amortization of $3,403 and $2,917 in 2000 and 1999, respectively	1,393	1,879
	$ 22,502	$ 19,241

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations	$ 63	$ 253
Short-term debt	1,324	2,640
Accounts payable	688	718
Accrued liabilities	3,253	3,405
Deferred revenue	3,742	3,094
Total current liabilities	9,070	10,110

Long-term liabilities, net of current portion:
Capital lease obligations	40	127
Deferred revenue	171	416
Commitment and contingencies (Note 4)

Shareholders' equity:
Preferred stock, no par value
Authorized - 3,000 shares
Issued and outstanding—1,314 and 1,490 in 2000 and 1999, respectively	4,912	5,662
Liquidation value of $11,193
Common stock, no par value
Authorized - 30,000 shares
Issued and outstanding—11,884 and 10,561 in 2000 and 1999, respectively	51,968	48,528
Accumulated deficit	(43,771)	(45,627)
Accumulated other comprehensive income	112	25
Total shareholders' equity	13,221	8,588
	$ 22,502	$ 19,241
The accompanying notes are an integral part of these consolidated statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998

Revenue:
License	$ 18,859	$ 17,074	$ 14,463
Services	9,310	8,794	8,770
Total revenue	28,169	25,868	23,233

Cost of revenue:
License	817	745	2,846
Services	5,223	4,180	6,893
Total cost of revenue	6,040	4,925	9,739

Gross profit	22,129	20,943	13,494

Operating expenses:
Marketing and sales	10,304	9,883	18,511
Research and development	5,866	7,011	7,722
General and administrative	3,305	3,658	3,857
Amortization of goodwill	502	463	546
Write down of goodwill	-	-	1,555
Write-off of acquired in-process R&D cost	-	-	528
Non-cash compensation expense	-	337	-
Total operating expenses	19,977	21,352	32,719

Income (loss) from operations	2,152	(409)	(19,225)

Other income (expense):
Foreign currency transaction gain (loss)	(239)	2	(34)
Interest expense	(127)	(1,294)	(640)
Interest and other income (expense), net	144	19	(18)
Total other (expense)	(222)	(1,273)	(692)

Income (loss) before taxes	1,930	(1,682)	(19,917)
Provision for income taxes	74	54	18
Net income (loss)	$ 1,856	$ (1,736)	$ (19,935)

Net income (loss) per share:
Basic	$ 0.16	$ (0.17)	$ (2.16)
Diluted	$ 0.12	$ (0.17)	$ (2.16)

Weighted shares used in per share calculations
Basic	11,369	10,178	9,209
Diluted	15,333	10,178	9,209

The accompanying notes are an integral part of these consolidated statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Accumulated Deficit	Shareholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 1997	--	--	8,993,618	42,980	(23,680)	19,300

ESPP and exercises of stock options and warrants	--	--	210,934	734	--	734

Issuance of common stock to shareholders of Soft Mountain	--	--	245,586	645	--	645

Issuance of common stock to Special Situations Fund	--	--	700,000	1,368	--	1,368

Net loss	--	--	--	--	(19,935)	(19,935)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	--	--	--	--	(257)	(257)
Comprehensive loss	--	--	--	--	(20,192)	(20,192)

Balance at December 31, 1998	--	--	10,150,138	45,727	(43,872)	1,855

ESPP and exercises of stock options and warrants	--	--	380,795	768	--	768

Issuance of common stock to shareholders of Soft Mountain	--	--	30,000	148	--	148

Issuance of preferred stock and warrants to investors in exchange for cash and notes payable	1,489,799	5,662	--	1,548	--	7,210

Non-cash compensation cost associated with the issuance of warrants for consulting services	--	--	--	337	--	337

Net loss	--	--	--	--	(1,736)	(1,736)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	--	--	--	--	6	6
Comprehensive loss	--	--	--	--	(1,730)	(1,730)

Balance at December 31, 1999	1,489,799	5,662	10,560,933	48,528	(45,602)	8,588

ESPP and exercises of stock options	--	--	812,207	2,352	--	2,352

Exercises of warrants	--	--	158,450	338	--	338

Conversion of preferred stock to common stock	(176,056)	(750)	352,112	750	--	--

Net income	--	--	--	--	1,856	1,856

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	--	--	--	--	87	87
Comprehensive income	--	--	--	--	1,943	1,943

Balance at December 31, 2000	1,313,743	$ 4,912	11,883,702	$ 51,968	$ (43,659)	$ 13,221

The accompanying notes are an integral part of these consolidated statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,856	$ (1,736)	$ (19,935)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,364	2,382	2,716
Write-off of acquired in-process R&D cost	-	-	528
Write down of goodwill	-	-	1,555
Non-cash compensation expense	-	337	-
Accrued discount/interest on Vertex note conversion	-	945	-
Allowance for doubtful accounts receivable	137	155	(857)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(4,421)	(1,555)	4,548
Other current assets	(338)	565	982
Other assets	169	242	33
Accounts payable	(30)	(1,613)	1,259
Accrued liabilities	(152)	(218)	(642)
Deferred revenue	403	(24)	(815)
Net cash used in operating activities	(12)	(520)	(10,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(555)	(35)	(1,989)
Proceeds from sale and maturities of short-term investments	-	-	6,114
Purchase of Versant India	-	(80)	-
Purchase of Soft Mountain, net of cash acquired	-	-	(136)
Net cash provided by (used in) investing activities	(555)	(115)	3,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	2,352	768	2,102
Proceeds from sale of preferred stock, net	-	970	-
Proceeds from sale of warrants	338	1,548	-
Net borrowings (payments) under short-term note and bank loan	(1,316)	(2,009)	1,797
Principal payments under capital lease obligations	(277)	(550)	(627)
Borrowings (principal payments) under long-term bank note, net	-	-	(106)
Net proceeds from long-term borrowings	-	-	3,320
Net cash provided by financing activities	1,097	727	6,486

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	87	7	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	617	99	(153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,663	3,564	3,717

 CASH AND CASH EQUIVALENTS AT END OF YEAR

	$ 4,280	$ 3,663	$ 3,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$ 137	$ 348	$ 378
Foreign withholding and state income taxes	47	54	18

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Capital lease obligations incurred for acquisition of equipment	$ -	$ -	$ 607
Issuance of common stock to shareholders of Soft Mountain	-	148	645
Issuance of warrants for consulting services	-	337	-
Conversion of notes payable to Series A Preferred Stock	-	3,619	-
Conversion of accrued interest and discount to Series A Preferred Stock	-	945	-
Conversion of Series A Preferred Stock to shares of common stock	750	-	-

The accompanying notes are an integral part of these consolidated statements.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

             The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency fluctuations, product concentration, and the ability to adequately finance its ongoing operations.

             As of December 31, 2000, the Company had achieved business volume sufficient to restore profitability and positive cash flow on an annual basis.  The Company operated at a net income of $1.9 million in 2000 and net losses of $1.7 million and $19.9 million in 1999 and 1998, respectively.  The Company did not achieve positive cash flow from operations in the second half of 2000.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts will be successful, if required.

2.       Summary of Significant Accounting Policies

Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and its subsidiaries located in the United Kingdom, France, Germany, Austrialia and India.  All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

             Certain reclassifications have been made to amounts in prior years to conform to the 2000 presentation.

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

Fair Value of Financial Instruments

             At December 31, 2000 and 1999, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximated fair values since they were short-term in nature. Short-term debt approximated fair value as it was short-term in nature or had stated interest rates based on current market rates.

             The Company estimates fair values of financial instruments by using available market information.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents

             The Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents.   Cash and cash equivalents consists of checking and money market accounts.

Property and Equipment

             Property and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2000	1999
Computer equipment	$ 6,666	$ 9,066
Furniture and fixtures	1,759	2,092
Software	680	1,165
Leasehold improvements	1,215	1,316
	10,320	13,639
Less—Accumulated depreciation and amortization	(6,165)	(8,161)
	$ 4,155	$ 5,478

             The Company had capital lease agreements for equipment with an original cost of  $1,856,000 at December 31, 2000 and 1999.  Accumulated depreciation of leased equipment was $1,753,000 and $1,446,000 at December 31, 2000 and 1999, respectively.

             Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Leased assets are amortized over the shorter of the estimated useful life or the lease term.

Amortization of Goodwill

             Amortization of goodwill related to the Company's acquisitions.  The goodwill associated with the acquisition of Versant Europe in 1997 (see note 9) was being amortized on a straight-line basis over seven years, but this estimate was changed in 1998 to a five-year period. The goodwill associated with the acquisition of Soft Mountain is amortized over five years (see note 10).  The Company will periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangible assets may warrant revision or that the remaining balance may not be recoverable.  When factors indicate that goodwill and other intangible assets should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if the impairment has occurred.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  If the Company determines an asset has been impaired, the impairment is recorded base on the fair value of the impaired asset.

Software Development Costs

             Under Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established.  Once established, these costs would be capitalized.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technologies.  Amounts that could have been capitalized under SFAS No. 86 were insignificant and, therefore, no costs have been capitalized to date.

Accrued Liabilities

             Accrued liabilities consisted of the following (in thousands):

	December 31,
	2000	1999
Payroll and related	$ 1,665	$ 1,676
Taxes payable	770	968
Deferred rent	371	359
Other	447	402
	$ 3,253	$ 3,405

Deferred Revenue

             Deferred revenue represents amounts received from customers under certain license, maintenance and nonrecurring engineering agreements for which the revenue earnings process has not been completed.

             Deferred revenue consisted of the following (in thousands):

	December 31,
	2000	1999
Maintenance	$ 3,524	$ 3,395
Development work	-	30
Training and consulting	191	85
Deferred license	198	-
	$ 3,913	$ 3,510

Foreign Currency Translation

             The functional currency of the Company's subsidiaries is the local currency.  Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date.  Revenues and expenses are translated at the average exchange rate prevailing during the period.  Gains and losses resulting from the translation of the financial statements are included in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity.  Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.

Revenue Recognition

             The Company adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition."  Revenue consists mainly of revenue earned under software license agreements and maintenance agreements and for consulting and training activities.

             Revenue from perpetual software license agreements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable.  The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists.  If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element.  If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.  If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

             Revenue from annual maintenance and support arrangements are deferred and recognized ratably over the term of the contract.  Revenue from consulting and training are recognized when the services are performed and collection is deemed probable.

             During 1998, the Company entered into contracts with certain of its customers that require the Company to perform development work in return for nonrecurring engineering fees.  Revenue related to these non-recurring engineering fees is generally recognized on a percentage of completion basis.  There were no such contracts during 2000 or 1999.

             Cost of license revenue consists principally of product royalty obligations, product packaging, freight, users manuals, product media, production labor costs and reserves for estimated bad debts.

             Cost of services revenue consists principally of compensation and related overhead costs for employees engaged in technical support and nonrecurring engineering work paid for by customers.

Comprehensive Income

             In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements.  Accumulated and other comprehensive income (loss) presented in the accompanying consolidated balance sheets consist of the cumulative foreign currency transaction adjustments.

Net Income (Loss) Per Share

             Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of other shares.  The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method.  Dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

             The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
FOR THE YEAR ENDED 1998:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$ (19,935)	9,209	$ (2.16)

FOR THE YEAR ENDED 1999:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$ (1,736)	10,178	$ (0.17)

FOR THE YEAR ENDED 2000:
Basic net income per share:
Income attributable to holders of common stock	$ 1,856	11,369	$ 0.16

Common shares issuable upon exercise of stock options (treasury stock method)	-	306	-
Common shares issuable upon exercise of warrants (treasury stock method)	-	941	-
Common shares issuable upon exercise of preferred warrants (treasury stock method)	-	2,717	-
Diluted net income per share:
Income attributable to holders of common stock	$ 1,856	15,333	$ 0.12

Segment Information

             In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."  SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

             The Company is organized geographically and by line of business.  The Company has three major lines of business operating segments: license, support and consulting/training.  However, the Company also evaluates certain lines of business segments by vertical industries as well as by product categories.  While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

             The license line of business licenses object oriented database management software (ODBMS).  The ODBMS software can be classified into two broad categories: systems and development tools.  ODBMS enables users to create, store, retrieve and modify the various types of data stored in a computer system.  The support line of business provides customers with a wide range of support services that include on-site, telephone or internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing the ODBMS, as well as training classes on the use and operation of the Company’s products.

             The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

             The Company does not track assets by operating segments.  Consequently, it is not practicable to show assets by operating segment.

             The table below presents a summary of operating segments (in thousands):

	Year Ended December 31,
	2000	1999	1998
Revenues from unaffiliated customers:
License	$ 18,859	$ 17,074	$ 14,463
Support	5,437	5,780	4,428
Consulting and training	3,873	3,014	4,342
Total revenue	28,169	25,868	23,233

Gross Margin:
License	$ 18,042	$ 16,329	$ 11,617
Support	3,877	4,261	445
Consulting and training	210	353	1,432
Total gross margin	22,129	20,943	13,494

Other operating expenses	19,977	21,015	32,191
Acquired in-process R&D cost	-	-	528
Non-cash compensation expense	-	337	-
Other expense	(222)	(1,273)	(692)
Income (loss) before provision for income taxes	$ 1,930	$ (1,682)	$ (19,917)

             The table below presents the Company’s revenues by legal subsidiary (in thousands):

	Year Ended December 31,
	2000	1999	1998
Total revenues attributable to:
United States	$17,117	$13,287	$13,280
Germany	2,432	4,243	3,663
France	3,198	3,822	2,659
United Kingdom	4,280	3,568	2,411
Australia	1,142	948	1,220
Total	$28,169	$25,868	$23,233

             International sales are based on the country in which the revenue is derived.

             International sales by geographic region were as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
Europe	$ 9,910	$ 11,633	$ 8,733
Canada	182	74	286
Australia	487	398	825
Japan	635	530	226
Other	20	21	417
	$ 11,234	$ 12,656	$ 10,487

Concentration of Credit Risk

             Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company performs periodic credit evaluation of its customers' financial condition. The Company generally does not require collateral on accounts receivable because the majority of the Company's customers are large, well established companies.  The Company provides reserves for estimated credit losses in accordance with management's ongoing evaluation.

The Company had the following concentration of total revenue:

	Year Ended December 31,
	2000	1999	1998
Telecommunications	16%	30%	42%
Financial Services	14%	7%	15%

             In addition, e-business sector contributed to 33% of 2000 revenue and 13% of 1999 revenue and may include Telecommunications or Financial Services revenue.

             We had no customers that represented more than 10% of total revenue in 2000, 1999 or 1998.  We had one customer that represented 10.7% of our accounts receivable in 2000, and one customer that represented 15.1% of our accounts receivable in 1999.

3.       Recently Issued Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period.  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000.  To date, the Company has not entered into any derivative financial instrument contracts and does not currently engage in any hedging activities.  Thus, the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated results of operations or financial position.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000.  The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations or financial position.

             In March 2000, the Financial Accounting Standards Board issued Financial Standards Board Interpretation No. 44,  "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44").  FIN 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employees for APB No. 25 purposes, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.  The adoption of FIN 44 did not have a material effect on the Company's consolidated results of operations or financial position.

4.          Lease Obligations

             In November 1996, the Company entered into an agreement to lease its new corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007.  The terms of the lease provide for certain increases in rental payments during the lease term.  Rental expense under this agreement is recognized on a straight-line basis.  The Company also leases field office space in Europe and India, generally under multi-year operating lease agreements.  Consolidated rent expense for 2000, 1999 and 1998 was approximately $1,691,000, $1,743,000 and $2,043,000, respectively.

             The Company's future annual minimum lease payments at December 31, 2000 under non-cancelable operating leases were as follows (in thousands):

Year	Amount
2001	$1,474
2002	1,446
2003	1,479
2004	1,512
2005	1,545
Thereafter	2,598
$10,054

             The Company's future minimum lease payments required under capital leases at December 31, 2000 were as follows (in thousands):

Year	Amount
2001	$71
2002	42
Minimum lease payments	113
Less—amount representing interest (11.38%)	10
Present value of net minimum lease payments	103
Current maturities	63
Long term maturities	$40

5.          Term Loan and Line of Credit

             The Company maintains a revolving credit line with a bank that expires on June 1, 2001.   The maximum amount that can be borrowed under the line is $5.0 million.  As of December 31, 2000, $1.0 million of borrowings were outstanding under the line.  Borrowings under the line are limited to 80% of eligible accounts receivable and are secured by substantially all of the Company’s assets.  These borrowings bear interest at the bank’s base lending rate (9.50% at December 31, 2000) plus 2.0%.  The loan agreement contains certain financial covenants, which were renegotiated in March 2000 in relation to the year ending December 31, 2000, and also prohibits cash dividends and mergers and acquisitions without the bank’s prior approval. At December 31, 2000, the Company was in compliance with the new covenants.

             On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months.   The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998.  Borrowings under the loan are secured by all assets acquired using the proceeds of the loan, which to date have been of equipment and leasehold improvements.  The loan bears interest at the bank's base lending rate (9.50% at December 31, 2000) plus 2.5%.  The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval.  At December 31, 2000, the principal balance owing on this loan was $210,000 and the Company was in compliance with the covenants.  Additional short-term bank borrowings of $114,000 were outstanding as of December 31, 2000.

6.          Common Stock

             In September 1998, in connection with the Company’s acquisition of Soft Mountain, the Company agreed to register the 245,586 shares issued in that transaction with the SEC on Form S-3 by December 31, 1998 (see Note 10).  The shareholders of the Soft Mountain demanded that the Company repurchase these shares for approximately $1.1 million due to delays in the registration.  The Company disputed the right of the shareholders to receive this payment; however, the Company agreed to issue an additional 30,000 shares of common stock, with a value of $148,000.  This additional amount was treated as additional purchase price and capitalized as additional goodwill.  The additional goodwill is being amortized equally over the remaining four years of goodwill amortization.

7.          Stock Option and Stock Purchase Plans

1996 Equity Incentive Plan

             In May 1996, the Board adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan"), and the Company's shareholders approved the 1996 Equity Plan in June 1996.  The 1996 Equity Plan serves as the successor equity incentive program to the Company's 1989 Stock Option Plan.  The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors.  Options granted under the 1989 Stock Option Plan before its termination remain outstanding in accordance with their terms, but no further options have been granted under the 1989 Stock Option Plan since the Company's initial public offering.  Any authorized shares that are not issued or subject to outstanding grants under the 1989 Stock Option Plan will be available for grant and issuance in connection with future awards under the 1996 Equity Plan.  As of December 31, 2000, 4,913,826 shares of common stock had been authorized for issuance under the 1996 Equity Plan, and this includes any shares previously issuable under the 1989 Option Plan and non issuable under the 1996 Equity Plan.  As of December 31, 2000, 326,039 shares remain available for future option grants under the 1996 Equity Plan.

1996 Directors Stock Option Plan

             In May 1996, the Board adopted the 1996 Directors Stock Option Plan (the "Directors Plan"), and the Company's shareholders approved the Directors Plan in June 1996.  The Directors Plan provides for the grant of nonqualified stock options to non-employee directors of the Company, including automatic grants of options to purchase 10,000 shares of Common Stock to non-employee directors that were granted concurrently with the initial public offering, options to new non-employee directors to purchase 10,000 shares of Common Stock granted on the date on which the new director joins the Board and an additional option to purchase 5,000 shares of Common Stock to each eligible director on each anniversary date of his initial option grant under the Directors Plan if he has served continuously as a member of the Board since the date he was first granted an option under the Directors Plan.  The exercise price of all options granted under the Directors Plan is the fair market value of the Common Stock on the date of grant.  All options granted under the Directors Plan vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company.  As of December 31, 2000, the Company had authorized 125,000 shares of Common Stock for issuance under the Directors Plan.  At December 31, 2000, options for an aggregate of 92,500 shares were outstanding, of which options to purchase 57,500 shares were exercisable.

1989 Stock Option Plan

             The 1989 Stock Option Plan was succeeded by the 1996 Equity Plan during 1996.  Under the provisions of the 1989 Stock Option Plan, the Board of Directors granted either incentive or non-statutory stock options to employees, consultants, directors and officers to purchase Common Stock at an exercise price of not less than 100% of the fair value (as determined by the Board of Directors) of the shares on the date of grant, except that non-statutory options were granted at 85% of such fair value.  Options expire no later than ten years from the date of grant and generally vest over a period of five years.  As of December 31, 2000, no shares were available for grant under the 1989 Stock Option Plan.

SFAS No. 123

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

		2000	1999	1998

Net income (loss)	As Reported	$1,856	$(1,736)	$(19,935)
	Pro forma	$(1,623)	$(3,709)	$(21,987)
Basic net loss per share	As Reported	$0.16	$(0.17)	$(2.16)
	Pro forma	$(0.14)	$(0.36)	$(2.39)
Diluted net loss per share	As Reported	$0.12	$(0.17)	$(2.16)
	Pro forma	$(0.11)	$(0.36)	$(2.39)

             The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2000, 1999 and 1998:

	2000	1999	1998

Risk free interest rate	6.2%	5.6%	5.1%
Dividend yield	0%	0%	0%
Volatility	100%	80%	80%
Expected life	3 years	3 years	3 years
Weighted average fair value of options granted	$3.85	$1.22	$2.69

Option activity under all of the Company's option plans is as follows:

		Options Outstanding
	Options Available	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 1997	1,044,573	1,335,051	$8.01
Granted	(1,112,700)	1,112,700	4.84
Exercised	--	(27,257)	1.42
Repurchased	7,033	--	1.23
Canceled	381,445	(381,445)	7.59
Balance at December 31, 1998	320,351	2,039,049	$6.45
Authorized	250,000	--	--
Granted	(1,534,450)	1,534,450	2.20
Exercised	--	(62,990)	0.88
Repurchased	56,378	--	--
Canceled	1,093,029	(1,093,029)	6.68
Balance at December 31, 1999	185,308	2,417,480	$3.79
Authorized	1,000,000	--	--
Granted	(1,592,554)	1,592,554	5.93
Exercised	--	(722,408)	2.94
Repurchased	1,807	--	--
Canceled	763,978	(763,978)	5.01

Balance at December 31, 2000	358,539	2,523,648	$5.11

The following table summarizes information concerning outstanding and exercisable options at December 31, 2000.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price

From $1.00 to $1.50	226,776	8.17	$1.07	141,781	$1.07
From $2.00 to $2.66	410,101	8.53	2.43	319,452	2.43
From $3.15 to $5.03	809,743	9.33	4.37	81,608	4.33
From $5.25 to $6.94	576,374	7.95	5.90	292,988	6.16
From $7.25 to $10.00	468,585	8.73	8.15	265,238	8.12
From $18.00 to $18.75	32,069	6.50	18.13	29,564	18.14
From $1.00 to $18.75	2,523,648	8.63	4.99	1,130,631	5.11

1996 Employee Stock Purchase Plan

             In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), and the Company's shareholders approved the Purchase Plan in June 1996.  At that time, the Company reserved 650,000 shares of Common Stock for issuance under the Purchase Plan.  The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's Common Stock on the first or the last day of each offering period.

             On November 1, 1999, the Company signed an agreement with a public relations firm, to provide certain public relations services for the Company.  The Company agreed to compensate the firm for services rendered at a monthly rate of $5,000 per month, and as further compensation the Company issued warrants to purchase up to 125,000 shares of the Company’s common stock.  Warrants for 25,000 shares vested immediately and have an exercise price of $3.00 per share.  The remaining warrants for up to 100,000 shares were scheduled to vest in November 2003 with an exercise price of $10.00 per share unless certain target stock prices were achieved.  If these target stock prices were achieved, the exercise price of the warrants would be adjusted and vesting accelerated.  The public relations firm achieved a majority of its performance criteria during the fourth quarter of 1999.  As a result, the warrants were valued using the Black-Scholes valuation model at the dates when the performance criteria were met.  The Company recorded $337,000 to general and administrative expense in 1999 related to the warrants.  As of December 31, 2000, warrants for the all of the remaining 100,000 shares had vested and the exercise prices were reduced to a weighted average of $4.94 per vested share.  These warrants expire in November 2002.

Reserved for Future Issuance

             As of December 31, 2000, the Company had reserved shares of Common Stock for the following purposes:

Employee stock purchase plan	233,550
Stock options available for grant	358,539
Exercise of warrants outstanding	1,456,349
Exercise of stock options outstanding	2,523,648
4,572,086

8.          Income Taxes

             The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes.  The Company reported net income in 2000.  The Company incurred net operating losses in 1999 and 1998 and consequently paid no federal or state taxes based on income.  The Company did pay foreign withholding taxes during those periods. In 2000, we made payments of $27,000 in 2000 that were the result of estimated federal and state income tax due to using the alternative minimum tax method.

             The provision for income taxes consisted of the following (in thousands):

	Year Ending December 31,
	2000	1999	1998
Current:
Federal	$ —	$ —	$ —
State	—	—	—
Foreign withholding	47	54	18
Total current	47	54	18
Deferred:
Federal	23	—	—
State	4	—	—
Total deferred	—	—	—
Total provision for income taxes	$ 74	$ 54	$ 18

             The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

	December 31,
	2000	1999	1998

Benefit computed at federal statutory rate	$ (502)	$ (218)	$ (5,134)
State income taxes, net of federal benefit	--	--	--
Change in valuation allowance	502	218	5,134
Other	47	54	18
Provisions for income taxes	$ 47	$ 54	$ 18

Effective tax rate	--	--	--

             The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2000	1999	1998
Deferred tax asset:
Net operating loss carryforwards	$ 12,470	$ 12,246	$ 12,782
Tax credit carryforwards	2,714	2,408	2,259
Other	703	731	126
	15,887	15,385	15,167
Valuation allowance	(15,887)	(15,385)	(15,167)
Net deferred tax asset	$ --	$ --	$ --

             At December 31, 2000, the Company had federal and state net operating loss carryforwards of  $34.4 million and $7.6 million and tax credit carryforwards of $2.7 million expiring on various dates through 2020.  *Due to the company's history of operating losses through 1995 and in 1997, 1998 and 1999 and other factors, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $15.9 million has been recorded against the Company's net deferred tax assets of approximately $15.9 million.  The Company will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

9.          Acquisition of Versant Europe

             On March 26, 1997, the Company acquired 100% of the outstanding equity of Versant Europe, an independently owned distributor of the Company's products in Europe.  The Company paid $3.6 million to the shareholder of Versant Europe consisting of $2.0 million in cash and 167,545 shares of Common Stock valued at $9.75 per share.  The acquisition was accounted for using the purchase method of accounting.  Accordingly, the results of operations of Versant Europe were reflected in the consolidated financial statements commencing on the date of the acquisition.

             The acquisition of Versant Europe resulted in the Company's recording a goodwill representing the cost in excess of fair value of the net assets acquired in the amount of $3.3 million, which is being amortized over a five-year period.  We also acquired approximately $1.4 million of prepaid sublicense credits, which are being amortized and included in cost of license revenue in conjunction with associated license revenue transactions realized by Versant Europe in 1997 and 1998.  In the fourth quarter of 1998, the Company determined that the value of its goodwill had been impaired due to weaker than anticipated operating results in Europe.  Therefore, the Company recorded a “write-down of goodwill” charge of $1.6 million during 1998.  This charge represented the shortfall between revised estimated discounted projected cash flows for Versant Europe and the net book value of the goodwill.  As of December 31, 1998, the Company also changed its estimate of the future life of the goodwill from seven to five years.

10.        Acquisition of Soft Mountain

             On September 15, 1998, the Company acquired 100% of the outstanding equity of Soft Mountain S.A. (“Soft Mountain”), a French company, in return for approximately $136,000 in cash and 245,586 shares of Versant Common Stock, valued at $2.625 per share.  The Company also incurred approximately $300,000 in acquisition expenses.  The cash portion of the purchase price was funded by working capital. Soft Mountain developed event-driven middleware software solutions that combine object orientation and deterministic event processing in a distributed business system.

             The acquisition of Soft Mountain was accounted for using the purchase method of accounting and resulted in the Company's recording goodwill representing the cost in excess of fair value of the net assets acquired in the amount of $1.2 million, which is being amortized over a five year period.  The Company wrote off approximately $528,000 of in-process research and development (IPR&D) costs associated with the purchased software, as the software had not yet reached technological feasibility and had no alternative future use.  The amount allocated to IPR&D was estimated based upon the stage of completion of the project, the costs to complete the project, the expected future cash flow, the life cycle of the product ultimately developed and the associated risks.  If the product is not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods.   In November 1999, the Company issued an additional 30,000 shares of Common Stock to the original shareholders of Soft Mountain in connection with the acquisition.  This additional cost was added to the original goodwill amount and is being amortized equally over the remaining goodwill period.

11.        Vertex Note Conversion and Equity Financing

             In July 1999, the Company converted $3.8 million of principal and interest outstanding under a note payable to Vertex (an investor) into 902,946 shares of Series A Convertible Preferred Stock ("Series A Stock").  The Company had an initial $846,000 note discount associated with the Vertex convertible note that required the Company to recognize the differential value between market and below market equity conversion feature as a discount.  The discounted value was being amortized equally over the life of the note, as an interest expense in the statements of operations.  Upon the early conversion of the Note, the balance of the unamortized discount was charged to interest expense during the third quarter of 1999.  In addition, the Company sold 586,853 shares of Series A Stock to a Vertex affiliate and other investors for $2.5 million.  The holders of Series A Stock will generally vote with the holders of common stock provided that the Series A Stock is only entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A Stock is convertible.  The holders of Series A Stock were also provided with certain voting protective provisions.

             In connection with the issuance of Series A Stock, the Company issued warrants to purchase 1,489,799 shares of the Company's Common Stock for cash consideration of $73,357. In September 2000, 158,450 shares of Series A were converted to common shares for a total of $337,000.  The warrants have an exercise price of $2.13 per share, are immediately exercisable and expire upon the earlier of:

(1)	July 11, 2004;
(2)	an acquisition of the Company (whether by merger, consolidation, tender offer or otherwise) in which the Company’s shareholders prior to the acquisition own less than a majority of the surviving corporation, or the sale of all or substantially all of the Company’s assets; or
(3)	15 business days after the Company gives notice to the holder that the Company’s stock price has closed above $12.00 for forty-five consecutive business days.

             The fair value of the warrants was estimated to be approximately $1.5 million on the date of grant using the Black-Scholes option pricing model with the following assumptions:

(1)	risk free interest rate of 6.0%;
(2)	expected dividend yields of zero;
(3)	expected volatility factor of the market price of the common stock of 80%; and
(4)	an expected life of the warrants of two years.

             The Series A Stock has a liquidation preference in 1999 equal to 150% of the full amount paid for that stock with the preference increasing by an additional 50% per year over 2000 and 2001, so long as the Preferred Stock is outstanding.  The liquidation value of the Preferred Stock at December 31, 2000 was $11.2 million.

The shares eligible for resale upon execution of the warrants and conversion of the Preferred Stock have been registered under the Securities Act of 1933, under two separate registration statements on Form S-3.  Each investor also agreed not to purchase more than 100,000 additional shares in the Company without the Company's approval so long as such investor holds more than 5% of the Company's outstanding security.

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

13.        Legal Proceedings

             The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  Like its predecessors, the Second Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Second Amended Complaint seeks an unspecified amount of damages.  The Company vigorously deny the plaintiffs' claims and filed a motion to dismiss the Second Amended Complaint. The motion to dismiss the Second Amended Complaint was heard by the court on December 22, 2000 and as of this date, the court has not yet issued a decision. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

             On January 7, 2000, the Company gave 30 days' written notice to Buzzeo, Inc., one of the Company's customers, informing Buzzeo, Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Reseller Agreement”). The Company also demanded final payment of the promissory note in the amount of $762,966.56 and informed Buzzeo, Inc. of the Company's intention to pursue legal action in the event of non-payment. On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against the Company, seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Reseller Agreement, plus interest and costs.  On February 24, 2000, the Company filed a motion to dismiss the Reseller Agreement.  On February 28, 2000, the Company filed an answer and counterclaim seeking payment under the promissory note and the Agreement, of $715,309.44 plus interest and costs. On March 28, 2000, the Company filed a motion for summary judgement on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss finding the argument more appropriately addressed in the context of the motion for summary judgement. The Company submitted a motion for summary judgement to the court for consideration on February 12, 2001.  On March 19, 2001, the court granted the motion as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.  The motion to strike was denied.  Initial disclosures under discovery are required within 20 days of the order and all discovery is required to be completed within six months of the initial discovery disclosures.

14. Quarterly Information (unaudited):

             Summarized quarterly supplemental consolidated financial information for 2000 and 1999 is as follows:

	1999 Quarters Ended				2000 Quarters Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,
	(in thousands, except per share data)

Revenue	$6,250	$7,012	$6,697	$5,909	$6,504	$6,805	$8,019	$6,841

Gross profit	4,799	5,699	5,595	4,850	5,331	5,680	6,245	4,873

Net income (loss)	(1,370)	308	66	(740)	444	700	563	149

Basic net income (loss) per share	(0.14)	0.03	0.01	(0.07)	0.04	0.06	0.05	0.01

Diluted net income (loss) per share	(0.14)	0.03	0.01	(0.07)	0.03	0.05	0.04	0.01

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions Charged to Income	Deductions	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts and customer returns:
Year ended December 31, 1998	$666	857	1,188	$335
Year ended December 31, 1999	$335	155	76	$414
Year ended December 31, 2000	$414	421	284	$551

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.            Directors and Executive Officers of the Registrant.

             The information required by this Item is incorporated by reference to the sections entitled “Proposal No. 1—Election of Directors—Directors/Nominees,” “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2001 annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2001.

Item 11.            Executive Compensation.

             The information required by this Item is incorporated by reference to the sections entitled “Proposal No. 1—Election of Directors—Directors Compensation” and “Management” in the proxy statement for our 2001 annual meeting of shareholders, which we intend to file with the Securities and Exchange Commission on or before April 30, 2001.

Item 12.            Security Ownership of Certain Beneficial Owners and Management.

             The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2001 annual meeting of shareholders, which we intend to file with the Securities and Exchange Commission on or before April 30, 2001.

Item 13.            Certain Relationships and Related Transactions.

             The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the proxy statement for our 2001 annual meeting of shareholders, which we intend to file with the Securities and Exchange Commission on or before April 30, 2001.

PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	The following financial statements are filed in Item 8 of this report on Form 10-K:
Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	The following financial schedule is filed at the end of Item 8 of this report on Form 10-K:
Schedule II - Valuation and Qualifying Accounts and Reserves
	(3)	The exhibits filed herewith or incorporated by reference are listed in the “Exhibit Index” below.
(b)	No reports on Form 8-K were filed in the quarter ended December 31, 2000.
(c)	See Item 14(a)(3) above.
(d)	See Item 14(a)(2) above.

             With the exception of the information in Items 10, 11, 12 and 13 of Part III hereof incorporated by reference from our proxy statement, the proxy statement is not deemed to be filed as part of this Form 10-K.

SIGNATURES

             Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION
By:/s/ Lee McGrath Lee McGrath
Vice President-Finance and Administration
Date: March 30, 2001

             Power of Attorney

             By signing this Form 10-K below, I hereby appoint each of Nick Ordon and Lee McGrath as my attorneys-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission.  I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney.  I ratify and confirm all lawful actions taken, directly or indirectly, by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon	President, Chief Executive Officer and	March 30, 2001
Nick Ordon	Director

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

/s/ Lee McGrath	Vice President-Finance and Administration	March 30, 2001
Lee McGrath

ADDITIONAL DIRECTORS:

/s/ Shyam Rangole	Director	March 30, 2001
Shyam Rangole

/s/ William R. Shellooe	Director	March 30, 2001
William R. Shellooe

/s/ Bernhard Woebker	Director	March 30, 2001
Bernhard Woebker

/s/ William Henry Delevati	Director	March 30, 2001
William Henry Delevati

/s/ David Banks	Director	March 30, 2001
David Banks

EXHIBIT INDEX

EXHIBIT	TITLE
NUMBER
3.03 —	Registrant's Amended and Restated Articles of Incorporation filed following the closing of registrant's initial public offering(1)
3.05 —	Registrant's Amended and Restated Bylaws adopted prior to the closing of registrant's initial public offering(1)
3.06 —	Certificate of Amendment of Amended and Restated Articles of Versant Object Technology Corporation(2)
3.07 —	Registrant's Certificate of Determination dated July 12, 1999, incorporated by reference to the Company’s current report on Form 8-K (Exhibit 3.01) filed July 12, 1999.
10.03 —	Registrant's 1996 Directors Stock Option Plan, as amended, and related documents(3)**
10.04 —	Registrant's 1996 Employee Stock Purchase Plan, as amended, and related documents(4)**
10.05 —	Registrant's 401(k) Plan and addendum thereto(1)
10.09 —	Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH(1)*
10.10 —	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers(1)
10.14 —	Form of Amendment to Versant Corporation Stock Option Agreement(1)**
10.15 —	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et. al. and Versant Corporation(5)
10.16 —	Form of Letter Agreement dated October 22, 1997 between registrant and its executive officers(6)**
10.18 —	Letter Agreement dated November 26, 1997 between registrant and Nick Ordon(6)**
10.19 —	Revolving Credit Loan and Security Agreement dated May 15, 1997(2)
10.21 —	Variable Rate-Installment Note dated March 19, 1998(2)
10.22 —	Equipment Rider dated March 19, 1998(2)
10.23 —	Corporate Resolution and Incumbency Certification dated March 30, 1998(2)
10.24 —	Modification to Loan and Security Agreement dated May 6, 1998(2)
10.25 —	Waiver to Loan and Security Agreement Covenants Dated August 10, 1998(7)
10.26 —	Waiver to Loan and Security Agreement Dated August 11, 1998(7)
10.27 —	Loan and Security Agreement Consent and Amendment Dated October 16, 1998(6)
10.28 —	Vertex Note Purchase Agreement Dated October 16, 1998(10)
10.29 —	Vertex Convertible Secured Subordinated Promissory Note Dated October 16, 1998(8)
10.30 —	Vertex Security Agreement Dated October 16, 1998(8)
10.31 —	Vertex Registration Rights Agreement Dated October 16, 1998(6)
10.32 —	Vertex Subordination Agreement Dated October 16, 1998(8)
10.33 —	Special Situations Fund Common Stock and Warrant Purchase Agreement Dated December 28, 1998(8)
10.34 —	Special Situations Fund Stock Warrant Dated December 28, 1998(8)
10.35 —	Special Situations Fund Registration Rights Agreement Dated December 28, 1998(8)
10.36 —	Modification to Loan & Security Agreement dated June 18, 1999 incorporated by reference to the Company’s previous quarterly report on Form 10-Q filed August 2, 1999.
10.37 —	Preferred Stock and Warrant Purchase Agreement entered into as of June 28, 1999 incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.01) filed July 12, 1999.
10.38 —	Form of Common Stock Purchase Warrant 1999 incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.02) filed July 12, 1999.
10.39 —	Debt Cancellation Agreement between the Company and Vertex Technology Fund, Inc incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.03) filed July 12, 1999.
10.40 —	Supplement to Registration Rights Agreement among the Company and the parties listed on the Schedule of Investors attached thereto incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.04) filed July 12, 1999.

10.41 —	1996 Equity Incentive Plan, Amended as of January 19,2000(9)
10.42 —	Public Relations Firm Agreement Dated November 1,1999(9)
10.43 —	Bank Covenant Waiver Dated January 1, 2000(9)
10.44 —	Bank Financial Covenant Modifications Dated March 16, 2000(9)
10.45 —	Bank Financial Covenant Modifications Dated January 31, 2000(9)
10.46 —	Bank Financial Covenant Modifications Dated April 19, 2000(9)
10.47 —	Bank Financial Covenant Modifications Dated July 25, 2000(9)
10.48 —	Bank Financial Covenant Modifications Dated October 18, 2000(9)
23.01 —	Consent of Arthur Andersen LLP, Independent Public Accountants(11)

1)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (file number 333-4910-LA) filed with and declared effective by the Securities and Exchange Commission on July 17, 1996.

2)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998.Z
3)	Incorporated by reference to Exhibit 4.06 to the registrant's Registration Statement on Form S-8 (file number (333-29947) filed with the Securities and Exchange Commission on June 24, 1997.
4)	Incorporated by reference to Exhibit 4.07 to the registrant's Registration Statement on Form S-8 (file number (333-29947) filed with the Securities and Exchange Commission on June 24, 1997.
5)	Incorporated by reference to the registrant’s Form 10-KSB for the quarter ended December 31, 1997, filed with the Securities and Exchange Commission on April 3, 1998.
6)	Incorporated by reference to the registrant's Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.
7)	Incorporated by reference to the registrant’s Form 10-KSB for the quarter ended December 31, 1998, filed with the Securities and Exchange Commission on April 3, 1999.
8)	Incorporated by reference to the registrant’s Form 10-KSB for the quarter ended December 31, 1999 filed with the Securities and Exchange Commission on April 3, 1999.

*	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.
**	Management contract or compensatory plan.