Form 10-Q
period 2001-03-31
VERSANT CORP
filed 2001-05-15
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Registrant's telephone number, including area code: (510) 789-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares of common stock, no par value, outstanding as of April 30, 2001:  11,985,287

VERSANT CORPORATION
FORM 10-Q
Quarterly Period Ended March 31, 2001

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$3,014	$4,280
Accounts receivable, net	7,896	11,562
Other current assets	1,023	1,091
Total current assets	11,933	16,933

Property and equipment, net	3,979	4,155
Other assets	-	21
Goodwill	1,274	1,393
Total assets	$17,186	$22,502

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$88	$1,324
Current portion of capital lease obligations	65	63
Accounts payable	906	688
Accrued liabilities	3,054	3,253
Deferred revenue	3,105	3,742
Total current liabilities	7,218	9,070

Long-term liabilities, net of current portion:
Deferred revenue	113	171
Capital lease obligations	23	40
Total liabilities	7,354	9,281

Shareholders' equity:
Preferred stock	4,912	4,912
Common stock	52,189	51,968
Accumulated deficit	(47,356)	(43,771)
Cumulative other comprehensive income	87	112
Total shareholders' equity	9,832	13,221

Total liabilities and shareholders’ equity	$17,186	$22,502
* Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue:
License	$1,606	$4,721
Services	3,608	1,783
Total revenue	5,214	6,504

Cost of revenue:
License	361	114
Services	2,809	1,059
Total cost of revenue	3,170	1,173

Gross profit	2,044	5,331

Operating expenses:
Marketing and sales	2,777	2,103
Research and development	1,698	1,674
General and administrative	857	917
Amortization of goodwill	123	126
Total operating expenses	5,455	4,820

Income (loss) from operations	(3,411)	511

Other expense	(127)	(48)

Income (loss) before taxes	(3,538)	463

Provision for taxes	47	19
Net income (loss)	$(3,585)	$444

Basic net income (loss) per share	$(0.30)	$0.04
Diluted net income (loss) per share	$(0.30)	$0.03

Basic weighted average common shares	11,933	10,860
Diluted weighted average common shares	11,933	15,564

The accompanying notes are an integral part of these condensed consolidated statements

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,585)	$444
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	491	623
Provision for doubtful accounts	49	21
Changes in current assets and liabilities:
Accounts receivable	3,617	(1,649)
Other current assets	68	317
Other assets	40	84
Accounts payable	218	198
Accrued liabilities	(218)	(729)
Deferred revenue	(695)	62
Net cash used in operating activities	(15)	(629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(196)	(139)
Net cash used in investing activities	(196)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	221	1,150
Principal payments under capital lease obligations	(19)	(127)
Payments on short-term debt	(1,236)	(1, 634)
Net cash used in financing activities	(1,034)	(611)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21)	(107)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,266)	1,486
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,280	3,663
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,014	$2,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$19	$52
Foreign withholding and state income taxes	137	19

The accompanying notes are an integral part of these condensed consolidated financials statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   Basis of Presentation

             The condensed consolidated financial statements included herein have been prepared by Versant Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000 filed with the SEC. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any other future period.

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

             The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency fluctuations, product concentration and the ability to adequately finance its ongoing operations.

             To date, the Company has not achieved business volume sufficient to restore consistent positive cash flow on a quarterly basis.  The Company generated a net loss of $3.6 million for the quarter ended March 31, 2001, a net income of  $1.9 million for the year ended December 31, 2000 and a net loss of $1.7 million for the year ended December 31, 1999.  *Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that such efforts will be successful, if required.

3.   Summary of Significant Accounting Policies

Revenue Recognition

             The Company adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition."  Revenue consists mainly of revenue earned under software license agreements, maintenance arrangements and consulting and training activities.

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

             Cost of services revenue consists principally of compensation and related overhead costs for employees engaged in providing consulting and training services, technical support and nonrecurring engineering work paid for by customers.

Comprehensive Income (Loss)

             Comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders’ equity.  For the periods presented, comprehensive income is calculated as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net income (loss)	$(3,585)	$444
Foreign currency translation adjustments	(21)	(107)

Comprehensive income (loss)	$(3,606)	$337

Net Income (Loss) Per Share

             Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of other shares.  The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method.  Dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is anti-dilutive.

             The total number of options and warrants excluded from the diluted net loss per share computation for the three months ended March 31, 2001 were as follows (in thousands):

Three Months Ended March 31, 2001
Common shares issuable upon exercise of stock options	124
Common shares issuable upon exercise of warrants for common stock	359
Common shares issuable upon exercise of warrants for preferred stock	2,627
3,110

             The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
Basic and diluted net loss per share:
Income attributable to holders of common stock	$444	10,860	$.04

Common shares issuable upon exercise of stock options	-	421	-
Common shares issuable upon exercise of warrants for common stock	-	1,304	-
Common shares issuable upon exercise of warrants for preferred stock	-	2,979	-
Diluted net income per share:
Income attributable to holders of common stock	$444	15,564	$..03

FOR THE THREE MONTHS ENDED MARCH 31, 2001:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(3,585)	11,933	$(0.30)

5.   Segment Information

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

             The license line of business licenses object oriented database management software (VDS and enJin).  Versant software enables users to create, store, retrieve and modify the various types of data stored in a computer system.  The support line of business provides customers with a wide range of support services that include on-site, telephone or internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing the software, as well as training classes on the use and operation of the Company’s products.

             The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

             The Company does not track assets by operating segments.  Consequently, it is not practicable to show assets by operating segment.

             The table below presents a summary of operating segments (in thousands):

	Three Months Ended March 31,
	2001	2000
Revenues from Unaffiliated Customers
License	$1,606	$4,721
Support	1,215	1,206
Consulting & Training	2,393	577
Total Revenue	5,214	6,504

Gross Margin
License	1,245	4,607
Support	762	754
Consulting & Training	37	(30)
Total Gross Margin	2,044	5,331

Other Operating Expenses	5,455	4,820
Other Expense	(127)	(48)
Income (Loss) Before Provision for Income Taxes	$(3,538)	$463

             The table below presents the Company’s revenues by legal subsidiary (in thousands):

	Three Months Ended March 31,
	2001	2000
Total Revenues Attributable To:
United States	$3,540	$3,760
Germany	440	514
France	317	454
United Kingdom	611	1,543
Australia/Asia Pacific	306	233
Total	$5,214	$6,504

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

6.   Recently Issued Accounting Standards

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period.  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000.  To date, the Company has not entered into any derivative financial instrument contracts and does not currently engage in any hedging activities.  Thus, SFAS No. 133 did not have a material impact on its consolidated results of operations or financial position.

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

7.   Term Loan and Line of Credit

             The Company maintains a revolving credit line with a bank that expires on June 1, 2001.   The maximum amount that can be borrowed under the line is $5.0 million.  As of March 31, 2001 no borrowings were outstanding under the line.  Borrowings under the line would be limited to 80% of eligible accounts receivable and secured by substantially all of the Company’s assets. Borrowings bear interest at the bank’s base lending rate (8.00% at March 31, 2001) plus 2.0%.  The loan agreement contains certain financial covenants, which were renegotiated in March 2000 that also prohibits cash dividends and mergers and acquisitions without the bank’s prior approval. At March 31, 2001 certain of these covenants, which the Company was not in compliance with have been waived through such date.

             On March 19, 1998, the Company converted an interest only, variable rate note to a variable rate, term loan with principal and interest payable over 36 months.   The term loan covenants and interest rate were amended in conjunction with the new line of credit agreement in March 1998.  Borrowings under the loan were secured by all assets acquired using the proceeds of the loan, which to date have been of equipment and leasehold improvements.  The loan bears interest at the bank's base lending rate (8.00% at March 31, 2001) plus 2.5%.  The loan contains certain financial covenants and also prohibits cash dividends and mergers and acquisitions without the bank's prior approval.  At March  31, 2001, there was no  principal balance owing on this loan.  Additional short-term bank borrowings of $88,000 were outstanding as of March 31, 2001.

8.   Legal Proceedings

             The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Third Amended Complaint seeks an unspecified amount of damages.  The Company vigorously denies the plaintiffs' claims and intends to file a motion to dismiss the Third Amended Complaint.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

             On January 7, 2000, the Company gave 30 days' written notice to Buzzeo, Inc., one of the Company's customers, informing Buzzeo, Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Reseller Agreement”). The Company also demanded final payment of the promissory note in the amount of $762,966.56 and informed Buzzeo Inc. of the Company's intention to pursue legal action in the event of non-payment.  On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against the Company seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Reseller Agreement, plus interest and costs.  On February 24, 2000, the Company filed a motion to dismiss.  On February 28, 2000, the Company filed an answer and counterclaim seeking payment under the promissory note and the Reseller Agreement, of $715,309.44 plus interest and costs. On March 28, 2000, the Company filed a motion for summary judgement on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss finding the argument more appropriately addressed in the context of the motion for summary judgement.   On March 19, 2001, the court granted the motion for summary judgement as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.   Initial disclosures  have been initiated and all discovery is required to be completed by October 9, 2001.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-Q that contain these forward-looking statements and words such as “believe,” “anticipate,” “expect,” “intend” and similar expressions are also intended to identify forward-looking statements, but neither the asterisks nor these words are the exclusive means of identifying these statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2 and in our December 31, 2000 Form 10-K on file with the Securities and Exchange Commission, especially the section labeled “Risk Factors.”

Overview

             We were incorporated in August 1988 and commenced commercial shipments of our principal product, the Versant Developer Suite (VDS) formerly ODBMS, in 1991. Today we design, develop, market and support object management systems, including database management systems, data replication and middle-tier persistence for distributed computing environments such as the growing e-business marketplace.  In 2000, we focused on revenue growth in and marketing emphasis on our new e-business product suite, Versant enJin, and growth of our consulting and other services programs.   Substantially all of our revenue has been derived from:

(1)  sales of licenses for VDS and enJin;
(2)  related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with VDS and enJin;
(3)  sales of peripheral products for VDS and enJin; and
(4)  the resale of licenses, maintenance, training and consulting for third-party products that complement VDS and enJin.

             To assist users in developing and deploying applications based on VDS and Versant enJin, we offer a variety of services, including consulting, training and technical support.  We also offer a dedicated consulting practice for IBM WebSphere customers.  Under an agreement signed in late 2000, we allocate certain of our consultants to IBM and IBM sales representatives sell these consultants’ services.  *We believe that our services programs, including the IBM program, will help to generate incremental product revenue, especially from the sale of Versant enJin.

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

             VDS is also the foundation for Versant’s e-business product suite called Versant enJin.  Versant enJin is a Java development and runtime platform that provides Enterprise Java Bean (EJB) compliant application server integration for both IBM WebSphere and BEA WebLogic in order to accelerate Internet transactions.  In 2000, Versant began to offer VDS and Versant enJin as product suites, bundling together what had been separate existing components.  The major reason for the bundling was to simplify installation of the product and help customers deploy new applications more quickly.  For both product suites, the components include object-oriented programming language interfaces such as C++ and Java, XML (eXtended Markup Language) import and export capability and asynchronous replication for distributed environments.   For Versant enJin, Versant also bundles EJB integration with IBM WebSphere and BEA WebLogic and synchronization to update the back-end database system automatically.

             *Our future performance will depend in significant part on the continued growth of the e-business market and its dependence on highly scalable, high performance and reliable object-based technologies such as ours.  *The failure of our products to perform favorably in and become an accepted component of this market, or a slower than expected increase or a decrease in the volume of sales of our products and services to this same market, could have a material adverse effect on us.

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

             Our development, deployment and project license agreements and agreements with value-added resellers typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term, although certain licenses to value-added resellers are for a limited term and/or are limited to particular applications.  Revenue from perpetual license agreements is recognized upon shipment of the software if there is no significant modification of the software, payment is due within our normal payment terms, the fee is fixed and determinable and collection of the resulting receivable is deemed probable.  If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.  Maintenance revenue is deferred and recognized ratably over the term of the maintenance contract, which is typically twelve months.  Training and consulting revenue is recognized when a customer's purchase order has been received, the services have been performed and collection is deemed probable.

             We license VDS, Versant EnJin and peripheral products and sell associated services primarily through our direct sales force to end-user customers and value-added resellers.

             Worldwide headcount as of March 31, 2001 was 166 compared to the March 31, 2000 total of 110.

Results of Operations

             The following table sets forth the percentages that each statement of operations item represents of total revenue for the three months ended March 31, 2001 and 2000.

	Three Months Ended March 31,
	2001	2000

Revenue:
License	30.8%	72.6%
Services	69.2%	27.4%
Total revenue	100.0%	100.0%

Cost of revenue:
License	6.9%	1.8%
Services	53.9%	16.2%
Total cost of revenue	60.8%	18.0%

Gross profit	39.2%	82.0%

Operating expenses:
Marketing and sales	53.3%	32.3%
Research and development	32.6%	25.8%
General and administrative	16.4%	14.1%
Amortization of goodwill	2.4%	1.9%
Total operating expenses	104.7%	74.1%

Income (loss) from operations	(65.4%)	7.9%

Other expense	(2.5%)	(.8%)

Income (loss) before taxes	(67.9%)	7.1%

Provision for taxes	0.9%	0.3%

Net loss	(68.8%)	6.8%

Revenue

             Total consolidated revenue decreased 20% from $6.5 million in the first quarter of 2000 to $5.2 million in the first quarter of 2001. Record quarterly services revenues only partially offset the detrimental impact on our license revenues of an economic slowdown in our core markets. Our emphasis on electronic business or  “e-business” infrastructure yielded benefits with fifty percent of total revenue in the first quarter of 2001 attributable to this area. *Despite first quarter performance, we remain optimistic about growth in our services business and second half 2001 growth in enJin product sales, and we expect overall revenue growth from 2000 to 2001 to be in the range of 10% to 15%.

License revenue

             License revenue decreased 66% from $4.7 million in the first quarter of 2000 to $1.6 million in the first quarter of 2001. This decrease was primarily the result of customers’ decisions to delay software development projects, due in large part to the economic downtrend experienced in our core markets (especially telecommunications) during the first quarter of 2001.  License revenue decreased in the first quarter of 2001 to 31% of total revenue from 73% in the first quarter of 2000.  *We expect license revenue to represent between 50% to 60% of total 2001 revenues, a decrease over total year 2000 due to our plans to grow the consulting organization.

Services revenue

             Services revenue increased 102% from $1.8 million in the first quarter of 2000 to $3.6 million in the first quarter of 2001.  This increase was due to higher consulting revenue generated through our expanded in-house consulting organization and through sub-contracted partners from our Ignite program.  Services revenue increased to 69% of total revenue in the first quarter of 2001 compared to 27% of total revenue in the first quarter of 2000. *We expect service revenue to represent between 40% and 50% of total 2001 revenue, an increase over 2000 due to our plans to grow the consulting organization.

International sales

             International sales are based on the country in which the revenue is derived.  International revenue decreased in absolute terms by 39% to $1.7 million in the first quarter of 2001, from $2.7 million in the first quarter of 2000.  This decrease resulted primarily from lower license sales due to the economic conditions in our core markets alluded to above. The impact of this downturn affected international sales more than domestic sales and as a result international revenue as a percentage of total revenue decreased from 42.2% in first quarter of 2000 to 32.1% in first quarter of 2001.  *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries,which will require significant management attention and financial resources, and which may increase costs and impact margins unless increased revenue is achieved. *We expect international revenue to remain a significant percentage of total revenue.

Cost of Revenue and Gross Profit

             Total cost of revenue increased to $3.2 million in the first quarter of 2001 from $1.2 million in the first quarter of 2000.  This increase was mainly due to our increased services cost in the consulting area.  Total cost of revenue as a percentage of total revenue increased to 60.8% in the first quarter of 2001 from 18.0% in the first quarter of 2000.

             Cost of license revenue consists primarily of bad debt reserves, product royalty obligations, user manuals, product media and product packaging and secondarily of production labor and freight costs.  Cost of license revenue increased to $361,000 in the first quarter of 2001 compared to $114,000 in the first quarter of 2000.  This increase was primarily the result of bad debt expense and secondarily due to product royalty costs incurred upon the release of enJin.  As a result of these increased costs, cost of license revenue as a percentage of license revenue increased to 22.5% in the first quarter of 2001 from 2.4% in the first quarter of 2000.

             Cost of services revenue consists principally of personnel costs associated with providing consulting, training and technical support work paid for by customers. The increase in cost of services revenue to $2.8 million in the first quarter of 2001 from $1.1 million in the first quarter of 2000 was attributable to increased hiring and labor costs of our internal consulting organization and payments to our partners for sub-contracted engagements.  Cost of service revenue as a percentage of service revenue increased to 77.9% in the first quarter of 2001 from 59.4% in first quarter of 2000. This was due to the higher percentage of consulting revenues than last year, which contained a larger proportion of higher margin maintenance revenue.  *We expect our cost of service revenue for  2001 to be higher than 2000, both in absolute dollars as well as a percentage of service revenue, through headcount and supporting expense increases.  This increase is necessary to support our projected increases in service revenues and to support our increasing efforts in the consulting business, which we intend to expand in 2001.  *We believe that the increases in our e-business initiatives have given rise to substantial increased opportunities to support our customer base more effectively by offering additional consulting services, thereby reducing the need for our customers to find and train additional personnel to implement new e-business applications.

Marketing and Sales Expenses

             Marketing and sales expenses consist primarily of marketing and sales personnel costs, including sales commissions, recruiting, travel, sales offices, product descriptive literature, seminars, trade shows, advertising, product management, depreciation, occupancy expense, lead generation and mailings. Marketing and sales expense increased in the first quarter of 2001 to $2.8 million from $2.1 million in the first quarter of 2000.  This increase was primarily the result of increased headcount and additional marketing programs.  *We expect marketing and sales expenses for total year 2001 to increase  2000, in absolute dollar terms but remain relatively constant as a percent of total revenue, due to selective headcount additions and increased efforts to market our products to new business markets.  *However, if we increase our marketing and sales expenditures without corresponding increases in revenue, our results of operations would be adversely affected.  As a percentage of total revenue, marketing and sales expenses increased to 53.3% in the first quarter of 2001 from 32.3% in the first quarter of 2000 primarily due to increased expenditure and secondarily due to lower revenue in the first quarter of 2001.

Research and Development Expenses

             Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expense, travel and supplies. Research and development expenses for the first quarter of 2001 were approximately equal to those expenses for the first quarter of 2000 at $1.7 million. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development.  *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products.  *Due to our e-business efforts as well as ongoing improvements in our VDS and EnJin products we expect research and development expenses to increase slightly from 2000 to 2001 in absolute dollars but decline slightly as a percentage of total revenue.  *However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected.  To date, all research and development expenditures have been expensed as incurred.  As a percent of total revenue, research and development expenses increased to 32.6% in the first quarter of 2001 from 25.7% in the first quarter of 2000.  The increase as a percentage of total revenue was primarily due to lower revenue.

General and Administrative Expenses

             General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, and general management functions.  In addition, general and administrative expenses include outside legal, public relations, audit and external reporting costs.  The decrease in the first quarter of 2001 to $857,000 from $917,000 in the first quarter of 2000 was primarily attributable to lower legal fees associated with services and regulatory filings.  *We anticipate that general and administrative expenses for 2001 will increase over 2000 in absolute terms, but remain constant as a percentage of total revenue.  This anticipated increase is due to the need to rebuild part of the administrative staff that was reduced in 1999.  *However, if we increase our existing administration infrastructure without corresponding increases in revenue, our results of operations would be adversely affected.  As a percentage of total revenue, general and administrative expenses increased in the first quarter of 2001 to 16.4% from 14.1% in the first quarter of 2000 due to lower revenue.

Amortization of Goodwill

             The acquisition of Versant Europe in March 1997 resulted in our recording goodwill in the amount of $3.3 million, which is being amortized over a seven-year period.  Additionally, in 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years.  During the quarters ended March 31, 2001 and 2000, we amortized $46,650 and $47,100, respectively.  *We will amortize approximately $140,000 of additional goodwill in 2001.  See note 9 of the notes to our consolidated financial statements in our December 31, 2000 Form 10-K on file with the SEC.

             The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording goodwill in the amount of $1.2 million, which is being amortized over a five-year period.  In November 1999, we issued an additional 30,000 shares of common stock to the original shareholders of Soft Mountain in connection with the acquisition.  This additional cost was added to the original goodwill amount and is being amortized equally over the remaining goodwill period.  The addition to goodwill was valued at $149,000 and will be amortized at a rate of approximately $9,900 per quarter.  During quarters ended March 31, 2001 and 2000, we amortized $61,185 and $71,300 respectively.  *We will amortize approximately $184,000 of goodwill in 2001.  See note 10 of the notes to our consolidated financial statements in our December 31, 2000 Form 10-K on file with the SEC.

Liquidity and Capital Resources

             Cash and cash equivalents decreased from $4.3 million at December 31, 2000 to $3.0 million at March 31, 2001.  For the quarter ended March 31, 2001, our operating activities used $15,000 of cash and cash equivalents comprised of the net loss offset in part by non-cash depreciation and amortization costs and decreased receivables.  Investing activities used $196,000 for the purchase of capital equipment needed for operational activities.  Financing activities used net cash of  $1,034,000 due to the pay down of our revolving line of credit and regular principal payments on our bank and lease financing arrangements.

             Total assets decreased from $22.5 million at December 31, 2000 to $17.2 million at March 31, 2001.  The decrease in total assets was primarily due to the reduction in accounts receivable and cash.

             Total liabilities decreased from $9.3 million at December 31, 2000 to $7.3 million at March 31, 2001.  This decrease was primarily due to the pay down of our short term revolving line of credit, reduction of deferred liabilities, and secondarily to the reduced bank and lease debt partially offset by increases in accounts payable.

             Total shareholders’ equity decreased from $13.2 million at December 31, 2000 to $9.8 million at March 31, 2001.  This decrease was primarily due to the net loss.

             We maintain a revolving credit line with a bank that expires on June 1, 2001.   The maximum amount that can be borrowed under the line is $5.0 million.  As of March 31, 2001, no borrowings were outstanding under the line.  Borrowings under the line would be limited to 80% of eligible accounts receivable and would be secured by substantially all of our assets.  Any borrowings would bear interest at the bank’s base lending rate (8.00% at March 31, 2001) plus 2.0%.  The loan agreement contains certain financial covenants, which were renegotiated in March 2000, also prohibits cash dividends and mergers and acquisitions without the bank’s prior approval. At March 31, 2001, certain of these covenants with which we were not in compliance, had been waived through that date.

             *We believe that our current cash, cash equivalents and lines of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2001.  (At March 31, 2001 our commitments for capital expenditures were not material.) However there can be no assurance of this and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals.  Additional debt or equity financing, may be required, and may not be available to us on commercially reasonable terms, or at all.  *The sale of additional equity or convertible debt securities could result in dilution to our shareholders. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities.  *Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that in the event of such an acquisition or investment we will need to seek additional debt or equity financing.

             The actual cash resources required to successfully implement our business plan in year 2001 will depend upon numerous factors, including but not limited to those described in the following Risk Factors.

Risk Factors

             This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, and those set forth in our Form 10-K for the year ended December 31, 2000 that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

             Risks Related to Our Business

             We have limited working capital.  At March 31, 2001, we had $3.0 million in cash and cash equivalents and positive working capital of approximately $4.7 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *While we believe that our current cash, cash equivalents, lines of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2001, as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings.  From time to time, we have been in violation of covenants of our bank debt and there can be no assurance that our bank line of credit will be available if needed.  Additionally, when our line expires in June 1, 2001, there can be no assurance it will be renewed.  There can be no assurance any necessary equity or debt funding would be available to us on favorable terms, if at all.  Also, the sale of additional equity or convertible debt securities would result in dilution to our shareholders.

             Our revenue levels are unpredictable. * Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  These dramatic fluctuations result from a number of factors, including:

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

             We are repositioning our company to address a new marketplace. Up to now the majority of our revenues has been generated by VDS in the telecommunication and financial markets.  *However, we expect that future revenue growth will be generated mainly by our Versant enJin product, which has been developed to improve the performance of application servers in e-business applications for both large-scale enterprises and for Internet-based companies such as portals, e-marketplaces and b2b vendors. Our success in this marketplace depends on the continued growth of the application server market, this market’s acceptance of Versant enJin and our ability to deliver a reliable, competitively priced product, none of which is assured.

             We may not be able to manage costs given the unpredictability of our revenue.  We expended significant resources in 1999 and 2000 to build our infrastructure and hire personnel, particularly in our services and sales and marketing groups.  *We currently expect to continue to hire personnel during the remainder of 2001 in order to support anticipated higher revenue levels.   Consequently, we will continue to incur a relatively high level of fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

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

             We must defend against litigation.  We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted our motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted our motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiffs’ leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about us and our financial performance. The Third Amended Complaint seeks an unspecified amount of damages.  We vigorously deny the plaintiffs' claims and intend to file a motion to dismiss the Third Amended Complaint.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

             On January 7, 2000, we gave 30 days' written notice to Buzzeo, Inc., one of our customers, informing Buzzeo, Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Reseller Agreement”). We also demanded final payment of the promissory note in the amount of $762,966.56 and informed Buzzeo Inc. of our intention to pursue legal action in the event of non-payment. On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against us, seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Reseller Agreement, plus interest and costs.  On February 24, 2000, we filed a motion to dismiss.  On February 28, 2000, we filed an answer and counterclaim seeking payment under the promissory note and the Reseller Agreement, of $715,309.44 plus interest and costs. On March 28, 2000, we filed a motion for summary judgement on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss finding the argument more appropriately addressed in the context of the motion for summary judgement.   On March 19, 2001, the court granted the motion for summary judgement as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.   Initial disclosures have been initiated and all discovery is required to be completed by October 9, 2001.

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

             Stock ownership has become more concentrated and is subject to dilution.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex's filings with the SEC and assuming, as of March 31, 2001, 3,430,667 shares outstanding (including conversion of all outstanding preferred stock and exercise of all outstanding warrants), Vertex and its affiliates would own approximately 28.6% of our common stock.  We have registered 5,839,091 shares issuable upon conversion/exercise of the outstanding preferred stock and warrants.  The issuance of these shares would result in the dilution of other shareholders, and the sale of these shares could depress the market price of our stock.

             Risks Related To Our Industry

             We face competition in both our core business market and the e-business market.  In our core business, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (formerly Object Design, Inc.), Informix and its Illustra Information Technologies, Inc. subsidiary, Objectivity, Inc. and Poet Software Corporation.  In addition, our products compete with traditional relational database management systems such as those from Oracle, Computer Associates, Sybase, Informix, IBM and Microsoft.

             In the e-business market our competitors can be classified into two groups. Firstly, we compete with relational database companies, many of which have modified or are expected to modify their RDBM's to incorporate object-oriented interfaces and other functionality and which argue this object-relational functionality is an adequate solution for  integration with application servers. Secondly we face competition from object-oriented companies that provide components similar to those included in our enJin product offering, for example eXcelon, Persistence Software and TopLink. In order for our products to be well accepted in this marketplace, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become strategic on both sides.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Third Amended Complaint seeks an unspecified amount of damages.  The Company vigorously denies the plaintiffs' claims and intends to file a motion to dismiss the Third Amended Complaint.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

             On January 7, 2000, the Company gave 30 days' written notice to Buzzeo, Inc., one of the Company's customers, informing Buzzeo, Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Reseller Agreement”). The Company also demanded final payment of the promissory note in the amount of $762,966.56 and informed Buzzeo Inc. of the Company's intention to pursue legal action in the event of non-payment. On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against the Company, seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Reseller Agreement, plus interest and costs.  On February 24, 2000, the Company filed a motion to dismiss.  On February 28, 2000, the Company filed an answer and counterclaim seeking payment under the promissory note and the Reseller Agreement, of $715,309.44 plus interest and costs. On March 28, 2000, the Company filed a motion for summary judgement on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss finding the argument more appropriately addressed in the context of the motion for summary judgement.   On March 19, 2001, the court granted the motion for summary judgement as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.   Initial disclosures have been initiated and all discovery is required to be completed by October 9, 2001.

Item  5.  Other Information

             In April 2001, we hired Charles Wuischpard as Vice President, North American Sales.  Prior to joining Versant, Mr. Wuischpard was Managing Director at Perficient, an IBM Premier Business partner and leading Internet services firm specializing in enabling complex enterprise systems.  Mr Wuischpard also was the national sales executive at IBM responsible for the Websphere, Visualage and MQ product lines and brings over 15 years of IBM experience in a variety of engineering, sales and sales management roles.

Item  6.  Exhibits and Reports on Form 8-K

(a)

Exhibit No.       Exhibit Title

(b)        No reports on From 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Date: May 13, 2001	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

EXHIBIT     EXHIBIT TITLE
NUMBER

10.49 — Bank Financial Covenant Modifications Dated May 11, 2001(9)