Form 10-Q
period 2001-06-30
VERSANT CORP
filed 2001-08-14
CIK 865917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-28540
VERSANT CORPORATION
(Exact name of registrant as specified in its charter)

California	94-3079392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of common stock, no par value, outstanding as of July 31, 2001:  12,005,015

VERSANT CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2001

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2001	December 31, 2000

	(unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$5,456	$4,280
Accounts receivable, net	8,354	11,562
Prepaid and other current assets	927	1,091

Total current assets	14,737	16,933

Property and equipment, net	3,617	4,155
Other assets	-	21
Goodwill	1,155	1,393

Total assets	$19,509	$22,502

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$69	$1,324
Current portion of capital lease obligations	67	63
Accounts payable	1,288	688
Accrued liabilities	3,070	3,253
Deferred revenue	5,759	3,742

Total current liabilities	10,253	9,070

Long-term liabilities, net of current portion:
Deferred revenue	57	171
Capital lease obligations	6	40

. Total liabilities	10,316	9,281

Shareholders' equity:
Preferred stock	4,912	4,912
Common stock	52,237	51,968
Accumulated deficit	(48,065)	(43,771)
Cumulative other comprehensive income	109	112

Total shareholders' equity	9,193	13,221

.
Total liabilities and shareholders’ equity	$19,509	$22,502

* Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:
License	$2,098	$4,386	$3,704	$9,107
Services	6,115	2,419	9,723	4,202

Total revenue	8,213	6,805	13,427	13,309

Cost of revenue:
License	316	94	677	208
Services	3,843	1,031	6,652	2,090

Total cost of revenue	4,159	1,125	7,329	2,298

Gross profit	4,054	5,680	6,098	11,011

Operating expenses:
Marketing and sales	2,233	2,372	5,010	4,475
Research and development	1,659	1,419	3,357	3,093
General and administrative	700	930	1,557	1,847
Amortization of goodwill	122	125	245	251
Non-cash stock compensation	22	-	22	-

Total operating expenses	4,736	4,846	10,191	9,666

Income (loss) from operations	(682)	834	(4,093)	1,345

Other expense, net	(12)	(120)	(139)	(168)

Income (loss) before provision for taxes	(694)	714	(4,232)	1,177

Provision for taxes	12	14	59	33

Net income (loss)	$(706)	$700	$(4,291)	$1,144

Basic net income (loss) per share	$(0.06)	$0.06	$(0.36)	$0.10

Diluted net income (loss) per share	$(0.06)	$0.05	$(0.36)	$0.07

Basic weighted average common shares and common equivalent shares	11,993	11,253	11,963	11,056

Diluted weighted average common shares and common equivalent shares	11,993	15,166	11,963	15,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,291)	$1,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	994	1,222
Provision for doubtful accounts	(49)	17
Changes in operating assets and liabilities:
Accounts receivable	3,257	(2,009)
Prepaid and other current assets	164	165
Other assets	21	131
Accounts payable	600	(104)
Accrued liabilities	(183)	(529)
Deferred revenue	1,903	29

Net cash provided by operating activities	2,416	66

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(218)	(370)

Net cash used in investing activities	(218)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	269	1,114
Principal payments under capital lease obligations	(33)	(227)
Principal payments of short-term note and bank debt	(1,255)	(1,865)

Net cash used in financing activities	(1,019)	(978)

Effect of exchange rate changes on cash	(3)	(26)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,176	(1,308)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,280	3,663

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,456	$2,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$19	$28
Foreign withholding and state income taxes	-	2

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   Basis of Presentation

             The condensed consolidated financial statements included herein have been prepared by Versant Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any other future period.

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

             To date, the Company has not achieved business volume sufficient to restore consistent positive cash flow on a quarterly basis. The Company reported a net loss of $706,000 for the second quarter of 2001 and $4.3 million for the six month period ended June 30, 2001.  The Company generated a net income of $1.9 million for the year ended December 31, 2000 and a net loss of $1.7 million for the year ended December 31, 1999.  *Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that such efforts will be successful, if required.

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

             The Company adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition" and  (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  Revenue consists mainly of revenue earned under software license agreements, maintenance arrangements and consulting and training activities.

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

             For the quarter ended June 30, 2001, there were two customers that each contributed over 10% of quarterly revenues.

             Cost of license revenue consists primarily of product royalty obligations, bad debt reserves, user manuals, product media and packaging and to a lower extent, production labor and freight costs.

             Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support work paid for by customers.

Comprehensive Income (Loss)

             Comprehensive income (loss) includes unrealized gains and losses on foreign currency translation gains and losses that have been excluded from net income (loss) and reflected instead in shareholders’ equity.  For the periods presented, comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$(706)	$700	$(4,291)	$1,144
Foreign currency translation adjustment	(45)	82	(172)	(26)

Comprehensive income (loss)	$(751)	$782	$(4,463)	$1,118

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

             The total number of options and warrants excluded from the diluted net loss per share computation for the three and six months ended June 30, 2001 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Common shares issuable upon exercise of stock options	(572)	276	(224)	348
Common shares issuable upon exercise of warrants for common stock	-	1,010	179	1,157
Common shares issuable upon exercise of warrants for preferred stock	2,627	2,627	2,627	2,804

	2,055	3,913	2,582	4,309

             The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Basic and diluted net income per share:
Income attributable to holders of common stock	$700	11,253	$.06

Common shares issuable upon exercise of stock options	-	276	-
Common shares issuable upon exercise of warrants for common stock	-	1,010	-
Common shares issuable upon exercise of warrants for preferred stock	-	2,627	-
Diluted net income per share:
Income attributable to holders of common stock	$700	15,166	$.05

FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(706)	11,993	$(0.06)

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Basic and diluted net income per share:
Income attributable to holders of common stock	$1,144	11,056	$.10

Common shares issuable upon exercise of stock options	-	348	-
Common shares issuable upon exercise of warrants for common stock	-	1,157	-
Common shares issuable upon exercise of warrants for preferred stock	-	2,804	-
Diluted net income per share:
Income attributable to holders of common stock	$1,144	15,365	$.07

FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(4,291)	11,963	$(0.36)

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

             The Company is organized geographically and by line of business.  The Company has three major lines of business operating segments: licensing, maintenance and support and consulting and training.  However, the Company also evaluates certain lines of business segments by vertical industries as well as by product categories.  While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

             The licensing line of business licenses object oriented database management software (Versant Developer Suite (VDS) and enJin).  Versant software enables users to create, store, retrieve and modify the various types of data stored in a computer system.  The maintenance and support line of business provides customers with a wide range of support services that include on-site, telephone or internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing Versant's software, as well as training classes on the use and operation of the Company’s products.

             The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues from Unaffiliated Customers
License	$2,098	$4,386	$3,704	$9,107
Maintenance and Support	2,222	1,498	3,437	2,704
Consulting and Training	3,893	921	6,286	1,498

Total Revenue	$8,213	$6,805	$13,427	$13,309

Gross Margin
License	$1,782	$4,292	$3,027	$8,899
Maintenance and Support	1,896	1,131	2,658	1,885
Consulting and Training	376	257	413	227

Total Gross Margin	4,054	5,680	6,098	11,011

Profit Reconciliation:
Other Operating Expenses	4,736	4,846	10,191	9,666
Other Income (Expense)	(12)	(120)	(139)	(168)

Income (Loss) Before Provision for Income Taxes	$(694)	$714	$(4,232)	$1,177

The table below presents the Company’s revenues by legal subsidiary (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Total Revenues Attributable To:
United States/Canada	$6,327	$4,523	$9,859	$8,282
Germany	731	774	1,180	1,288
France	244	574	560	1,028
United Kingdom	764	639	1,375	2,182
Australia/Asia Pacific	147	295	453	529

Total	$8,213	$6,805	$13,427	$13,309

Concentration of Credit Risk

             Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable.  For the period ended June 30, 2001 there were two customers that had an outstanding balance that represented 28.7% and 10.9% of total accounts receivable.  The Company performs periodic credit evaluation of its customers' financial condition. The Company generally does not require collateral on accounts receivable because the majority of the Company's customers are large, well established companies.  The Company provides reserves for estimated credit losses in accordance with management's ongoing evaluation.

6.   Recently Issued Accounting Standards

             In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”.  Under this statement, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and if there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

             Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $490,000 based on anticipated amortization for 2002.  Goodwill amortization for the six months ended June 30, 2001 was approximately $245,000.

             In July 2001, the FASB also issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

7.   Term Loan and Line of Credit

             The Company secured a revolving credit line on June 28, 2001 that expires on May 15, 2002.   The maximum amount that can be borrowed under the line is $5.0 million. As of June 30, 2001, there were no borrowings under this line. Borrowings under the line would be limited to 80% of eligible accounts receivable and secured by substantially all of the Company’s assets.  Borrowings would bear interest at prime rate as published in the Wall Street Journal plus 2.0%.

8.   Legal Proceedings

             The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Third Amended Complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has filed a motion to dismiss the Third Amended Complaint.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

             On January 7, 2000, the Company gave 30 days' written notice to Buzzeo, Inc., one of the Company's customers, informing Buzzeo, Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Reseller Agreement”). The Company also demanded final payment of the promissory note in the amount of $762,966.56 and informed Buzzeo Inc. of the Company's intention to pursue legal action in the event of non-payment.  On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against the Company seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Reseller Agreement, plus interest and costs.  On February 24, 2000, the Company filed a motion to dismiss.  On February 28, 2000, the Company filed an answer and counterclaim seeking payment under the promissory note and the Reseller Agreement, of $715,309.44 plus interest and costs. On March 28, 2000, the Company filed a motion for summary judgment on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss, finding the argument more appropriately addressed in the context of the motion for summary judgment.   On March 19, 2001, the court granted the motion for summary judgment as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.   On May 9, 2001 Buzzeo, Inc. made an offer to settle the legal action consistent with Versant’s counterclaim. Versant accepted such offer and on May 22, 2001 filed a judgment in Versant’s favor for the full amount of the promissory note plus interest.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-Q that contain these forward-looking statements and words such as “believe,” “anticipate,” “expect,” “intend” and similar expressions are also intended to identify forward-looking statements, but neither the asterisks nor these words are the exclusive means of identifying these statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2, and in our December 31, 2000 Form 10-K on file with the Securities and Exchange Commission, especially the section labeled “Risk Factors.”

Overview

             We were incorporated in August 1988 and commenced commercial shipments of our principal product, the Versant Developer Suite (VDS) formerly ODBMS, in 1991. Today, we design, develop, market and support object management systems, including database management systems, data replication and middle-tier persistence for distributed computing environments such as the growing e-business marketplace.  In 2000, we focused on revenue growth in and marketing emphasis on our new e-business product suite, Versant enJin, and growth of our consulting and other services programs.   Substantially all of our revenue has been derived from:

(1)	sales of licenses for VDS and enJin;
(2)	related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with VDS and enJin;
(3)	sales of peripheral products for VDS and enJin; and
(4)	consulting, training, and the resale of licenses for third-party products that complement VDS and enJin.

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

             VDS is also the foundation for Versant’s e-business product suite called Versant enJin.  Versant enJin is a Java development and runtime platform that provides Enterprise Java Bean (EJB) compliant application server integration for both IBM WebSphere and BEA WebLogic in order to accelerate Internet transactions.  In 2000, we began to offer VDS and Versant enJin as product suites, bundling together what had been separate existing components.  The major reason for the bundling was to simplify installation of the product and help customers deploy new applications more quickly.  For both product suites, the components include object-oriented programming language interfaces such as C++ and Java, XML (eXtended Markup Language) import and export capability, and asynchronous replication for distributed environments.   For Versant enJin, Versant also bundles EJB integration with IBM WebSphere and BEA WebLogic and synchronization to update the back-end database system automatically.

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

             We license our products directly to end-users primarily through four types of licenses—development licenses, deployment server licenses, deployment client licenses and project licenses (which include development and deployment licenses)—and secondarily through test licenses, high availability licenses and fault tolerant server licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.  Before that customer may deploy an application it has developed under a development license, it must purchase at least one deployment server license and one deployment client license for each computer connected to the server that will run the application using the database management system.  If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application.  Pricing of VDS and Versant enJin varies according to several factors, including the computer platform on which the application will run and the number of users that will be able to access the server at any one time.  For certain applications, we offer deployment licenses priced on a per user basis.  We also license our products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

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

             Our development, deployment and project license agreements and agreements with value-added resellers typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term, although certain licenses to value-added resellers are for a limited term and/or are limited to particular applications.  Revenue from perpetual license agreements is recognized upon shipment of the software provided that there is no significant modification of the software, payment is due within our normal payment terms, the fee is fixed and determinable and collection of the resulting receivable is deemed probable.  If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.  Maintenance revenue is deferred and recognized ratably over the term of the maintenance contract, which is typically twelve months.  Training and consulting revenue is recognized when a customer's purchase order has been received, the services have been performed and collection is deemed probable.

             We license VDS, Versant enJin and peripheral products and sell associated services primarily through our direct sales force to end-user customers and value-added resellers.

             Worldwide headcount as of June 30, 2001 was 151 compared to 123 as of June 30, 2000.

Results of Operations

The following table sets forth the percentages that income statement items compare to total revenue for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
License	25.5%	64.5%	27.6%	68.4%
Services	74.5%	35.5%	72.4%	31.6%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
License	3.8%	1.4%	5.0%	1.6%
Services	46.8%	15.1%	49.5%	15.7%

Total cost of revenue	50.6%	16.5%	54.5%	17.3%

Gross profit	49.4%	83.5%	45.5%	82.7%

Operating expenses:
Marketing and sales	27.2%	34.9%	37.3%	33.6%
Research and development	20.2%	20.9%	25.0%	23.2%
General and administrative	8.5%	13.6%	11.6%	13.9%
Amortization of goodwill	1.5%	1.8%	1.8%	1.9%
Non-cash stock compensation	.3%	-	.3%	-

Total operating expenses	57.7%	71.2%	76.0%	72.6%

Income (loss) from operations	(8.3)%	12.3%	(30.5)%	10.1%

Other expense, net	(0.2)%	(1.8)%	(1.0)%	(1.3)%

Income (loss) before provision for taxes	(8.5)%	10.5%	(31.5)%	8.8%

Provision for taxes	0.1%	.2%	0.5%	0.2%

Net income (loss)	(8.6)%	10.3%	(32.0)%	8.6%

Revenue

             Total consolidated revenue increased 21% from $6.8 million in the second quarter of 2000 to $8.2 million in the second quarter of 2001and increased 1% from $13.3 million in the six months ended June 30, 2000 to $13.4 million in the six months ended June 30, 2001.  Record quarterly services revenues offset the decline in our license revenues due to the continuing economic slowdown in our core markets.   “E-business” revenue was 51% of total revenue in the second quarter of 2001. *Despite first quarter performance, we remain optimistic about maintaining our services business level and second half 2001 growth in enJin product sales, and we expect overall revenue growth from 2000 to 2001 to be in the range of 8% to 12%.

License revenue

             License revenue decreased 52% from $4.4 million in the second quarter of 2000 to $2.1 million in the second quarter of 2001 and decreased 59% from $9.1 million in the six months ended June 2000 to $3.7 million in the six months ended June 2001. The decrease from 2000 was primarily the result of customers’ decisions to delay software development projects, due in large part to the continuing economic downtrend experienced in our core markets (especially telecommunications) during the first half of 2001.  License revenue decreased in the second quarter of 2001 to 25% of total revenue from 64% in the second quarter of 2000.  *We expect license revenue to represent between 40% to 50% of total 2001 revenues, a decrease over total year 2000 due to lower than expected license revenue from our core markets over the first six months of 2001 and to our plans to grow the consulting organization.

Services revenue

             Services revenue increased 153% from $2.4 million in the second quarter of 2000 to $6.1 million in the second quarter of 2001 and increased 131% from $4.2 million in the six months ended June 30, 2000 to $9.7 million in the six months ended June 30, 2001. This increase was due to the continued concentration on consulting revenues through our in-house consulting organization as well as sub-contracted partners.  Services revenue increased to 75% of total revenue in the second quarter of 2001 compared to 36% of total revenue in the second quarter of 2000. *We expect service revenue to represent between 50% and 60% of total 2001 revenue due to the factors outlined under "License revenue" above.

International sales

             International sales are based on the country in which the revenue is derived.  International revenue decreased by 17% to $1.9 million in the second quarter of 2001, from $2.3 million in the second quarter of 2000 and decreased 29% to $3.6 million in the six months ended June 30, 2001, from $5.0 million in the six months ended June 30, 2000.  These decreases resulted primarily from lower license sales due to the economic conditions in our core markets alluded to above. The impact of this downturn affected international sales more than domestic sales and as a result international revenue as a percentage of total revenue decreased from 33.5% in the second quarter of 2000 to 23.0% in the second quarter of 2001.  *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries,which will require significant management attention and financial resources, and which may increase costs and impact margins unless increased revenue is achieved. *We expect international revenue to remain a significant percentage of total revenue.

Cost of Revenue and Gross Profit

             Total cost of revenue increased to $4.1 million in the second quarter of 2001 from $1.1 million in the second quarter of 2000 and increased to $7.3 million in the six months ended June 30, 2001 from $2.3 million in the same period for 2000.  These increases were mainly due to the predominance of services revenue in the overall revenue mix for the three months and the six months ended June 30, 2001.  Total cost of revenue as a percentage of total revenue increased to 50.6% in the second quarter of 2001 from 16.5% in the second quarter of 2000 and from 54.5% in the six months ended June 30, 2001 from 17.3% in the six months ended June 30, 2000.

             Cost of license revenue consists primarily of product royalty obligations, bad debt reserves, user manuals, product media and packaging and to a lesser extent, production labor and freight costs.  Cost of license revenue increased to $316,000 in the second quarter of 2001 compared to $94,000 in the second quarter of 2000.  This increase was primarily the result of amortizing product royalty costs incurred with the release of enJin.  As a result of these increased costs together with a lower license revenue base, cost of license revenue as a percentage of license revenue increased to 15.1% in the second quarter of 2001 from 2.1% in the second quarter of 2000 and increased to 18.3% in the six months ended June 30, 2001 from 2.3% in the six months ended June 30, 2000.

             Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support work paid for by customers.  Cost of services revenue increased to $3.8 million in the second quarter of 2001 from $1.0 million in the second quarter of 2000 and increased to $6.7 million in the six months ended June 30, 2001 from $2.1 million for the same period in 2000.  The increase in service costs is attributable to the hiring and labor costs of our internal consulting organization and payments to our partners for sub-contracted engagements.  Cost of service revenue as a percentage of service revenue increased to 62.8% in the second quarter of 2001 from 42.6% in second quarter of 2000 and increased to 68.4% in the six months ended June 30, 2001 from 49.7% in the same period for 2000 due to the higher concentration of consulting revenues in the overall services mix in 2001.  *We expect our cost of services revenue for 2001 to be higher than 2000, both in absolute dollars and as a percentage of services revenue, through headcount and supporting expense increases.  *This increase is necessary to support our projected increases in service revenues and to support our increasing efforts in the consulting business, which we intend to expand in 2001.  *We believe that the increases in our e-business initiatives have given rise to substantial increased opportunities to support our customer base more effectively by offering additional consulting services, thereby reducing the need for our customers to find and train additional personnel to implement new e-business applications.

Marketing and Sales Expenses

             Marketing and sales expenses consist primarily of marketing and sales labor costs, including sales commissions,  travel, sales offices, product descriptive literature, seminars, trade shows, advertising, product management, depreciation, occupancy expense, lead generation and mailings. Marketing and sales expense decreased in the second quarter of 2001 to $2.2 million from $2.4 million in the second quarter of 2000.  This decrease is the result of lower marketing program costs in the second quarter of 2001.  Marketing and sales expense increased to $5.0 million in the six months ended June 30, 2001 from $4.5 million in the six months ended June 30, 2000.  This increase was primarily the result of increased headcount.  *We expect marketing and sales expenses for 2001 to be at similar levels to 2000 in absolute dollar terms but to decline as a percent of total revenue, due to ongoing efforts to market our products to new business markets.  *However, if we maintain our marketing and sales expenditures without corresponding increases in revenue, our results of operations would be adversely affected.  As a percentage of total revenue, marketing and sales expenses decreased to 27.2% in the second quarter of 2001 from 34.9% in the second quarter of 2000 mainly due to increased revenue and increased to 37.3% for the six months ended June 30, 2001 from 33.6% for the same period in 2000 mainly due to increased cost.

Research and Development Expenses

             Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel expenses and supplies. Research and development expenses increased to $1.7 million in the second quarter of 2001 from $1.4 million in the second quarter of 2000 and increased to $3.4 million for the six months ended June 30, 2001 from $3.1 million for the same period in 2000 primarily as the result of increased headcount. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development.  *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products.  *Due to our e-business efforts as well as ongoing improvements in our VDS and enJin products, we expect research and development expenses to increase slightly from 2000 to 2001 in absolute dollars but remain relatively constant as a percentage of total revenue.  *However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected.  To date, all research and development expenditures have been expensed as incurred.  As a percent of total revenue, research and development expenses decreased slightly to 20.2% in the second quarter of 2001 from 20.9% in the second quarter of 2000 mainly due to increased revenue and increased slightly to 25.0% for the six months ended June 30, 2001 from 23.2% for the same period in 2000 mainly due to increased cost.

General and Administrative Expenses

             General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, and general management functions.  In addition, general and administrative expenses include outside legal, public relations, audit and external reporting costs. General and administrative expenses decreased to $700,000 in the second quarter of 2001 from $930,000 in the second quarter of 2000 mainly due to lower legal and accounting fees and decreased to $1.6 million for the six months ended June 30, 2001 from $1.8 million for the same period in 2000 for the same reason.  *We anticipate that general and administrative expenses for 2001 will increase over 2000 in absolute terms, but decrease slightly as a percentage of total revenue.  This anticipated increase in absolute dollars is due to the need to rebuild part of the administrative staff that was reduced in 1999.  *However, if we increase our existing administration infrastructure without corresponding increases in revenue, our results of operations would be adversely affected.  As a percentage of total revenue, general and administrative expenses decreased in the second quarter of 2001 to 8.5% from 13.6% in the first quarter of 2000 due to both increased revenue and decreased cost and decreased to 11.6% for the six months ended June 30, 2001 from 13.9% for the same period in 2000 mainly due to decreased cost.

Amortization of Goodwill

             The acquisition of Versant Europe in March 1997 resulted in our recording goodwill in the amount of $3.3 million, which is being amortized over a seven-year period.  In 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years.  During the quarters ended June 30, 2001 and 2000, we amortized $46,650 and $47,100, respectively.  *We will amortize approximately $93,300 of additional goodwill in 2001.  See note 9 of the notes to our consolidated financial statements in our December 31, 2000 Form 10-K on file with the SEC.

             The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording goodwill in the amount of $1.2 million, which is being amortized over a five-year period.  In November 1999, we issued an additional 30,000 shares of common stock to the original shareholders of Soft Mountain in connection with the acquisition.  This additional cost was added to the original goodwill amount and is being amortized equally over the remaining goodwill period.  The addition to goodwill was valued at $149,000 and will be amortized at a rate of approximately $9,900 per quarter.  During quarters ended June 30, 2001 and 2000, we amortized $68,000 and $71,100 respectively.  *We will amortize approximately $136,000 of additional goodwill in 2001.  See note 10 of the notes to our consolidated financial statements in our December 31, 2000 Form 10-K on file with the SEC.

Recent Pronouncements

             In July 2001, the FASB issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”.  Under this statement, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and if there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

             Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $490,000 based on anticipated amortization for 2002.  Goodwill amortization for the six months ended June 30, 2001 was approximately $245,000.

Liquidity and Capital Resources

             Cash and cash equivalents increased from $4.3 million at December 31, 2000 to $5.5 million at June 30, 2001.  For the six months ended June 30, 2001, our operating activities generated $2.4 million of cash and cash equivalents with our net loss being offset by non-cash depreciation and amortization, a decrease in accounts receivable and an increase in deferred revenue.  Investing activities used $218,000 over the six month period for the purchase of capital equipment needed for operational activities, and financing activities used cash of  $1.0 million due to the pay down of short term debt offset in part from sale of common stock.

             Total assets decreased from $22.5 million at December 31, 2000 to $19.5 million at June 30, 2001 primarily due to the reduction in accounts receivable.

             Total liabilities increased from $9.3 million at December 31, 2000 to $10.3 million at June 30, 2001 due to  increases in deferred revenue and accounts payable offset by a reduction in short term debt.

             Total shareholders’ equity decreased from $13.2 million at December 31, 2000 to $9.1 million at June 30, 2001 primarily due to the net loss.

             The Company secured a revolving credit line on June 28, 2001 that expires on May 15, 2002.   The maximum amount that can be borrowed under the line is $5.0 million.  Borrowings under the line would be limited to 80% of eligible accounts receivable and secured by substantially all of the Company’s assets. Borrowings would bear interest at prime rate as published in the Wall Street Journal plus 2.0%.

             *We believe that our current cash, cash equivalents and lines of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2001.  At June 30, 2001 our commitments for capital expenditures were not material.  However there can be no assurance of this and we are dependent upon future events, including our ability to obtain additional debt or equity financing, if financial results fall short of our goals.  Additional debt or equity financing, may be required, and may not be available to us on commercially reasonable terms, or at all.  *The sale of additional equity or convertible debt securities could result in dilution to our shareholders. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities.  *Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that in the event of such an acquisition or investment we will need to seek additional debt or equity financing.

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

             Risks Related to Our Business

             We have limited working capital.  At June 30, 2001, we had $5.5 million in cash and cash equivalents and positive working capital of approximately $4.5 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *While we believe that our current cash, cash equivalents, lines of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2001, as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings.  From time to time, we have been in violation of covenants of our bank debt, and there can be no assurance that our bank line of credit will be available if needed.  Additionally, when our line expires in May 2002, there can be no assurance it will be renewed.  There can be no assurance any necessary equity or debt funding would be available to us on favorable terms, if at all.  Also, the sale of additional equity or convertible debt securities would result in dilution to our shareholders.

             Our revenue levels are unpredictable. * Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  These dramatic fluctuations result from a number of factors, including:

•	the lengthy and highly consultative sales cycle associated with our products;
•	uncertainty regarding the timing and scope of customer deployment schedules of applications based on VDS and Versant enJin;
•	fluctuations in domestic and foreign demand for our products and services, particularly in the e-business, telecommunications and financial services markets;
•	the impact of new product introductions by us and our competitors;
•	our unwillingness to lower prices significantly to meet prices set by our competitors;
•	the effect of publications of opinions about us and our competitors and their products;
•	customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors; and
•	potential customers' unwillingness to invest in our products given our perceived financial instability.

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

             We are repositioning our company to address a new marketplace. Up to now the majority of our revenue has been generated by VDS in the telecommunication and financial markets.  *However, we expect that future revenue growth will be generated mainly by our Versant enJin product, which has been developed to improve the performance of application servers in e-business applications for both large-scale enterprises and for Internet-based companies such as portals, e-marketplaces and b2b vendors. Our success in this marketplace depends on the continued growth of the application server market, this market’s acceptance of Versant enJin and our ability to deliver a reliable, competitively priced product, none of which is assured.

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

             Our customer concentration increases the potential volatility of our operating results.  *A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  *The timing of these orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on our business.

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

             We must defend against litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and our financial performance. The Third Amended Complaint seeks an unspecified amount of damages.  We vigorously deny the plaintiffs' claims and have filed a motion to dismiss the Third Amended Complaint.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

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

             Stock ownership has become more concentrated and is subject to dilution.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex's filings with the SEC and assuming conversion of preferred shares and warrants Vertex and its' affiliates would beneficially own 4,009,428 shares of common stock. As a result, Vertex and its affiliates would own approximately 33.4% of our common stock.

             Risks Related To Our Industry

             We face competition in both our core business market and the e-business market.  In our core business, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (formerly Object Design, Inc.), Objectivity, Inc. and Poet Software Corporation.  In addition, our products compete with traditional relational database management systems such as those from Oracle, Computer Associates, Sybase, Informix, IBM and Microsoft.

             In the e-business market our competitors can be classified into two groups. Firstly, we compete with relational database companies, many of which have modified or are expected to modify their Relational Database Management Systems (RDBM's) to incorporate object-oriented interfaces and other functionality and which argue this object-relational functionality is an adequate solution for integration with application servers. Secondly we face competition from object-oriented companies that provide components similar to those included in our enJin product offering, for example eXcelon, Persistence Software and TopLink. In order for our products to be well accepted in this marketplace, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become strategic on both sides.

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

             *Our future success will depend in part on our ability to integrate our products with those of vendors providing complementary products.  Versant enJin and VDS must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end-user solution.  We may not receive the support of these third-party vendors, some of which may compete with us, in integrating our products with their products.

             We depend on our personnel,  for whom competition is intense.  Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business.  Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel.  Competition for such personnel is intense, especially in Silicon Valley where our headquarters are located, and we may not be able to attract, train and motivate such personnel.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Third Amended Complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and has filed a motion to dismiss the Third Amended Complaint.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

             On January 7, 2000, the Company gave 30 days' written notice to Buzzeo, Inc., one of the Company's customers, informing Buzzeo, Inc. that it was in default of a promissory note in favor of Versant dated January 13, 1999 and a Value Added Reseller Agreement between the parties dated June 27, 1997 (the “Reseller Agreement”). The Company also demanded final payment of the promissory note in the amount of $762,966.56 and informed Buzzeo Inc. of the Company's intention to pursue legal action in the event of non-payment.  On February 2, 2000, Buzzeo, Inc. filed a complaint in the United States District Court for the District of Arizona against the Company seeking damages based on an alleged breach of contract, implied covenant of good faith and fair dealing and the warranty under the Reseller Agreement, plus interest and costs.  On February 24, 2000, the Company filed a motion to dismiss.  On February 28, 2000, the Company filed an answer and counterclaim seeking payment under the promissory note and the Reseller Agreement, of $715,309.44 plus interest and costs. On March 28, 2000, the Company filed a motion for summary judgment on both the counterclaim and the complaint. On August 16, 2000, the court denied the motion to dismiss, finding the argument more appropriately addressed in the context of the motion for summary judgment.  On March 19, 2001, the court granted the motion for summary judgment as to liability only on the promissory note and denied the motion as to the amount due under the promissory note and in all other respects.  On May 9, 2001 Buzzeo, Inc. made an offer to settle the legal action consistent with Versant’s counterclaim. Versant accepted this offer and on May 22, 2001 we filed a judgment for the full amount of the promissory note plus interest.

Item 4.   Submission of Matters to a Vote of Security Holders

             We held our Annual Meeting of Shareholders on June 14, 2001.  Following are descriptions of the matters voted on and the results of such meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes

1. Election of Directors:
David Banks	11,980,103	—	—	142,407	—
William Henry Delevati	11,993,161	—	—	129,349	—
Nick Ordon	11,965,811	—	—	156,699	—
Shyam Rangole	11,995,601	—	—	126,909	—
William R. Shellooe	11,966,653	—	—	155,857	—
Bernhard Woebker	11,974,913	—	—	147,597	—

2. Amendments to our 1996 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by an aggregate of 1,500,000 shares.	3,774,597	556,071	625,819	—	7,166,023

3. Amendments to our 1996 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by an aggregate of 350,000 shares.	4,006,126	321,942	628,419	—	7,166,023

4. Amendments to our 1996 Directors Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan by 100,000 shares, increase the size of the initial grant to directors by 10,000 shares, and increase the size of the succeeding grants to directors by 5,000 shares.	3,843,060	472,028	641,399	—	7,166,023

5. Ratification of the appointment of Arthur Andersen LLP as our independent auditors for 2001.	12,054,241	54,895	13,374	—	—

Item  5.  Other Information

On July 19, 2001, Daniel L. Roberts was elected to our Board of Directors.  In connection with such election, which changed the composition of our audit and compensation committees.  The new members of our audit committee are Daniel L. Roberts, William Henry Delavati and Shyam Rangole, and the new members of our compensation committee are David Banks and William Henry Delavati.

Item  6.  Exhibits and Reports on Form 8-K

(a)
Exhibit No.	Exhibit Title

10.50	Business Loan Agreement (Asset Based) dated June 28, 2001 by and between the registrant and Greater Bay Bank.
10.51	Commercial Security Agreement dated June 28, 2001 by and between the registrant and Greater Bay Bank.

(b)	No reports on From 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION
Date: August 13, 2001	/s/ Lee McGrath

Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

EXHIBIT          EXHIBIT TITLE
NUMBER

10.50 — Business Loan Agreement (Asset Based) dated June 28, 2001 by and between the registrant and Greater Bay Bank.
10.51 — Commercial Security Agreement dated June 28, 2001 by and between the registrant and Greater Bay Bank.