Form 10-Q
period 2001-09-30
VERSANT CORP
filed 2001-11-14
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes ☒  No ☐

The number of shares of common stock, no par value, outstanding as of October 31, 2001:  12,130,803

VERSANT CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2001

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$4,391	$4,280
Accounts receivable, net	8,164	11,562
Prepaid and other current assets	1,297	1,091
Total current assets	13,852	16,933

Property and equipment, net	3,357	4,155
Other assets	-	21
Goodwill	1,037	1,393
Total assets	$18,246	$22,502

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$62	$1,324
Current portion of capital lease obligations	57	63
Accounts payable	1,159	688
Accrued liabilities	3,105	3,253
Deferred revenue	4,326	3,742
Total current liabilities	8,709	9,070

Long-term liabilities, net of current portion:
Deferred revenue	88	171
Capital lease obligations	-	40
Total liabilities	8,797	9,281

Shareholders' equity:
Preferred stock	4,912	4,912
Common stock	52,443	51,968
Accumulated deficit	(48,022)	(43,771)
Cumulative other comprehensive income	116	112
Total shareholders' equity	9,449	13,221

Total liabilities and shareholders’ equity	$18,246	$22,502

 * Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
License	$3,579	$5,785	$7,283	$14,892
Services	5,040	2,234	14,763	6,436
Total revenue	8,619	8,019	22,046	21,328

Cost of revenue:
License	190	183	867	391
Services	3,379	1,591	10,031	3,681
Total cost of revenue	3,569	1,774	10,898	4,072

Gross profit	5,050	6,245	11,148	17,256

Operating expenses:
Marketing and sales	2,589	3,099	7,599	7,574
Research and development	1,584	1,491	4,941	4,584
General and administrative	747	937	2,304	2,784
Amortization of goodwill	123	126	368	377
Non-cash stock compensation	-	-	22	-
Total operating expenses	5,043	5,653	15,234	15,319

Income (loss) from operations	7	592	(4,086)	1,937

Other income (expense), net	51	(8)	(88)	(176)

Income (loss) before provision for taxes	58	584	(4,174)	1,761

Provision for taxes	18	21	77	54

Net income (loss)	$40	$563	$(4,251)	$1,707

Basic net income (loss) per share	$.00	$0.05	$(0.35)	$0.15
Diluted net income (loss) per share	$.00	$0.04	$(0.35)	$0.11

Basic weighted average common shares and common equivalent shares	12,106	11,516	12,011	11,210
Diluted weighted average common shares and common equivalent shares	15,171	15,203	12,011	15,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,251)	$1,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,465	1,815
Provision for doubtful accounts	(50)	104
Changes in operating assets and liabilities:
Accounts receivable	3,448	(5,101)
Prepaid and other current assets	(206)	25
Other assets	21	154
Accounts payable	471	(231)
Accrued liabilities	(147)	413
Deferred revenue	500	66
Net cash provided by (used in) operating activities	1,251	(1,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(311)	(477)
Net cash used in investing activities	(311)	(477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	475	2,444
Principal payments under capital lease obligations	(46)	(260)
Principal payments of short-term note and bank debt	(1,262)	(2,102)
Net cash (used in) provided by financing activities	(833)	82

Effect of exchange rate changes on cash	(128)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111	(1,571)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,280	3,663

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,391	$2,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$20	$101
Foreign withholding and state income taxes	59	51

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Versant Corporation ("Versant" or the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending October 31, 2001, or any other future period.

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

To date, the Company has not achieved business volume sufficient to restore consistent positive cash flow on a quarterly basis. The Company reported a net income of $40,000 for the third quarter of 2001 and a net loss of $4.3 million for the nine month period ended September 30, 2001.  The Company generated a net income of $1.9 million for the year ended December 31, 2000 and a net loss of $1.7 million for the year ended December 31, 1999.  *Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that such efforts will be successful, if required.

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

For the quarter ended September 30, 2001, there were two customers that accounted for 25.5% and 11.6% of quarterly revenues, respectively.

Cost of license revenue consists primarily of product royalty obligations, bad debt reserves, user manuals, product media and packaging and to a lesser extent, production labor and freight costs.

Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support work paid for by customers.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on foreign currency translation gains and losses that have been excluded from net income (loss) and reflected instead in shareholders’ equity.  For the periods presented, comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$40	$563	$(4,251)	$1,707
Foreign currency translation adjustment	7	(103)	4	(128)
Comprehensive income (loss)	$47	$460	$(4,247)	$1,579

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

The total number of options and warrants excluded from the diluted net loss per share computation for the nine months ended September 30, 2001 were as follows (in thousands):

Nine Months Ended September 30,
2001

Common shares issuable upon exercise of stock options	0
Common shares issuable upon exercise of warrants for common stock	129
Common shares issuable upon exercise of warrants for preferred stock	2,627
2,756

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
Basic and diluted net income per share:
Income attributable to holders of common stock	$563	11,516	$.05

Common shares issuable upon exercise of stock options	-	277	-
Common shares issuable upon exercise of warrants for common stock	-	783	-
Common shares issuable upon exercise of warrants for preferred stock	-	2,627	-
Diluted net income per share:
Income attributable to holders of common stock	$563	15,203	$.04

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
Basic and diluted net loss per share:
Income attributable to holders of common stock	$40	12,106	$.00

Common shares issuable upon exercise of stock options	-	410	-
Common shares issuable upon exercise of warrants for common stock	-	28	-
Common shares issuable upon exercise of warrants for preferred stock	-	2,627	-
Diluted net income per share:
Income attributable to holders of common stock	$40	15,171	$.00

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
Basic and diluted net income per share:
Income attributable to holders of common stock	$1,707	11,210	$.15

Common shares issuable upon exercise of stock options	-	324	-
Common shares issuable upon exercise of warrants for common stock	-	1,032	-
Common shares issuable upon exercise of warrants for preferred stock	-	2,745	-
Diluted net income per share:
Income attributable to holders of common stock	$1,707	15,311	$.11

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(4,251)	12,011	$(0.35)

5.   Segment Information

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

The licensing line of business includes the Versant Developer Suite (VDS) and Versant enJin.  Each of these two product portfolios uses the Company’s 6th generation object data base management software as an essential core component. Versant software enables users to create, store, retrieve and modify the various types of data stored in a computer system.  The maintenance and support line of business provides customers with a wide range of support services that include on-site telephone or internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing Versant's software, as well as training classes on the use and operation of the Company’s products.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The Company does not track assets by operating segments.  Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
Revenues from Unaffiliated Customers
License	$3,579	$5,785	$7,283	$14,892
Maintenance and Support	1,308	1,352	4,745	4,056
Consulting and Training	3,732	882	10,018	2,380
Total Revenue	$8,619	$8,019	$22,046	$21,328

Gross Margin
License	$3,389	$5,602	$6,416	$14,501
Maintenance and Support	980	962	3,638	2,847
Consulting and Training	681	(319)	1,094	(92)
Total Gross Margin	5,050	6,245	11,148	17,256

Profit Reconciliation:
Other Operating Expenses	5,043	5,653	15,234	15,319
Other Income (Expense)	51	(8)	(88)	(176)
Income (Loss) Before Provision for Income Taxes	$58	$584	$(4,174)	$1,761

The table below presents the Company’s revenues by legal subsidiary (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
Total Revenues Attributable To:
United States/Canada	$5,969	$4,542	$15,826	$12,824
Germany	964	595	2,144	1,884
France	307	1,216	868	2,243
United Kingdom	1,015	1,407	2,390	3,589
Australia/Asia Pacific	364	259	818	788
Total	$8,619	$8,019	$22,046	$21,328

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable.  For the period ended September 30, 2001 there were two customers that had an outstanding balance that represented 25.6% and 11.6% of total accounts receivable.  The Company performs periodic credit evaluation of its customers' financial condition. The Company generally does not require collateral on accounts receivable because the majority of the Company's customers are large, well established companies.  The Company provides reserves for estimated credit losses in accordance with management's ongoing evaluation.

6.   Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”.  Under this statement, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach, except in certain circumstances, other intangible assets will continue to be valued and amortized over their estimated lives, in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting, and effective January 1, 2002, for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

Due to the Company's recent change in fiscal year end from December 31 to October 31, the Company will adopt SFAS 142 on November 1, 2002, at which time the Company will no longer amortize goodwill. Goodwill amortization for the nine months ended September 30, 2001 was approximately $367,000.

In July 2001, the FASB also issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of this Statement did not have a material impact on the financial position or the results of operations of the Company.

7.   Term Loan and Line of Credit

The Company secured a revolving credit line on June 28, 2001 that expires on May 15, 2002.   The maximum amount that can be borrowed under the line is $5.0 million. As of September 30, 2001, there were no borrowings under this line. Borrowings under the line would be limited to 80% of eligible accounts receivable and secured by substantially all of the Company’s assets.  Borrowings would bear interest at prime rate as published in the Wall Street Journal plus 2.0%.

8.   Legal Proceedings

The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Third Amended Complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and  filed a motion to dismiss the Third Amended Complaint, which was heard on September 21, 2001.  The court has not issued a decision as of this date.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

We have obtained a judgment on May 22, 2001 in the amount of  $715,309.44 plus interest thereon at the rate of ten percent (10%) per annum from March 31, 1999, until paid in our lawsuit against Buzzeo, Inc., a customer of the Company, for failure to make payments when due.  To date we have not been able to collect on this judgment.

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

Overview

We were incorporated in August 1988 and commenced commercial shipments of our principal product, the Versant Developer Suite (VDS), formerly ODBMS, in 1991. Today we design, develop, market and support object management systems, including database management systems, data replication and middle-tier persistence for distributed computing environments such as the growing e-business marketplace.  In 2000, we focused on revenue growth in and marketing emphasis on our new e-business product suite, Versant enJin, and growth of our consulting and other services programs.   Substantially all of our revenue has been derived from:

(1)	sales of licenses for VDS and enJin;
(2)	related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with VDS and enJin;
(3)	sales of peripheral products for VDS and enJin; and
(4)	consulting, training, and the resale of licenses for third-party products that complement VDS and enJin.

To assist users in developing and deploying applications based on VDS and Versant enJin, we offer a variety of services, including consulting, training and technical support.  We also offer a dedicated consulting practice for IBM WebSphere customers.  Under an agreement signed in late 2000, we allocate certain of our consultants to IBM, and IBM sales representatives sell these consultants’ services.  *We believe that our services programs, including the IBM program, will help to generate incremental product revenue, especially from the sale of Versant enJin.

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

VDS is also the foundation for Versant’s e-business product suite called Versant enJin.  Versant enJin is a Java development and runtime platform that provides Java 2 Enterprise edition (J2EE) compliant application server integration for both IBM WebSphere and BEA WebLogic in order to accelerate Internet transactions.  In 2000, we began to offer VDS and Versant enJin as product suites, bundling together what had been separate existing components.  The major reason for the bundling was to simplify installation of the product and help customers deploy new applications more quickly.  For both product suites, the components include object-oriented programming language interfaces such as C++ and Java, XML (eXtended Markup Language) import and export capability, and asynchronous replication for distributed environments.   For Versant enJin, Versant also bundles J2EE integration with IBM WebSphere and BEA WebLogic and synchronization to update the back-end database system automatically.

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

We license our products directly to end-users primarily through three types of licenses—development licenses, deployment server licenses and project licenses (which include development and deployment licenses)—and secondarily through test licenses that allow Versant software to run on a machine for testing purposes only, high availability licenses that allow our software to run on an additional machine that is only used in the case of a licensed machine failure and fault tolerant server licenses that provide transparent and automatic re-synchronization and allow our software to run on an additional machine in the case of a licensed machine failure.

Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.  Before that customer may deploy an application it has developed under a development license, it must purchase at least one deployment server license for each computer connected to the server that will run the application using the database management system.  If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application.  Pricing of VDS and Versant enJin varies according to several factors, including the type of license and the number of users that will be able to access the server at any one time.  For certain applications, we offer deployment licenses priced on a per user basis.  We also license our products on a project basis, where the customer simultaneously purchases development and deployment licenses for an entire project.

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

Worldwide headcount as of September 30, 2001 was 150 compared to 132 as of September 30, 2000.

Results of Operations

The following table sets forth the percentages that income statement items compare to total revenue for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
License	41.5%	72.1%	33.0%	69.8%
Services	58.5%	27.9%	67.0%	30.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
License	2.2%	2.3%	3.9%	1.8%
Services	39.2%	19.8%	45.5%	17.3%
Total cost of revenue	41.4%	22.1%	49.4%	19.1%

Gross profit	58.6%	77.9%	50.6%	80.9%

Operating expenses:
Marketing and sales	30.0%	38.6%	34.5%	35.5%
Research and development	18.4%	18.6%	22.4%	21.5%
General and administrative	8.7%	11.7%	10.5%	13.1%
Amortization of goodwill	1.4%	1.6%	1.7%	1.8%
Non-cash stock compensation	-	-	0.1%	-
Total operating expenses	58.5%	70.5%	69.2%	71.8%

Income (loss) from operations	0.1%	7.4%	(18.6)%	9.1%

Other expense, net	0.6%	(0.1)%	(0.4)%	(0.8)%

Income (loss) before provision for taxes	0.7%	7.3%	(19.0)%	8.3%

Provision for taxes	0.2%	.3%	0.3%	0.3%

Net income (loss)	0.5%	7.0%	(19.3)%	8.0%

Revenue

Total consolidated revenue increased 7% from $8.0 million in the third quarter of 2000 to $8.6 million in the third quarter of 2001 and increased 3% from $21.3 million in the nine months ended September 30, 2000 to $22.0 million in the nine months ended September 30, 2001. This increase was due to significant increases in service revenue, mostly offset by decreases in licenses revenue.

License revenue

License revenue decreased 38% from $5.8 million in the third quarter of 2000 to $3.6 million in the third quarter of 2001 and decreased 51% from $14.9 million in the nine months ended September 2000 to $7.3 million in the nine months ended September 2001. The decrease when compared with 2000 was primarily the result of customers’ decisions to delay software development projects, due to the continuing economic downtrend experienced in our core markets during 2001.  License revenue decreased in the third quarter of 2001 to 42% of total revenue from 72% in the third quarter of 2000. However, Q3 2001 license revenue grew 71% over Q2 2001.

Services revenue

Services revenue increased 126% from $2.2 million in the third quarter of 2000 to $5.0 million in the third quarter of 2001 and increased 129% from $6.4 million in the nine months ended September 30, 2000 to $14.8 million in the nine months ended September 30, 2001. This increase was due to our continued efforts to increase consulting revenues, through our in-house consulting organization as well as sub-contracted partners.  Services revenue increased to 58% of total revenue in the third quarter of 2001 compared to 28% of total revenue in the third quarter of 2000.

International sales

International sales are based on the country in which the revenue is derived.  International revenue decreased by 24% to $2.7 million in the third quarter of 2001, from $3.5 million in the third quarter of 2000 and decreased 27% to $6.2 million in the nine months ended September 30, 2001, from $8.5 million in the nine months ended September 30, 2000.  These decreases resulted primarily from lower license sales due to the economic conditions in our core markets alluded to above. The impact of this downturn, especially as it applies to the telecom industry, affected international sales more than domestic sales and, as a result, international revenue as a percentage of total revenue decreased from 43.4% in the third quarter of 2000 to 30.8% in the third quarter of 2001. "International revenue did, however, increase as a percentage of total revenue in the third quarter of 2001 from 23.1% in the second quarter of 2001."

Cost of Revenue and Gross Profit

Total cost of revenue increased to $3.6 million in the third quarter of 2001 from $1.8 million in the third quarter of 2000 and increased to $10.9 million in the nine months ended September 30, 2001 from $4.1 million in the same period for 2000.  These increases were mainly due to the predominance of services revenue in the overall revenue mix for the three months and the nine months ended September 30, 2001.  Total cost of revenue as a percentage of total revenue increased to 41.4% in the third quarter of 2001 from 22.1% in the third quarter of 2000 and to 49.4% in the nine months ended September 30, 2001 from 19.1% in the nine months ended September 30, 2000.

Cost of license revenue consists primarily of product royalty obligations, bad debt reserves, user manuals, product media and packaging and to a lesser extent, production labor and freight costs.  Cost of license revenue increased to $190,000 in the third quarter of 2001 compared to $183,000 in the third quarter of 2000.  This increase was primarily the result of amortizing product royalty costs incurred with the release of enJin.  As a result of these increased costs together with a lower license revenue base, cost of license revenue as a percentage of license revenue increased to 5.3% in the third quarter of 2001 from 3.2% in the third quarter of 2000 and increased to 11.9% in the nine months ended September 30, 2001 from 2.6% in the nine months ended September 30, 2000.

Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support work paid for by customers.  Cost of services revenue increased to $3.4 million in the third quarter of 2001 from $1.6 million in the third quarter of 2000 and increased to $10.0 million in the nine months ended September 30, 2001 from $3.7 million for the same period in 2000.  The increase in service costs is attributable to the hiring and labor costs of our internal consulting organization and payments to our partners for sub-contracted engagements.  Cost of service revenue as a percentage of service revenue decreased to 67.0% in the third quarter of 2001 from 71.2% in third quarter of 2000 due to hiring and practice start up costs incurred in 2000 and increased to 67.9% in the nine months ended September 30, 2001 from 57.2% in the same period for 2000 due to the higher concentration of consulting revenues in the overall services mix in 2001. *We believe that the increases in our e-business initiatives have given rise to substantial increased opportunities to support our customer base more effectively by offering additional consulting services, thereby reducing the need for our customers to find and train additional personnel to implement new e-business applications.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, including sales commissions,  travel, sales offices, product descriptive literature, seminars, trade shows, advertising, product management, depreciation, occupancy expense, lead generation and mailings. Marketing and sales expense decreased in the third quarter of 2001 to $2.6 million from $3.1 million in the third quarter of 2000.  This decrease is the result of lower marketing program costs in the third quarter of 2001.  Marketing and sales remained constant at $7.6 million in the nine months ended September 30, 2001 and in the nine months ended September 30, 2000.  If we maintain our marketing and sales expenditures without corresponding increases in revenue, our results of operations would be adversely affected.  As a percentage of total revenue, marketing and sales expenses decreased to 30.0% in the third quarter of 2001 from 38.6% in the third quarter of 2000 mainly due to decreased cost and decreased to 34.5% for the nine months ended September 30, 2001 from 35.5% for the same period in 2000 mainly due to increased revenue in 2001.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel expenses and supplies. Research and development expenses increased to $1.6 million in the third quarter of 2001 from $1.5 million in the third quarter of 2000 and increased to $4.9 million for the nine months ended September 30, 2001 from $4.6 million for the same period in 2000 primarily as the result of increased headcount. *We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development.  *Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. If we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected.  To date, all research and development expenditures have been expensed as incurred.  As a percent of total revenue, research and development expenses decreased slightly to 18.4% in the third quarter of 2001 from 18.6% in the third quarter of 2000 mainly due to increased revenue and increased slightly to 22.4% for the nine months ended September 30, 2001 from 21.5% for the same period in 2000 mainly due to increased cost.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, and general management functions.  In addition, general and administrative expenses include outside legal, public relations, audit and external reporting costs. General and administrative expenses decreased to $747,000 in the third quarter of 2001 from $937,000 in the third quarter of 2000 mainly due to lower legal and accounting fees and decreased to $2.3 million for the nine months ended September 30, 2001 from $2.8 million for the same period in 2000 for the same reason. If we increase our existing administration infrastructure without corresponding increases in revenue, our results of operations would be adversely affected.  As a percentage of total revenue, general and administrative expenses decreased in the third quarter of 2001 to 8.7% from 11.7% in the third quarter of 2000 and decreased to 10.5% for the nine months ended September 30, 2001 from 13.1% for the same period in 2000 mainly due to decreased cost.

Amortization of Goodwill

The acquisition of Versant Europe in March 1997 resulted in our recording goodwill in the amount of $3.3 million, which is being amortized over a seven-year period.  In 1998 we wrote down the Versant Europe goodwill by $1.6 million due to our revised estimated discounted cash flow over the next five years.  During the quarters ended September 30, 2001 and 2000, we amortized $46,650 and $47,100, respectively.  *Due to our recent change of fiscal year end to October 31, we will amortize one month, approximately $15,550 of additional goodwill in 2001.  See Note 9 of the notes to our consolidated financial statements in our December 31, 2000 Form 10-K on file with the SEC.

The acquisition of Soft Mountain in September 1998 resulted in our writing off $528,000 of in-process research and development expenses associated with the purchased software and recording goodwill in the amount of $1.2 million, which is being amortized over a five-year period.  In November 1999, we issued an additional 30,000 shares of common stock to the original shareholders of Soft Mountain in connection with the acquisition.  This additional cost was added to the original goodwill amount and is being amortized equally over the remaining goodwill period.  The addition to goodwill was valued at $149,000 and will be amortized at a rate of approximately $9,900 per quarter.  During quarters ended September 30, 2001 and 2000, we amortized $68,000 and $71,100 respectively.  *Due to the impairment testing performed in conjunction with our recent change of fiscal year end to October 31, we will write off the remaining goodwill for Soft Mountain, approximately $578,000, in October of 2001.  See Note 10 of the notes to our consolidated financial statements in our December 31, 2000 Form 10-K on file with the SEC.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”.  Under this statement, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach, except in certain circumstances, other intangible assets will continue to be valued and amortized over their estimated lives, in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting, and effective January 1, 2002, for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

Due to the Company's recent change in fiscal year end from December 31 to October 31, the Company will adopt SFAS 142 on November 1, 2002, at which time the Company will no longer amortize goodwill. Goodwill amortization for the nine months ended September 30, 2001 was approximately $367,000.

Liquidity and Capital Resources

Cash and cash equivalents increased from $4.3 million at December 31, 2000 to $4.4 million at September 30, 2001.  For the nine months ended September 30, 2001, our operating activities generated $1.3 million of cash and cash equivalents primarily due to non-cash depreciation and amortization and a decrease in accounts receivable.  Investing activities used $311,000 over the nine month period for the purchase of capital equipment needed for operational activities, and financing activities used cash of  $833,000 due to the pay down of short term debt offset in part from sale of common stock.

Total assets decreased from $22.5 million at December 31, 2000 to $18.2 million at September 30, 2001 primarily due to the reduction in accounts receivable.

Total liabilities decreased from $9.3 million at December 31, 2000 to $8.7 million at September 30, 2001 due a reduction in short term debt offset by increases in deferred revenue and accounts payable.

Total shareholders’ equity decreased from $13.2 million at December 31, 2000 to $9.4 million at September 30, 2001 primarily due to the net loss.

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

At September 30, 2001 our commitments for capital expenditures were not material.  *We believe that our current cash, cash equivalents and lines of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. However there can be no assurance of this and we are dependent upon future events, including our ability to obtain additional debt or equity financing, if financial results fall short of our goals.  Additional debt or equity financing, may be required, may not be available to us on commercially reasonable terms, or at all.  *The sale of additional equity or convertible debt securities could result in dilution to our shareholders. Even if we were able to obtain additional debt or equity financing, the terms of this financing may significantly restrict our business activities.  *Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that in the event of such an acquisition or investment we will need to seek additional debt or equity financing.

The actual cash resources required to successfully implement our business plan will depend upon numerous factors, including but not limited to those described in the following Risk Factors.

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

Risks Related to Our Business

We have limited working capital.  At September 30, 2001, we had $4.4 million in cash and cash equivalents and positive working capital of approximately $5.1 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *While we believe that our current cash, cash equivalents, lines of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings.  From time to time, we have been in violation of covenants of our bank debt, and there can be no assurance that our bank line of credit will be available if needed.  Additionally, when our line expires in May 2002, there can be no assurance it will be renewed.  There can be no assurance any necessary equity or debt funding would be available to us on favorable terms, if at all.  Also, the sale of additional equity or convertible debt securities would result in dilution to our shareholders.

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

A number of other factors make it impossible to predict our operating results for any period.  We ship our software to a customer upon receipt of the customer's order, and consequently we have little order backlog.  As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in that quarter.  Historically, we have recorded most of our revenue and booked most of our orders in the third month of each quarter, with a concentration of revenue and orders in the last few days of the quarter.  *We expect this trend to continue.  However, many of these factors are beyond our control.

Economic Situation.  The current economic situation in the United States and throughout the world has resulted in significant delays and/or reductions in purchasing by our customers and potential customers.  Should this situation continue, our operating results will likely be materially adversely affected.

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

We may not be able to manage costs given the unpredictability of our revenue.  We expended significant resources in 1999 and 2000 to build our infrastructure and hire personnel, particularly in our services and sales and marketing groups.  *We will continue to incur a relatively high level of fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

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

We must defend against litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiffs filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and our financial performance. The Third Amended Complaint seeks an unspecified amount of damages.  We vigorously deny the plaintiffs' claims and have filed a motion to dismiss the Third Amended Complaint.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

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

Stock ownership has become more concentrated and is subject to dilution.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex's filings with the SEC and assuming conversion of preferred shares and warrants Vertex and its affiliates would beneficially own 4,009,428 shares of common stock.  As a result, Vertex and its affiliates would own approximately 33.4% of our common stock.

Risks Related To Our Industry

We face competition in both our core business market and the e-business market.  In our core business, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (formerly Object Design, Inc.), Objectivity, Inc. and Poet Software Corporation.  In addition, our products compete with traditional relational database management systems such as those from Oracle, Computer Associates, Sybase,  IBM and Microsoft.

In the e-business market our competitors can be classified into two groups. First, we compete with relational database companies, many of which have modified or are expected to modify their Relational Database Management Systems (RDBM's) to incorporate object-oriented interfaces and other functionality and which argue this object-relational functionality is an adequate solution for integration with application servers. Second, we face competition from object-oriented companies that provide components similar to those included in our enJin product offering, for example eXcelon, Persistence Software and TopLink. In order for our products to be well accepted in this marketplace, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become strategic on both sides.

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

We have developed technology that will allow Versant enJin to support BEA WebLogic, IBM WebSphere and other J2EE based application servers; however, undiscovered bugs or errors may exist that prevent us from achieving the functionality we seek with such integrations.  In addition, because Java Bean containers are specific to each application server vendor and no standards have been adopted for these containers, we may not be able to take advantage of our existing development work when propagating our solution for other application server vendors.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff’s leave to amend.  Plaintiff’s filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Third Amended Complaint seeks an unspecified amount of damages. The Company vigorously denies the plaintiffs' claims and  filed a motion to dismiss the Third Amended Complaint, which was heard on September 21, 2001.  The court has not issued a decision as of this date.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company's results of operations and financial condition.

We obtained a judgment on May 22, 2001 in the amount of $ 750,000.00 in our lawsuit against Buzzeo, Inc., a customer of the Company, for failure to make payments when due.  To date we have not been able to collect on this judgment.

Item  5.  Other Information

On August 27, 2001 the Company's Board of Directors resolved to change the Company's fiscal year-end from December 31 calendar year-end to October.   The Compamy will file an Annual Report on Form 10-K on or before January 29, 2002 to cover the ten-month transition period from January 1, 2001 to October 31, 2001.

Item  6.  Exhibits and Reports on Form 8-K

(a)
Exhibit No.

Exhibit Title

None.

(b)	On September 10, 2001, the Company filed a report on Form 8-K reporting a resolution by the Company's Board of Directors to change the Company's fiscal year end from December 31 to October 31.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Date: November 12, 2001	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial Officer)