Form 10-Q/A
period 2001-09-30
VERSANT CORP
filed 2001-11-16
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,251)	$1,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,465	1,815
Provision for doubtful accounts	(50)	104
Changes in operating assets and liabilities:
Accounts receivable	3,448	(5,101)
Prepaid and other current assets	(206)	25
Other assets	21	154
Accounts payable	471	(231)
Accrued liabilities	(147)	413
Deferred revenue	500	66
Net cash provided by (used in) operating activities	1,251	(1,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(311)	(477)
Net cash used in investing activities	(311)	(477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	475	2,444
Principal payments under capital lease obligations	(46)	(260)
Principal payments of short-term note and bank debt	(1,262)	(2,102)
Net cash (used in) provided by financing activities	(833)	82

Effect of exchange rate changes on cash	4	(128)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111	(1,571)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,280	3,663

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,391	$2,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$20	$101
Foreign withholding and state income taxes	59	51

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

VERSANT CORPORATION

Date: November 14, 2001	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial Officer)