Form 10KT405
period 2001-10-31
VERSANT CORP
filed 2002-01-29
CIK 865917

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/ /	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

or

/x/	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 2001 to October 31, 2001.

Commission file number: 0-28540

VERSANT CORPORATION
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3079392 (I.R.S. Employer Identification No.)
6539 Dumbarton Circle, Fremont, California (Address of principal executive offices)	94555 (Zip code)

Registrant's telephone number, including area code: (510) 789-1500

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to Form 10-K. /x/

        As of December 31, 2001, the aggregate market value of the shares of common stock, no par value, held by non-affiliates of the Registrant (based on the closing price of $4.06 for the Registrant's common stock on the Nasdaq National Market on December 31, 2001), was approximately $44,738,123. This amount excludes 1,111,561 shares of common stock held by directors, officers and certain shareholders of the Registrant. Exclusion of shares held by any person should not be construed to indicate that that person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that that person is controlled by or is under common control with the Registrant.

        As of December 31, 2001, there were outstanding 12,130,803 shares of the Registrant's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the Registrant's 2002 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before February 28, 2002 are incorporated by reference in Part III of this Form 10-K.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Transition Period from January 1, 2001 to October 31, 2001

TABLE OF CONTENTS

        Versant® and enJin® are registered trademarks of our company in the United States and/or other countries. All other company product and service names may be trademarks or service marks of the respective company in the US and/or other counties.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, which are described throughout this Form10-K, including under "Revenues" and "Risk Factors" in Item 7 of this Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties. We have identified, using a preceding asterisk, various sentences within this Form 10-K which contain forward-looking statements, and words such as "believes," "anticipates," "expects," "intends" and similar expressions also are intended to identify forward-looking statements, but these are not the exclusive means of identifying these statements. In addition, the section labeled "Risk Factors" in Item 7 of this Form 10-K, which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

        In 2001, we focused on three major sales and product development initiatives: enhancement of and revenue growth in our sixth generation object database management system, Versant Developer Suite or VDS (formerly ODBMS); enhancement of, revenue growth in and marketing emphasis on our new e-business product suite, Versant enJin; and growth of our consulting programs. *We believe that Versant enJin represents a significant growth opportunity for us. In 2001, our sales for e-business uses represented 52% of our total revenue, an increase from 34% of our total revenue in 2000.

        *We believe that Versant enJin, a transaction accelerator for application servers, can play a significant role in building successful e-business applications. Information Systems (IS) architectures have evolved to support the development of new e-business applications through the deployment of Java 2 Enterprise Edition (J2EE) application servers. J2EE application server vendors, such as BEA WebLogic and IBM WebSphere, provide a "middle-tier" solution for managing distributed e-business applications over the Internet, while allowing enterprises to maintain and leverage their line-of-business databases on the "back-end." The growing popularity of application servers is supported by a report from IDC, an industry analyst firm, which predicts that, worldwide sales of application servers will grow to $17.9 in 2005 billion from $2.2 billion in 2000. Versant enJin accelerates Internet transactions for the application server environment with its patented caching algorithm, designed to manage distributed, complex, real-time environments and the unpredictable peak loads often found in e-business applications.

        To assist users in developing and deploying applications based on VDS and Versant enJin, we offer a variety of services, including consulting, training and technical support. We also offer a dedicated consulting practice for IBM WebSphere customers. Under an agreement signed in late 2000, we allocate certain of our consultants to IBM. Either IBM or Versant sales representatives sell these consultants' services. *We believe that our services programs, including the IBM program, will help to generate incremental product revenue, especially from the sale of Versant enJin.

        To accomplish these three major initiatives, we have placed a greater research and development focus on VDS and Versant enJin, increased personnel in our Versant professional services organization and our IBM WebSphere Consulting Practice and selectively added new sales personnel focused on selling Versant enJin. Additionally, we have focused our business development efforts on Versant enJin to develop and manage strategic alliances and consulting partners.

        Our initial flagship product was VDS, now a sixth generation object database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture. VDS enables users to store, manage and distribute information that we believe often cannot be supported effectively by traditional database technologies, including information of the following types:

  (1)
  abstract data, such as graphics, images, video, audio and unstructured text;

  (2)
  dynamic, highly interrelated data, such as network management data and advanced financial instruments; and

  (3)
  distributed, rapidly changing content in Internet-based applications.

        VDS is also the foundation for Versant's e-business product suite, Versant enJin. Versant enJin is a Java development and runtime platform designed to enhance performance and scalability of J2EE-compliant application servers such as IBM WebSphere and BEA WebLogic. In 2001, product enhancements included development of integrations for leading J2EE-based Integrated Development Environment (IDE) products such as Borland's JBuilder and IBM's WebSphere Studio for Application Development. The objective was to afford Versant customers the ability to simplify and speed time-to-market for the development of new e-business applications. Additionally, we brought to market our High Availability Backup Solution for both VDS and Versant enJin based on EMC's enterprise-level Symmetrix family of products.

        By using VDS or Versant enJin, customers derive the following benefits:

  •
  High Performance. Our object-based architecture provides direct access or navigation to stored objects. Its balanced client-server architecture enhances performance by efficiently distributing processing burdens between clients and servers to leverage the processing power of networked computers.

  •
  Highly Scalable Support for Distributed Computing. Through object-level operations, Web browser support and other design features, our products can be scaled from small workgroup operations to thousands of users over wide area networks or the Internet.

  •
  Reliability, Availability and Serviceability. VDS and Versant enJin offer a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running. These features, together with replication and disk mirroring provided by our Fault Tolerant Server, support operations 24 hours per day, 365 days per year.

  •
  Language-Independent Support for Object-Oriented Programming. Our products provide native support for the leading object-oriented software development languages—C++ and Java. This support facilitates rapid and flexible development, maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes.

  •
  Support for Component Architectures. Versant enJin integrates with leading J2EE application servers including BEA WebLogic and IBM WebSphere application servers. The application servers enable users to build and deploy J2EE-based applications directly to Versant enJin to gain the inherent productivity and performance advantages of the underlying Versant object database.

  •
  Integration with Users' Existing Information Systems. Versant products operate on a wide range of server platforms: including UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Compaq and Silicon Graphics; Linux platforms from Red Hat; and Microsoft Windows and NT platforms. In addition, Versant-based applications can interoperate with information stored in relational database management systems, enabling these applications to complement RDBMS strengths in structured applications.

        In 2001, the telecommunications industry remained our largest vertical market segment. Our products are used in the telecommunications industry in such strategic, distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. We have also attained customer acceptance in other vertical markets, including defense, financial services, transportation and health care. Versant enJin is also a horizontal solution, well suited to a number of vertical industries in addition to telecommunications and finance including Internet infrastructure vendors, those vendors building portals and e-marketplaces, and other Internet-based services providers. *In the future, we intend to continue to build on our current customer base as we believe that the telecommunications and financial services industries will be major users of application servers. *The Internet infrastructure industry is also a key focus as we believe it represents a growing market for Versant enJin.

        In 2000, we signed an agreement with IBM to offer our consulting services to help IBM WebSphere customers design, develop and deploy application server technology. This is a multi-year agreement pursuant to which certain of our consultants are allocated to IBM's customers to deliver consulting services. We also have expanded both our in-house professional consulting organization, and we established an IGNITE! Partner Program in 2000 to help customers more quickly design, develop and deploy VDS and Versant enJin. *All of our services initiatives are intended to produce incremental revenue as well as to serve as an additional channel for driving new product revenue. In 2001, we derived significant services revenue from these initiatives. *We intend to continue to expand our indirect distribution channels by recruiting additional value-added resellers, distributors and systems integrators. *As familiarity with object-oriented technology and awareness of our products increase, we believe that we will be able to increase our use of indirect sales channels to address a broader market and to capitalize on resellers' integration capabilities.

Products and Services

Versant Developer Suite (VDS)

        VDS, a sixth generation object database management system, is designed to support multi-user, commercial applications in distributed environments. Its balanced client-server architecture enables it to process a wide variety of abstract data types and complex applications in a highly concurrent, high performance manner. The product is designed to integrate up to 65,000 databases connected over a like number of locations on a variety of hardware and software platforms. Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. VDS implements a variety of database features, including a two-phase commitment for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur. In addition, on-line management utilities enable routine maintenance to be performed while the database is running. These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions. These utilities provide multiple levels of administrative access and application security. With version 6.0 of VDS, we bundle several components, including the core object database management system, C++ and Java language interfaces, XML for import and export of data into the database and asynchronous replication services to provide updates among distributed Versant databases. We believe that, by bundling these components in addition to enhancing them, we have made it easier for our customers to deploy them.

Versant enJin

        Versant enJin enables users to deploy Java-based applications using Java 2 Enterprise Edition technologies, such as Enterprise Java Beans, within an application server environment to speed the performance and scalability of the applications. Versant enJin is comprised of VDS plus the J2EE integration specific to the application server platform and the synchronization capability providing the automatic conversion and update between the object environment and the back-end relational database. Versant enJin supports the BEA WebLogic application server and the IBM WebSphere application server. In 2001, we added integrations with the leading J2EE-based Integrated Development Environments (IDEs), including Borland JBuilder and IBM WebSphere Studio Application Developer. Additionally in 2001, we developed and introduced an integration with HP's Application Server providing a session state store based on Versant enJin. Versant enJin is designed to accelerate e-business applications within the application server environment, simplify development of new Java or e-business applications, provide reliability for the management of objects within the application server environment and propagate completed business transactions to the back-end database automatically and transparently. *We also intend to support other leading application server vendor platforms.

Versant SQL Suite

        Versant SQL Suite allows users a choice of access methods for querying and manipulating data in the Versant object database management system and obtaining data from relational databases. With the Versant SQL Suite, we offer open database connectivity capability and structured query language access to data stored in relational databases using industry-standard off-the-shelf query and reporting tools. These tools permit customers to retain their investments in legacy systems while addressing new applications with the productivity, flexibility and performance characteristics available through object technology.

Versant Fault Tolerant Server

        For highly reliable operation in mission critical environments, we offer the Versant Fault Tolerant Server. This product ensures transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails due to operating system failure, hardware breakdown or other interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without application interruption

High Availability Backup Solution

        In conjunction with EMC's Symmetrix enterprise storage systems, Versant licenses an optional High Availability Backup Solution (HA Backup). HA Backup restores customers to operational status as fast as possible and facilitates off-loading of decision support (DSS) and batch processing from the production system without compromising the real-time production server.

Licensing and Pricing of Products

        We license our products directly to end-users, primarily through two types of licenses—development licenses and deployment licenses. Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin. Before a customer may deploy an application it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the database management system. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application that it has developed under a development license. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project.

        Prices for our development and deployment contracts range from the low thousands of dollars to several million dollars depending on a number of variables. These variables include, but are not limited to, the following: the number of users (specific number or unlimited), the number of deployments, the time frame of deployments, whether the deployments are to be prepaid or on an as needed basis, the type of operating system(s), the type of server(s) and whether the servers are single or multiprocessor machines. We provide alternative pricing for non-interactive environments where the product is deeply embedded in a component, such as a telephone switch, and does not have end-users. Sales through distributors generally include significant discounts.

        A typical value-added reseller develops an application incorporating VDS or Versant enJin and then licenses the application to a customer. Value-added resellers purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to end-users, although the price may vary. Value-added resellers are authorized by us to sub-license deployment copies of VDS or Versant enJin, together with the value-added resellers' applications, to end-users. Deployment license pricing for sales through value-added resellers, generally is based either on a percentage of the total price charged by the value-added reseller to end-user customers or on a percentage of our list prices.

Services

        We offer a variety of services to assist customers in the design, development, education and management of VDS, Versant enJin and IBM WebSphere. Training is offered in a variety of Versant-specific and object-related technologies ranging from beginning to advanced levels. Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis. In addition, we provide custom development services to customers that request unique or proprietary product extensions. These services may be performed by third-party integrators that have joined our IGNITE! Partner Program and have received training or by our consultants, depending on the nature and complexity of the request. Maintenance and technical support services are available at an annual fee that varies depending on the type of support that the customer requires. Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of our product and entitle the customer to telephone support and to product and documentation updates. For additional fees, customers may purchase a special support package that provides a designated support engineer, and may obtain telephone support available 24 hours per day. All maintenance contracts are renewable annually.

Customers and Applications

        VDS and Versant enJin are licensed for development and/or deployment in a wide range of applications. Many of our customers have licensed multiple copies for use in different applications. In 2001, two customers accounted for 28% and 11% of our total revenue. In 2000, no single customer accounted for 10% or more of our total revenue.

        *Our future performance will depend in significant part on the continued growth of the use of VDS and Versant enJin in telecommunications and financial market applications and the acceptance of our products within the telecommunications and financial services industries. The failure of our products to perform favorably in and become an accepted component of telecommunications, Internet- based or financial services applications, or a slower than expected increase or a decrease in the volume of sales of our products and services to telecommunications, Internet-based or financial services companies, could have a material adverse effect on us.

Marketing and Sales

        We market and sell our products in the United States principally through our direct sales force, value-added resellers and systems integrators and internationally through our direct sales force, value-added resellers, and distributors.

        Direct Sales.    As of October 31, 2001, our direct sales organization consisted of 30 employees based at our corporate headquarters in Fremont, California and at our other regional offices around the world. The direct sales organization includes our field sales personnel, who are responsible for account management, and systems engineers, who answer technical questions and assist customers in running benchmarks against competitive products and developing prototype applications.

        Indirect Sales.    *An important part of our future sales strategy will be the continued development of indirect distribution channels, such as value-added resellers, systems integrators and foreign distributors. We expect to increase our focus on indirect sales channels as we penetrate the e-business market. Typical value-added resellers build application programs in which they embed a deployment copy of VDS or Versant enJin. Systems integrators may include our products with those of others to provide a complete solution to their customers. Our foreign distributors are based in France, Japan, Italy and Israel. Value-added resellers are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Certain value-added resellers, distributors and systems integrators offer competitive products that they produce or that are produced by third parties.

        Marketing.    Marketing programs and personnel are aimed at external and internal audiences in building visibility and generating leads for Versant's new e-business market positioning. Programs include: media and analyst relations, investor communications, a speakers' program, online marketing, partner marketing programs, conferences and tradeshows.

        Sales Process.    The sales cycle for our products to new, large enterprise customers can exceed six months and may extend to a year or more. For existing customers with successfully deployed applications, sales cycles for new applications of our product suites are generally much shorter. During the sales cycle, meetings involving both technical and management staff are conducted frequently at the customer's site and at our headquarters. Prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies and often of competitive products as a part of the selection process. Upon completion of the evaluation, a customer may purchase one or more development licenses depending upon the number of programmers that will develop and build the application. Additionally, a customer may purchase technical support, training courses and consulting services. Our customers may purchase deployment licenses at the same time as they purchase development licenses, or defer their purchase of a deployment licenses and related maintenance until they complete the application development (a process that typically takes at least six months and can exceed one year).

        Once an application is ready for deployment, a customer typically will purchase deployment licenses that are priced based upon the number of users in the case of an end-user, or as a percentage of the customer's revenue that is generated for the sale of its application, for value-added resellers and distributors. Customers may purchase additional deployment licenses as needed, without further deliveries from us, providing additional revenue over an extended period at a relatively low incremental cost to us. The amount and price of deployment licenses generally exceed the amount and price of earlier development licenses.

        Shipping and Backlog.    All software is shipped from our Fremont facility and is delivered to the customer upon receipt of an approved order and a signed license agreement. We typically do not have a material backlog of unfilled license orders at any given time, and we do not consider backlog to be a meaningful indicator of future performance.

Research and Development

        *We have committed, and expect to continue to commit, substantial resources to our research and development efforts. Our current development efforts are focused on:

  •
  supporting J2EE technologies and continuing to leverage Java for e-business applications;

  •
  improving the integration of our products with leading application servers, IDE vendors' products and middleware technologies;

  •
  improving performance and scalability of VDS and Versant enJin;

  •
  improving integration and synchronization between our products and relational databases; and

  •
  providing support and/or integration with existing and emerging standards such as XML.

        Our research and development expenses were approximately $7.0 million, $5.9 million and $5.5 million in 1999, 2000 and the ten months ended October 31, 2001, respectively. To date, all research and development expenditures have been expensed as incurred.

        VDS and Versant enJin, to date, have been almost entirely developed by our research and development personnel. We selectively supplement our internal staff with outside consultants having expertise in specific areas. Our development team consisted of 64 full-time employees as of October 31, 2001, most of whom were software engineers with significant experience and expertise in such technologies as:

  •
  object-oriented software development, including Java;

  •
  relational database technology;

  •
  platform engineering;

  •
  design and integration;

  •
  large-scale run-time environments; and

  •
  middleware technologies.

        We perform some of our porting and enhancement engineering work in India. Versant India, a wholly owned subsidiary, had 35 employees as of October 31, 2001 and occupies a rented facility of approximately 6,500 square feet in Pune, India.

        *We believe that our future results will depend on our ability to improve our current technologies and to develop new products and product enhancements on a timely basis. The market for our products and services is characterized by changing customer demands, rapid technological change and frequent introductions of new products and product enhancements. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of these products. As a result, the life cycles of our products are difficult to estimate. *We have in the past experienced delays in the introduction of new products and features, and may experience similar delays in the future. If we are unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

Intellectual Property and Other Proprietary Rights

        We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, "shrink-wrap" licenses displayed in product packaging, which impose certain restrictions on the licensee's ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, such as by requiring those persons with access to our proprietary information to execute non-disclosure agreements with us, and we restrict access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were also awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015.

Competition

        For a discussion of the competition we face in our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Industry—We face competition for both our VDS and Versant enJin products."

Employees

        As of October 31, 2001, we and our subsidiaries, had a total of 150 employees, 89 of whom were based in the United States, 26 of whom were based in Europe, and 35 of whom were based in India. Of the total, 64 were engaged in engineering and technical services, 39 were engaged in sales and marketing, 29 were engaged in the services organization and 18 were engaged in administration and finance. None of our employees is represented by a labor union with respect to his or her employment by us. We have experienced no organized work stoppage to date and believe that our relationship with our employees is good.

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

Item 2.    Properties.

        Our principal administrative, sales, marketing and research and development operations are located in Fremont, California, where we occupy 54,000 square feet under a lease expiring in May 2007. We also have a sales office in Texas. *We believe that the Fremont facility will be adequate for our requirements for the next several years. Our subsidiaries also lease space, generally under multi-year operating lease agreements, in Pune, India; Munich, Germany; and Hampshire, England.

Item 3.    Legal Proceedings.

        We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff. On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting Plaintiff leave to amend. Plaintiff filed a Second Amended Complaint on July 7, 2000. The court granted the defendant's motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff leave to amend. Plaintiff filed a Third Amended Complaint on May 10, 2001. Like its predecessors, the Third Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about us and our financial performance. The Third Amended Complaint sought an unspecified amount of damages. We vigorously deny the plaintiff claims and filed a motion to dismiss the Third Amended Complaint, which was heard on September 21, 2001. On December 4, 2001, the court dismissed, with prejudice, the complaint against us in the securities class action suit, In re Versant Object Technology Securities Litigation. It is possible, however, that the plaintiff in this action may appeal the court's decision. Therefore, although we have been successful in defending against this litigation thus far, this litigation may continue.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders in the period from August 1, 2001 to October 31, 2001.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.

Price Range of Common Stock

        Our common stock is quoted on the Nasdaq National Market under the symbol "VSNT." Our common stock commenced trading on the Nasdaq National Market on July 18, 1996. From July 19, 1999 until March 7, 2000, our common stock was quoted on the Nasdaq SmallCap Market. The following table lists the high and low closing prices reported by Nasdaq during the last two fiscal years.

Year Ended December 31, 2000	High		Low
First Quarter	18	9/16	7	17/32
Second Quarter	12	5/16	4
Third Quarter	7		3	49/64
Fourth Quarter	5	15/16	1	13/16
Ten Months Ended October 31, 2001
First Quarter	4	1/8	2	3/8
Second Quarter	2		1
Third Quarter	2	1/2	1	1/4
Fourth Quarter (through 10/31/01)	3	12/16	1

Shareholders

        There were approximately 96 holders of record of our common stock as of October 31, 2001. We believe that a significant number of beneficial owners of our common stock hold their shares in street name. Based on information available to us, we believe we have at least 400 beneficial shareholders of our common stock.

Dividend Policy

        We have neither declared nor paid cash dividends on our common stock in the past. *We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

Item 6.    Selected Financial Data

        The following selected consolidated financial data has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes in this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

		Year Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999	1998	1997
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Total revenue	$23,054	$28,169	$25,868	$23,233	$29,190
Income (loss) from operations	(7,012)	2,152	(409)	(19,225)	(3,005)
Net income (loss)	(7,158)	1,856	(1,736)	(19,935)	(2,340)
Net income (loss) per share:
Basic	$(0.59)	$0.16	$(0.17)	$(2.16)	$(0.26)
Diluted	$(0.59)	$0.12	$(0.17)	$(2.16)	$(0.26)
		Year Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999	1998	1997
Consolidated Balance Sheet Data:	(in thousands)
Total assets	$15,370	$22,502	$19,241	$20,669	$32,206
Working capital	3,664	7,863	1,584	(3,303)	12,228
Long-term debt	3	40	127	4,047	2,347

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As indicated in the paragraph above Item 1, this Form 10-K contains certain forward-looking statements within the meaning of the Securities Exchange Act and the Securities Act. We have identified, using a preceding asterisk, various sentences within this Form 10-K that contain these forward-looking statements, and words such as "believe," "anticipate," "expect" and "intend" and similar expressions are also intended to identify forward-looking statements, but these are not the exclusive means of identifying these statements. The forward-looking statements included in this Form 10-K involve numerous risks and uncertainties, which are described throughout this Form 10-K, including under "Revenue" and "Risk Factors" within this Item 7. The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties.

Overview

        We were incorporated in August 1988 and commenced commercial shipments of our principal products, the Versant Developer Suite (VDS), in 1991 and Versant enJin in 2000. Substantially all of our revenue has been derived from:

  (1)
  sales of licenses for VDS and Versant enJin;

  (2)
  related maintenance and support, training, consulting and nonrecurring engineering fees received in connection with providing services associated with VDS and Versant enJin;

  (3)
  sales of peripheral products for VDS and Versant enJin; and

  (4)
  the resale of licenses, maintenance, training and consulting for third-party products that complement VDS and Versant enJin.

        In 2001, we focused on three major sales and product development initiatives: enhancement of and revenue growth in VDS, our sixth generation object database management system, enhancement of, revenue growth and marketing emphasis on Versant enJin, our new e-business product suite, and growth of our consulting programs.

        *We expect that licenses of VDS, Versant enJin, related products, third party products and sales of associated services, will be our principal sources of revenue for the foreseeable future. We had two customers that represented 28% and 11% of total revenue in 2001 and no customer representing more than 10% of total revenue in 2000 or 1999. *Our future performance will depend in significant part on the continued growth of the e-business market and its dependence on highly scalable, high performance and reliable object-based technologies such as ours. *The failure of our products to perform favorably in and become an accepted component of this market, or a slower than expected increase or a decrease in the volume of sales of our products and services to this same market, could have a material adverse effect on us.

        We license our products directly to end-users, primarily through two types of licenses—development licenses and deployment licenses. Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin. Before that customer may deploy an application it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the database management system. If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application that is has developed under a development license. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run or the number of users that will be able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project.

        Value-added resellers purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end-users. Value-added resellers are authorized by us to sublicense deployment copies of VDS or Versant enJin, that is either bundled or embedded in the value-added resellers' applications and sold directly to end-users. Resellers are required to report the distribution of Versant software and are charged a royalty that is based on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end-user customers.

        Our development and deployment agreements with value-added resellers typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term and are limited to particular applications. Revenue from license agreements is recognized in accordance with generally accepted accounting principles and requires shipment of the software, execution of a license agreement, that the fee is fixed and determinable and that collection of the resulting receivable is deemed probable. If an acceptance period or other contingency exists, revenue is recognized upon the satisfaction of the contingency, customer acceptance, or the expiration of the acceptance period. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months. Training and consulting revenue is recognized when a purchase order is received and services have been performed. License arrangements that require significant modification of the software, maintenance agreements, technical support and/or nonrecurring engineering agreements requiring future obligations to be performed by us are recorded on our balance sheet as deferred revenue, until the obligation has been fulfilled.

        We license VDS, Versant enJin and peripheral products and sell associated maintenance and services through our direct sales force to end-users, value-added resellers, distributors and system integrators.

Results of Operations

        On September 10, 2001, we filed a Form 8-K reporting a decision by our Board of Directors to change our fiscal year-end from December 31 to October 31. This change was made in order to better align our customers' procurement process and our financial reporting cycles. As a result of this change, we are reporting a ten-month transition ended October 31, 2001. Our new fiscal year 2002 commenced on November 1, 2001. In order to facilitate comparison with the ten-month period ended October 31, 2001, we have provided condensed consolidated financial data for the ten month period ended October 31, 2000 (unaudited) in note 1 to the financial statements, as well as including the statement of operations components for the same period in the Management's Discussion and Analysis tables below, under the column heading "Ten Months Ended October 31, 2000." All references to 2001 mean the ten months ended October 31, 2001. In our narrative explanation below of variances between results in 2001 and 2000, we use the term "2000" to denote the 12 month results actually reported in our Form 10-K for 2000, and the phrase "comparable period" refers to the unaudited results of the ten months ended October 31, 2000.

        At a summary level and comparing the ten months ended October 31, 2001 with the corresponding ten months in 2000, revenue increased by 4%. Service revenue dominated the mix in 2001: therefore, gross profit declined 36% or $6.3 million over the comparable period in 2000 in absolute terms. Operating expenses in 2001 before amortization of goodwill and one-time restructuring charges were consistent with 2000 ($16.6 million in 2001 versus $16.5 million in the comparable period of 2000). Goodwill amortization and write-downs plus one time restructuring costs in 2001 were $1.2 million higher than the comparable period of 2000. Therefore, we incurred a net operating loss in 2001 of $7.0 million, versus $700,000 of operating income in the comparable period for 2000.

        Of the $7.0 million net operating loss in 2001, $3.4 million or 49% occurred in the first quarter and $2.9 million or 41% occurred in the one-month "stub" period ended October 31, 2001. Lower than expected VDS sales to our telecommunications customers accounted for the bulk of the loss in the first quarter of fiscal 2001. Of the net operating loss for the "stub" period ended October 31, 2001, 41% was attributable to a goodwill write-off and one-time restructuring costs.

Revenue

	1999	% Change	2000	Ten Months Ended October 31, 2000	% Change	Ten Months Ended October 31, 2001
				(unaudited)
License revenue	$17,074,000	10%	$18,859,000	$15,117,000	(51)%	$7,362,000
As a percentage of total revenue	66%		67%	68%		32%
Services revenue	8,794,000	6%	9,310,000	7,127,000	120%	15,692,000
As a percentage of total revenue	34%		33%	32%		68%
Total revenue	25,868,000	9%	28,169,000	22,244,000	4%	23,054,000

        Total revenue increased 4% in 2001 from the comparable period in 2000. Total e-business revenue (product and services revenues derived from e-business applications) grew from $7.8 million for the ten months ended October 31, 2000 to $12.0 million for the ten months ended October 31, 2001. Total revenue increased 9% in 2000 from 1999 and e-business revenues grew by 220% over the same period. *We continue to experience significant quarterly fluctuations in total revenue and believe this trend will continue in 2002.

        License revenue decreased 61% in 2001 from 2000. The 51% decrease in license revenue in 2001 from the comparable period of 2000 was attributable to a weak economy in 2001. IT capital spending was delayed or eliminated and the impact of this was most dramatically felt in our sales of VDS deployment licenses to the telecommunications sector. In 2001, the $7.4 million total license revenue was comprised of $2.8 million or 38% in development license and $4.6 million or 62% in deployment licenses. Versant enJin accounted for 68% of all development licenses sold in 2001. In the ten months ended October 31, 2000, the total license revenue of $15.1 million was comprised of $2.8 million or 19% in development licenses and $12.3 million or 81% in deployment licenses. Development license sales for the ten months in 2000 remained consistent with 2001 versus a 63% decline in deployment sales for the same period. The increase in license revenue in 2000 from 1999 was primarily attributable to increased sales in the e-business market and increased application deployments, particularly in the telecommunications market.

        Service revenue increased 69% in 2001 from 2000 and increased 120% from the comparable period in 2000. The increase was primarily the result of three initiatives launched toward the end of 1999: 1) the expansion of our consulting organization, 2) the establishment of the IBM Websphere business practice and 3) the IGNITE! Partner Program comprising third party integrators to whom we sub-contract certain consulting engagements. The nature of Versant's product is such that most of the consulting effort is expended during a customer's development phase while maintenance revenues tend to dominate the mix at the deployment phase. *We believe that our services programs, including the IBM Websphere program, will help to generate incremental product revenue, especially from the sale of Versant enJin. The increase in services revenue in 2000 from 1999 was mainly due to our focus on building the consulting service organization.

        We had two customers that represented 28% and 11% of total revenue in 2001, no customer represented more than 10% of total revenue in 1999 or 2000. International revenues decreased from $11.2 million in fiscal 2000 to $6.5 million in 2001 with the economic downturn, especially as it applies to the telecommunications industry, having a more marked effect on international sales than on domestic sales. International revenues decreased slightly from $12.7 million in 1999 to $11.2 million in 2000 with a weak Euro being a contributor to the variance. *We intend to maintain our sales and marketing activities outside the United States, including Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved.

        Our international sales are made at the foreign currency equivalent of an U.S. dollar based price. An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, less competitive in foreign markets. *We believe that the increase in the value of the US dollar relative to foreign currencies in 2001 impacted our operating results, although not materially. *To the extent that we increase our international sales, our total revenue may be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world. International revenue as a percentage of total revenue decreased from 39% in 2000 to 28% in 2001 and decreased from 49% in 1999 to 39% in 2000.

Cost of Revenue and Gross Profit

	1999	% Change	2000	Ten Months Ended October 31, 2000	% Change	Ten Months Ended October 31, 2001
				(unaudited)
Cost of license revenue	$745,000	10%	$817,000	$422,000	122%	$936,000
As a percentage of license revenue	4%		4%	3%		13%
Cost of services revenue	4,180,000	25%	5,223,000	4,202,000	159%	10,882,000
As a percentage of services revenue	48%		56%	59%		69%
Gross profit	20,943,000	6%	22,129,000	17,620,000	(36)%	11,236,000
As a percentage of total revenue	81%		79%	79%		49%

        Cost of license revenue consists primarily of reserves for estimated bad debts, product royalty obligations incurred by us when we sublicense tools provided by third parties, user manuals, product media, production labor costs, freight and packaging. Cost of license revenue increased 14% from 2000 to 2001. When comparing 2001 with the comparable period of 2000, 90% of the 122% absolute increase is attributable to the amortization of prepaid third-party royalty costs for our Versant enJin product. *We expect the amortization of these royalty costs to continue through June 2002. Cost of license revenue was 13% of license revenue in 2001, significantly higher than prior years due to the effect of higher amortized royalty costs and bad debt reserves on a lower license revenue denominator. Cost of license revenue increased in absolute terms from 1999 to 2000, primarily due to an increase in royalty costs, but remained constant as a percentage of license revenue.

        Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, technical support and training. The increases in cost of services revenue in 2001 from 2000 as well as the comparable period in 2000 and from 1999 to 2000 are due to three reasons. First, service revenue increased in absolute dollars by 69% from 2000 to 2001 and by 6% from 1999 to 2000 therefore a significant portion of the service cost increase is volume related. Second, most of the growth in services revenue has been in consulting services where lower margins are realized than on maintenance revenue. Finally, and to a lesser extent, due to our decision to build our consulting organization and establish the IBM Websphere practice, we incurred start-up costs attributable to hiring and training consultants prior to their being utilized for revenue generation.

Marketing and Sales Expenses

	1999	% Change	2000	Ten Months Ended October 31, 2000	% Change	Ten Months Ended October 31, 2001
				(unaudited)
Marketing and sales expenses	$9,883,000	4%	$10,304,000	$8,439,000	0%	$8,482,000
As a percentage of total revenue	38%		37%	38%		37%

        Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, literature, product management, sales offices, facility and depreciation expense. Marketing and sales expense decreased 18% in 2001 from fiscal 2000 and remained consistent when compared to the comparable period of 2000. The increase in sales and marketing expense of 4% from 1999 to 2000 was the result of additional marketing programs.

Research and Development Expenses

	1999	% Change	2000	Ten Months Ended October 31, 2000	% Change	Ten Months Ended October 31, 2001
				(unaudited)
Research and development expenses	$7,011,000	(16)%	$5,866,000	$5,039,000	8%	$5,464,000
As a percentage of total revenue	27%		21%	23%		24%

        Research and development expenses consist primarily of salaries, recruiting and other employee-related expenses, depreciation, development tools, equipment, supplies and travel. Research and development expenses decreased 7% in 2001 from fiscal 2000. The increase in 2001 from the comparable period of 2000 was a result of headcount increases, primarily to support application server integration and synchronization efforts. The decrease from 1999 to 2000 resulted from an increase in the percentage of employees being located in India, where we enjoy more favorable labor rates.

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

General and Administrative Expenses

	1999	% Change	2000	Ten Months October 31, 2000	% Change	Ten Months October 31, 2001
				(unaudited)
General and administrative expenses	$3,658,000	(10)%	$3,305,000	$3,023,000	(12)%	$2,661,000
As a percentage of total revenue	14%		12%	14%		12%

        General and administrative expenses consist primarily of salaries, recruiting and other employee related costs for our finance, human resources, legal and executive management functions. In addition, general and administrative expenses include outside legal, audit and public reporting costs, as well as legal, accounting and sales tax accruals. The 19% decreases from fiscal 2000 to 2001, 12% decrease from the comparable period in 2000 to 2001 and the 10% decrease from fiscal 1999 to 2000 were the result of reduced headcount and lower legal and accounting costs.

Amortization and Write-down of Goodwill

        The acquisition of Versant Europe in March 1997 resulted in our recording goodwill of $3.3 million, which is being amortized over a seven-year period. We amortized $156,000 of this amount in 2001 and $187,000 of this amount in 2000 and 1999. *We will amortize $187,000 of this remaining goodwill amount in fiscal 2002. See Note 8 of notes to our consolidated financial statements.

        The acquisition of Soft Mountain in September 1998 resulted in our recording goodwill of $1.2 million, which was being amortized over a five-year period. During 2001, 2000 and 1999, we amortized $227,000, $245,000 and $245,000, of this amount, respectively. The remaining net book value of the Soft Mountain goodwill of $555,000 was written off in October 2001 due to an impairment of the carrying value of the asset and the closure of our office in France.

Non Cash Compensation

        In January of 2001, the Company renewed its agreement with an investor relations firm, which includes compensation to the firm for services rendered at a monthly rate of $6,000 and 62,500 non-

qualified stock options under its 1996 Equity Incentive Plan. Of the 62,500 granted 6,500 vested in full at $1.61 per share, and the remaining 56,000 options will vest based upon meeting certain performance criteria. The non-vested options are exercisable at a weighted average exercise price of $4.67 per share. These options expire November 2002. The company recorded $22,000 to non-cash compensation expense in 2001 related to these options.

Restructuring Costs

        On October 31, 2001 we implemented a restructuring plan aimed at optimizing performance in Europe. The primary goal is to reduce operating expenses, while maintaining current revenue streams in Europe. As a result, we decided to change our distribution model in France from a wholly owned subsidiary structure to an independent distributor. We incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, the termination of the building lease, accounting and legal costs associated with the closure and the write-down of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and is recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.

        The following table summarizes the costs related to the restructuring:

Restructuring Costs	Amount
Employee severance and related costs	$290,000
Lease termination and building costs	160,000
Professional fees	110,000
Write off of fixed assets	62,000
Write off of other current assets and liabilities	46,000
Total Restructuring	$668,000

Other Expense, Net

	1999	% Change	2000	Ten Months Ended October 31, 2000	% Change	Ten Months Ended October 31, 2001
				(unaudited)
Other expense, net	$1,273,000	83%	$222,000	$167,000	68%	$53,000
As a percentage of total revenue	5%		0.8%	0.8%		0.2%

        Other expense, net represents the interest expense associated with our financing activities offset to some extent by income earned on our cash and cash equivalents and the foreign currency gain (loss) as a result of entering into transactions denominated in currency other than local currency. The decrease from 2000 to 2001 was the result of lower interest payments on capital leases and bank loans. The decrease from 1999 to 2000 was due to the conversion of the Vertex convertible note to equity and the subsequent write-off of the remaining capitalized note discount of $787,000 as a non-cash interest expense. See note 9 of notes to our consolidated financial statements.

Provision for Income Taxes

	1999	% Change	2000	% Change	Ten Months Ended October 31, 2001
Provision for income taxes	$54,000	37%	$74,000	20%	$93,000
As a percentage of income (loss) before income taxes	(3)%		4%		(1)%

        We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." We incurred net operating losses in 1999 and 2001. We also incurred foreign withholding taxes of $93,000, $47,000 and $54,000 in 2001, 2000 and 1999, respectively, which are included within the income tax provision.

        At October 31, 2001, we had federal and state net operating loss carryforwards of $41.8 million and $10.5 million, respectively and tax credit carryforwards of $2.9 million expiring on various dates through 2021. *Due to our history of operating losses and other factors, we believe that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $18.9 million has been recorded against our net deferred tax assets of approximately $18.9 million. We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

        Due to the "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Liquidity and Capital Resources

	1999	% Change	2000	% Change	Ten Months Ended October 31, 2001
Net cash provided by (used in) operating activities	$(520,000)	98%	$(12,000)	2808%	$325,000
Net cash used in investing activities	$(115,000)	(383)%	$(555,000)	69%	$(171,000)
Net cash provided by(used in) financing activities	$727,000	51%	$1,097,000	(131)%	$(338,000)
Period-end cash, cash equivalents and short-term Investments	$3,663,000	17%	$4,280,000	(4)%	$4,101,000
Period-end working capital	$1,584,000	n/a	$7,863,000	n/a	$3,664,000

        In 2001, net cash of $325,000 was provided by operating activities. Our net loss for 2001, primarily generated in the first quarter of 2001, was partially offset by a reduction of accounts receivable and non-cash expense related to depreciation and amortization. In 2000, net cash of $12,000 was used in operating activities with net income as increased by depreciation and amortization being offset primarily by increases in accounts receivable, due to the granting of extended payment terms for certain qualified customers. In 1999, a net loss, increases in accounts receivable, and decreases in accounts payable and accrued liabilities were partially offset by non-cash statement of operations items, decreases in prepaid expenses and other current assets, resulting in net cash of $520,000 being used in operating activities

        In 2001 and 2000, net cash used in investing activities was $171,000 and $555,000, respectively, for the purchase of equipment needed to support our growth. In 1999, net cash used in investing activities was $115,000 due to an $80,000 investment in Versant India and purchases of $35,000 of property and equipment, primarily for the acquisition of network and computer equipment, associated with Y2K

        In 2001, net cash used in financing activities was $338,000 due to net payments under our line of credit offset by proceeds from the exercise of employee stock options and the sale of common stock to our employees under employee benefit plans. In 2000, financing activities provided a net increase in cash of $1.1 million, primarily from the sale of common stock to our employees under employee benefit plans and secondarily due to proceeds from the exercise of warrants to purchase common stock, offset by the paydown of our short-term bank borrowings, plus the normal principal payments made under capital lease obligations. In 1999, financing activities provided a net increase of $727,000, primarily due to proceeds from the sale of preferred stock and warrants to certain of our largest shareholders and the exercise of warrants and secondarily due to the sale of common stock to our employees under employee benefit plans partially offset by the paydown of our short-term and long-term bank borrowings, plus the normal principal payments made under capital lease obligations.

        At October 31, 2001, we had $4.1 million in cash and cash equivalents and working capital of approximately $3.7 million. We maintain a revolving credit line with a bank that expires on May 15, 2002. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of October 31, 2001, $500,000 of borrowings were outstanding; this balance was repaid in November 2001. Borrowings are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets. Borrowings outstanding bear interest at the prime rate plus 2.00% (7.5% at October 31, 2001). As of October 31, 2001 the amount available under this line was approximately $885,000. This amount fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. The loan agreement contains certain financial covenants, and prohibits cash dividends and mergers and acquisitions without the bank's prior approval. At October 31, 2001 the Company was in compliance with these covenants. In addition, Versant Europe had short-term borrowings of $50,000 outstanding at October 31, 2001.

        At October 31, 2001, our commitments for capital expenditures were not material. *We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2002. However, there can be no assurance of this, as our operating results are very difficult to predict, and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals. *Additional debt or equity financing may be required or desirable and may not be available to us on commercially reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial. Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities. *Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of this Statement did not have a material impact on our financial position or results of operations of the Company.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach, except in certain circumstances, other intangible assets will continue to be valued and amortized over their estimated lives, in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and effective January 1, 2002, for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 is not subject to amortization. Due to the our recent change in fiscal year-end from December 31 to October 31, we will adopt SFAS No. 142 on November 1, 2002 at which time we will no longer amortize goodwill.

        Effective January 2002, the Company must adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations—Transactions". SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121 and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 will not have a material effect on our consolidated results of operations or financial position.

        In July 2001, the Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. We are still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on our financial position, results of operations, and cash flows.

Risk Factors

        This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

        We have limited working capital.    At October 31, 2001, we had $4.1 million in cash and cash equivalents and working capital of approximately $3.7 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. *While we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2002, as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings. Additionally, we may choose to raise additional funds if such are available to us on terms we believe reasonable to strengthen our financial position or to make acquisitions. From time to time, we have been in violation of covenants of our bank debt, and there can be no assurance that our bank line of credit will be available if needed. Additionally, when our line expires in May 2002, there can be no assurance it will be renewed. There can be no assurance any necessary or desirable equity or debt funding would be available to us on favorable terms, if at all. Also, the sale of additional equity or convertible debt securities would result in dilution, which could be substantial, to our shareholders. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities may be entitled to various preferential rights over common stock, including repayment of their investment, and possibly additional amounts, prior to any payments to holders of common stock, in the event of an acquisition of the company.

        Our revenue levels are unpredictable.    Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue. These fluctuations result from a number of factors, including:

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

        Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.    Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and the services we offer. The general economic slowdown in the world economy may have caused our customers to defer purchases of our products and services and otherwise altered their purchasing patterns. Capital spending in the information technology sector generally has decreased over the past 12 to 18 months, and many of our customers and potential customers have experienced declines in their revenues and operations. The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these events or similar events in the future, or of any related or unrelated military action, on our customer or our business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us. If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

        Stock ownership has become more concentrated and is subject to dilution; our holders of preferred stock have substantial liquidation preference.    As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated. Based on Vertex's filings with the SEC and assuming, as of December 31, 2001 4,009,428 shares outstanding (including conversion of all outstanding preferred shares and warrants), Vertex and its affiliates would beneficially own approximately 26% of our common stock. Additionally, the preferred stock held by Vertex and others currently has a liquidation preference of $14 million, meaning that, in the event of an acquisition of the company, they would be entitled to the first $14 million of proceeds before holders of common stock would be entitled to any amount.

        We rely on the telecommunications and financial services markets, which are characterized by complexity and intense competition.    Historically, we have been highly dependent upon the telecommunications industry, and we are becoming increasingly dependent upon the financial services market for sales of VDS and Versant enJin. Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. Currently, companies in these markets are scaling back their technology expenditures. The types of applications and commercial products for the telecommunications and financial services markets are continuing to develop and are rapidly changing, and the market is characterized by an increasing number of new entrants whose products may compete with those of ours. As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases and e-business applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets. In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can adequately hire and retain personnel for this practice.

        We are repositioning our company for the e-business marketplace.    Up to now the majority of our revenue has been generated by VDS. *However, we expect that future revenue growth will be generated mainly by our Versant enJin product, which has been developed to improve the performance of application servers in e-business applications for both large-scale enterprises and for Internet infrastructure companies. Our success in this marketplace depends on the continued growth of the application server market, this market's acceptance of Versant enJin and our ability to deliver a reliable, competitively priced product, none of which is assured.

        We may not be able to manage costs given the unpredictability of our revenue.    We expended significant resources in 1999, 2000 and 2001 to build our infrastructure and hire personnel, particularly in our services and sales and marketing groups. We expect to continue to incur a relatively high level of fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

        Our products have a lengthy sales cycle.    Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, although sales to our e-business customers are often concluded in shorter time intervals. Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit no-fee pre-sales support resources, such as assistance in performing benchmarking and application prototype development. Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

        Our customer concentration increases the potential volatility of our operating results.    A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, in the ten months ended October 31, 2001, two customers represented 28% and 11% of our total revenue. The timing of these orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers or our inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on our business.

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

        We must defend against litigation.    We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff. On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiff leave to amend. Plaintiff filed a Second Amended Complaint on July 7, 2000. The court granted the defendant's motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff leave to amend. Plaintiff filed a Third Amended Complaint on May 10, 2001. Like its predecessors, the Third Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and our financial performance. The Third Amended Complaint seeks an unspecified amount of damages. We vigorously deny the plaintiffs' claims and have filed a motion to dismiss the Third Amended Complaint. On December 4, 2001, the court dismissed, with prejudice, the complaint against us in the securities class action suit, In re Versant Object Technology Securities Litigation. It is possible, however, that the plaintiff in this action may appeal the court's decision. Therefore, although we have been successful in defending against this litigation thus far, this litigation may continue. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

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

Risks Related To Our Industry

        We face competition for both our VDS and Versant enJin products.    For our VDS products, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (formerly Object Design, Inc.), Objectivity, Inc. and Poet Software

Corporation. In addition, our products compete with traditional relational database management systems such as those from Oracle, Computer Associates, Sybase, IBM and Microsoft.

        In the e-business market our competitors can be classified into two groups. First, we compete with relational database companies, many of which have modified or are expected to modify their Relational Database Management Systems (RDBMs) to incorporate object-oriented interfaces and other functionality and which claim that this object-relational functionality is an adequate solution for integration with application servers. Second, we face competition from object-oriented companies such as eXcelon, Persistence Software and TopLink that provide components similar to those included in our Versant enJin product offering.. In order for our products to be well accepted in this marketplace, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become deeper and more extensive.

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

        We depend on successful technology development.    We believe that significant research and development expenditures will be necessary to remain competitive. While we believe our research and development expenditures will improve our product lines, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties affecting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems.

        We also face certain challenges in integrating third-party technology with our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology provider, which may result in delays of the commercial release of new products.

        We have developed technology that will allow Versant enJin to support BEA WebLogic, IBM WebSphere and other J2EE-based application servers; however, undiscovered bugs or errors may exist that prevent us from achieving the functionality we seek with such integrations. In addition, because Java Bean containers are specific to each application server vendor and no standards have been adopted for these containers, we may not be able to take advantage of our existing development work when propagating our solution for other application server vendors.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Foreign currency hedging instruments.    We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. *We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

        We do not use derivative financial instruments for speculative trading purposes.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Versant Corporation:

        We have audited the accompanying consolidated balance sheets of Versant Corporation (a California corporation) and its subsidiaries (the Company) as of October 31, 2001and December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the period from January 1, 2001 to October 31, 2001 and for each of the two years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and its subsidiaries as of October 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for the period from January 1, 2001 to October 31, 2001 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Schedule II is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

San Jose, California
December 12, 2001

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$4,101	$4,280
Accounts receivable, net of allowance for doubtful accounts of $482 and $551 at October 31, 2001 and December 31, 2000, respectively	6,478	11,562
Other current assets	1,256	1,091

Total current assets	11,835	16,933
Property and equipment, net	3,093	4,155
Other assets	—	21
Goodwill, net of accumulated amortization of $3,796 and $3,403 at October 31, 2001 and December 31, 2000, respectively	442	1,393

	$15,370	$22,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$57	$63
Short-term debt	550	1,324
Accounts payable	1,239	688
Accrued liabilities	2,577	3,253
Deferred revenue	3,748	3,742

Total current liabilities	8,171	9,070

Long-term liabilities, net of current portion:
Capital lease obligations	3	40
Deferred revenue	234	171
Deferred rent	397	—

Total long-term liabilities	634	211

Commitment and contingencies (Note 4 and 10)
Shareholders' equity:
Preferred stock, no par value
Authorized—3,000 shares
Issued and outstanding—1,314 in 2001 and 2000	4,912	4,912
Liquidation preference of $13,991
Common stock, no par value
Authorized—30,000 shares
Issued and outstanding—12,131 and 11,884 at October 31, 2001 and December 31, 2000, respectively	52,465	51,968
Accumulated deficit	(50,929)	(43,771)
Accumulated other comprehensive income	117	112

Total shareholders' equity	6,565	13,221

	$15,370	$22,502

The accompanying notes are an integral part of these consolidated balance sheets.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

		Year Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999
Revenue:
License	$7,362	$18,859	$17,074
Services	15,692	9,310	8,794

Total revenue	23,054	28,169	25,868

Cost of revenue:
License	936	817	745
Services	10,882	5,223	4,180

Total cost of revenue	11,818	6,040	4,925

Gross profit	11,236	22,129	20,943

Operating expenses:
Marketing and sales	8,482	10,304	9,883
Research and development	5,464	5,866	7,011
General and administrative	2,661	3,305	3,658
Amortization of goodwill	396	502	463
Write down of goodwill	555	—	—
Non-cash stock based compensation expense	22	—	337
Restructuring costs	668	—	—

Total operating expenses	18,248	19,977	21,352
Income (loss) from operations	(7,012)	2,152	(409)

Other income (expense):
Foreign currency transaction gain (loss)	(118)	(239)	2
Interest expense	(22)	(127)	(1,294)
Interest and other income, net	87	144	19

Total other expense	(53)	(222)	(1,273)
Income (loss) before taxes	(7,065)	1,930	(1,682)
Provision for income taxes	93	74	54

Net income (loss)	$(7,158)	$1,856	$(1,736)

Net income (loss) per share:
Basic	$(0.59)	$0.16	$(0.17)

Diluted	$(0.59)	$0.12	$(0.17)

Weighted average shares used in per share calculations
Basic	12,041	11,369	10,178

Diluted	12,041	15,333	10,178

The accompanying notes are an integral part of these consolidated statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share amounts)

	Preferred		Common
					Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Shareholders' Equity	Total Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	$—	10,150,138	$45,727	$(43,891)	$18	$1,854
ESPP and exercises of stock options and warrants	—	—	380,795	768	—		768
Issuance of common stock to shareholders of Soft Mountain	—	—	30,000	148	—		148
Issuance of preferred stock and warrants to investors in exchange for cash and notes payable	1,489,799	5,662	—	1,548	—		7,210
Non-cash compensation cost associated with the issuance of warrants for consulting services	—	—	—	337	—		337
Net loss	—	—	—	—	(1,736)		(1,736)	(1,736)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	7	7	7

Total comprehensive loss								(1,729)

Balance at December 31, 1999	1,489,799	5,662	10,560,933	48,528	(45,627)	25	8,588
ESPP and exercises of stock options	—	—	812,207	2,352	—		2,352
Exercises of warrants	—	—	158,450	338	—		338
Conversion of preferred stock to common stock	(176,056)	(750)	352,112	750	—		—
Net income	—	—	—	—	1,856		1,856	1,856
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	87	87	87

Total comprehensive income								1,943

Balance at December 31, 2000	1,313,743	4,912	11,883,702	51,968	(43,771)	112	13,221
ESPP and exercises of stock options	—	—	247,651	476	—		476
Non-cash compensation cost associated with the issuance of warrants for consulting services	—	—	—	22	—		22
Repurchase of common shares	—	—	(550)	(1)	—		(1)
Net loss	—	—	—	—	(7,158)		(7,158)	(7,158)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—		5	5	5

Total comprehensive loss								(7,153)

Balance at October 31, 2001	1,313,743	$4,912	12,130,803	$52,465	$(50,929)	117	$6,565

The accompanying notes are an integral part of these consolidated statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,158)	$1,856	$(1,736)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash portion restructuring costs	108	—	—
Depreciation and amortization	1,561	2,364	2,382
Write-down of goodwill	555	—	—
Non-cash compensation expense	22	—	337
Accrued discount/interest on Vertex note conversion	—	—	945
Provision for doubtful accounts receivable	302	137	155
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	4,780	(4,421)	(1,555)
Other current assets	(207)	(338)	565
Other assets	21	169	242
Accounts payable	551	(30)	(1,613)
Accrued liabilities	(676)	(152)	(218)
Deferred revenue and rent	466	403	(24)

Net cash provided by (used in) operating activities	325	(12)	(520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(171)	(555)	(35)
Purchase of Versant India	—	—	(80)

Net cash used in investing activities	(171)	(555)	(115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	476	2,352	768
Repurchase of common shares	(1)	—	—
Proceeds from sale of preferred stock, net	—	—	970
Proceeds from sale of warrants	—	338	1,548
Net borrowings (payments) under short-term note and bank loan	(770)	(1,316)	(2,009)
Principal payments under capital lease obligations	(43)	(277)	(550)

Net cash provided by (used in) financing activities	(338)	1,097	727

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	5	87	7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(179)	617	99
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,280	3,663	3,564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,101	$4,280	$3,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$22	$137	$348
Foreign withholding and state income taxes	74	47	54
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for acquisition of equipment	$12	$—	$—
Issuance of common stock to shareholders of Soft Mountain	—	—	148
Issuance of warrants for consulting services	22	—	337
Conversion of notes payable to Series A Preferred Stock	—	—	3,619
Conversion of accrued interest and discount to Series A Preferred Stock	—	—	945
Conversion of Series A Preferred Stock to shares of common stock	—	750	—

The accompanying notes are an integral part of these consolidated statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2001

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

        As of October 31, 2001, the Company had not achieved business volume sufficient to restore profitability and positive cash flow on an annual basis. The Company operated at a net loss of $7.2 million in the ten months ended October 31, 2001, net income of $1.9 million in 2000 and net loss of $1.7 million in 1999. Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations. If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls. No assurances can be given that these efforts will be successful, if required.

        On September 10, 2001, the Company filed Form 8-K reporting a decision by the Board of Directors to change the Company's fiscal year-end from December 31 to October 31. This change was made to better align the Company's customers' procurement cycle and the Company's financial reporting cycles. As a result of this change, the Company has a ten-month transition period ended October 31, 2001. The Company's new fiscal year 2002 commenced on November 1, 2001. Unaudited condensed consolidated comparative financial data for the ten months ended October 31, 2001 and 2000, are summarized below:

	Ten Months October 31, 2001	Ten Months October 31, 2000
		(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Total revenue	$23,054	$22,244
Operating expense:
Marketing and sales	8,482	8,439
Research and development	5,464	5,039
General and administrative	2,661	3,023
Restructuring costs	668	—
Write-down of goodwill	555	—
Amortization of goodwill	396	419
Non-cash compensation expense	22	—

Total operating expense	18,248	16,920

Income (loss) from operations	(7,012)	700
Other income (expense), net	(53)	(167)
Tax Provision	(93)	(57)

Net income (loss)	$(7,158)	$476

        On October 31, 2001, the Company implemented a restructuring plan aimed at optimizing performance. The primary goal was to reduce operating expenses, while maintaining current revenue streams in Europe. In that regard, the Company decided to change its distribution model in France from a wholly owned subsidiary structure to an independent distributor. As a result, the Company incurred one-time costs related to employee severance payments, related benefit and outplacement expense, the termination of the building lease, accounting and legal costs associated with the closure and the write-down of the net book value of fixed assets. The total cost of the restructuring was estimated at $668,000 and is included in operating expenses for the ten months ended October 31, 2001.

        The following table summarizes the costs related to the restructuring:

Restructuring Costs	Amount
Employee severance and related costs	$290,000
Lease termination and building costs	160,000
Professional fees	110,000
Write off of fixed assets	62,000
Write off of other current assets and liabilities	46,000

Total Restructuring	$668,000

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries located in the United Kingdom, France, Germany, and India. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to amounts in prior years to conform to the 2001 presentation.

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

Fair Value of Financial Instruments

        At October 31, 2001 and December 31, 2000, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximated fair values since they were short-term in nature. Debt approximated fair value as it was short-term in nature or had stated interest rates based on current market rates.

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

Cash and Cash Equivalents

        The Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of checking and money market accounts.

Property and Equipment

        Property and equipment, at cost, consisted of the following (in thousands):

	October 31, 2001	December 31, 2000
Computer equipment	$6,436	$6,666
Furniture and fixtures	1,941	1,759
Software	735	680
Leasehold improvements	1,184	1,215

	10,296	10,320
Less—accumulated depreciation and amortization	(7,203)	(6,165)

	$3,093	$4,155

        The Company had capital lease agreements for equipment with an original cost of $283,501 at October 31, 2001 and $272,001 at December 31, 2000. Accumulated depreciation of leased equipment was $225,488 at October 31, 2001 and $176,801 at December 31, 2000.

        Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from two to seven years. Leased assets and leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the lease.

Amortization of Goodwill

        The goodwill associated with the acquisition of Versant Europe in 1997 was being amortized on a straight-line basis over seven years, but the Company changed this estimate to a five-year period in 1998. The goodwill associated with the acquisition of Soft Mountain was being amortized over five years (see note 8). The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill and other intangible assets should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if the impairment has occurred. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. If the Company determines an asset has been impaired, the impairment is recorded base on the fair value of the impaired asset. At October 31, 2001, the Company wrote off the remaining $555,000 net book value of the goodwill and intangibles related to Soft Mountain due to an impairment of the carrying value of the asset and the closure of its France office.

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

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	October 31, 2001	December 31, 2000
Payroll and related	$1,090	$1,665
Taxes payable	471	770
Deferred rent	3	371
Other	1,013	447

Total	$2,577	$3,253

Deferred Revenue

        Deferred revenue represents amounts received from customers under license and maintenance agreements for which the revenue earnings process has not been completed.

        Deferred revenue consisted of the following (in thousands):

	October 31, 2001	December 31, 2000
Maintenance	$2,860	$3,524
Training and consulting	102	191
Deferred license	1,020	198

Total	$3,982	$3,913

Foreign Currency Translation

        The functional currency of the Company's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are included in accumulated other comprehensive income (loss) in the accompanying consolidated statements of shareholders' equity. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions, and risks to date have not been significant.

Revenue Recognition

        The Company adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and for consulting and training activities.

        Revenue from perpetual software license agreements is recognized upon contract execution, provided all shipment obligations have been met, fees are fixed and determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

        Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed and collection is deemed probable.

        Cost of license revenue consists primarily of reserves for estimated bad debts, product royalty obligations incurred by us when we sublicense tools provided by third parties, user manuals, product media, production labor costs, freight and packaging and reserves for estimated bad debts.

        Cost of services revenue consists principally of personnel costs (both employees and sub-contractors) associated with providing consulting, technical support and training.

Comprehensive Income

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements. Accumulated and other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the cumulative foreign currency translation adjustments.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares. The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method. Dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

        The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
FOR THE YEAR ENDED DECEMBER 31, 1999:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(1,736)	10,178	$(0.17)

FOR THE YEAR ENDED DECEMBER 31, 2000:
Basic net income per share:
Income attributable to holders of common stock	$1,856	11,369	$0.16

Common shares issuable upon exercise of stock options (treasury stock method)	—	306	—
Common shares issuable upon exercise of warrants (treasury stock method)	—	941	—
Common shares issuable upon exercise of preferred stock (treasury stock method)	—	2,717	—
Diluted net income per share:
Income attributable to holders of common stock	$1,856	15,333	$0.12

FOR THE TEN MONTHS ENDED OCTOBER 31, 2001:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(7,158)	12,041	$(0.59)

Segment Information

        SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

        The Company is organized geographically and by line of business. The Company has three major line of business operating segments: license, support and consulting/training. However, the Company also evaluates certain line of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

        The license line of business includes two product offerings: a sixth generation object oriented database management system, Versant Developer Suite or VDS (formerly ODBMS), and a transaction accelerator for application servers, Versant enJin. Versant enJin accelerates Internet transactions for the application server environment. The support line of business provides customers with a wide range of support services that include on-site, telephone or internet access to support personnel, as well as software upgrades. The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing VDS or Versant enJin, as well as training classes on the use and operation of the Company's products.

        The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

        The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segment.

        The table below presents a summary of operating segments (in thousands):

	Ten Months Ended October 31, 2001	Year Ended December 31,
		2000	1999
Revenues from unaffiliated customers:
License	$7,362	$18,859	$17,074
Support	5,135	5,437	5,780
Consulting and training	10,557	3,873	3,014

Total revenue	23,054	28,169	25,868

Gross profit:
License	6,426	18,042	16,329
Support	3,944	3,877	4,261
Consulting and training	866	210	353

Total gross profit	11,236	22,129	20,943
Other operating expenses	18,226	19,977	21,015
Non-cash compensation expense	22	—	337
Other expense	53	222	1,273

Income (loss) before taxes	$(7,065)	$1,930	$(1,682)

        The table below presents the Company's revenue by reporting segment (in thousands):

		Year Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999
Total revenue attributable to:
United States	$16,583	$17,117	$13,287
Germany	2,286	2,432	4,243
France	885	3,198	3,822
United Kingdom	2,470	4,280	3,568
Australia	292	487	398
Japan	538	635	530
Other	—	20	20

Total	$23,054	$28,169	$25,868

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

        The Company had the following concentration of total revenue by vertical market:

		Year Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999
Telecommunications	23%	16%	30%
Financial services	3%	14%	7%

        E-business revenue, which is horizontally focused and cuts across several vertical markets including the telecommunications and financial services sectors, contributed to 13% of 1999, 34% of 2000 and 52% of 2001 revenue.

        In the ten months ended October 31, 2001, two customers accounted for approximately 28% and 11% of our total revenue, respectively. No customer represented more than 10% of total revenue in 2000 or 1999. Two customers represented 32% and 15% of accounts receivable at October 31, 2001 and one customer represented 11% of accounts receivable at December 31, 2000.

3.    Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of this Statement did not have a material impact on the financial position or results of operations of the Company

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under this SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach, except in certain circumstances, other intangible assets will continue to be valued and amortized over their estimated lives, in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and effective January 1, 2002, for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 is not subject to amortization. Due to the Company's recent change in fiscal year-end from December 31 to October 31, the Company will adopt SFAS No. 142 on November 1, 2002 at which time the Company will no longer amortize goodwill.

        Effective January 2002, the Company must adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations—Transactions". SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121 and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 will not have a material effect on the Company's consolidated results of operations or financial position.

        In July 2001, the Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. The Company is still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on its financial position, results of operations, and cash flows.

4.    Lease Obligations

        In November 1996, the Company entered into an agreement to lease its new corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement is recognized on a straight-line basis. The Company also leases field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expense for the ten month period ended October 31, 2001, and the years ended December 31, 2000 and 1999 was approximately $1,405,000, $1,691,000 and $1,743,000, respectively.

        The Company's future annual minimum lease payments at October 31, 2001 under non-cancelable operating leases were as follows (in thousands):

Year Ending October 31,	Amount
2002	$1,476
2003	1,360
2004	1,212
2005	1,245
2006	1,278
2007	759

$7,330

        The Company's future minimum lease payments required under capital leases at October 31, 2001 were as follows (in thousands):

Year Ending October 31,	Amount
2002	$61
2003	3

Minimum lease payments	64
Less—amount representing interest	4

Present value of net minimum lease payments	60
Current maturities	57

Long term maturities	$3

5.    Term Loan and Line of Credit

        The Company maintains a revolving credit line with a bank that expires on May 15, 2002. The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of October 31, 2001, $500,000 of borrowings were outstanding; this balance was repaid in November 2001. Borrowings are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets. Borrowings outstanding bear interest at prime rate plus 2.00% (7.5% at October 31, 2001). As of October 31, 2001 the amount available under this line was approximately $885,000. This amount fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. The loan agreement contains certain financial covenants, and prohibits cash dividends and mergers and acquisitions without the bank's prior approval. At October 31, 2001 the Company was in compliance with these covenants. In addition, Europe had short-term borrowings of $50,000 outstanding at October 31, 2001.

6.    Shareholders' Equity

Series A Preferred Stock

        Preferred stock consists of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at the election of the holder, into two shares of Common stock. The holders of Series A Stock will generally vote with the holders of common stock provided that the Series A Stock is only entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A Stock is convertible. The holders of Series A Stock are also provided with certain voting protective provisions. As of October 31, 2001, there were 1,313,743 shares of Series A Preferred Stock outstanding.

1996 Equity Incentive Plan

        In May 1996, the Company's Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Equity Plan"), and the Company's shareholders approved the 1996 Equity Plan in June 1996. The 1996 Equity Plan serves as the successor equity incentive program to the Company's 1989 Stock Option Plan. The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Stock Option Plan became available for grant and issuance in connection with future awards under the 1996 Equity Plan. As of October 31, 2001, 6,413,826 shares of common stock had been authorized for issuance under the 1996 Equity Plan; this includes any shares previously issuable under the 1989 Option Plan and now issuable under the 1996 Equity Plan. As of October 31, 2001, 1,076,400 shares remain available for future option grants and 3,093,392 shares are outstanding under the 1996 Equity Plan.

1996 Directors Stock Option Plan

        In May 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan"), and the Company's shareholders approved the Directors Plan in June 1996. The Directors Plan provides for the grant of nonqualified stock options to non-employee directors of the Company, including automatic grants of options to purchase 10,000 shares of Common stock to non-employee directors that were granted concurrently with the initial public offering, options to new non-employee directors to purchase 20,000 shares of common stock granted on the date on which the new director joins the Board and an additional option to purchase 10,000 shares of common stock to each eligible director on each anniversary date of his initial option grant under the Directors Plan if he has served continuously as a member of the Board since the date he was first granted an option under the Directors Plan. The exercise price of all options granted under the Directors Plan is the fair market value of the Common stock on the date of grant. All options granted under the Directors Plan vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company. As of October 31, 2001, the Company had authorized 225,000 shares of Common stock for issuance under the Directors Plan. As of October 31, 2001, 150,000 shares are outstanding and 75,000 shares remain available for future option grants under the 1996 Directors Stock Option Plan.

Reserved for Future Issuance

        As of October 31, 2001, the Company had reserved shares of Common stock for the following purposes:

Conversion of preferred stock	2,627,486
Employee stock purchase plan	423,844
Stock options available for grant	1,151,400
Exercise of warrants outstanding	1,457,796
Exercise of stock options outstanding	3,243,392

8,903,918

SFAS No. 123

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased, and net income and net income per share decreased to the pro forma amounts indicated below (in thousands except for per share amounts):

			Years Ended December 31,
		Ten Months Ended October 31, 2001
			2000	1999
Net income (loss)	As Reported	$(7,158)	$1,856	$(1,736)
	Pro forma	$(9,419)	$(1,623)	$(3,709)
Basic net loss per share	As Reported	$(0.59)	$0.16	$(0.17)
	Pro forma	$(0.78)	$(0.14)	$(0.36)
Diluted net loss per share	As Reported	$(0.59)	$0.12	$(0.17)
	Pro forma	$(0.78)	$(0.11)	$(0.36)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the ten months ended October 31, 2001 and the years ended December 31, 2000 and 1999:

		Years Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999
Risk free interest rate	4.3%	6.2%	5.6%
Dividend yield	0%	0%	0%
Volatility	107%	100%	80%
Expected life	3 years	3 years	3 years

        Option activity under all of the Company's option plans is as follows:

	Options Outstanding
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1998	320,351	2,039,049	$6.45
Authorized	250,000	—	—
Granted	(1,534,450)	1,534,450	2.20
Exercised	—	(62,990)	0.88
Repurchased	56,378	—	—
Canceled	1,093,029	(1,093,029)	6.68

Balance at December 31, 1999	185,308	2,417,480	$3.79
Authorized	1,000,000	—	—
Granted	(1,592,554)	1,592,554	5.93
Exercised	—	(722,408)	2.94
Repurchased	1,807	—	—
Canceled	763,978	(763,978)	5.01

Balance at December 31, 2000	358,539	2,523,648	$5.11
Authorized	1,600,550	—	—
Granted	(1,510,100)	1,510,100	2.45
Exercised	—	(87,945)	1.19
Canceled	702,411	(702,411)	5.11

Balance at October 31, 2001	1,151,400	3,243,392	$3.89

        The following table summarizes information concerning outstanding and exercisable options at October 31, 2001.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at October 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2001	Weighted Average Exercise Price
From $1.00 to $1.40	482,207	9.09	$1.24	322,007	$1.26
From $1.55 to $2.22	208,250	8.53	1.88	99,845	1.94
From $2.38 to $3.38	946,505	8.60	2.60	450,704	2.56
From $3.75 to $4.75	509,375	7.32	4.22	270,943	4.24
From $4.94 to $5.69	524,105	7.70	5.17	290,807	5.23
From $6.00 to $8.19	562,550	6.80	7.33	459,724	7.27
$18.00	10,400	5.98	18.00	10,400	18.00

	3,243,392	8.00	3.89	1,904,430	4.17

1996 Employee Stock Purchase Plan

        In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Company's shareholders approved the Purchase Plan in June 1996. At that time, the Company reserved 650,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period.

Non Cash Compensation

        The Company recorded $337,000 of non-cash compensation expense in 1999 related to 125,000 warrants granted to a public relations firm pursuant to a November 1, 1999 agreement. These warrants are exercisable in full at a weighted average of $4.45 per vested share. The agreement also granted a monthly retainer of $5,000 for services provided.

        In January of 2001, the Company renewed the agreement which includes compensation to the firm for services rendered at a monthly rate of $6,000 and 62,500 non-qualified stock options under its 1996 Equity Incentive Plan. Of the 62,500 granted 6,500 vested in full at $1.61 per share, and the remaining 56,000 options will vest based upon meeting certain performance criteria. The non-vested options are exercisable at a weighted average exercise price of $4.67 per share. These options expire November 2002. The company recorded $22,000 to non-cash compensation expense in 2001 related to these options.

7.    Income Taxes

        The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes.    The Company incurred net operating losses in 2001 and 1999 and consequently paid no federal or state taxes based on income. The Company did pay foreign withholding taxes during those periods.

        The provision for income taxes consisted of the following (in thousands):

		Years Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign withholding	93	47	54

Total current	93	47	54
Deferred:
Federal	—	23	—
State	—	4	—

Total deferred	—	—	—

Total provision for income taxes	$93	$74	$54

        The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

		Years Ended December 31,
	Ten Months Ended October 31, 2001
		2000	1999
Benefit computed at federal statutory rate	$(2,969)	$(502)	$(218)
State income taxes, net of federal benefit	—	—	—
Change in valuation allowance	2,969	502	218
Other	93	47	54

Provision for income taxes	$93	$47	$54

Effective tax rate	—	—	—

        The components of the net deferred tax asset were as follows (in thousands):

		December 31,
	October 31, 2001
		2000	1999
Deferred tax asset:
Net operating loss carryforwards	$15,247	$12,470	$12,246
Tax credit carryforwards	2,959	2,714	2,408
Other	650	703	731

	18,856	15,887	15,385
Valuation allowance	(18,856)	(15,887)	(15,385)

Net deferred tax asset	$—	$—	$—

        At October 31, 2001, the Company had federal and state net operating loss carryforwards of $41.8 million and $10.5 million, respectively and tax credit carryforwards of $2.9 million expiring on various dates through 2021. Due to the Company's history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards and, therefore, a valuation allowance of approximately $18.9 million has been recorded against the Company's net deferred tax assets of approximately $18.9 million. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

8.    Acquisition of Soft Mountain

        On September 15, 1998, the Company acquired 100% of the outstanding equity of Soft Mountain S.A. ("Soft Mountain"), a French company, in return for approximately $136,000 in cash and 245,586 shares of the Company's common stock, valued at $2.625 per share.

        The acquisition of Soft Mountain was accounted for using the purchase method of accounting and resulted in the Company recording goodwill of $1.2 million. In November 1999, the Company issued an additional 30,000 shares of Common stock to the original shareholders of Soft Mountain in connection with the acquisition. This additional cost was added to the original goodwill amount. The Company wrote off the remaining balance of goodwill in the amount of $555,000 during 2001, due to an impairment of the asset and the closure of the French office.

9.    Vertex Note Conversion and Equity Financing

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

        In connection with the issuance of Series A Stock, the Company issued warrants to purchase 1,489,799 shares of the Company's Common stock for cash consideration of $73,357. In September 2000, 176,056 shares of Series A were converted to 352,112 common shares and warrants to purchase 158,450 shares of Series A stock were exercised for a total of $338,000. The warrants had an exercise price of $2.13 per share, were immediately exercisable and expired upon the earlier of:

  (1)
  July 11, 2004;

  (2)
  an acquisition of the Company (whether by merger, consolidation, tender offer or otherwise) in which the Company's shareholders prior to the acquisition own less than a majority of the surviving corporation, or the sale of all or substantially all of the Company's assets; or

  (3)
  15 business days after the Company gives notice to the holder that the Company's stock price has closed above $12.00 for 45 consecutive business days.

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

        The Series A Stock had a liquidation preference in 1999 equal to 150% of the full amount paid for that stock. The preference increased by an additional 50% per year in 2000 and 2001. The liquidation value of the Series A Stock at October 31, 2001 was $14.0 million.

        The shares eligible for resale upon execution of the warrants and conversion of the Series A Stock have been registered under the Securities Act of 1933 under two separate registration statements on Form S-3. Each investor also agreed not to purchase more than 100,000 additional shares in the Company without the Company's approval so long as such investor holds more than 5% of the Company's outstanding securities.

10.    Legal Proceedings

        The Company and certain of the Company's present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California, on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff. On May 22, 2000, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint, permitting plaintiff leave to amend. Plaintiff filed a Second Amended Complaint on July 7, 2000. The court granted the defendant's motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiff leave to amend. Plaintiff filed a Third Amended Complaint on May 10, 2001. Like its predecessors, the Third Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about the Company and the Company's financial performance. The Third Amended Complaint sought an unspecified amount of damages. The Company vigorously denied the plaintiff claims and filed a motion to dismiss the Third Amended Complaint, which was heard on September 21, 2001. On December 4, 2001, the court dismissed, with prejudice, the complaint against the Company in the securities class action suit, In re Versant Object Technology Securities Litigation. It is possible, however, that the plaintiff in this action may appeal the court's decision. Therefore, although the Company has been successful in defending against this litigation thus far, this litigation may continue.

11.    Quarterly Information (unaudited):

        Summarized quarterly supplemental consolidated financial information for 2001 and 2000 is as follows:

	Calendar 2000 Quarters Ended				Calendar 2001 Quarters Ended
								One Month Ended Oct 31,
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,
	(in thousands, except per share data)
Revenue	$6,504	$6,805	$8,019	$6,841	$5,214	$8,213	$8,619	$1,008
Gross profit	5,331	5,680	6,245	4,873	2,044	4,054	5,050	88
Operating income (loss)	511	834	592	215	(3,411)	(682)	7	(2,926)
Net income (loss)	444	700	563	149	(3,585)	(706)	40	(2,907)
Basic net income (loss) per share	0.04	0.06	0.05	0.01	(0.30)	(0.06)	0.00	(0.24)
Diluted net income (loss) per share	0.03	0.05	0.04	0.01	(0.30)	(0.06)	0.00	(0.24)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Income	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and customer returns:
Year ended December 31, 1999	$335	155	76	$414
Year ended December 31, 2000	$414	421	284	$551
Ten months ended October 31, 2001	$551	302	371	$482

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item is incorporated by reference to the sections entitled "Proposal No. 1—Election of Directors—Directors/Nominees," "Management—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement for our 2002 annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission on or before February 28, 2002.

Item 11.    Executive Compensation.

        The information required by this Item is incorporated by reference to the sections entitled "Proposal No. 1—Election of Directors—Directors Compensation" and "Management" in the definitive proxy statement for our 2002 annual meeting of shareholders, which we intend to file with the Securities and Exchange Commission on or before February 28, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for our 2002 annual meeting of shareholders, which we intend to file with the Securities and Exchange Commission on or before February 28, 2002

Item 13.    Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the definitive proxy statement for our 2002 annual meeting of shareholders, which we intend to file with the Securities and Exchange Commission on or before February 28, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	The following financial statements are filed in Item 8 of this report on Form 10-K:

Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is filed at the end of Item 8 of this report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
	(3)	The exhibits filed herewith or incorporated by reference are listed in the "Exhibit Index" below.
(b)	No reports on Form 8-K were filed in the one-month period ended October 31, 2001.
(c)	See Item 14(a)(3) above.
(d)	See Item 14(a)(2) above.

        With the exception of the information in Items 10, 11, 12 and 13 of Part III hereof incorporated by reference from our proxy statement, the proxy statement is not deemed to be filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION
By:	/s/ LEE MCGRATH Lee McGrath Vice President—Finance and Administration
Date:	January 28, 2002

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

Name	Title	Date
PRINCIPAL EXECUTIVE OFFICER:
/s/ NICK ORDON Nick Ordon	President, Chief Executive Officer and Director	January 28, 2002
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ LEE MCGRATH Lee McGrath	Vice President—Finance and Administration	January 28, 2002
ADDITIONAL DIRECTORS:
/s/ DAVID BANKS David Banks	Director	January 28, 2002
/s/ WILLIAM HENRY DELEVATI William Henry Delevati	Director	January 28, 2002
/s/ SHYAM RANGOLE Shyam Rangole	Director	January 28, 2002
/s/ DANIEL L. ROBERTS Daniel Roberts	Director	January 28, 2002
/s/ WILLIAM R. SHELLOOE William Shellooe	Director	January 28, 2002
/s/ BERNHARD WOEBKER Bernhard Woebker	Director	January 28, 2002

EXHIBIT INDEX

Exhibit Number		Title
3.03	—	Registrant's Amended and Restated Articles of Incorporation filed following the closing of registrant's initial public offering(1)
3.05	—	Registrant's Amended and Restated Bylaws adopted prior to the closing of registrant's initial public offering(1)
3.06	—	Certificate of Amendment of Amended and Restated Articles of Versant Object Technology Corporation(2)
3.07	—	Registrant's Certificate of Determination dated July 12, 1999, incorporated by reference to the Registrant's current report on Form 8-K (Exhibit 3.01) filed July 12, 1999.
10.03	—	Registrant's 1996 Directors Stock Option Plan, as amended, and related documents(3)**
10.04	—	Registrant's 1996 Employee Stock Purchase Plan, as amended, and related documents(4)**
10.05	—	Registrant's 401(k) Plan and addendum thereto(1)
10.09	—	Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH(1)*
10.10	—	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers(1)
10.14	—	Form of Amendment to Versant Corporation Stock Option Agreement(1)**
10.15	—	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant(5)
10.16	—	Form of Letter Agreement dated October 22, 1997 between registrant and its executive officers(6)**
10.18	—	Letter Agreement dated November 26, 1997 between registrant and Nick Ordon(6)**
10.23	—	Corporate Resolution and Incumbency Certification dated March 30, 1998(2)
10.28	—	Vertex Note Purchase Agreement Dated October 16, 1998(7)
10.29	—	Vertex Convertible Secured Subordinated Promissory Note Dated October 16, 1998(7)
10.30	—	Vertex Security Agreement Dated October 16, 1998(7)
10.31	—	Vertex Registration Rights Agreement Dated October 16, 1998(7)
10.32	—	Vertex Subordination Agreement Dated October 16, 1998(7)
10.33	—	Special Situations Fund Common Stock and Warrant Purchase Agreement Dated December 28, 1998(7)
10.34	—	Special Situations Fund Stock Warrant Dated December 28, 1998(7)
10.35	—	Special Situations Fund Registration Rights Agreement Dated December 28, 1998(7)
10.37	—	Preferred Stock and Warrant Purchase Agreement entered into as of June 28, 1999 incorporated by reference to the Registrant's current report on Form 8-K (Exhibit 10.01) filed July 12, 1999.
10.38	—	Form of Common Stock Purchase Warrant 1999 incorporated by reference to the Registrant's current report on Form 8-K (Exhibit 10.02) filed July 12, 1999.

10.39	—	Debt Cancellation Agreement between the Company and Vertex Technology Fund, Inc incorporated by reference to the Company's current report on Form 8-K (Exhibit 10.03) filed July 12, 1999.
10.40	—
Supplement to Registration Rights Agreement among the Company and the parties listed on the Schedule of Investors attached thereto incorporated by reference to the Company's current report on Form 8-K (Exhibit 10.04) filed July 12, 1999.
10.41	—	1996 Equity Incentive Plan, amended as of January 19,2000(8)
10.42	—	Public Relations Firm Agreement Dated November 1,1999(9)
10.50	—	Business Loan Agreement (Asset Based) dated June 28, 2001 by and between the registrant and Greater Bay Bank.(10)
10.51	—	Commercial Security Agreement dated June 28, 2001 by and between the registrant and Greater Bay Bank.(10)
23.01	—	Consent of Arthur Andersen LLP, Independent Public Accountants

1)
Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (file number 333-4910-LA) filed with and declared effective by the Securities and Exchange Commission on July 17, 1996.

2)
Incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998.

3)
Incorporated by reference to Exhibit 4.07 to the Registrant's Registration Statement on Form S-8 (file number (333-67776) filed with the Securities and Exchange Commission on August 17, 2001.

4)
Incorporated by reference to Exhibit 4.06 to the Registrant's Registration Statement on Form S-8 (file number (333-67776) filed with the Securities and Exchange Commission on August 17, 2001.

5)
Incorporated by reference to the Registrant's annual report on Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 3, 1998.

6)
Incorporated by reference to the Registrant's annual report on Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

7)
Incorporated by reference to the same numbered exhibit to the Registrant's annual report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

8)
Incorporated by reference to Exhibit 4.05 to the Registrant's Registration Statement on Form S-8 (file number (333-67776) filed with the Securities and Exchange Commission on August 17, 2001.

9)
Incorporated by reference to the same numbered exhibit to the Registrant's annual report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

10)
Incorporated by reference to the same numbered exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

*
Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**
Management contract or compensatory plan.