Form 10-Q
period 2002-01-31
VERSANT CORP
filed 2002-03-18
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

(510) 789-1500
Registrant’s telephone number, including area code :

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares of common stock, no par value, outstanding as of February 25, 2002:  12,256,846

VERSANT CORPORATION

FORM 10-Q

Quarterly Period Ended January 31, 2002

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2002	October 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,817	$4,101
Accounts receivable, net	3,479	6,478
Prepaid and other current assets	813	1,256
Total current assets	10,109	11,835

Property and equipment, net	2,774	3,093
Other assets	15	—
Goodwill, net	392	442
Total assets	$13,290	$15,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$41	$57
Short-term debt	31	550
Accounts payable	871	1,239
Accrued liabilities	2,006	2,577
Deferred revenue	3,039	3,748
Total current liabilities	5,988	8,171

Long-term liabilities, net of current portion:
Capital lease obligations	2	3
Deferred revenue	678	234
Deferred rent	399	397
Total long term liabilities	1,079	634

Total liabilities	7,067	8,805

Shareholders’ equity:
Preferred stock, no par value	4,912	4,912
Common stock, no par value	52,709	52,465
Accumulated deficit	(51,507)	(50,929)
Cumulative other comprehensive income	109	117
Total shareholders’ equity	6,223	6,565
	$13,290	$15,370

The accompanying notes are an integral part of these consolidated balance sheets.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31, 2002	Three Months Ended March 31, 2001
Revenue:
License	$3,528	$1,606
Services	2,576	3,608
Total revenue	6,104	5,214

Cost of revenue:
License	741	361
Services	1,278	2,809
Total cost of revenue	2,019	3,170

Gross profit	4,085	2,044

Operating expenses:
Marketing and sales	2,346	2,777
Research and development	1,503	1,698
General and administrative	804	857
Amortization of goodwill	50	123
Total operating expenses	4,703	5,455

Loss from operations	(618)	(3,411)

Other income (expense), net	53	(127)

Loss before provision for income taxes	(565)	(3,538)

Provision for income taxes	13	47

Net loss	$(578)	$(3,585)
Basic and diluted net loss per share	$(0.05)	$(0.30)

Basic and diluted weighted average common shares	12,132	11,933

The accompanying notes are an integral part of these condensed consolidated statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended January 31, 2002	Three Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578)	$(3,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write off of fixed assets	50	—
Depreciation and amortization	311	491
Provision for doubtful accounts	(61)	49
Changes in current assets and liabilities:
Accounts receivable	3,060	3,617
Prepaid and other current assets	443	68
Other assets	(15)	40
Accounts payable	(368)	218
Accrued liabilities	(571)	(218)
Deferred revenue and deferred rent	(263)	(695)
Net cash provided by (used in) operating activities	2,008	(15)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	8	(196)
Net cash used in investing activities	8	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	244	221
Principal payments under capital lease obligations	(17)	(19)
Payments on short-term debt	(519)	(1,236)
Net cash used in financing activities	(292)	(1,034)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8)	(21)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,716	(1,266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,101	4,280
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,817	$3,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$5	$19
Foreign withholding and state income taxes	13	137

The accompanying notes are an integral part of these condensed consolidated financials statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   Organization, Operations and Liquidity

References to the "Company" in these Notes to condensed, consolidated financial statements refer to Versant Corporation and its subsidiaries.  The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency fluctuations, product concentration, and the ability to adequately finance its ongoing operations.

As of January 31, 2002, the Company had not achieved business volume sufficient to restore profitability and consistent positive cash flow on an annual basis, although the Company’s operating activities provided net cash in the three months ended January 31, 2002 and the ten-month period ended October 31, 2001.  The Company had a net loss of $578,000 in the three months ended January 31, 2002 and a net loss of $3.6 million in the three months ended March 31, 2001.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

On September 10, 2001, the Company filed Form 8-K reporting a decision by the Board of Directors to change the Company’s fiscal year-end from December 31 to October 31. This change was made to better align the Company’s customers’ procurement and the Company’s financial reporting cycles. As a result of this change, the Company had a ten-month transition period from January 1, 2001 to October 31, 2001.  The Company’s new fiscal year 2002 commenced on November 1, 2001.

2.   Summary of Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed, consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the transition period from January 1, 2001 through October 31, 2001. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company’s management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending October 31, 2002, or any other future period.

Revenue Recognition

The Company adopted the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and for consulting and training activities.

The Company licenses its products to value added resellers, distributors and end users through two types of licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses Versant Developer Suite (VDS) or Versant enJin.   Before that customer may deploy an application it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run or the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment agreements may also include prepayment of a nonrefundable amount for future deployment.  The Company recognizes prepayment revenue immediately  if all the four revenue recognition criteria are met.  Revenue from perpetual software license agreements is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists  (2) delivery has occurred or services have been rendered (3) the fee is fixed and determinable, and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is recognized upon the satisfaction of the contingency, customer acceptance, or the expiration of the acceptance period.

Value-added resellers purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Value-added resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the value-added resellers’ applications and sold directly to end-users.  Resellers, which also include distributors, are required to report the distribution of Versant software and are charged a royalty that is based on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end-user customers.  Revenue on royalty is recognized when reported by the reseller.

Revenue from the resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales, for the amount of revenue earned from the sale of the goods.  The Company assumes risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and the Company acts as principal in the transaction.

Probability of collection is assessed using the following customer information, credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Extended payment terms are granted on an exception basis, typically in situations where customers elect to simultaneously purchase development and deployment licenses for an entire project and are attempting to align their payments with customer deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of the Company’s senior management.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element.  If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.  If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. License arrangements that require significant modification of the software, and/or nonrecurring engineering agreements requiring future obligations not yet performed, are deferred at the time of the transaction and recorded as revenue once the obligation has been fulfilled.

Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance contract, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed as a group or individual attendee rate.

For the quarter ended January 31, 2002, there were two customers that accounted for 17% and 11% of quarterly revenues, respectively.  For the quarter ended March 31, 2002, there was one customer that accounted for 11% of quarterly revenues, respectively.

Goodwill

The Company periodically evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable.  When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if the impairment has occurred.  If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset.

Reserve for Doubtful Accounts

The Company’s bad debt allowance includes the specific identification of certain customers and a general reserve for accounts receivable.  The general reserve is an estimate based on the Company’s collection experience, bad debt write off history, economic factors that may effect a customer’s ability to pay, and accounts receivable aging trends.

Accrued Liabilities

Current liabilities consisted of the following (in thousands):

	January 31, 2002	October 31, 2001
Payroll and related	$1,018	$1,090
Taxes payable	135	471
Restructuring	129	668
Other	724	348
Total	$2,006	$2,577

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on foreign currency translation that have been excluded from net loss and reflected instead in shareholders’ equity.  For the periods presented, comprehensive loss is as follows (in thousands):

	Three Months Ended January 31, 2002	Three Months Ended March 31, 2001
Net loss	$(578)	$(3,585)
Foreign currency translation adjustment	(8)	(21)
Comprehensive loss	$(586)	$(3,606)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding.  Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method.  Dilutive securities are excluded from the diluted net loss per share computation if their effect is antidilutive.  Potential common shares of 3,218,738 stock options, 1,520,296 warrants and 2,627,4868 convertible preferred shares for the three months ended January 31, 2002 and potential common shares of 2,956,894 stock options, 1,520,296 warrants and 2,627,486 convertible preferred shares for the three months ended March 31, 2001 were not included in the computation of diluted net loss per share.

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2001:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(3,585)	11,933	$(0.30)

For the three months ended January 31, 2002:
Basic and diluted net loss per share:
Losses attributable to holders of common stock	$(578)	12,132	$(0.05)

3.   Segment Information

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures About Segments of an Enterprise and Related Information” which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company is organized geographically and by line of business.  The Company has three major line of business operating segments: license, support and consulting and training.  However, the Company also evaluates certain line of business segments by vertical industries as well as by product categories.  While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The license line of business includes two product offerings: a sixth generation object oriented database management system, VDS, and a transaction accelerator for application servers, Versant enJin. Versant enJin accelerates Internet transactions for the application server environment. The support line of business provides customers with a wide range of support services that include on-site, telephone or internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing VDS or Versant enJin, as well as training classes on the use and operation of the Company’s products.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The Company does not track assets by operating segments.  Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

	Three Months Ended January 31, 2002	Three Months Ended March 31, 2001
Revenue from unaffiliated customers
License	$3,528	$1,606
Support	1,379	1,215
Consulting and training	1,197	2,393
Total Revenue	6,104	5,214

Cost of revenue
License	741	361
Support	284	453
Consulting and training	994	2,356
Total cost of revenue	2,019	3,170

Gross Profit
License	2,787	1,245
Support	1,095	762
Consulting and training	203	37
Total gross profit	4,085	2,044

Other operating expenses	4,703	5,455
Other income (expense)	53	(127)
Loss before provision for income taxes	$(565)	$(3,538)

The table below presents the Company’s revenue by country (in thousands):

	Three Months Ended January 31, 2002	Three Months Ended March 31, 2001
Total revenues attributable to:
United States	$4,617	$3,540
Germany	302	440
France	173	317
United Kingdom	652	611
Australia/Asia Pacific/Japan	360	306
Total	$6,104	$5,214

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable.  For the period ended January 31, 2002 there was one customer that had an outstanding balance that represented 12% of total accounts receivable. For the period ended October 31, 2001 there were two customers that had an outstanding balance that represented 32% and 15% of total accounts receivable.   The Company performs periodic credit evaluation of its customers’ financial condition. The Company generally does not require collateral on accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

4.   Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company’s adoption of this Statement did not have a material impact on the financial position or results of operations of the Company

In July 2001, the FASB issued SFAS No. 142,  “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets will continue to be valued and amortized over their estimated lives and in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and effective January 1, 2002 for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 is not subject to amortization.  Due to the Company’s recent change in fiscal year-end from December 31 to October 31, the Company will adopt SFAS No. 142 on November 1, 2002 at which time the Company will no longer amortize goodwill.

Effective January 2002, the Company must adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Transactions”.  SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121 and resolves implementation issues related to SFAS No. 121.  The adoption of SFAS No. 144 had no impact on the Company’s consolidated results of operations or financial position.

In July 2001, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of the cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”  (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption requires the reclassification of financial statements for prior periods presented for comparative purposes. Adoption of EITF 00-25 and 01-09 did not have a material effect on the Company’s consolidated results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the Announcement).  The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement.  The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations.  The Announcement is to be applied in the financial reporting periods beginning after December 15, 2001 and the comparative financial statements for prior periods are to be reclassified to comply with the Announcement.  The Company will adopt the Announcement beginning in the second quarter of 2002.  The Announcement is not expected to have a significant impact on operating results, but will increase services revenue and cost of services and decrease gross margin.

5.   Restructuring Costs

On October 31, 2001 the Company implemented a restructuring plan aimed at optimizing performance in Europe.  The primary goal was to reduce operating expenses, while maintaining current revenue streams in Europe. As a result, the Company changed its distribution model in France from a wholly owned subsidiary structure to an independent distributor.  The Company incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, the termination of the building lease and accounting and legal costs associated with the closure and the write-down of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001. All remaining obligations are expected to be paid by April 30, 2002.

The following table summarizes the restructuring activity at January 31, 2002:

Restructuring Costs	Balance at Oct 31, 2001	Q1 2002 Usage	Balance at Jan 31,2002
Employee severance and related costs	$290,000	$(262,706)	$23,051
Lease termination and building costs	160,000	(123,281)	42,534
Professional fees	110,000	(46,062)	63,096
Write off of fixed assets	62,000	(62,000)	—
Write off of other current assets and liabilities	46,000	(46,000)	—
Total Restructuring	$668,000	$(540,049)	$128,681

6.   Term Loan and Line of Credit

The Company maintains a revolving credit line with a bank that expires on May 15, 2002.  The maximum amount that can be borrowed under the revolving credit line is $5.0 million.  As of January 31, 2002 there were no borrowings under this line.  Borrowings are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company’s assets.  As of January 31, 2002, the amount available under this line was approximately $2.0 million.  This amount fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. Any borrowings outstanding would bear interest at prime rate plus 2.00% (6.75% at January 31, 2002). The loan agreement contains certain financial covenants, and prohibits cash dividends and mergers and acquisitions without the bank’s prior approval. At January 31, 2002, the Company was not in compliance with certain of these covenants, and has received a waiver through that date. In addition, Versant Europe had short-term borrowings of $31,000 outstanding at January 31, 2002.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-Q that contain these forward-looking statements and words such as “believe,” “anticipate,” “expect,” “intend” and similar expressions are also intended to identify forward-looking statements, but neither the asterisks nor these words are the exclusive means of identifying these statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2, and in our October 31, 2001 Form 10-K on file with the Securities and Exchange Commission, especially the section labeled “Risk Factors.”

Overview

We were incorporated in August 1988 and commenced commercial shipments of our principal products, the VDS, in 1991 and Versant enJin in 2000.  Substantially all of our revenue has been derived from:

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

In the first quarter of 2002, we continued to focus on three major sales and product development initiatives: enhancement of and revenue growth in our sixth generation object database management system, VDS; enhancement of, revenue growth in and marketing emphasis on our new e-business product suite, Versant enJin; and growth of our consulting programs.

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

Value-added resellers purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Value-added resellers are authorized to sublicense deployment copies of VDS or Versant enJin, which are either bundled or embedded in the value-added resellers’ applications and sold directly to end-users.  Resellers, which also include distributors, are required to report the distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or on a percentage of the selling price charged by the reseller to its end-user customers.

Our development and deployment agreements with value-added resellers typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term and are limited to particular applications.  Revenue from license agreements is recognized in accordance with generally accepted accounting principles and requires delivery of the software, execution of a license agreement, that the fee is fixed and determinable and that collection of the resulting receivable is deemed probable. If an acceptance period or other contingency exists, revenue is recognized upon the satisfaction of the contingency, customer acceptance, or the expiration of the acceptance period.  Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received and services have been performed.  License arrangements that require significant modification of the software, maintenance agreements, technical support and/or nonrecurring engineering agreements requiring future obligations to be performed by us are recorded on our balance sheet as deferred revenue, until the obligation has been fulfilled.

We license VDS, Versant enJin and peripheral products and sell associated maintenance support and services through our direct sales force to end-users, value-added resellers, distributors and system integrators.

Critical Accounting Policies

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.  We base these estimates on historical experience and trends, projections of future results and industry, economic and seasonal fluctuations. Although we believe these estimates are reasonable under the circumstances, there can be no assurances as application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties.  Please see Note 2 to our condensed consolidated financial statements for additional detail of significant accounting policies.

Revenue Recognition

The Company adopted the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”   Revenue consists mainly of revenue earned under software license agreements and maintenance support agreements and for consulting and training activities.

Revenue from perpetual software license agreements is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is recognized upon the satisfaction of the contingency, customer acceptance, or the expiration of the acceptance period.

Revenue from the resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales, for the amount of revenue earned from the sale of the goods.  The Company assumes risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns and the Company acts as principal in the transaction.

Probability of collection is assessed using the following customer information, credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Extended payment terms are granted on an exception basis, typically in situations where customers elect to simultaneously purchase development and deployment licenses for an entire project and are attempting to align their payments with their customer’s deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of the Company’s senior management.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element.  If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.  If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. License arrangements that require significant modification of the software and/or nonrecurring engineering agreements requiring future obligations not yet performed, are deferred at the time of the transaction and recorded as revenue once the obligation has been fulfilled.

Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance contract, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed as a group or individual attendee rate.

Goodwill

The Company periodically evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable.  When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if the impairment has occurred.  If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset.

Reserve for Doubtful Accounts

The Company’s bad debt allowance includes the specific identification of certain customers and a general reserve for accounts receivable.  The general reserve is an estimate based on the Company’s collection experience, bad debt write off history, economic factors that may effect a customers ability to pay, and accounts receivable aging trends.

Results of Operations

In 2001, we filed a Form 8-K reporting a decision by our Board of Directors to change our fiscal year-end from December 31 to October 31. This change was made to better align our customers’ procurement process and our financial reporting cycles.  The condensed financial statements included in Item 1 include statements for the current quarter ended January 31, 2002 and for the quarter ended March 31, 2001 because it was impracticable and not cost justified to furnish complete statements for the quarter ended January 31, 2001.  The Company does not believe that seasonal or other factors affect the comparability of information or trends in those financials.  Nevertheless, because the Company was able, without undue cost, to provide dollar amounts for revenues and expenses for the directly comparable quarter ended January 31, 2001, it has presented these amounts in this “Management’s Discussion and Analysis” section and focused its discussion on this comparison.  References to the "comparable quarter," or "comparable period" in the Managements Discussion and Analysis section refer to the quarter ended January 31, 2001.

	Three months ended
	January 31, 2002	January 31, 2001	March 31, 2001
Revenue:
License	58%	56%	31%
Services	42%	44%	69%
Total revenue	100%	100%	100%
Cost of revenue:
License	12%	8%	7%
Services	21%	23%	54%
Total cost of revenue	33%	31%	61%
Gross profit	67%	69%	39%
Operating expenses:
Marketing and sales	38%	39%	53%
Research and development	25%	19%	33%
General and administrative	13%	9%	16%
Amortization of goodwill	1%	1%	2%
Total operating expenses	77%	68%	104%
Loss from operations	(10%)	(1%)	(65%)
Other expense	1%	(0%)	(3%)
Loss before taxes	(9%)	(0%)	(68%)
Provision for taxes	0%	0%	1%
Net income (loss)	(9%)	(0%)	(69%)

	Three months ended
	January 31, 2002	January 31, 2001	March 31, 2001	% of change from 1/31/01	% of change from 3/31/01
		(unaudited)
License revenue	$3,528	$3,932	$1,606	(10%)	120%
Service revenue	2,576	3,103	3,606	(17%)	(29%)
Total revenue	6,104	7,035	5,214	(13%)	17%

Cost of license	741	546	361	36%	105%
Cost of service	1,278	1,638	2,809	(22%)	(55%)
Total cost of revenue	2,019	2,184	3,170	(8%)	(36%)

Marketing and sales expense	2,346	2,712	2,777	(13%)	(16%)
R&D expense	1,503	1,319	1,698	14%)	(11%
G&A expense	804	613	857	31%	(6%)
Goodwill amortization	50	124	123	(60%)	(59%)
Total operating expense	4,703	4,768	5,455	(2%)	(14%)

Other income (expense), net	53	(59)	(127)	—	—

Revenue

Total consolidated revenue decreased 13% from $7.0 million in the comparable period of 2001.  This decrease was due to the restructuring of our European operations in addition to the continued effects of a weakened 2001 economy.

The Company experienced the onset of the current economic downturn, especially as it pertains to the telecommunications sector, in our March 2001 license sales that were dramatically impacted by customer cancellations and delays.  This economic situation prevails today, but its impact on the Company was more marked in the three months ended March 31, 2001, which is the reason for the dramatic increase in license revenue in the three months ended January 31, 2002, when compared to the three months ended March 31, 2001.

License revenue

License revenue decreased 10% from $3.9 million in the comparable period of 2001. This decrease was due to the lingering effects of a weakened 2001 economy where VDS deployment license sales were adversely affected by customers’ decisions to delay or cancel IT capital spending.  License revenue increased in the first quarter of 2002 to 58% of total revenue, from 56% of total revenue for the comparable period of 2001.

Services revenue

Services revenue consists of revenue from consulting, training and technical support provided.  Services revenue  decreased 17% from $3.1 million in the comparable period of 2001, which was  the result of lower revenues from Europe and a decrease in sub-contracted service engagements.   In particular, a U.S. engagement in the telecommunications space commenced in December of 2000 and concluded in November of 2001.  Services revenue decreased to 42% of total revenue in the first quarter of 2002 compared to 44% on a comparable basis.

Cost of Revenue and Gross Profit

Total cost of revenue decreased to $2.0 million in the first quarter from $2.2 million in the comparable period of 2001.  This decrease was the result of lower sub-contracted service revenues, partially offset by increased amortization of product royalty obligations.  Total cost of revenue as a percentage of total revenue increased to 33% in the first quarter of 2002 from 31% in the comparable period of 2001.

Cost of license revenue consists primarily of product royalty obligations, bad debt reserves, user manuals, product media and packaging and to a lesser extent, production labor and freight costs.  Cost of license revenue increased to $741,000 in the first quarter of 2002 from $546,000 during the comparable period of 2001.  This increase was primarily the result of amortizing product royalty costs incurred with the release of Versant enJin.   Cost of license revenue as a percentage of license revenue increased to 21% in the first quarter from 14% in the comparable period of 2001, as a result of increased costs together with a lower license revenue base.

Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support work paid for by customers.  Cost of services revenue decreased to $1.3 million in the first quarter of 2002 from $1.6 million in the comparable period of 2001, which was primarily attributable to lower sub-contracted service revenues.  Cost of service revenue as a percentage of service revenue decreased to 50% in the first quarter of 2002 from 53% of service revenue for the comparable period of 2001 due to a higher concentration of maintenance revenues in the overall service revenue mix.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, literature, product management, sales offices, facility and depreciation expense.  Marketing and sales expense decreased in the first quarter of 2002 to $2.3 million from $2.7 million in the comparable period.  This decrease was the result of lower commission expense due to lower license revenue and reduced marketing program costs in the first quarter of 2002. As a percentage of total revenue, marketing and sales expenses decreased slightly to 38% in the first quarter of 2002 from 39% in the comparable period of 2001, with the reduction in expenses being slightly more than the decline in revenues.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel expenses and supplies. Research and development expenses increased to $1.5 million in the first quarter of 2002 from $1.3 million for comparable period in 2001.  The increase for the comparable period was due to the increased cost to support application server integration and synchronization efforts.  To date, all research and development expenditures have been expensed as incurred.  As a percent of total revenue, research and development expenses increased to 25% in the first quarter of 2002 from 19% for the comparable period in 2001, more a function of higher expense, than decreased revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, and general management functions.  In addition, general and administrative expenses include outside legal, public relations, audit and external reporting costs. General and administrative expenses increased to $804,000 in the first quarter of 2002 from $613,000 in the comparable period of 2001.  The increase from the comparable period of 2001 was the result of cost reduction efforts in December of 2000, which included the elimination of employee bonuses for 2000.  As a percentage of total revenue, general and administrative expenses increased in the first quarter of 2002 to 13% from 9% in the comparable period of 2001, more a function of increased expense, than decreased revenue.

Amortization of Goodwill

The acquisition of Versant Europe in March 1997 resulted in our recording goodwill of $3.3 million. This goodwill was being amortized on a straight-line basis over seven years, but the Company changed this estimate to a five-year period in 1998. We amortized approximately $50,000 in the three months ended January 31, 2002 and $156,000 in the ten months ended October 31, 2001. *We will amortize $139,950 of this remaining goodwill amount in fiscal 2002.

The acquisition of Soft Mountain in September 1998 resulted in our recording goodwill of $1.2 million, which was being amortized over a five-year period.  In October 31, 2001, the Company wrote off the remaining $555,000 net book value of the goodwill related to Soft Mountain due to an impairment of the carrying value of the asset due to the abandonment of the product and the closure of an office in France.

Other Income (Expense), Net

Other expense, net represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents and the foreign currency gain (loss) as a result of entering into transactions denominated in currency other than local currency. The Company reported net other expense of $59,000 in the comparable period of 2001 and net other income of  $53,000 in the first quarter of 2002.  The change was the result of lower currency exchange costs on the repayment of loans denominated in U.S. dollars by foreign subsidiaries that occurred in the first quarter of 2001.

Liquidity and Capital Resources

Cash and cash equivalents increased to $5.8 million at January 31, 2002 from $4.1 million at October 31, 2001. For the first quarter of 2002, the Company generated  $2.0 million from operations with the net loss being more than offset by a reduction in accounts receivable due to collections.  Financing activities used cash of  $536,000 to the pay down of short-term debt and capital leases, which was offset in part from sales of the Company’s common stock totaling $244,000.

The Company maintains a revolving credit line with a bank that expires on May 15, 2002.  The maximum amount that can be borrowed under the revolving credit line is $5.0 million.  As of January 31, 2002 there were no borrowings under this line.  Borrowings are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of the Company’s assets.  As of January 31, 2002, the amount available under this line was approximately $2.0 million.  This amount fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. Any borrowings outstanding would bear interest at prime rate plus 2.00% (6.75% at January 31, 2002). The loan agreement contains certain financial covenants, and prohibits cash dividends and mergers and acquisitions without the bank’s prior approval. At January 31, 2002, the Company was not in compliance with certain of these covenants, and has received a waiver through that date. In addition, Versant Europe had short-term borrowings of $31,000 outstanding at January 31, 2002.

At January 31, 2002 our commitments for capital expenditures were not material. *We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2002. The Company has implemented several cash conservation measures to help improve its overall cash position.  Specifically, the company has cut expenses through the closure of its France office, reduced cash bonus and cash incentive programs, reduced employee fringe benefit programs and delayed or eliminated capital expenditure plans.  We will continue to evaluate and implement additional cash conservation measures as circumstances dictate.  However, there can be no assurance of this, as our operating results are very difficult to predict, and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals.  *Additional debt or equity financing may be required or desirable and may not be available to us on commercially reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial. Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities.  *Cash may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of this Statement did not have a material impact on our financial position or results of operations of the Company.

In July 2001, the FASB issued SFAS No. 142,  “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  Under this SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets will continue to be valued and amortized over their estimated lives and in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 is not subject to amortization.  Due to the Company’s recent change in fiscal year-end from December 31 to October 31, the Company will adopt SFAS No. 142 on November 1, 2002 at which time the Company will no longer amortize goodwill.

Effective January 2002, the Company must adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Transactions”.  SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121 and resolves implementation issues related to SFAS No. 121.  The adoption of SFAS No. 144 will not have a material effect on our consolidated results of operations or financial position.

In July 2001, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of the cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”  (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption requires the reclassification of financial statements for prior periods presented for comparative purposes. Adoption of EITF 00-25 and 01-09 had no impact on the Company’s consolidated results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the Announcement).  The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement.  The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations.  The Announcement is to be applied in the financial reporting periods beginning after December 15, 2001 and the comparative financial statements for prior periods are to be reclassified to comply with the Announcement.  The Company will adopt the Announcement beginning in the second quarter of 2002.  The Announcement is not expected to have a significant impact on operating results, but will increase services revenue and cost of services and decrease gross margin.

Risk Factors

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, and those set forth in our Form 10-K for the period from January 1, 2001 through October 31, 2001 that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital.  At January 31, 2002, we had $5.8 million in cash and cash equivalents and working capital of approximately $4.1 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *While we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2002, as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings.  Additionally, we may choose to raise additional funds if such are available to us on terms we believe reasonable to strengthen our financial position or to make acquisitions.  From time to time, we have been in violation of covenants of our bank debt, and there can be no assurance that our bank line of credit will be available if needed.  Additionally, when our line expires in May 2002, there can be no assurance it will be renewed.  There can be no assurance any necessary or desirable equity or debt funding would be available to us on favorable terms, if at all.  Any sales of additional equity or convertible debt securities would result in dilution, which could be substantial, to our shareholders.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities may be entitled to various preferential rights over common stock, including repayment of their investment, and possibly additional amounts, prior to any payments to holders of common stock, in the event of an acquisition of the company.

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

•                  customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors; and

•                  potential customers’ unwillingness to invest in our products given our perceived financial instability.

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

Stock ownership has become more concentrated and is subject to dilution; our holders of preferred stock have substantial liquidation preference.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex’s filings with the SEC which indicates that Vertex holds 4,009,428 shares (which amount includes conversion of all preferred shares and exercise of warrants held by Vertex) and assuming that the Company has 15,669,907 shares outstanding (which amount consists of all outstanding shares of common stock of the Company plus conversion of preferred shares and exercise of warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 26% of our common stock.  Additionally, the preferred stock held by Vertex and others currently has a liquidation preference of $14 million, meaning that, in the event of an acquisition of the company, they would be entitled to the first $14 million of proceeds before holders of common stock would be entitled to any amount.

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

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, in the three months ended January 31, 2002, two customers represented 17% and 11% of our total revenue, respectively.  The timing of these orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on our business.

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

We must defend against litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiffs leave to amend.  Plaintiffs filed a First Amended Complaint on May 10, 2001.  Like its predecessors, the First Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and our financial performance. The First Amended Complaint seeks an unspecified amount of damages.  We vigorously deny the plaintiffs’ claims and have filed a motion to dismiss the First Amended Complaint. On December 4, 2001, the court dismissed, with prejudice, the complaint against us in the securities class action suit, In re Versant Object Technology Securities Litigation.  It is possible, however, that the plaintiffs in this action may appeal the court’s decision. Therefore, although we has been successful in defending against this litigation thus far, this litigation may continue.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

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

In the e-business market our competitors can be classified into two groups. First, we compete with relational database companies, many of which have modified or are expected to modify their Relational Database Management Systems (RDBMs) to incorporate object-oriented interfaces and other functionality and which claim that this object-relational functionality is an adequate solution for integration with application servers. Second, we face competition from object-oriented companies such as eXcelon, Persistence Software and TopLink that provide components similar to those included in our Versant enJin product offering.  In order for our products to be well accepted in this marketplace, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become deeper and more extensive.

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

We also face certain challenges in integrating first-party technology with our products.  These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the first-party technology provider, which may result in delays of the commercial release of new products.

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

Our future success will depend in part on our ability to integrate our products with those of vendors providing complementary products.  Versant enJin and VDS must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end-user solution.  We may not receive the support of these first-party vendors, some of which may compete with us, in integrating our products with their products.

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

To date, we have not been notified that our products infringe the proprietary rights of first parties, but first parties could claim that our current or future products infringe such rights.  We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

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

We do not use derivative financial instruments for speculative trading purposes

Part II.  Other Information

Item  6.  Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Exhibit Title
10.52	Business Loan Agreement (Asset based) dated December 14, 2001 by and between the registrant and Greater Bay Bank

(b)                                                                                 Reports on Form 8-K

No Reports on Form 8-K were filed in the quarter ended January 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Date: March 15, 2002	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration. Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT         TITLE

NUMBER

                  3.03    —  Registrant’s Amended and Restated Articles of Incorporation filed following the closing of registrant’s initial public offering(1)

                  3.05    —  Registrant’s Amended and Restated Bylaws adopted prior to the closing of registrant’s initial public offering(1)

                  3.06    —  Certificate of Amendment of Amended and Restated Articles of Versant Object Technology Corporation(2)

                  3.07    —  Registrant’s Certificate of Determination dated July 12, 1999, incorporated by reference to the Company’s current report on Form 8-K (Exhibit 3.01) filed July 12, 1999.

                  10.03  —  Registrant’s 1996 Directors Stock Option Plan, as amended, and related documents(3)**

                  10.04  —  Registrant’s 1996 Employee Stock Purchase Plan, as amended, and related documents(4)**

                  10.05  —  Registrant’s 401(k) Plan and addendum thereto(1)

                  10.09  —  Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH(1)*

                  10.10  —  Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers(1)

                  10.14  —  Form of Amendment to Versant Corporation Stock Option Agreement(1)**

                  10.15  —  Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant(5)

                  10.16  —  Form of Letter Agreement dated October 22, 1997 between registrant and its executive officers(6)**

                  10.18  —  Letter Agreement dated November 26, 1997 between registrant and Nick Ordon(6)**

                  10.23  —  Corporate Resolution and Incumbency Certification dated March 30, 1998(2)

                  10.28  —  Vertex Note Purchase Agreement Dated October 16, 1998(10)

                  10.29  —  Vertex Convertible Secured Subordinated Promissory Note Dated October 16, 1998(8)

                  10.30  —  Vertex Security Agreement Dated October 16, 1998(8)

                  10.31  —  Vertex Registration Rights Agreement Dated October 16, 1998(6)

                  10.32  —  Vertex Subordination Agreement Dated October 16, 1998(8)

                  10.33  —  Special Situations Fund Common Stock and Warrant Purchase Agreement  Dated December 28, 1998(8)

                  10.34  —  Special Situations Fund Stock Warrant Dated December 28, 1998(8)

                  10.35  —  Special Situations Fund Registration Rights Agreement Dated December 28, 1998(8)

                  10.37  —  Preferred Stock and Warrant Purchase Agreement entered into as of June 28, 1999 incorporated by reference to the Registrant’s current report on Form 8-K (Exhibit 10.01) filed July 12, 1999.

                  10.38  —  Form of Common Stock Purchase Warrant 1999 incorporated by reference to the Registrant’s current report on Form 8-K (Exhibit 10.02) filed July 12, 1999.

                  10.39  —  Debt Cancellation Agreement between the Company and Vertex Technology Fund, Inc incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.03) filed July 12, 1999.

                  10.40  —  Supplement to Registration Rights Agreement among the Company and the parties listed on the Schedule of Investors attached thereto incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.04) filed July 12, 1999.

                  10.41  —  1996 Equity Incentive Plan, amended as of January 19, 2000(9)

                  10.42  —  Public Relations Firm Agreement Dated November 1, 1999(10)

                  10.50  —  Business Loan Agreement (Asset Based) dated June 28, 2001 by and between the registrant and Greater Bay Bank.

                  10.51  —  Commercial Security Agreement dated June 28, 2001 by and between the registrant and Greater Bay Bank.

                  10.52  —  Business Loan Agreement (Asset Based) dated December 14, 2001 by and between the registrant and Greater Bay Bank.

                  23.01  —  Consent of Arthur Andersen LLP, Independent Public Accountants(10)

1)              Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (file number 333-4910-LA) filed with and declared effective by the Securities and Exchange Commission on July 17, 1996.

2)              Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998.

3)              Incorporated by reference to Exhibit 4.07 to the Registrant’s Registration Statement on Form S-8 (file number (333-67776) filed with the Securities and Exchange Commission on August 17, 2001.

4)              Incorporated by reference to Exhibit 4.06 to the Registrant’s Registration Statement on Form S-8 (file number (333-67776) filed with the Securities and Exchange Commission on August 17, 2001.

5)              Incorporated by reference to the Registrant’s Form 10-KSB for the quarter ended December 31, 1997, filed with the Securities and Exchange Commission on April 3, 1998.

6)              Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

7)              Incorporated by reference to the Registrant’s Form 10-KSB for the quarter ended December 31, 1998, filed with the Securities and Exchange Commission on April 3, 1999.

8)              Incorporated by reference to the Registrant’s Form 10-KSB for the quarter ended December 31, 1999 filed with the Securities and Exchange Commission on April 3, 1999.

9)              Incorporated by reference to Exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (file number (333-67776) filed with the Securities and Exchange Commission on August 17, 2001.

10)        Incorporated by reference to the Registrant’s Form 10-KSB for the period from January 1, 2001 through October 31, 2001, filed with the Securities and Exchange Commission on January 31, 2002.

*                                      Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**                               Management contract or compensatory plan.