Form 10-Q
period 2002-04-30
VERSANT CORP
filed 2002-06-14
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Yes ☒  No ☐

The number of shares of common stock, no par value, outstanding as of May 31, 2002:  12,315,675

VERSANT CORPORATION

FORM 10-Q

Quarterly Period Ended April 30, 2002

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2002	October 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$5,041	$4,101
Accounts receivable, net	4,168	6,478
Other current assets	601	1,256
Total current assets	9,810	11,835

Property and equipment, net	2,461	3,093
Other assets	18	—
Goodwill, net	342	442
Total assets	$12,631	$15,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$24	$57
Short-term debt	716	550
Accounts payable	392	1,239
Accrued liabilities	1,839	2,574
Current portion of deferred revenue	3,041	3,748
Current portion of deferred rent	11	3
Total current liabilities	6,023	8,171

Long-term liabilities, net of current portion:
Long-term portion of capital lease obligations	—	3
Long-term portion of deferred revenue	948	234
Long-term portion of deferred rent	395	397
Total long-term liabilities	1,343	634

Total liabilities	7,366	8,805

Shareholders’ equity:
Preferred stock, no par value	4,912	4,912
Common stock, no par value	52,718	52,465
Accumulated deficit	(52,589)	(50,929)
Cumulative other comprehensive income	224	117
Total shareholders’ equity	5,265	6,565
Total liabilities and shareholders’ equity	$12,631	$15,370

The accompanying notes are an integral part of these condensed consolidated finanicial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2002	June 30, 2001	April 30, 2002	June 30, 2001
Revenue:
License	$2,466	$2,098	$5,994	$3,704
Services	2,235	6,115	4,811	9,723
Total revenue	4,701	8,213	10,805	13,427

Cost of revenue:
License	614	316	1,355	677
Services	1,361	3,843	2,639	6,652
Total cost of revenue	1,975	4,159	3,994	7,329

Gross profit	2,726	4,054	6,811	6,098

Operating expenses:
Marketing and sales	1,823	2,233	4,169	5,010
Research and development	1,558	1,659	3,061	3,357
General and administrative	681	700	1,485	1,557
Amortization of goodwill	50	122	100	245
Non-cash stock compensation	—	22	—	22
Total operating expenses	4,112	4,736	8,815	10,191

Loss from operations	(1,386)	(682)	(2,004)	(4,093)

Other income (expense), net	330	(12)	383	(139)

Loss before provision for income taxes	(1,056)	(694)	(1,621)	(4,232)

Provision for income taxes	26	12	39	59

Net loss	$(1,082)	$(706)	$(1,660)	$(4,291)

Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.14)	$(0.36)

Basic and diluted weighted average common shares	12,261	11,993	12,196	11,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	April 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,660)	$(4,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of fixed assets	50	—
Depreciation and amortization	677	994
Reserve for doubtful accounts	393	(49)
Changes in current assets and liabilities:
Accounts receivable	1,917	3,257
Other current assets	655	164
Other assets	(18)	21
Accounts payable	(847)	600
Accrued liabilities	(727)	(183)
Deferred revenue and deferred rent	5	1,903
Net cash provided by operating activities	445	2,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	8	—
Purchases of property and equipment	(3)	(218)
Net cash provided by (used in) investing activities	5	(218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	253	269
Principal payments under capital lease obligations	(36)	(33)
Net borrowings (payments) under short-term debt	166	(1,255)
Net cash provided by (used in) financing activities	383	(1,019)

Effect of exchange rate changes	107	(3)
Net increase in cash and cash equivalents	940	1,176
Cash and cash equivalents at beginning of period	4,101	4,280
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,041	$5,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$7	$19
Foreign withholding and state income taxes	30	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   Organization, Operations and Liquidity

References to the “Company” in these notes to condensed consolidated financial statements refer to Versant Corporation and its subsidiaries.  The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency fluctuations, product concentration, and the ability to adequately finance its ongoing operations.

As of April 30, 2002, the Company had not achieved business volume sufficient to restore profitability and consistent positive cash flow on an annual basis, although the Company’s operating activities provided net cash in the six months ended April 30, 2002.  The Company had a net loss of $1.1 million in the three months ended April 30, 2002 and a net loss of $1.7 million in the six months ended April 30, 2002.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

On September 10, 2001, the Company filed a Form 8-K reporting a decision by the Board of Directors to change the Company’s fiscal year-end from December 31 to October 31. This change was made to better align the Company’s business and financial reporting cycles.  As a result of this change, the Company reported a ten-month transition period from January 1, 2001 to October 31, 2001.  The Company’s new fiscal year 2002 commenced on November 1, 2001.

2.   Summary of Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the transition period from January 1, 2001 through October 31, 2001. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company’s management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending October 31, 2002, or any other future period.

Revenue Recognition

The Company has adopted the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”   Revenue consists mainly of revenue earned under software license agreements and maintenance agreements and for consulting and training activities.

The Company licenses its products to value-added resellers, distributors and end users through two types of licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses Versant Developer Suite (VDS) or Versant enJin.   Before that customer may deploy an application it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run or the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

Revenue from software license arrangements, including prepayment revenue, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is recognized upon the satisfaction of the contingency, customer acceptance or expiration of the acceptance period.

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end users.  Resellers, including distributors, are required to report the distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end user customers.  Revenue from royalties is recognized when reported by the reseller.

Revenue from resale by the Company of third-party products is recorded at total contract, value with the corresponding cost included in cost of sales when the Company acts as principal in these transaction and assumes the risks and rewards of ownership, including the risk of loss for collection, delivery, or returns.  When the Company does not assume the risks and rewards of ownership, revenue from resale by the Company of third-party products or services is recorded at contract value net of the cost of sales.

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Extended payment terms are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of the Company’s senior management.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element.  If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.  License arrangements that require significant modification of the software, and/or nonrecurring engineering agreements requiring future obligations not yet performed, are deferred at the time of the transaction and recorded as revenue once the obligation has been fulfilled.

Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the arrangement, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

For the quarter ended April 30, 2002, there were two customers that accounted for 14% and 12% of total quarterly revenues respectively.  For the quarter ended June 30, 2001, there were two customers that accounted for 29% and 17%  of total quarterly revenue.  For the six months ended April 30, 2002, there were two customers that each accounted for 11% of period revenues.  For the six months ended June 30, 2001 there were 2 customers that accounted for 29% and 11% of period revenues, respectively.

Goodwill

The Company periodically evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant a revision or that the remaining balance may not be recoverable.  When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if the impairment has occurred.  If the Company determines an asset has been impaired, it records the impairment based on the fair value of the impaired asset.

Reserve for Doubtful Accounts

The Company’s reserve for doubtful accounts includes the specific identification of bad debts and an unallocated reserve for doubtful accounts receivable.  The unallocated reserve is an estimate based on the Company’s collection experience, bad debt write-off history, economic factors that may effect customer’s abilities to pay, and accounts receivable aging trends.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30, 2002	October 31, 2001
Payroll and related	$853	$1,090
Taxes payable	234	471
Restructuring	54	668
Other	698	345
Total	$1,839	$2,574

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on foreign currency translation that have been excluded from net loss and reflected in shareholders’ equity.  For the periods presented, comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2002	June 30, 2001	April 30, 2002	June 30, 2001
Net loss	$(1,082)	$(706)	$(1,660)	$(4,291)
Foreign currency translation adjustment	107	(45)	224	(172)
Comprehensive loss	$(976)	$(751)	$(1,436)	$(4,463)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding.  Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method.  Potentially dilutive securities are excluded from the diluted net loss per share computation if their effect is antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Net Loss Per Share
For the three months ended June 30, 2001:
Basic and diluted	$(706)	11,993	$(0.06)

For the three months ended April 30, 2002:
Basic and diluted	$(1,082)	12,261	$(0.09)

For the six months ended June 30, 2001:
Basic and diluted	$(4,291)	11,963	$(0.36)

For the six months ended April 30, 2002:
Basic and diluted	$(1,660)	12,196	$(0.14)

3.   Segment Information

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to shareholders.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company is organized geographically and by line of business.  The Company has three major line of business operating segments: license, support, and consulting, training and other.  While the Company’s Executive Management Committee which is the Company’s chief operating decision maker, evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.  Results are evaluated by line of business at the gross profit level, and there is no allocation of operating expenses by line of business.

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

The accounting policies of the line of business operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The Company does not track assets by operating segments.  Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2002	June 30, 2001	April 30, 2002	June 30, 2001
Revenue from unaffiliated customers
License	$2,466	$2,098	$5,994	$3,704
Support	1,295	2,222	2,674	3,437
Consulting, training and other	940	3,893	2,137	6,286
Total revenue	4,701	8,213	10,805	13,427

Cost of revenue
License	614	316	1,355	677
Support	364	326	648	779
Consulting, training and other	997	3,517	1,991	5,873
Total cost of revenue	1,975	4,159	3,994	7,329

Gross profit (loss)
License	1,852	1,782	4,639	3,027
Support	931	1,896	2,026	2,658
Consulting, training and other	(57)	376	146	413
Total gross profit	2,726	4,054	6,811	6,098

Operating expenses	4,112	4,736	8,815	10,191
Other income (expense)	330	(12)	383	(139)
Loss before provision for income taxes	$(1,056)	$(694)	$(1,621)	$(4,232)

The table below presents the Company’s total revenues by country (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2002	June 30, 2001	April 30, 2002	June 30, 2001
Total revenues attributable to:
United States/Canada	$2,943	$6,327	$7,560	$9,859
United Kingdom	841	764	1,493	1,375
Germany	483	731	785	1,180
Australia/Asia Pacific/Japan	367	147	727	453
France	67	244	240	560
Total	$4,701	$8,213	$10,805	$13,427

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.  At April 30, 2002, there were no customers that had an outstanding balance that represented more than 10% of total accounts receivable. At June 30, 2001, two customers had outstanding balances that represented 29% and 11% of total accounts receivable, respectively.   The Company performs periodic credit evaluation of its customers’ financial condition. The Company generally does not require collateral on accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

4.   Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142,  “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets will continue to be valued and amortized over their estimated lives, and in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Due to the Company’s recent change in fiscal year-end from December 31 to October 31, the Company will adopt SFAS No. 142 on November 1, 2002.  As of October 31, 2002, the Company expects to have goodwill of $239,100 which will no longer be amortized.

Effective January 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Transactions.”  SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 had no impact on the Company’s consolidated results of operations or financial position.

In July 2001, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of the cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”  (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption requires the reclassification of financial statements for prior periods presented for comparative purposes. Adoption of EITF 00-25 and 01-09 did not have a material effect on the Company’s consolidated results of operations or financial position.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”).  The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement.  The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations.  The Announcement is to be applied in the financial reporting periods beginning after December 15, 2001, and the comparative financial statements for prior periods are to be reclassified to comply with the Announcement.  The Company adopted the Announcement beginning in the second quarter of 2002.  The Announcement did not have a significant impact on the Company’s consolidated results of operations or financial position, but resulted in an increase in services revenue and cost of services and a decrease in the gross margin percentage.

 5.  Restructuring Costs

On October 31, 2001, the Company implemented a restructuring plan aimed at optimizing performance in Europe.  The primary goal was to reduce operating expenses, while maintaining current revenue streams in Europe. As a result, the Company changed its distribution model in France from a wholly owned subsidiary to an independent distributor.  The Company incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, the termination of the building lease and accounting and legal costs associated with the closure and the write-down of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.  Remaining obligations are expected to be paid by October 31, 2002.

The following table summarizes the restructuring activity at April 30, 2002:

Restructuring Costs	Balance at Oct 31, 2001	Q1 2002 Usage	Q2 2002 Usage	Balance at Apr 30,2002
Employee severance and related costs	$290,000	$(262,706)	$(20,281)	$7,013
Lease termination and building costs	160,000	(123,281)	(21,141)	15,578
Professional fees	110,000	(46,062)	(32,692)	31,246
Write-off of fixed assets	62,000	(62,000)	—	—
Write-off of other current assets and liabilities	46,000	(46,000)	—	—
Total restructuring	$668,000	$(540,049)	$(74,114)	$53,837

6.   Term Loan and Line of Credit

The Company has a revolving credit line with a wholly owned subsidiary of its existing bank that expires on April 18, 2003.  The maximum amount that can be borrowed under this line is $5.0 million.  As of April 30, 2002, there were $700,000 of borrowings under this line, which were paid in full on May 13, 2002. Borrowings are limited to eligible accounts receivable and are secured by a lien on substantially all of the Company’s assets.  Borrowings bear interest at the bank’s prime rate plus 4.00% (8.75% at April 30, 2002). The loan agreement contains no financial covenants, and prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.

7.  Legal Proceedings

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998.  On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiffs leave to amend.  Plaintiffs filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance.  On December 4, 2001, the court dismissed, with prejudice, the Third Amended Complaint against the Company in the securities class action suit, In re Versant Object Technology Securities Litigation.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals.  On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed.  The Company’s answering brief is presently due on July 12, 2002.  The Company denies the allegations in the litigation and intends to vigorously defend the District Court’s judgment on appeal.  Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company’s results of operations and financial condition.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-Q that contain these forward-looking statements and words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are also intended to identify forward-looking statements, but neither the asterisks nor these words are the exclusive means of identifying these statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2, and in our October 31, 2001 Form 10-K on file with the Securities and Exchange Commission, especially the section labeled “Risk Factors.”

Overview

We were incorporated in August 1988 and commenced commercial shipments of our principal products, the Versant Developer Suite (“VDS”) in 1991 and Versant enJin in 2000.  Substantially all of our revenue has been derived from:

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

In the second quarter of 2002, we continued to focus on three major sales and product development initiatives: enhancement of and revenue growth in our sixth generation object database management system, VDS; enhancement of, revenue growth in and marketing emphasis on our new e-business product suite, Versant enJin; and growth of our consulting programs.

*We expect that licenses of VDS, Versant enJin, related products and third-party products and sales of associated services will be our principal sources of revenue for the foreseeable future.  *Our future performance will depend in significant part on the continued growth of the e-business market and its dependence on highly scalable, high performance and reliable object-based technologies such as ours.  *The failure of our products to perform favorably in and become an accepted component of this market, or a slower than expected increase or a decrease in the volume of sales of our products and services to this same market, could have a material adverse effect on us.

We license our products directly to end users, primarily through two types of licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.  Before that customer may deploy an application it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the database management system.  If the customer wishes to install several copies of the application, separate deployment licenses are required for each server computer and each client that will run the particular application that the customer has developed under a development license.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run or the number of users that will be able to access the server at any one time.  Customers may elect to purchase development and deployment licenses simultaneously for an entire project.

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin, which are either bundled or embedded in the resellers’ applications and sold directly to end users.  Resellers, including distributors, are required to report their licenses of Versant software and are charged a royalty that is based either on the number of copies of application software distributed, or on a percentage of the selling price charged by the reseller to its end user customers.

Our development and deployment agreements with value-added resellers typically require the payment of a nonrefundable, one-time license fee for a license of perpetual term and are limited to particular applications.  Revenue from license agreements is recognized in accordance with generally accepted accounting principles and requires that a license agreement has been signed, the software has been delivered, the fee is fixed and determinable and collection of the resulting receivable is deemed probable. If an acceptance period or other contingency exists, revenue is recognized upon the satisfaction of the contingency, customer acceptance, or the expiration of the acceptance period.  Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order has been received and the related services have been performed.  License arrangements that require significant modification of the software, maintenance agreements, and technical support and/or nonrecurring engineering agreements that require future obligations to be performed by us, are recorded on our balance sheet as deferred revenue, until the obligation has been fulfilled.

We license VDS, Versant enJin and peripheral products and sell associated maintenance support and services through our direct sales force to end users, value-added resellers, distributors and system integrators.

Critical Accounting Policies

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and of revenues and expenses during the reporting period.  We base these estimates on historical experience and trends, projections of future results, and industry, economic and seasonal fluctuations. Although we believe these estimates are reasonable under the circumstances, there can be no assurances as to the accuracy of these estimates, because application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective, or complex judgments, and are among the most important of our accounting policies to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill valuation and the determination of our reserve for doubtful accounts.

Revenue Recognition

We have adopted the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”   Revenue consists mainly of revenue earned under software license agreements and maintenance support agreements and for consulting and training activities.

Revenue from software license arrangements, including prepayment revenue, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is recognized upon satisfaction of the contingency, customer acceptance, or expiration of the acceptance period.

Resellers, including value-added resellers and distributors, are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end user customers. Revenue from royalties is recognized when reported by the reseller.

Revenue from our resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions, and assume the risks and rewards of ownership, including the risk of loss for collection, delivery, or returns. When we do not assume the risks and rewards of ownership, revenue from our resale of third-party products or services is recorded at contract value net of the cost of sales.

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Extended payment terms are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval our senior management.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence of the fair value of the undelivered element.  If vendor-specific objective evidence of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.  We defer revenue from license arrangements that require significant modification of the software and/or non-recurring engineering agreements requiring future obligations not yet performed and record it as revenue once the obligation has been fulfilled.

We defer revenue from maintenance and support arrangements and recognize it ratably over the term of the arrangement, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, services have been performed and collection is deemed probable.  We bill consulting services on an hourly, daily or monthly rate.  We bill training classes based on group or individual attendance.

Goodwill

We periodically evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable.  When factors indicate that goodwill should be evaluated for possible impairment, we will use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if the impairment has occurred.  If we determine an asset has been impaired, we will record the impairment based on the fair value of the impaired asset.

Reserve for Doubtful Accounts

Our reserve for doubtful accounts includes the specific identification of bad debts and an unallocated reserve for doubtful accounts receivable.  The unallocated reserve is an estimate based on the Company’s collection experience, bad debt write-off history, economic factors that may effect customers abilities to pay, and accounts receivable aging trends.

Results of Operations

In 2001, we filed a Form 8-K reporting a decision by our Board of Directors to change our fiscal year-end from December 31 to October 31. This change was made to better align our sales and financial reporting cycle with our customers’ procurement.  The condensed consolidated financial statements in Item 1 include financial statements for the three and six months ended April 30, 2002 and for the three and six months ended June 30, 2001 because it was impracticable and not cost justified to furnish complete statements for the comparable periods ended April 30, 2001.   We do not believe that seasonal or other factors affect the comparability of information or trends in those financials.  Nevertheless, we were able, without undue cost, to provide dollar amounts for revenues and expenses for the directly comparable quarter ended April 30, 2001.  We have presented these amounts in this “Management’s Discussion and Analysis” section and focused our discussion on this comparison.   The terms “comparable quarter” or “comparable period” in the Management’s Discussion and Analysis section refer to the three months ended or six months ended April 30, 2001, respectively, and the terms "reported quarter" or "reported period" refer to the three months ended or six months ended June 30, 2001, respectively.

	Three Months Ended			Six Months Ended
	April 30, 2002	June 30, 2001	April 30, 2001	April 30, 2002	June 30, 2001	April 30, 2001
			(proforma)			(proforma)
Revenue:
License	52%	26%	33%	55%	28%	45%
Services	48%	74%	67%	45%	72%	55%
Total revenue	100%	100%	100%	100%	100%	100%
Cost of revenue:
License	13%	4%	5%	13%	5%	6%
Services	29%	47%	56%	24%	50%	39%
Total cost of revenue	42%	51%	61%	37%	55%	45%

Gross profit	58%	49%	39%	63%	45%	55%

Operating expenses:
Marketing and sales	38%	27%	41%	39%	37%	40%
Research and development	33%	20%	28%	28%	25%	23%
General and administrative	15%	9%	13%	14%	12%	11%
Amortization of goodwill	1%	1%	2%	1%	1%	2%
Non-cash stock compensation	0%	1%	0%	0%	1%	0%
Total operating expenses	87%	58%	84%	82%	76%	76%
Loss from operations	(29%)	(8%)	(46%)	(19%)	(31%)	(21% )
Other income (expense)	7%	(1%)	(3%)	4%	(1%)	(2% )
Loss before income taxes	(22%)	(9%)	(49%)	(15%)	(32%)	(23% )
Provision for income taxes	1%	0%	1%	0%	0%	0%
Net loss	(23%	(9%)	(50%)	(15%)	(32%)	(23% )

	Three Months Ended			% of change from		Six Months Ended			% of change from
	April 30,	June 30,	April 30,			April 30,	June 30,	April 30,
	2002	2001	2001	6/30/01	4/30/01	2002	2001	2001	6/30/01	4/30/01
			(proforma)					(proforma)

License revenue	$2,466	$2,098	$2,066	18%	19%	$5,994	$3,704	$5,998	62%	0%
Services revenue	2,235	6,115	4,188	(63%)	(47%)	4,811	9,723	7,291	(51%)	(34%)
Total revenue	4,701	8,213	6,254	(43%)	(25%)	10,805	13,427	13,289	(20%)	(19%)

Cost of license	614	316	298	94%	106%	1,355	677	844	100%	61%
Cost of services	1,361	3,843	3,534	(65%)	(61%)	2,639	6,652	5,172	(60%)	(49%)
Total cost of revenue	1,975	4,159	3,832	(53%)	(48%)	3,994	7,329	6,016	(46%)	(34%)

Marketing and sales expenses	1,823	2,233	2,592	(18%)	(30%)	4,169	5,010	5,304	(17%)	(21%)
R&D expenses	1,558	1,659	1,777	(6%)	(12%)	3,061	3,357	3,096	(9%)	(1%)
G&A expenses	681	700	789	(3%)	(13%)	1,485	1,557	1,402	(5%)	6%
Non-cash compensation	—	22	—	(100%)	—	—	22	—	(100%)	—
Goodwill amortization	50	122	122	(59%)	(61%)	100	245	246	(59%)	(60%)
Total operating expense	4,112	4,736	5,280	(13%)	(22%)	8,815	10,191	10,048	(14%)	(12%)
Loss from operations	(1,386)	(682)	(2,858)	103%	(52%)	(2,004)	(4,093)	(2,775)	(51%)	(28%)
Other income (expense), net	330	(12)	(200)	(2850%)	(265%)	383	(139)	(259)	(376%)	(249%)
Loss before income taxes	(1,056)	(694)	(3,058)	52%	(65%)	(1,621)	(4,232)	(3,034)	(62%)	(47%)
Provision for income taxes	26	12	48	117%	(46%)	39	59	65	(34%)	(40%)
Net loss	$(1,082)	$(706)	$(3,106)	53%	(65%)	$(1,660)	$(4,291)	$(3,099)	(61%)	(46%)

Revenue

Total revenue decreased 25% to $4.7 million in the three months ended April 30, 2002 from $6.3 million in the comparable quarter of 2001, and decreased 19% to $10.8 million in the six months ended April 30, 2002 from $13.3 million in the comparable period of 2001.  Total revenue decreased 43% from $8.2 million in the three months ended June 30, 2001 and decreased 20% from $13.4 million in the six months ended June 30, 2001.  These decreases were due to the ongoing slowdown in global IT capital spending especially in the telecommunications sector, traditionally our largest vertical market.  Although revenue levels declined during the current periods, transaction volume increased, but with lower average transaction values than last year.

License revenue

License revenue increased 19% to $2.5 million in the three months ended April 30, 2002 from $2.1 million in the comparable quarter of 2001 and remained constant at $6.0 million for the six months ended April 30, 2002 and 2001. License revenue increased 18% from $2.1 million in the three months ended June 30, 2001 and increased 62% from $3.7 million in the six months ended June 30, 2001.  The increases were due to higher transaction volume, especially in the sale of deployment licenses, offset in part by lower average selling prices than last year.  As a percentage of total revenue, license revenue increased in the three months ended April 30, 2002 to 52% from 33% for the comparable quarter of 2001 and from 26% for the reported quarter of 2001 and increased to 55% in the six months ended April 30, 2002 from 45% in the comparable period of 2001 and from 28% for the reported period of 2001.

Services revenue

Services revenue consists of revenue from consulting, training and technical support as well as billable travel expenses incurred by our service organization.  Services revenue decreased 47% to $2.2 million in the three months ended April 30, 2002 from $4.2 million in the comparable quarter of 2001 and decreased 34% to $4.8 million in the six months ended April 30, 2002 from $7.3 million in the comparable period of 2001.  Service revenue decreased 63% from $6.1 million in the three months ended June 30, 2001, and decreased 51% from $9.7 million in the six months ended June 30, 2001.  These decreases were the result of  lower sub-contracted service engagements, in particular the conclusion in November 2001of a U.S. engagement for a telecommunications customer that commenced in December 2000.  Services revenue decreased to 48% of total revenue in the three months ended April 30, 2002 from 67% in the comparable quarter of 2001 and from 74% for the reported quarter of 2001 and decreased to 45% of total revenue in the six months ended April 30, 2002 compared to 55% in the comparable period of 2001 and 72% for the reported period of 2001.

Cost of Revenue and Gross Profit

Total cost of revenue decreased 48% to $2.0 million in the three months ended April 30, 2002 from $3.8 million in the comparable quarter of 2001 and decreased 34% to $4.0 million in the six months ended April 30, 2002 from $6.0 million in the comparable period of 2001.  Total cost of revenue decreased 53% from $4.2 million in the three months ended June 30, 2001, and decreased 46% from $7.3 million in the six months ended June 30, 2001.  These decreases were the result of lower sub-contracted service costs, partially offset by increases in the reserve for doubtful accounts and costs of license royalties paid to third parties.  Total cost of revenue as a percentage of total revenue decreased to 42% in the three months ended April 30, 2002 from 61% in the comparable quarter of 2001 and from 51% for the reported quarter of 2001 and decreased to 37% in the six months ended April 30, 2002 from 45% in the comparable period of 2001 and from 55% for the reported period of 2001.

Cost of license revenue consists primarily of third-party product and royalty obligations, increases in the reserve for doubtful accounts, user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.  Cost of license revenue increased 106% to $614,000 in the three months ended April 30, 2002 from $298,000 during the comparable quarter of 2001 and increased 61% to $1.4 million in the six months ended April 30, 2002 from $844,000 during the comparable period of 2001.  Cost of license revenue increased 94% from $316,000 in the three months ended June 30, 2001 and increased 100% from $677,000 in the six months ended June 30, 2001.  These increases were primarily the result of an increase in the reserve for doubtful accounts, higher third-party license costs and product royalty amortization.   Cost of license revenue as a percentage of license revenue increased to 25% in the three months ended April 30, 2002 from 14% in the comparable quarter of 2001 and from 15% for the reported quarter of 2001, and increased to 23% in the six months ended April 30, 2002 from 14% in the comparable period of 2001 and from 18% for the reported period of 2001.

Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support to our customers.  Cost of services revenue decreased 61% to $1.4 million in the three months ended April 30, 2002 from $3.5 million in the comparable quarter of 2001 and decreased 49% to $2.6 million in the six months ended April 30, 2002 from $5.2 million in the comparable period of 2001.  Cost of services revenue decreased 65% from $3.8 million in the three months ended June 30, 2001 and decreased 60% from $6.7 million in the six months ended June 30, 2001.  These decreases were primarily attributable to lower sub-contracted service revenues.  Cost of service revenue as a percentage of service revenue decreased to 61% in the three months ended April 30, 2002 from 84% of service revenue for the comparable quarter of 2001 and from 63% in the reported quarter of 2001 and decreased to 55% in the six months ended April 30, 2002 from 71% in the comparable period of 2001 and from 68% in the reported period of 2001.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, literature, product management, sales offices, and occupancy and depreciation expense.  Marketing and sales expense decreased 30% in the three months ended April 30, 2002 to $1.8 million from $2.6 million in the comparable quarter of 2001 and decreased 21% to $4.2 million in the six months ended April 30, 2002 from $5.3 million in the comparable period of 2001.  Marketing and sales expense decreased 18% from $2.2 million in the three months ended June 30, 2001 and decreased 17% from $5.0 million in the six months ended June 30, 2001.  These decreases were the result of lower commission expense and reduced marketing program costs in the current periods. As a percentage of total revenue, marketing and sales expenses decreased to 38% for the three months ended April 30, 2002 from 41% in the comparable quarter of 2001 and decreased slightly to 39% in the six months ended April 30, 2002 from 40% in the comparable period of 2001.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel expenses and supplies. Research and development expenses decreased 12% to $1.6 million in the three months ended April 30, 2002 from $1.8 million for comparable quarter of 2001 and were constant at $3.1 million in the six months ended April 30, 2002 and 2001.  Research and development expense decreased 6% from $1.7 million in the three months ended June 30, 2001 and decreased 9% from $3.4 million in the six months ended June 30, 2001.  The decrease between the three-month comparison periods was mainly due to reduced vacation and benefit expenses as a result of our continuing efforts to reduce costs.  To date, all research and development expenditures have been expensed as incurred.  As a percent of total revenue, research and development expenses increased to 33% in the three months ended April 30, 2002 from 28% for the comparable quarter of 2001 and from 20% for the reported quarter of 2001 and increased to 28% in the six months ended April 30, 2002 from 23% in the comparable period of 2001 and from 25% for the reported period of 2001.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources, and general management functions.  In addition, general and administrative expenses include outside legal, public relations, audit and external reporting costs. General and administrative expenses decreased 13% to $681,000 in the three months ended April 30, 2002 from $789,000 in the comparable quarter of 2001 but increased 6% to $1.5 million in the six months ended April 30, 2002 from $1.4 million in the comparable period of 2001.  General and administrative expense decreased 3% from $700,000 in the three months ended June 30, 2001 and decreased 5% from $1.6 million in the six months ended June 30, 2001.  The decrease in the comparable three-month period was the result of cost reduction efforts, which included a reduction in employee benefits and the elimination of employee bonuses as well as lower stock administration expenses.  As a percentage of total revenue, general and administrative expenses increased in the three months ended April 30, 2002 to 15% from 13% in the comparable quarter of 2001 and from 9% in the reported quarter of 2001, and increased to 14% in the six months ended April 30, 2002 from 11% in the comparable period of 2001 and from 12% in the reported period of 2001.

Amortization of Goodwill

The acquisition of Versant Europe in March 1997 resulted in our recording goodwill of $3.3 million. This goodwill was being amortized on a straight-line basis over seven years, but we changed this estimate to a five-year period in 1998. We amortized approximately $50,000 in the three months ended April 30, 2002. *We will amortize $93,300 of the remaining goodwill amount in fiscal 2002.  SFAS No. 142 which will be adopted on November 1, 2002, requires that existing goodwill is no longer subject to amortization.  As of October 31, 2002, we expect to have goodwill of $239,100 which will no longer be amortized.

The acquisition of Soft Mountain in September 1998 resulted in our recording goodwill of $1.2 million, which was being amortized over a five-year period.  In October 31, 2001, we wrote off the remaining $555,000 net book value of the goodwill related to Soft Mountain because the carrying value of the asset was impaired as a result of the abandonment of the product and the closure of an office in France.

Other Income (Expense), Net

Other income (expense), net represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents and the foreign currency gain or loss as a result of entering into transactions denominated in currencies other than our local currency.  We reported net other income of $330,000 in the three months ended April 30, 2002 and net other expense of $200,000 in the comparable quarter of 2001 and net other income of $383,000 in the six months ended April 30, 2002 and net other expense of $259,000 in the comparable period of 2001.  We reported net other expense of $12,000 and $139,000 in the three and six months ended June 30, 2001, respectively.  These changes were the result of a $200,000 refund of an insurance premium received in the three months ended April 30, 2002 and foreign currency losses incurred in the comparable quarter of 2001.

Liquidity and Capital Resources

Cash and cash equivalents increased to $5.0 million at April 30, 2002 from $4.1 million at October 31, 2001. For the first six months of fiscal 2002, we generated  $445,000 from operating activities as decreases in accounts receivable and other current assets more than offset a net loss (as adjusted for depreciation and amortization) and a reduction in accounts payable and accrued liabilities.  Financing activities provided cash of  $383,000, from sales of our stock and net borrowings under our revolving credit line, offset in part by principal payments on our capital lease obligations.

We have a revolving credit line with a wholly owned subsidiary of our existing bank that expires on April 18, 2003.  The maximum amount that can be borrowed under this line is $5.0 million.  As of April 30, 2002, we had $700,000 in borrowings under this line, which were paid in full on May 13, 2002.  Borrowings are limited to eligible accounts receivable and are secured by a lien on substantially all of our assets.  Any borrowings outstanding would bear interest at the bank’s prime rate plus 4.00% (8.75% at April 30, 2002). The loan agreement contains no financial covenants, but prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.

At April 30, 2002, our commitments for capital expenditures were not material. *We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. We have implemented several cash conservation measures to help improve our overall cash position.  Specifically, we have cut expenses through the closure of our office in France, personnel reductions, reduced cash bonus and cash incentive programs, reduced employee fringe benefit programs, and delayed or eliminated capital expenditure plans.  We will continue to evaluate and implement additional cash conservation measures as circumstances dictate.  However, there can be no assurance that our cash conservation measures will achieve the desired cost savings, as our operating results are very difficult to predict, and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals.  *Additional debt or equity financing may be required or desirable and may not be available to us on commercially reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial. Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities.  *Cash may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

As part of our ongoing efforts to manage our expense infrastructure and ensure its alignment with revenue expectations, we have taken additional cost cutting actions effective June 3, 2002. * We expect to reduce our run rate for operating expenses by approximately $500,000 per quarter by these headcount reductions, attrition and a shift of personnel to our Indian operation. * The effect of these reductions will not be evident until the fourth quarter of fiscal 2002.

Recent Pronouncements

In July 2001, the FASB issued SFAS No. 142,  “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets will continue to be valued and amortized over their estimated lives, and in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001, and existing goodwill will no longer be subject to amortization. Due to the Company’s recent change in fiscal year-end from December 31 to October 31, the Company will adopt SFAS No. 142 on November 1, 2002, from which date the Company will no longer amortize goodwill.  Due to the Company’s recent change in fiscal year-end from December 31 to October 31, the Company will adopt SFAS No. 142 on November 1, 2002.  As of October 31, 2002, the Company expects to have goodwill of $239,100 which will no longer be amortized.

Effective January 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Transactions.”  SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 had no impact on the Company’s consolidated results of operations or financial position.

In July 2001, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of the cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”  (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption requires the reclassification of financial statements for prior periods presented for comparative purposes. Adoption of EITF 00-25 and 01-09 did not have a material effect on the Company’s consolidated results of operations or financial position.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”).  The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement.  The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations.  The Announcement is to be applied in the financial reporting periods beginning after December 15, 2001, and the comparative financial statements for prior periods are to be reclassified to comply with the Announcement.  The Company adopted the Announcement beginning in the second quarter of 2002.  The Announcement did not have a significant impact on the Company’s consolidated results of operations or financial position, but resulted in an increase in services revenue and cost of services and a decrease in the gross margin percentage.

Risk Factors

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, and those set forth in our Form 10-K for the transition period from January 1, 2001 through October 31, 2001 that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital.  At April 30, 2002, we had $5.0 million in cash and cash equivalents and working capital of approximately $3.8 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *While we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months, as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings.  Additionally, we may choose to raise additional funds if they are available to us on terms we believe reasonable to strengthen our financial position or to make acquisitions.  From time to time, we have been in violation of covenants of our bank debt, and there can be no assurance that our bank line of credit will be available if needed.  Additionally, when our line expires in April 2003, there can be no assurance that it will be renewed.  There can be no assurance any necessary or desirable equity or debt funding would be available to us on favorable terms, if at all.  Any sales of additional equity or convertible debt securities would result in dilution, which could be substantial, to our shareholders.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities may be entitled to various preferential rights over common stock, including repayment of their investment, and possibly additional amounts, prior to any payments to holders of common stock, in the event of an acquisition of the company.

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

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and the services we offer.  The general economic slowdown in the world economy may have caused our customers to defer purchases of our products and services and otherwise altered their purchasing patterns.  Capital spending in the information technology sector generally has decreased over the past 2 years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these events or similar events in the future, or of any related or unrelated military action, on our customer or our business.  We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

Stock ownership has become more concentrated and is subject to dilution; our holders of preferred stock have substantial liquidation preference.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex’s filings with the SEC, which indicate that

Vertex holds 4,009,428 shares (including conversion of all preferred shares and exercise of all warrants held by Vertex), and assuming that Versant has 16,325,043 shares outstanding (which amount consists of all outstanding shares of our common stock as of May 31, 2002 plus conversion of all preferred shares and exercise of all warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 25% of our common stock.  Additionally, the preferred stock held by Vertex and others currently has a liquidation preference of $14 million, meaning that, in the event of an acquisition of the company, they would be entitled to the first $14 million of proceeds before holders of common stock would be entitled to any amount.

We rely on the telecommunications and financial services markets, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and more recently on the financial services market, and we are becoming increasingly dependent upon the defense industry for sales of VDS and Versant enJin.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures.  The types of applications and commercial products for the telecommunications and financial services markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with those of ours.  As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases and e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets.  In addition, organizations in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can adequately hire and retain personnel for this practice.

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

We may not be able to manage costs given the unpredictability of our revenue.  *We expect to continue to maintain a relatively high level of fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, although sales to our e-business customers are often concluded in shorter time intervals and sales to the defense industry can be considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, in the three months ended April 30, 2002, two customers represented 14% and 12% of our total revenue, respectively.  The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer that has become less significant in a given year with a different major customer could have a material adverse effect on our business.

We depend on our international operations.  A significant portion of our revenue is derived from customers located outside the United States.  This requires that we operate internationally and maintain a significant presence in international markets.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  However, our international operations are subject to a number of risks.  These risks include:

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

•                  the impact of business cycles, economic and political instability and potential hostilities outside the United States; and

•                  limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

We must defend against litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiffs leave to amend.  Plaintiffs filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and our financial performance.  On December 4, 2001, the court dismissed, with prejudice, the Third Amended Complaint against us in the securities class action suit, In re Versant Object Technology Securities Litigation.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. Our answering brief is presently due on July 12, 2002. We deny the allegations in the litigation and intend to vigorously defend the District Court’s judgment on appeal. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

Our stock price is volatile.  Our revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis.  We have previously experienced significant shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock and resulted in litigation.  This may occur again in the future.  Additionally, as a significant portion of our revenue often occurs late in the quarter, we may not learn of revenue shortfalls until late in the quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock.

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

In the e-business market our competitors can be classified into two groups. First, we compete with relational database companies, many of which have modified or are expected to modify their Relational Database Management Systems (RDBMs) to incorporate object-oriented interfaces and other functionality and which claim that this object-relational functionality is an adequate solution for integration with application servers. Second, we face competition from object-oriented companies such as eXcelon, Persistence Software and TopLink, that provide components similar to those included in our Versant enJin product offering. In order for our products to be well accepted in this marketplace, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become deeper and more extensive.

Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than ours.  In addition, many of our competitors have well-established relationships with current and potential customers of we do.  Our competitors may be able to devote greater resources to the development, promotion and sale of their products, may have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results and financial condition.

We depend on successful technology development.  We believe that significant research and development expenditures will be necessary to remain competitive.  While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions.  Uncertainties affecting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems.

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

Our future success will depend in part on our ability to integrate our products with those of vendors providing complementary products.  Versant enJin and VDS must be integrated with compilers, development tools, operating systems and other software and hardware components to produce a complete end user solution.  We may not receive the support of these third-party vendors, some of which may compete with us, in integrating our products with their products.

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

To date, we have not been notified that our products infringe the proprietary rights of other parties, but other parties could claim that our current or future products infringe these rights.  We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Part II.  Other Information

Item 1.  Legal Proceedings

We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  On May 22, 2000, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint, permitting plaintiffs leave to amend.  Plaintiffs filed a Second Amended Complaint on July 7, 2000.  The court granted the defendant’s motion to dismiss the Second Amended Complaint on April 2, 2001, permitting plaintiffs leave to amend.  Plaintiffs filed a Third Amended Complaint on May 10, 2001.  Like its predecessors, the Third Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and our financial performance.  On December 4, 2001, the court dismissed, with prejudice, the Third Amended Complaint against us in the securities class action suit, In re Versant Object Technology Securities Litigation.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. Our answering brief is presently due on July 12, 2002. We deny the allegations in the litigation and intend to vigorously defend the District Court’s judgment on appeal. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 18, 2002.  Following are descriptions of the matters voted on and the results of such meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes

1. Election of Directors:
William Henry Delevati	12,602,209	—	—	143,519	—
Nick Ordon	12,614,109	—	—	131,619	—
Shyam Rangole	12,599,209	—	—	146,519	—
Daniel Roberts	12,601,159	—	—	144,569	—
William R. Shellooe	12,613,657	—	—	132,071	—
Bernhard Woebker	12,583,695	—	—	162,033	—

2. Amendment to our 1996 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 800,000 shares.	4,056,613	1,018,457	731,564	—	6,939,094

3. Amendment to our 1996 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by an aggregate of 250,000 shares.	4,349,129	738,696	718,809	—	6,939,094

4. Amendment to our 1996 Directors Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan by 50,000 shares.	4,030,657	1,064,738	711,239	—	6,939,094

5. Ratification of the appointment of Arthur Andersen LLP as our independent auditors for fiscal year 2002.	11,857,353	856,131	32,244	—	—

Item  5.  Other Information

Effective May 23, 2002, Versant Corporation elected to change its certifying accountant and stated the following in the Form 8-K filed in connection with the change:

(i)                                     Effective May 23, 2002, we dismissed Arthur Andersen LLP as our independent accountants.

(ii)                                  The reports of Arthur Andersen LLP on our consolidated financial statements for the fiscal year ended December 31, 2000 and the ten-month transition period ended October 31, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii)                               The decision to dismiss Arthur Andersen was approved by our audit committee and board of directors on May 23, 2002.

(iv)                              In connection with the audits of our financial statements for the year ended December 31, 2000, the ten-month transition period ended October 31, 2001 and the subsequent period, preceding the dismissal, we had no disagreements with Arthur Andersen, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreements in connection with its reports.  We have requested Arthur Andersen to furnish a letter addressed to the Commission whether it agrees with the above statements.  A copy of that letter, dated May 20, 2002, is filed as Exhibit 16 to our 8-K.

We engaged KPMG LLP, subject to completion of their normal due diligence procedures, as our new independent auditors effective May 23, 2002.

Item  6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Exhibit Title
10.53	Loan and Security Agreement dated April 18, 2002 by and between the registrant and Pacific Capital Funding.

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Date: June 14, 2002	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration. Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	TITLE

3.03 —	Registrant’s Amended and Restated Articles of Incorporation filed following the closing of registrant’s initial public offering(1)

3.05 —	Registrant’s Amended and Restated Bylaws adopted prior to the closing of registrant’s initial public offering(1)

3.06 —	Certificate of Amendment of Amended and Restated Articles of Versant Object Technology Corporation(2)

3.07 —	Registrant’s Certificate of Determination dated July 12, 1999, incorporated by reference to the Company’s current report on Form 8-K (Exhibit 3.01) filed July 12, 1999.

10.03 —	Registrant’s 1996 Directors Stock Option Plan, as amended, and related documents(3)**

10.04 —	Registrant’s 1996 Employee Stock Purchase Plan, as amended, and related documents(4)**

10.05 —	Registrant’s 401(k) Plan and addendum thereto (1)**

10.09 —	Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH(1)*

10.10 —	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers(1)

10.14 —	Form of Amendment to Versant Corporation Stock Option Agreement(1)**

10.15 —	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant(5)

10.16 —	Form of Letter Agreement dated October 22, 1997 between registrant and its executive officers(6)**

10.18 —	Letter Agreement dated November 26, 1997 between registrant and Nick Ordon(6)**

10.23 —	Corporate Resolution and Incumbency Certification dated March 30, 1998(2)

10.28 —	Vertex Note Purchase Agreement Dated October 16, 1998(10)

10.29 —	Vertex Convertible Secured Subordinated Promissory Note Dated October 16, 1998(8)

10.30 —	Vertex Security Agreement Dated October 16, 1998(8)

10.31 —	Vertex Registration Rights Agreement Dated October 16, 1998(6)

10.32 —	Vertex Subordination Agreement Dated October 16, 1998(8)

10.33 —	Special Situations Fund Common Stock and Warrant Purchase Agreement Dated December 28, 1998(8)

10.34 —	Special Situations Fund Stock Warrant Dated December 28, 1998(8)

10.35 —	Special Situations Fund Registration Rights Agreement Dated December 28, 1998(8)

10.37 —	Preferred Stock and Warrant Purchase Agreement entered into as of June 28, 1999 incorporated by reference to the Registrant’s current report on Form 8-K (Exhibit 10.01) filed July 12, 1999.

10.38 —	Form of Common Stock Purchase Warrant 1999 incorporated by reference to the Registrant’s current report on Form 8-K (Exhibit 10.02) filed July 12, 1999.

10.39 —	Debt Cancellation Agreement between the Company and Vertex Technology Fund, Inc incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.03) filed July 12, 1999.

10.40 —

Supplement to Registration Rights Agreement among the Company and the parties listed on the Schedule of Investors attached thereto incorporated by reference to the Company’s current report on Form 8-K (Exhibit 10.04) filed July 12, 1999.

10.41 —	1996 Equity Incentive Plan, amended as of January 19, 2000 (9)**

10.42 —	Public Relations Firm Agreement Dated November 1, 1999 (10)

10.50 —	Business Loan Agreement (Asset Based) dated June 28, 2001 by and between the registrant and Greater Bay Bank.
10.51 —	Commercial Security Agreement dated June 28, 2001 by and between the registrant and Greater Bay Bank.

10.52 —	Business Loan Agreement (Asset Based) dated December 14, 2001 by and between the registrant and Greater Bay Bank.

10.53 —	Loan and Security Agreement dated April 18, 2002 by and between the registrant and Pacific Capital Funding.

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

3)              Incorporated by reference to Exhibit 4.07 to the Registrant’s Registration Statement on Form S-8 (file number (333-87922) filed with the Securities and Exchange Commission on May 9, 2002.

4)              Incorporated by reference to Exhibit 4.06 to the Registrant’s Registration Statement on Form S-8 (file number (333-87922) filed with the Securities and Exchange Commission on May 9, 2002.

5)              Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 3, 1998.

6)              Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

7)              Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 3, 1999.

8)              Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 3, 1999.

9)              Incorporated by reference to Exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 (file number (333-87922) filed with the Securities and Exchange Commission on May 9, 2002.

10)        Incorporated by reference to Exhibit 23.01 to the Registrant’s Registration Statement on Form S-8 (file number 333-87922) filed with the Securities and Exchange Commission on May 9, 2002.

*                                       Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**                                Management contract or compensatory plan.