Form 10-Q
period 2002-07-31
VERSANT CORP
filed 2002-09-11
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Yes ☒  No ☐

The number of shares of common stock, no par value, outstanding as of August 31, 2002:  12,376,315

VERSANT CORPORATION

FORM 10-Q

Quarterly Period Ended July 31, 2002

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 31, 2002	October 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$4,148	$4,101
Accounts receivable, net	4,327	6,478
Other current assets	599	1,256
Total current assets	9,074	11,835

Property and equipment, net	2,158	3,093
Other assets	24	—
Goodwill, net	291	442
Total assets	$11,547	$15,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$5	$57
Short-term debt	1,009	550
Accounts payable	345	1,239
Accrued liabilities	1,778	2,574
Current portion of deferred revenue	3,103	3,748
Current portion of deferred rent	22	3
Total current liabilities	6,262	8,171

Long-term liabilities, net of current portion:
Long-term portion of capital lease obligations	—	3
Long-term portion of deferred revenue	739	234
Long-term portion of deferred rent	384	397
Total long-term liabilities	1,123	634

Total liabilities	7,385	8,805

Shareholders equity:
Preferred stock, no par value	4,912	4,912
Common stock, no par value	52,790	52,465
Accumulated deficit	(53,912)	(50,929)
Cumulative other comprehensive income	372	117
Total shareholders equity	4,162	6,565
Total liabilities and shareholders equity	$11,547	$15,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2002	Sept 30, 2001	July 31, 2002	Sept 30, 2001
Revenue:
License	$2,105	$3,579	$8,099	$7,283
Services	2,344	5,303	7,155	15,526
Total revenue	4,449	8,882	15,254	22,809

Cost of revenue:
License	97	190	1,452	867
Services	1,238	3,642	3,877	10,794
Total cost of revenue	1,335	3,832	5,329	11,661

Gross profit	3,114	5,050	9,925	11,148

Operating expenses:
Marketing and sales	2,056	2,589	6,225	7,599
Research and development	1,490	1,584	4,551	4,941
General and administrative	797	747	2,282	2,304
Amortization of goodwill	51	123	151	368
Non-cash stock compensation	—	—	—	22
Total operating expenses	4,394	5,043	13,209	15,234

Income (loss) from operations	(1,280)	7	(3,284)	(4,086)

Other income (expense), net	(25)	51	358	(88)

Income (loss) before provision for income taxes	(1,305)	58	(2,926)	(4,174)

Provision for income taxes	18	18	57	77

Net income (loss)	$(1,323)	$40	$(2,983)	$(4,251)

Basic and diluted net income (loss) per share	$(0.11)	$0 .00	$(0.24)	$(0.35)

Basic weighted average common shares	12,301	12,106	12,231	12,011
Diluted weighted average common shares	12,301	15,171	12,231	12,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	July 31, 2002	Sept 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,983)	$(4,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of fixed assets	50	—
Depreciation and amortization	1,031	1,465
Reserve for (recovery of) doubtful accounts	350	(50)
Changes in current assets and liabilities:
Accounts receivable	1,801	3,448
Other current assets	657	(206)
Other assets	(24)	21
Accounts payable	(894)	471
Accrued liabilities	(796)	(147)
Deferred revenue and deferred rent	(134)	500
Net cash provided by (used in) operating activities	(942)	1,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	8	—
Purchases of property and equipment	(3)	(311)
Net cash provided by (used in) investing activities	5	(311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	325	475
Principal payments under capital lease obligations	(55)	(46)
Net borrowings (payments) under short-term debt	459	(1,262)
Net cash provided by (used in) financing activities	729	(833)

Effect of foreign exchange rate changes	255	4
Net increase in cash and cash equivalents	47	111
Cash and cash equivalents at beginning of period	4,101	4,280
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,148	$4,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$45	$20
Foreign withholding and state income taxes	12	59

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

As of July 31, 2002, the Company had not achieved business volume sufficient to restore profitability and consistent positive cash flow on an annual basis, and the Company’s operating activities used net cash of $942,000 in the nine months ended July 31, 2002.  The Company had a net loss of $1.3 million in the three months ended July 31, 2002 and a net loss of $3.0 million in the nine months ended July 31, 2002.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

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

Revenue Recognition

The Company has adopted the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.   Revenue consists mainly of revenue earned under software license agreements and maintenance agreements and for consulting and training services provided to customers.

The Company licenses its products to value-added resellers, distributors and end users through two types of licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses Versant Developer Suite (VDS) or Versant enJin.   Before that customer may deploy an application that it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

Revenue from software license arrangements, including prepayment revenue, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is recognized upon the satisfaction of the contingency, customer acceptance or expiration of the acceptance period.

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end-user customers.  Revenue from royalties is recognized when reported by the reseller.

Revenue from the Company’s resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when it acts as a principal in these transactions and assumes the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. When the Company does  not assume the risks and rewards of ownership, revenue from the Company’s resale of third-party products or services is recorded at contract value net of the cost of sales.

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of the Company's standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with approval of the Company’s senior management.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the undelivered element.  If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. License arrangements that require significant modification of the software, and/or nonrecurring engineering agreements requiring future obligations not yet performed, are deferred at the time of the transaction and recorded as revenue using contract accounting.

Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the arrangement, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

For the quarter ended July 31, 2002, there were two customers that accounted for 15% and 13% of total quarterly revenues, respectively.  For the quarter ended September 30, 2001, there were two customers that accounted for 26% and 12% of total quarterly revenue, respectively.  For the nine months ended July 31, 2002, there was one customer that accounted for 12% of period revenue.  For the nine months ended September 30, 2001, there were two customers that accounted for 26% and 11% of period revenue, respectively.

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

Reserve for Doubtful Accounts

The Company’s reserve for doubtful accounts includes the specific identification of bad debts and an unallocated reserve for doubtful accounts receivable.  The unallocated reserve is an estimate based on the Company’s collection experience, bad debt write-off history, economic factors that may effect customers’ abilities to pay, and accounts receivable aging trends.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2002	October 31, 2001
Payroll and related	$896	$1,090
Taxes payable	262	471
Restructuring	20	668
Other	600	345
Total	$1,778	$2,574

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on foreign currency translation that have been excluded from net loss and reflected in shareholders’ equity.  For the periods presented, comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2002	Sept 30, 2001	July 31, 2002	Sept 30, 2001
Net income (loss)	$(1,323)	$40	$(2,983)	$(4,251)
Foreign currency translation adjustment	148	7	255	4
Comprehensive income (loss)	$(1,175)	$47	$(2,728)	$(4,247)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method.  Potentially dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	Net Income (Loss) (Numerator)	Weighted Average Common Shares (Denominator)	Net Income (Loss) Per Share
For the three months ended Sept 30, 2001:
Basic	$40	12,106	$0.00

Effect of dilutive potential common shares:
Stock options		410
Warrants for common stock		28
Warrants for preferred stock		2,627
Diluted	$40	15,171	$0.00
For the three months ended July 31, 2002:
Basic and diluted	$(1,323)	12,301	$(0.11)
For the nine months ended Sept 30, 2001:
Basic and diluted	$(4,251)	12,011	$(0.35)
For the nine months ended July 31, 2002:
Basic and diluted	$(2,983)	12,231	$(0.24)

3.     Segment Information

In 1998, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to shareholders.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company is organized geographically and by line of business.  The Company has three major line of business operating segments: license, support, and consulting, training and other.  While the Company’s Executive Management Committee, which is the Company’s chief operating decision-maker, evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.  Results are evaluated by line of business at the gross profit level, and there is no allocation of operating expenses by line of business.

The license line of business includes two product offerings: a sixth generation object database management system, VDS, and a transaction accelerator for application servers, Versant enJin. Versant enJin accelerates Internet transactions for the application server environment. The support line of business provides customers with a wide range of support services that include on-site, telephone and internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing VDS or Versant enJin, as well as training classes on the use and operation of the Company’s products.

The accounting policies of the individual line of business operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The Company does not track assets by operating segments.  Consequently, it is not practicable to show assets by operating segment.

The table below presents a summary of operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2002	Sept 30, 2001	July 31, 2002	Sept 30, 2001
Revenue from unaffiliated customers
License	$2,105	$3,579	$8,099	$7,283
Support	1,328	1,308	4,002	4,745
Consulting, training and other	1,016	3,995	3,153	10,781
Total revenue	4,449	8,882	15,254	22,809

Cost of revenue
License	97	190	1,452	867
Support	319	328	967	1,107
Consulting, training and other	919	3,314	2,910	9,687
Total cost of revenue	1,335	3,832	5,329	11,661

Gross profit
License	2,008	3,389	6,647	6,416
Support	1,009	980	3,035	3,638
Consulting, training and other	97	681	243	1,094
Total gross profit	3,114	5,050	9,925	11,148

Operating expenses	4,394	5,043	13,209	15,234
Other income (expense), net	(25)	51	358	(88)
Income (loss) before provision for income taxes	$(1,305)	$58	$(2,926)	$(4,174)

The table below presents the Company’s total revenue by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2002	Sept 30, 2001	July 31, 2002	Sept 30, 2001
Total revenue attributable to:
United States/Canada	$2,647	$6,232	$10,207	$16,589
United Kingdom	737	1,015	2,230	2,390
Germany	927	964	1,712	2,144
Australia/Asia Pacific/Japan	104	364	831	818
France	34	307	274	868
Total	$4,449	$8,882	$15,254	$22,809

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.  At July 31, 2002, two customers had outstanding balances that represented 12% and 10% of total accounts receivable, respectively. At September 30, 2001, two customers had outstanding balances that represented 26% and 12% of total accounts receivable, respectively.   The Company performs periodic credit evaluations of its customers’ financial condition. The Company generally does not require collateral on accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

4.     Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142,  “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets continue to be valued and amortized over their estimated lives, and in-process research and development continues to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Due to the Company’s recent change in fiscal year-end from December 31 to October 31, the Company will adopt SFAS No. 142 effective November 1, 2002. As of October 31, 2002, the Company expects to have goodwill of $239,100, which will no longer be amortized.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  This

statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company is in the process of determining the impact of SFAS No. 146 on its consolidated financial statements.

In January 2002, the EITF reached final consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”).  EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement.  Previously, the Company had netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations.  The Announcement applies to financial reporting periods beginning after December 15, 2001, and the comparative financial statements for prior periods must be reclassified to comply with the Announcement. The Company adopted the Announcement beginning in the second quarter of 2002.  The Announcement did not have a significant impact on the Company’s consolidated results of operations or financial position, but resulted in an increase in services revenue and cost of services revenue and a decrease in the gross margin percentage.  Versant reclassified the statement of operations for the three and nine months ended July 31, 2002 to conform to the current presentation. The effect of this adoption is an increase in revenues and cost of revenues of approximately $263,000 for the three-months ended September 30, 2001, and an increase in revenues and cost of revenues of approximately $763,000 for the nine months ended September 30, 2001.

5.     Restructuring Costs

On October 31, 2001, the Company implemented a restructuring plan aimed at optimizing performance in Europe.  The primary goal was to reduce operating expenses, while maintaining current revenue streams in Europe. As a result, the Company changed its distribution model in France from a wholly owned subsidiary to an independent distributor.  The Company incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, termination of the building lease and accounting and legal costs associated with the closure of the office and the write-off of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.  Remaining obligations are expected to be paid by October 31, 2002.

The following table summarizes the Company’s restructuring activity at July 31, 2002:

Restructuring Costs	Balance at Oct 31, 2001	Q1 2002 Usage	Q2 2002 Usage	Q3 2002 Usage	Balance at July 31, 2002
Employee severance and related costs	$290,000	$(262,706)	$(20,281)	$(7,013)	$—
Lease termination and building costs	160,000	(123,281)	(21,141)	(15,578)	—
Professional fees	110,000	(46,062)	(32,692)	(11,445)	19,801
Write-off of fixed assets	62,000	(62,000)	—	—	—
Write-off of other current assets and liabilities	46,000	(46,000)	—	—	—
Total restructuring	$668,000	$(540,049)	$(74,114)	$(34,036)	$19,801

6.     Line of Credit

The Company has a revolving credit line with a wholly owned subsidiary of its existing bank that expires on April 18, 2003.  The maximum amount that can be borrowed under this line is $5.0 million.  As of July 31, 2002, there were borrowings of $1.0 million under this line, which were paid in full in August 2002. Borrowings are limited to the amount of eligible accounts receivable and are secured by a lien on substantially all of the Company’s assets.

Borrowings bear interest at the bank’s prime rate plus 4.00% (8.75% at July 31, 2002). The loan agreement contains no financial covenants, but prohibits the payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

7.     Legal Proceedings

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001 that alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance.  On December 4, 2001, the court dismissed, with prejudice, the Third Amended Complaint against the Company in the securities class action suit, In re Versant Object Technology Securities Litigation.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. The Company filed its answering brief on July 12, 2002, and the appellant filed their reply brief on August 9, 2002. The Company expects that oral arguments will not take place until some time in 2003. The Company denies the allegations in the litigation and intends to vigorously defend the District Court’s judgment during appeal. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on the Company’s results of operations and financial condition.

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

In the third quarter of 2002, we continued to focus on three major sales and product development initiatives: enhancement of and revenue growth in our sixth generation object database management system, VDS; enhancement of, revenue growth in, and marketing emphasis on our new e-business product suite, Versant enJin; and growth of our consulting programs.

*We expect that licenses of VDS, Versant enJin, related products and third-party products and sales of associated services will be our principal sources of revenue for the foreseeable future.  *Our future performance will depend in significant part on the continued growth of the e-business market and its dependence on highly scalable, high performance and reliable object-based technologies such as ours.  *The failure of our products to perform favorably in and become an accepted component of this market, or a slower than expected increase or a decrease in the volume of sales of our products and services to this market, could have a material adverse effect on us.

We license VDS, Versant enJin and peripheral products and sell associated maintenance support and services through our direct sales force to end users, value-added resellers, distributors and system integrators.

Critical Accounting Policies

The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and of revenues and expenses during the reporting period.  We base these estimates on historical experience and trends, projections of future results, and industry, economic and seasonal fluctuations. Although we believe these estimates are reasonable under the circumstances, there can be no assurances that this is so given that the application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective, or complex judgments, and are among the most important of our accounting policies to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill valuation and the determination of our reserve for doubtful accounts.

Revenue Recognition

We have adopted the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”   Revenue consists mainly of revenue earned under software license agreements and maintenance support agreements and for consulting and training activities.

We license our products to value-added resellers, distributors and end users through two types of licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.   Before that customer may deploy an application that it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

Revenue from software license arrangements, including prepayment revenue, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is recognized upon satisfaction of the contingency, customer acceptance or expiration of the acceptance period.

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller.

Revenue from our resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions and assume the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. When we do not assume the risks and rewards of ownership, revenue from our resale of third-party products or services is recorded at contract value net of the cost of sales.

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Extended payment terms are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Payment terms in excess of the Company's standard payment terms of 30-90 days net, are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval our senior management.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence of the fair value of the undelivered element.  If vendor-specific objective evidence of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. We defer revenue from license arrangements that require significant modification of the software and/or non-recurring engineering agreements requiring future obligations not yet performed and record it as revenue using contract accounting.

We defer revenue from maintenance and support arrangements is deferred and recognize it ratably over the term of the arrangement, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

Goodwill

We periodically evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.  When factors indicate that goodwill should be evaluated for possible impairment, we will use an estimate of undiscounted future net cash flows over the remaining estimated useful life of the asset to determine if the impairment has occurred.  If we determine that an asset has been impaired, we will record the impairment based on the fair value of the impaired asset.

Reserve for Doubtful Accounts

Our reserve for doubtful accounts includes the specific identification of bad debts and an unallocated reserve for doubtful accounts receivable.   The unallocated reserve is an estimate based on our collection experience, bad debt write-off history, economic factors that may effect customers’ abilities to pay, and accounts receivable aging trends.

Results of Operations

In 2001, we filed a Form 8-K reporting a decision by our Board of Directors to change our fiscal year-end from December 31 to October 31. This change was made to better align our sales and financial reporting cycle with our customers’ procurement cycles.  The condensed consolidated financial statements in Item 1 include financial statements for the three and nine months ended July 31, 2002 and for the three and nine months ended September 30, 2001 because it was impracticable and not cost justified to furnish complete financial statements for the comparable periods ended July 31, 2001.   We do not believe that seasonal or other factors affect the comparability of information or trends in those financials statements.  Nevertheless, we are able, without undue cost, to provide dollar amounts for revenues and expenses for the directly comparable three and nine months ended July 31, 2001.  We have presented these amounts in this “Management’s Discussion and Analysis” section.   The terms “comparable quarter” or “comparable period” in the Management’s Discussion and Analysis section refer to the three months or nine months ended July 31, 2001, respectively, and the terms “reported quarter” or “reported period” refer to the three months or nine months ended September 30, 2001, respectively.

The following table summarizes the results of our operations as a percentage of total revenue for periods presented:

	Three Months Ended			Nine Months Ended
	July 31, 2002	Sept 30, 2001	July 31, 2001	July 31, 2002	Sept 30, 2001	July 31, 2001
			(pro forma)			(pro forma)
Revenue:
License	47%	40%	20%	53%	32%	35%
Services	53%	60%	80%	47%	68%	65%
Total revenue	100%	100%	100%	100%	100%	100%
Cost of revenue:
License	2%	2%	4%	10%	4%	5%
Services	28%	41%	47%	25%	47%	44%
Total cost of revenue	30%	43%	51%	35%	51%	49%

Gross profit margin	70%	57%	49%	65%	49%	51%

Operating expenses:
Marketing and sales	47%	29%	29%	40%	34%	35%
Research and development	33%	18%	21%	30%	22%	21%
General and administrative	18%	9%	9%	15%	10%	10%
Amortization of goodwill	1%	1%	0%	1%	2%	2%
Non-cash stock compensation	0%	0%	0%	0%	0%	0%
Total operating expenses	99%	57%	59%	86%	68%	68%
Income (loss) from operations	(29)%	0%	(10)%	(21)%	(19)%	(17)%
Other income (expense), net	(1)%	1%	1%	2%	(0)%	(1)%
Income (loss) before income taxes	(30)%	1%	(9)%	(19)%	(19)%	(18)%
Provision for income taxes	0%	0%	0%	1%	0%	0%
Net income (loss)	(30)%	1%	(9)%	(20)%	(19)%	(18)%

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended			% change in 7/31/02 from		Nine Months Ended			% change in 7/31/02 from
	July 31, 2002	Sept 30, 2001	July 31, 2001	9/30/01	7/31/01	July 31, 2002	Sept 30, 2001	July 31, 2001	9/30/01	7/31/01
			(pro forma)					(pro forma)
License revenue	$2,105	$3,579	$1,629	(41)%	29%	$8,099	$7,283	$7,627	11%	6%
Services revenue	2,344	5,303	6,399	(56)%	(63)%	7,155	15,526	14,274	(54)%	(50)%
Total revenue	4,449	8,882	8,028	(50)%	(45)%	15,254	22,809	21,901	(33)%	(30)%

Cost of license revenue	97	190	313	(49)%	(69)%	1,452	867	1,157	67%	25%
Cost of services revenue	1,238	3,642	3,792	(66)%	(67)%	3,877	10,794	9,548	(64)%	(59)%
Total cost of revenue	1,335	3,832	3,835	(65)%	(67)%	5,329	11,661	10,705	(54)%	(50)%

Operating expenses:
Marketing and sales	2,056	2,589	2,280	(21)%	(10)%	6,225	7,599	7,584	(18)%	(18)%
Research and development	1,490	1,584	1,595	(6)%	(7)%	4,551	4,941	4,691	(8)%	(3)%
General and Administrative	797	747	724	7%	10%	2,282	2,304	2,126	(1)%	7%
Amortization of goodwill	51	123	123	(59)%	(59)%	151	368	369	(59)%	(59)%
Non-cash compensation	—	—	22	—	(100)%	—	22	22	(100)%	(100)%
Total operating expense	4,394	5,043	4,744	(13)%	(7)%	13,209	15,234	14,792	(13)%	(11)%
Income (loss) from operations	(1,280)	7	(821)	(18386)%	56%	(3,284)	(4,086)	(3,596)	(20)%	(9)%
Other income (expense), net	(25)	51	99	(149)%	(125)%	358	(88)	(160)	(507)%	(324)%
Income (loss) before income taxes	(1,305)	58	(722)	(2350)%	(81)%	(2,926)	(4,174)	(3,756)	(30)%	(22)%
Provision for income taxes	18	18	12	0%	50%	57	77	77	(26)%	(26)%
Net income (loss)	$(1,323)	$40	$(734)	(3408)%	80%	(2,983)	$(4,251)	$(3,833)	(30)%	(22)%

Revenue

Total revenue decreased 45% to $4.4 million in the three months ended July 31, 2002 from $8.0 million in the comparable quarter of 2001, and decreased 50% from $8.9 million in the reported quarter of 2001.  Total revenue decreased 30% to $15.3 million in the nine months ended July 31, 2002 from $21.9 million in the comparable period of 2001 and decreased 33% from $22.8 million in the reported period of 2001.

The decreases in revenue are due to the continuing slowdown in global IT spending. This slowdown has been particularly felt in our consulting business (with the exception of our dedicated Websphere practice where revenue has increased between the comparison periods) with many of our customers opting to keep service engagements in-house or delay projects until their business situations improve. Modestly offsetting the net decline in our consulting business, license revenue increased during the nine months ended July 31, 2002 from both the comparable and reported periods of 2001 due to higher deployment license sales.  Our transaction volume has remained in line with prior years but average deal values have declined from historical norms as customers are less inclined to inventory software than in prior years.

License revenue

License revenue increased 29% to $2.1 million in the three months ended July 31, 2002 from $1.6 million in the comparable quarter of 2001 but decreased 41% from $3.6 million in the reported quarter of 2001. License revenue increased 6% to $8.1 million in the nine months ended July 31, 2002 from $7.6 million in the comparable period of 2001 and increased 11% from $7.3 million in the reported period of 2001.

As a percentage of total revenue, license revenue increased in the three months ended July 31, 2002 to 47% from 20% for the comparable quarter of 2001 and from 40% for the reported quarter of 2001.  As a percentage of total revenue, license revenue increased to 53% in the nine months ended July 31, 2002 from 35% in the comparable period of 2001 and from 32% for the reported period of 2001.

Compared with the reported period of 2001, license revenues increased during the nine months ended July 31, 2002 due to higher deployment license revenues across all sectors, especially defense. Compared with the reported third quarter of 2001, license revenue in the three months ended July 31, 2002 was lower due to a larger than average development license transaction with a telecom customer on which we recognized revenue in September 2001.

Services revenue

Services revenue consists of revenue from consulting, training and technical support as well as billable travel expenses incurred by our service organization.  Services revenue decreased 63% to $2.3 million in the three months ended July 31, 2002 from $6.4 million in the comparable quarter of 2001 and decreased 56% from $5.3 million in the reported quarter of 2001.    Service revenue decreased 50% to $7.2 million in the nine months ended July 31, 2002 from $14.3 million in the comparable period of 2001 and decreased 54% from $15.5 million in the reported period of 2001.

Services revenue decreased to 53% of total revenue in the three months ended July 31, 2002 from 80% in the comparable quarter of 2001 and from 60% for the reported quarter of 2001. Services revenue decreased to 47% of total revenue in the nine months ended July 31, 2002 compared to 65% in the comparable period of 2001 and 68% for the reported period of 2001.

These decreases in services revenue were mainly the result of lower sub-contracted service engagements, in particular the conclusion in November 2001 of a U.S. engagement for a telecommunications customer that commenced in December 2000.  These reductions were partially offset by higher Websphere consulting revenue in fiscal 2002.

Cost of Revenue and Gross Profit Margins

Total cost of revenue decreased 67% to $1.3 million in the three months ended July 31, 2002 from $3.8 million in the comparable and decreased 65% from $3.8 million in the reported quarter of 2001.  Total cost of revenue decreased 50% to $5.3 million in the nine months ended July 31, 2002 from $10.7 million in the comparable period of 2001 and decreased 54% from $11.7 million in the reported period of 2001.

Total cost of revenue as a percentage of total revenue decreased to 30% in the three months ended July 31, 2002 from 51% in the comparable quarter of 2001 and from 43% for the reported quarter of 2001. Total cost of revenue as a percentage of total revenue decreased to 35% in the nine months ended July 31, 2002 from 49% in the comparable period of 2001 and from 51% for the reported period of 2001.

These decreases in cost of revenue were mainly due to the lower volume of service revenue in 2002 versus 2001. Gross profit margins of 70% and 65% for the three and nine months ended July 31, 2002 were higher than the comparable and reported periods last year due to product mix, with higher margin license sales comprising a higher percentage of total revenue in 2002 than in 2001.

Cost of license revenue

Cost of license revenue consists primarily of third-party product and royalty obligations, increases in the reserve for doubtful accounts, costs of user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.  Cost of license revenue decreased 69% to $97,000 in the three months ended July 31, 2002 from $313,000 during the comparable quarter of 2001 and decreased 49% from $190,000 in the reported quarter of 2001.  Cost of license revenue increased 25% to $1.5 million in the nine months ended July 31, 2002 from $1.2 million in the comparable period of 2001 and increased 67% from $867,000 in the reported period of 2001.

Cost of license revenue as a percentage of total revenue decreased to 2% in the three months ended July 31, 2002 from 4% in the comparable quarter of 2001 but was the same  as the reported quarter of 2001.  Cost of license revenue as a percentage of total revenue increased to 10% in the nine months ended July 31, 2002 from 5% in the comparable period of 2001 and from 4% for the reported period of 2001.

Cost of license revenue as a percentage of license revenue decreased to 5% in the three months ended July 31, 2002 from 19% in the comparable quarter of 2001 but was the same as the reported quarter of 2001.  Cost of license revenue as a percentage of license revenue increased to 18% in the nine months ended July 31, 2002 from 15% in the comparable period of 2001 and from 12% for the reported period of 2001.  The decrease in the three months ended July 31, 2002 versus the comparable period was primarily the result of reduced license royalties paid to third parties in relation to our enJin product, while the increase in the nine months ended July 31, 2002 versus both comparable and reported periods in 2001was primarily due to higher third-party product costs attributable to the resale of Websphere software in the first quarter of 2002.

Cost of services revenue

Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support to our customers.  Cost of services revenue decreased 67% to $1.2 million in the three months ended July 31, 2002 from $3.8 million in the comparable quarter of 2001 and decreased 66% from $3.6 million in the reported period of 2001.  Cost of services revenue decreased 59% to $3.9 million from $9.5 million in the comparable period of 2001 and decreased 64% from $10.8 million in the reported period of 2001.  These decreases correspond with lower sub-contracted service revenues over the same periods, in particular, with the conclusion in November 2001 of a U.S. engagement for a telecommunications customer that commenced in December 2000.

Cost of services revenue as a percentage of total revenue decreased to 28% in the three months ended July 31, 2002 from 47% of total revenue for the comparable quarter of 2001 and from 41% in the reported quarter of 2001.  Cost of services revenue as a percentage of total revenue decreased to 25% in the nine months ended July 31, 2002 from 44% in the comparable period of 2001 and from 47% in the reported period of 2001.

Cost of services revenue as a percentage of services revenue decreased to 53% in the three months ended July 31, 2002 from 59% in the comparable quarter of 2001 and from 69% in the reported quarter of 2001.  Cost of services revenue as a percentage of services revenue decreased to 54% in the nine months ended July 31, 2002 from 67% in the comparable period of 2001 and from 70% in the reported period of 2001.  Services margins for the third quarter of 2002 and the nine months ended July 31, 2002 were higher than the comparable and reported periods last year as lower margin subcontracted services became a smaller component of the overall services revenue mix.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, literature, product management, sales offices, and occupancy and depreciation expense.  Marketing and sales expense decreased 10% to $2.1 million in the three months ended July 31, 2002 from $2.3 million during the comparable quarter of 2001 and decreased 21% from $2.6 million in the reported quarter of 2001.  Marketing and sales expense decreased 18% to $6.2 million in the nine months ended July 31, 2002 from $7.6 million in each of the comparable period and the reported period of 2001.

These decreases in marketing and sales expenses were the result of lower commission expense corresponding with the lower overall revenue levels and lower marketing program costs in 2002 than in the comparable and reported periods last year.

As a percentage of total revenue, marketing and sales expenses increased to 47% for the three months ended July 31, 2002 from 29% in each of the comparable and reported quarter of 2001. As a percentage of total revenue, marketing and sales expenses increased to 40% in the nine months ended July 31, 2002 from 36% in the comparable period and from 34% in the reported quarter of 2001.  These increases were a result of declines in revenue from 2001 to 2002, which exceeded the percentage decreases in expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel expenses and supplies. Research and development expenses decreased 7% to $1.5 million in the three months ended July 31, 2002 from $1.6 million for comparable quarter of 2001 and decreased 6% from $1.6 million in the reported quarter of 2001.  Research and development expenses decreased 3% to $4.6 million in the nine months ended July 31, 2002 from $4.7 million in the comparable period of 2001 and decreased 8% from $4.9 million in the reported quarter of 2001. To date, all research and development expenditures have been expensed as incurred.

These decreases in research and development expenses were primarily due to reduced vacation and benefit expenses as a result of our continuing efforts to reduce costs and, to a lesser extent, by the impact of cost-cutting actions taken in June 2002.

As a percentage of total revenue, research and development expenses increased to 33% in the three months ended July 31, 2002 from 21% for the comparable quarter of 2001 and from 18% for the reported quarter of 2001. As a percent of total revenue, research and development expenses increased to 30% in the nine months ended July 31, 2002 from 22% in each of the comparable and reported periods of 2001.  These increases were the result of percentage declines in revenue for 2002 versus 2001, which exceed the percentage decreases in expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources and general management functions.  In addition, general and administrative expenses include outside legal, public relations, audit and external reporting costs. General and administrative expenses increased 10% to $797,000 in the three months ended July 31, 2002 from $724,000 in the comparable quarter of 2001and increased 7% from $747,000 in the reported quarter of 2001.  In the nine months ended July 31, 2002, general and administrative expenses increased 7% to $2.3 million in the nine months ended July 31, 2002 from $2.1 million in the comparable period of 2001 but decreased 1% from $2.3 million in the reported period of 2001. The increases were mainly due to external legal and accounting services costs which were higher in the three months ended July 31, 2002 than in either the comparable or reported periods last year and also higher in the first nine months of 2002 than in the comparable period of last year.

As a percentage of total revenue, general and administrative expenses increased in the three months ended July 31, 2002 to 18% from 9% in each of the comparable and reported quarters of 2001, and increased to 15% in the nine months ended July 31, 2002 from 10% in each of the comparable and reported periods of 2001. These percentage increases were primarily due to declining revenue from the 2001 periods to the 2002 periods and secondarily due to higher external legal and accounting expense in 2002 compared with 2001.

Amortization of Goodwill

The acquisition of Versant Europe in March 1997 resulted in our recording goodwill of $3.3 million. This goodwill was being amortized on a straight-line basis over seven years, but we changed this estimate to a five-year period in 1998. We amortized approximately $51,000 in the three months ended July 31, 2002. *We will amortize $50,700 of the remaining goodwill amount in fiscal 2002.  SFAS No. 142, which will be adopted on November 1, 2002, requires that existing goodwill is no longer subject to amortization.  *As of October 31, 2002, we expect to have goodwill of $239,100, which will no longer be amortized.

The acquisition of Soft Mountain in September 1998 resulted in our recording goodwill of $1.2 million, which was being amortized over a five-year period.  In October 31, 2001, we wrote off the remaining $555,000 net book value of the goodwill related to Soft Mountain because the carrying value of the asset was impaired as a result of the abandonment of the product and the closure of our office in France.

Other Income (Expense), Net

Other income (expense), net represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents and the foreign currency gain or loss as a result of entering into transactions denominated in currencies other than our local currency.  We reported net other expense of $25,000 in the three months ended July 31, 2002, net other income of $99,000 in the comparable quarter of 2001 and net other income of $51,000 in the reported quarter of 2001.  We reported net other income of $358,000 in the nine months ended July 31, 2002, net other expense of $160,000 in the comparable period of 2001 and net other expense of $88,000 in the reported period of 2001.  We incurred net expense in the three months ended July 31, 2002 mainly due to foreign currency exchange losses versus the comparable and reported periods where we had foreign currency exchange gains and lower interest income when compared to comparable and reported quarters. In the nine months ended July 31, 2002 we recorded miscellaneous income of $357,000, including a $200,000 refund of an insurance deductible paid in prior periods, and we experienced lower foreign currency exchange losses in the nine months ended July 31, 2002 versus the comparable and reported periods last year.

Liquidity and Capital Resources

Cash and cash equivalents were constant at $4.1 million at July 31, 2002 and October 31, 2001. For the first nine months of fiscal 2002, we used  $942,000 in operating activities due to our net loss as adjusted for depreciation and amortization and decreases in accounts payable and other accrued liabilities which were partially offset by a reduction in accounts receivable and other current assets.  Financing activities provided cash of  $729,000, primarily from sales of our stock under our employee stock purchase plan, and net borrowings under our revolving credit line, partially offset by principal payments on our capital lease obligations.

We have a revolving credit line with a wholly owned subsidiary of our existing bank that expires on April 18, 2003.  The maximum amount that can be borrowed under this line is $5.0 million.  As of July 31, 2002, we had $1.0 million in borrowings under this line, which were paid in full in August 2002.  Borrowings are limited to eligible accounts receivable and are secured by a lien on substantially all of our assets.  Any future borrowings would bear interest at the bank’s prime rate plus 4.00% (8.75% at July 31, 2002). The loan agreement contains no financial covenants, but prohibits payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

At July 31, 2002, our commitments for capital expenditures were not material. *We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. We have implemented several cash conservation measures to help improve our overall cash position.  Specifically, we have cut expenses through the closure of our office in France, personnel reductions, reduced cash bonus and cash incentive programs, reduced employee fringe benefit programs, and the delay or elimination of capital expenditure plans.  We will continue to evaluate and implement additional cash conservation measures as circumstances dictate.  However, there can be no assurance that our cash conservation measures will achieve the desired cost savings, as our operating results are very difficult to predict, and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals.  *Additional debt or equity financing may be required or desirable and may not be available to us on commercially reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial. Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities.  *We may also use cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

Recent Pronouncements

In July 2001, the FASB issued SFAS No. 142,  “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets will continue to be valued and amortized over their estimated lives, and in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001,  existing goodwill will no longer be subject to amortization. Due to our recent change in fiscal year-end from December 31 to October 31, we will adopt SFAS No. 142 on November 1, 2002, from which date, we will no longer amortize goodwill.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged.  We do not expect the provisions of SFAS No. 145 to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  We are in the process of determining the impact of SFAS No. 146 on our consolidated financial statements.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”).  The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement.  Previously, we have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations.  The Announcement is to be applied in the financial reporting periods beginning after December 15, 2001, and the comparative financial statements for prior periods are to be reclassified to comply with the Announcement.  We adopted the Announcement beginning in the second quarter of 2002.  The Announcement did not have a significant impact on our consolidated results of operations or financial position, but resulted in an increase in services revenue and cost of services revenue and a decrease in the gross margin percentage. Versant reclassified the statement of operations for the three-months ended July 31, 2002 and nine months ended September 30, 2001 to conform to the current presentation. The effect of this adoption is an increase in revenues and cost of revenues of approximately $263,000 for the three-months ended September 30, 2001, and an increase in revenues and cost of revenues of approximately $763,000 for the nine months ended September 30, 2001.

Risk Factors

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below and those set forth in our Form 10-K for the transition period from January 1, 2001 through October 31, 2001, that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital.  At July 31, 2002, we had $4.1 million in cash and cash equivalents and working capital of approximately $2.8 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *While we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months, as our revenue is unpredictable and a significant portion of our expenses are fixed, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through debt or equity financings.  Additionally, we may choose to raise additional funds if they are available to us on terms we believe reasonable to strengthen our financial position or to make acquisitions.  There can be no assurance that our bank line of credit will be available if needed as borrowings are limited to eligible accounts receivable.  Additionally, when our line expires in April 2003, there can be no assurance that it will be renewed.  Further, there can be no assurance that any necessary or desirable equity or debt funding would be available to us on favorable terms, if at all.  Any sales of additional equity or convertible debt securities would result in dilution, which could be substantial, to our shareholders.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, prior to any payments to holders of common stock, in the event of an acquisition of the company.

Our revenue levels are unpredictable.  Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  These fluctuations result from a number of factors, including:

•                  General macroeconomic factors as they impact IT capital purchasing decisions;

•                  the lengthy and highly consultative sales cycle associated with our products;

•                  uncertainty regarding the timing and scope of customer deployment schedules of applications based on VDS and Versant enJin;

•                  fluctuations in domestic and foreign demand for our products and services, particularly in the e-business, telecommunications, financial services and defense markets;

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

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and the services we offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

Stock ownership has become more concentrated and is subject to dilution; our holders of preferred stock have a substantial liquidation preference.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex’s filings with the SEC, which indicate that Vertex holds 4,009,428 shares (including conversion of all their preferred shares and exercise of all their warrants), and assuming that Versant has 15,789,376 shares outstanding (which amount consists of all outstanding shares of our common stock as of August 30, 2002 plus shares resulting from the conversion of all preferred shares and the exercise of all warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 25% of our common stock.  Additionally, the preferred stock held by Vertex and others currently has a liquidation preference of $14 million, meaning that, in the event of an acquisition of the company, they would be entitled to the first $14 million of acquisition proceeds before holders of common stock would be entitled to any.

We rely on the telecommunications and financial services markets, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and more recently on the financial services market, and we are becoming increasingly dependent upon the defense industry for sales of VDS and Versant enJin.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures.  The types of applications and commercial products for the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases and e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets.  In addition, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can adequately hire and retain personnel for this practice.

We are repositioning our company for the e-business market. Up to now the majority of our revenue has been generated by VDS.  *However, we expect that future revenue growth will be generated mainly by our Versant enJin product, which has been developed to improve the performance of application servers in e-business applications for both large-scale enterprises and Internet infrastructure companies.  Our success in the e-business market depends on the continued growth of the application server market, this market’s acceptance of Versant enJin and our ability to deliver a reliable, competitively priced product, none of which is assured.

We may not be able to manage costs given the unpredictability of our revenue.  *We expect to continue to maintain a relatively high level of fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operations will be materially harmed.

Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, although sales to our e-business customers are often concluded in shorter time intervals and sales to the defense industry can take considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, two customers represented 15% and 13% of our total revenue for the three months ended July 31, 2002, respectively.  The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer that is becoming less significant with a different major customer could have a material adverse effect on our business.

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  This requires that we operate internationally and maintain a significant presence in international markets.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.

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

We must defend against litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001. that alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance.  On December 4, 2001, the court dismissed, with prejudice, the Third Amended Complaint against us in the securities class action suit, In re Versant Object Technology Securities Litigation.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. We filed our answering brief on July 12, 2002, and the appellant filed their reply brief on August 9, 2002. We expect that oral arguments will not take place until some time in 2003. We deny the allegations in the litigation and intend to vigorously defend the District Court’s judgment during appeal. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

Our stock price is volatile.  Our revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis.  We have previously experienced revenue and earnings significantly below levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock and resulted in litigation.  This may occur again in the future.  Additionally, as a significant portion of our revenue often occurs late in the quarter, we may not learn of revenue shortfalls until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock.

Risks Related to Our Industry

We face competition for both our VDS and Versant enJin products.  For our VDS products, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon

(formerly Object Design, Inc.), Objectivity, Inc. and Poet Software Corporation.  Traditional relational database management competitors include from Oracle, Computer Associates, Sybase, IBM and Microsoft.

In the e-business market our competitors can be divided into two groups. First, we compete with relational database management companies, many of which have modified or are expected to modify their relational database management systems to incorporate object-oriented interfaces and other functionality and claim that this object-relational functionality is an adequate solution for integration with application servers. Second, we face competition from object-oriented companies such as eXcelon, Persistence Software and TopLink that provide components similar to those included in our Versant enJin product offering. In order for our products to be well accepted in the e-business market, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become deeper and more extensive.

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

We also face certain challenges in integrating third-party technology with our products.  These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology providers, which may result in delays of the commercial release of new products.

We have developed technology that will allow Versant enJin to support BEA WebLogic, IBM WebSphere and other J2EE-based application servers; however, undiscovered bugs or errors may exist that prevent us from achieving the functionality we seek with these integrations.  In addition, because Java Bean containers are specific to each application server vendor and no standards have been adopted for these containers, we may not be able to take advantage of our existing development work when propagating our solution for other application server vendors.

Our future success will depend in part on our ability to integrate our products with those of vendors providing complementary products.  Versant enJin and VDS must be integrated with compilers, development tools, operating systems, and other software and hardware components to produce a complete end user solution.  We may not receive the support of these third-party vendors, some of which may compete with us, in integrating our products with their products.

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

To date, we have not been notified that our products infringe the proprietary rights of other parties, but other parties could claim that our current or future products infringe these rights.  We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Foreign currency hedging instruments.  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material.  Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies.  We currently do not use financial instruments to hedge these operating expenses.  *We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes.

Part II.  Other Information

Item 1.  Legal Proceedings

We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001 that alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance.  On December 4, 2001, the court dismissed, with prejudice, the Third Amended Complaint against us in the securities class action suit, In re Versant Object Technology Securities Litigation.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. We filed our answering brief on July 12, 2002, and the appellant filed their reply brief on August 9, 2002. We expect that oral arguments will not take place until some time in 2003. We deny the allegations in the litigation and intend to vigorously defend the District Court’s judgment during appeal. Securities litigation can be expensive to defend, consume significant amounts of management time and result in adverse judgments or settlements that could have a material adverse effect on our results of operations and financial condition.

Item  5.  Other Information

Effective May 23, 2002, Versant Corporation elected to change its certifying accountant and states the following in the Form 8-K/A filed in connection with the change:

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

(iv)                              In connection with the audits of our financial statements for the years ended December 31, 1999 and December 31, 2000, the ten-month transition period ended October 31, 2001 and the subsequent interim periods, preceding the dismissal, we had no disagreements with Arthur Andersen, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreements in connection with its reports.  We have requested Arthur Andersen to furnish a letter addressed to the Commission whether it agrees with the above statements.  A copy of that letter, dated June 24, 2002, is filed as Exhibit 16 to this 8-K.

We engaged KPMG LLP as our new independent auditors effective May 23, 2002.

Item  6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibits are filed herewith:

Number	Title
99.01	C.E.O Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

99.02	C.F.O Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

During the quarter ended July 31, 2002, we filed the following reports:

Report	Title	Date of Filing
Form 8-K	Change in Accountancy	May 24, 2002
Form 8-K/A	Amended Change in Accountancy	June 26, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: September 10, 2002	/s/ Lee McGrath
Lee McGrath Vice President Finance and Administration. Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Certification Pursuant To 18 U.S.C. Section 1350,

As Adopted Pursuant To

Section 302 of The Sarbanes-Oxley Act of 2002

I, Nick Ordon, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Versant Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ Nick Ordon
Nick Ordon
Chief Executive Officer

Certification Pursuant To 18 U.S.C. Section 1350,

As Adopted Pursuant To

Section 302 of The Sarbanes-Oxley Act of 2002

I, Lee McGrath, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Versant Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

/s/ Lee McGrath
Lee McGrath
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.03	Registrant’s Amended and Restated Articles of Incorporation filed following the closing of Registrant’s initial public offering	SB-2	07/17/96	3.03
3.05	Registrant’s Amended and Restated Bylaws adopted prior to the closing of Registrant’s initial public offering	SB-2	07/17/96	3.05
3.06	Certificate of Amendment of Amended and Restated Articles of Versant Object Technology Corporation	10-QSB	11/13/98	3.06
3.07	Registrant’s Certificate of Determination dated July 12, 1999	8-K	07/12/99	3.01
10.03	Registrant’s 1996 Directors Stock Option Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.07
10.04	Registrant’s 1996 Employee Stock Purchase Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.06
10.05	Registrant’s 401(k) Plan and addendum thereto**	SB-2	07/17/96	10.05
10.09	Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH*	SB-2	07/17/96	10.09
10.10	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	SB-2	07/17/96	10.10
10.14	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	07/17/96	10.14
10.15	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant	10-KSB	04/03/98	10.15
10.16	Form of Letter Agreement dated October 22, 1997 between Registrant and its executive officers**	10-KSB	03/31/97	10.16
10.18	Letter Agreement dated November 26, 1997 between Registrant and Nick Ordon**	10-KSB	03/31/97	10.18
10.23	Corporate Resolution and Incumbency Certification dated March 30, 1998	10-QSB	11/13/98	10.23
10.28	Vertex Note Purchase Agreement dated October 16, 1998	10-KSB	03/31/99	10.28
10.29	Vertex Convertible Secured Subordinated Promissory Note dated October 16, 1998	10-KSB	03/31/99	10.29

10.30	Vertex Security Agreement dated October 16, 1998	10-KSB	03/31/99	10.30
10.31	Vertex Registration Rights Agreement dated October 16, 1998	10-KSB	03/31/99	10.31
10.32	Vertex Subordination Agreement dated October 16, 1998	10-KSB	03/31/99	10.32
10.33	Special Situations Fund Common Stock and Warrant Purchase Agreement dated December 28, 1998	10-KSB	03/31/99	10.33
10.34	Special Situations Fund Stock Warrant dated December 28, 1998	10-KSB	03/31/99	10.34
10.35	Special Situations Fund Registration Rights Agreement dated December 28, 1998	10-KSB	03/31/99	10.35
10.37	Preferred Stock and Warrant Purchase Agreement	8-K	07/12/99	10.01
10.38	Form of Common Stock Purchase Warrant	8-K	07/12/99	10.02
10.39	Debt Cancellation Agreement between Registrant and Vertex Technology Fund, Inc.	8-K	07/12/99	10.03
10.40	Supplement to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/12/99	10.04
10.41	Registrant’s 1996 Equity Incentive Plan, amended as of April 18, 2002**	S-8	05/09/02	4.06
10.42	Public Relations Firm Agreement dated November 1, 1999	10-KSB	03/30/00	10.42
10.50	Business Loan Agreement (Asset Based) dated June 28, 2001 by and between the Registrant and Greater Bay Bank.	10-Q	08/14/01	10.50
10.51	Commercial Security Agreement dated June 28, 2001 by and between the Registrant and Greater Bay Bank	10-Q	08/14/01	10.51
10.52	Business Loan Agreement (Asset Based) dated December 14, 2001 by and between the Registrant and Greater Bay Bank.	10-Q	03/18/02	10.52
10.53	Loan and Security Agreement dated April 18, 2002 by and between the Registrant and Pacific Capital Funding	10-Q	06/14/02	10.53
99.01	C.E.O Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002				X

99.02	C.F.O Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002	X

*              Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**           Management contract or compensatory plan.