Form 10-K
period 2002-10-31
VERSANT CORP
filed 2003-01-29
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period

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
Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to Form 10-K. ☒

As of April 30, 2002 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the shares of common stock, no par value, held by non-affiliates of the Registrant (based on the closing price of $1.43 for the Registrant’s common stock on the Nasdaq National Market on April 30, 2002), was approximately $15,938,778.57.  This amount excludes 1,118,955 shares of common stock held by directors, officers and certain shareholders of the Registrant as of April 30, 2002.  Exclusion of shares held by any person should not be construed to indicate that that person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that that person is controlled by or is under common control with the Registrant.

As of January 21, 2003, there were outstanding 14,833,568 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Period from November 1, 2001 to October 31, 2002

Versant® and enJin® are registered trademarks of our company in the United States and/or other countries.  Other parties’ marks (such as, IBM’s WebSphere and BEA’s WebLogic,) are the property of their respective owners and should be treated as such.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements are based on our current expectations about our business and industry, which reflect our beliefs and assumptions based upon information that is reasonably available to us at the date of this report.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might, “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions.  In other (but not all) cases we have identified sentences containing forward-looking statements by preceding the sentence with an asterisk;  These forward-looking statements include, among other things, projections of our future financial performance and trends anticipated for our business.

We caution investors that forward-looking statements are only predictions or estimates based upon our current expectations about future events.  The forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that are difficult to predict.  Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors,” which you should read carefully.    We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.  Business.

Overview

We are a leading provider of object-oriented data management software that forms a critical component of an enterprise’s computing infrastructure.  Companies use our solutions to solve complex data management problems.  To address these problems, we design, develop, market and support object management systems, including database management systems, as well as products that perform data replication and accelerate and enhance Internet transactions.  We also provide related product support, training and consulting services to assist users in developing and deploying applications based on our products.  We were incorporated in California in August 1988 as Object Sciences Corporation and completed the initial public offering of our common stock in July 1996. In 1999 we issued Series A Preferred Stock to private investors in private offerings.  Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555, and our telephone number is  (510) 789-1500.

Our products are used primarily by larger enterprises, such as telecommunications carriers and financial services companies, that have significant large-scale data management requirements.  These data management needs can involve many business functions, ranging from management of the use and sharing of a company’s internal enterprise data to the processing of externally originated information such as customer enrollment, billing and payment transaction data.  Our object-based solutions have also been used to solve complex data management issues such as fraud detection, risk analysis and yield management.  Our products are deployed both in client-server environments and on application and web servers for distributed computing environments, such as the growing e-business marketplace.

Our initial flagship product, Versant Developer Suite or VDS (formerly ODBMS), is a sixth generation object database management system that combines native support for object-oriented languages with high performance database functionality and a client-server architecture.  VDS enables users to store, manage and distribute information that we believe often cannot be supported effectively by traditional database technologies, including information of the following types:

•                  abstract data, such as graphics, images, video, audio and unstructured text;

•                  dynamic, graph-oriented data, such as network management data and advanced financial instruments; and

•                  metadata, data aiding integration of diverse systems, and workflow information, which taken together enable the construction of systems that integrate diverse systems and add new functionality, often making it available over the Internet.

VDS is also the foundation for our e-business product suite, Versant enJin.  Versant enJin is a Java development and runtime platform designed to enhance performance and scalability of Java 2 Enterprise Edition, or J2EE, compliant application servers such as IBM WebSphere and BEA WebLogic.  Versant enJin extends the functionality and power of VDS to Internet-based transactions by enabling our object management technology to drive J2EE-based applications.

Our VDS and Versant enJin products provide customers the following benefits:

•                  High Performance.  Our object-based architecture provides direct access or navigation to stored objects.  Its balanced client-server architecture enhances performance by efficiently distributing processing burdens between clients and servers to leverage the processing power of networked computers.

•                  Highly Scalable Support for Distributed Computing.  Through object-level operations, compatibility with Web browsers and other design features, our products can be scaled from small workgroup operations to thousands of users over wide area networks or the Internet.

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

•                  Language-Independent Support for Object-Oriented Programming.  Our products provide native support for the leading object-oriented software development languages -C++ and Java.  This support facilitates rapid and flexible development, maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes.

•                  Support for Component Architectures.  Versant enJin integrates with leading J2EE application servers, including the IBM WebSphere and BEA Weblogic application servers. These application servers enable users to build and deploy J2EE-based applications directly to Versant enJin to gain the inherent productivity and performance advantages of the underlying Versant object database.

•                  Integration with Users’ Existing Information Systems.  Versant products operate on a wide range of server platforms: including UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Compaq and Silicon Graphics; Linux platforms from Red Hat; and Microsoft Windows and NT platforms. In addition, Versant-based applications can interoperate with information stored in relational database management, enabling these applications to complement the strengths of relational database management systems  structured applications.

To assist users in developing and deploying applications based on VDS and Versant enJin, we offer a variety of services, including consulting, training and technical support services.  We also offer a dedicated consulting practice for IBM WebSphere customers.  Under an agreement signed in late 2000, we allocate certain of our consultants to IBM and both IBM and Versant sales representatives sell these consultants’ services.

Fiscal 2002 Developments and Strategy

During fiscal 2002, we continued to focus our efforts on seeking revenue from VDS and Versant enJin, as well as from growth of our consulting programs.  In November 2002, shortly after the close of our fiscal year, we also announced our new real-time business strategy.  This strategy, which is discussed below, was initiated by our acquisition of Mokume Software, a privately held company focused on the development of real-time software products that enable companies to more rapidly access quickly changing information derived from their operations and make key business decisions based on that updated information.

In fiscal 2002, Versant’s core offerings, VDS and enJin, continued to be the primary drivers of our product sales and marketing efforts and we concentrated our business development efforts on VDS and enJin to develop and manage strategic alliances and consulting partners.

VDS has traditionally been used on client-server systems.  Over time, Information Systems (IS) architectures have evolved to support the development of new e-business applications through the deployment of Java 2 Enterprise Edition (J2EE) application servers.  J2EE application servers, provided by vendors such as BEA WebLogic and IBM WebSphere, provide a “middle-tier” solution for managing distributed e-business applications over the Internet, while allowing enterprises to maintain and leverage their line-of-business databases on the “back-end.” VDS excels at managing complex data such as graphical, navigational or hierarchical data.  However, applications that utilize these types of data are not directly supported in J2EE and typically require complex manual coding before they can be deployed. Versant enJin solves this problem and enables the advanced data management capabilities of VDS to be extended to J2EE applications by providing powerful enhancement for J2EE application servers that enable them to store and access graphical, navigational and hierarchical data.  By adding powerful support for these data types, enJin dramatically expands workload capacity and increases performance for the application server environment through use of its caching algorithm.  *We believe that Versant enJin can play a significant role in building a class of successful e-business applications for use on the Internet that will enable us to provide VDS’ functionality to new Internet-based applications for additional customers.

To accomplish our goals of increasing sales of VDS and extending our sales to the application server market through Versant enJin, in fiscal 2002 we continued research and development efforts with respect to these products.  However, due to the current adverse business environment we did this at a slower pace and with selective cuts in our research and development personnel.  2002 VDS and enJin product enhancements included increased scalability and reliability and a new software key system that will enable closer control of licensed software.  Versant enJin product enhancements released in 2002 included distributed transaction integrity, increased use of emerging J2EE standards, the new above-mentioned software key system and new integrations for leading J2EE-based Integrated Development Environment (IDE) products, such as Borland’s JBuilder and IBM’s WebSphere Studio Application Developer. *As familiarity with object-oriented technology and awareness of our products increase, we believe that we will be able to increase our use of indirect sales channels to address a broader market and to capitalize on resellers’ integration capabilities.

In fiscal 2002, we derived significant revenue from our services programs.  With respect to our consulting business, in 2002 we increased the number of personnel in our Versant professional services organization and in our IBM WebSphere Consulting Practice.  Our IBM WebSphere consulting business grew substantially each quarter of 2002 over the previous year.  Our services programs, including the WebSphere program, are intended to produce incremental revenue, particularly from sales of Versant enJin, as well as to serve as an additional channel for generating new product revenue.  *We believe that our services program will ultimately help us generate additional service and product revenues.

In 2002, the telecommunications industry continued to be a very significant vertical market segment for us.  Our products are used in the telecommunications industry in such strategic, distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing.  We have also attained customer acceptance in other vertical markets, including defense, financial services, transportation and health care.  Versant enJin is also a horizontal solution, well suited to a number of vertical industries in addition to telecommunications and defense.  For example, Versant enJin can be used by vendors building portals and e-marketplaces, and other Internet-based services providers.  *In the future, we intend to continue to build on our current customer base as we believe that the telecommunications and financial services industries will continue be major users of application servers. *We also expect government and the defense industry market to contribute significantly as many of the applications in development in that sector reach deployment stage.

Real-Time Business Strategy

In November 2002 we announced our new real-time business strategy. The first step taken in this initiative was our acquisition, on November 19, 2002, of Mokume Software, a privately held company focused on the development of real-time software products. *We expect our new real-time business to become a key element of our plans to expand our customer base beyond those companies that have traditionally been purchasers of our object technology products.

*Our real-time business will focus on the development and marketing of data management products capable of accessing and analyzing business operations data in real time.  *Fast access to real-time data will enable businesses to rapidly use this “up to date” information to make better-informed business decisions and to quickly adjust their  practices in response to constantly changing business conditions.  *We believe that real-time technology will allow business decision makers to react to changes in their businesses dramatically faster, and enable them to better optimize management of their operations more cost-effectively

*We intend to initially focus our real-time business on the development and marketing of applications designed for the manufacturing industry, particularly process-based manufacturers.  Mokume possesses technology and experience in sourcing data from manufacturing systems so that it can be used in an enterprise’s data infrastructure. *We expect to leverage the advantages that our core object technology products deliver in the real-time business by combining them with Mokume’s real-time technology and expertise in obtaining, analyzing and synthesizing manufacturing data from physical devices such as sensors, plant-floors, card readers, logistics trackers and others. *We plan to integrate VDS into our real-time offerings because of its ability to process and store very large amounts of real-time data streams.  For example, VDS has been effectively used to store high volume streams for data emanating from telco switches, routers, reservation systems and satellite feeds. *Mokume’s products and technology will enable Versant to obtain and process data through VDS from a new range of manufacturing devices.  *Our plans for the real-time business include enhancing the products that came to Versant through our acquisition of Mokume as well as releasing new products based on combinations of Mokume’s technology with Versant’s object technology.

*In the future we expect to develop and market real-time products that will be targeted at other vertical industries and markets beyond the manufacturing industry.   *We also expect to expand our distribution channels by partnering with global providers for our real-time business.   To fully exploit this opportunity, we have created a new business unit fully focused on real-time business and have created a telesales and business development team dedicated to our real-time business.

Products and Services

Versant Developer Suite (VDS)

VDS, a sixth generation object database management system, is designed to support multi-user, commercial applications in distributed environments.  The object-oriented, balanced client-server architecture of VDS provides the basis for high-performance, scalable distributed applications.  We believe that VDS offers performance superior to that of relational database management systems, particularly for complex data applications, for which VDS has the capability of processing a wide variety of abstract data types in a highly concurrent, high performance manner.  VDS is designed to integrate up to 65,000 databases connected over a like number of locations on a variety of hardware and software platforms.  Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems.  VDS implements a variety of database features, including a two-phase commitment for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur.  In addition, on-line management utilities enable routine maintenance to be performed while the database is running.  These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions.  These utilities provide multiple levels of administrative access and application security.  We also believe that use of VDS allows our customers to both reduce the time needed to develop applications for their data management systems and to improve system performance.  With version 6.0 of VDS, we bundle several components, including the core object database management system, C++ and Java language interfaces, XML for import and export of data into the database and asynchronous replication services to provide updates among distributed Versant databases.  We believe that by bundling these components in addition to enhancing them, we have made it easier for our customers to deploy them.

Versant enJin

Versant enJin enables users to deploy Java-based applications using Java 2 Enterprise Edition, or J2EE, technologies, such as Enterprise Java Beans, in applications requiring storage and access of complex graphical, navigational, and hierarchical data models to speed the performance and enhance the scalability of these applications. The use of such complex object models is desirable but not directly supported in J2EE.  Versant enJin addresses this problem by providing transparent persistence for Java objects within the application server and web server tiers, enabling J2EE-based applications to enjoy the benefits of these object models. Versant enJin is comprised of VDS plus the J2EE integration specific to the application server platform.   Versant enJin supports the IBM WebSphere and BEA WebLogic application servers. Versant enJin is designed to accelerate e-business applications within the application server environment, simplify development of new Java or e-business applications and provide reliability for the management of objects within the application server environment.

Versant SQL Suite

VDS and Versant enJin allow users a choice of access methods for querying and manipulating data in the Versant object database management system and obtaining data from relational databases.  With the Versant SQL Suite, we offer open database connectivity capability and structured query language access to data stored in relational databases using industry-standard off-the-shelf query and reporting tools.  These tools permit customers to retain their investments in legacy systems while addressing new applications with the productivity, flexibility and performance characteristics made available through object technology.

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

The High Availability Backup Solution enables VDS and Versant enJin to use the mirroring and backup features of EMC Symmetrix or other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

Licensing and Pricing of Products

We license our products to end-users both directly, through our own sales force, and indirectly through authorized value-added resellers, systems integrators and distributors.

When we license our products directly to end-users, we do so primarily through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.  Before a customer may deploy an application it has developed under our development license, we require it to purchase deployment licenses from us based on the number of computers connected to the server that will run the application using our database management system.  If the customer wishes to install several copies of an application it has created under a development license, then separate deployment licenses are required for each server computer and each client computer that will run that application.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin licenses varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project.

End-user license fees for our development and deployment licenses can range from the low thousands of dollars to several million dollars depending on a number of variables.  These variables include, but are not limited to, the following: the number of users (specific number or unlimited), the number of deployments, the time frame of deployments, whether the deployments are to be prepaid or paid on an as needed basis, the type of operating system(s), the type of server(s) and whether the servers are single or multiprocessor machines.  We provide alternative pricing for non-interactive environments where the product (such as a telephone switch) is deeply embedded in a component and is not used by end-users.

We also provide our products to end-users through authorized value-added resellers, systems integrators and distributors.  Value-added resellers generally purchase development licenses from us on a per seat basis on terms similar to the terms of development licenses we sell directly to end-users, although the price may vary.  Under this license a typical value-added reseller develops an application incorporating VDS or Versant enJin and then licenses that application to a customer.  Value-added resellers are authorized by us to sub-license deployment copies of VDS or Versant enJin to end-users, bundled together with the value-added resellers’ applications.  Deployment license pricing for sales through value-added resellers is generally based either on a percentage of the total price charged by the value-added reseller to the end-user customers or on a percentage of our list prices. Systems integrators generally purchase licenses from us that entitles them to sublicense our software products to their customers for use in systems designed or built by the systems integrator. Deployment license pricing for sales to systems integrators are generally the same as value added resellers.   We also sell our products to distributors who are authorized to sublicense and resell them to end-users.  Sales to distributors generally include significant discounts off our typical end-user license fees.

Services

We offer customers training, consulting and maintenance and technical support services.

We provide a variety of training and consulting services to assist customers in the design, development, education and management of VDS, Versant enJin and IBM’s WebSphere application server.  Training services are offered for a variety of Versant-specific and object-related technologies and range from beginning to advanced levels.  Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis.  In addition, we provide custom development services to customers that request unique or proprietary product extensions.  Depending on the nature and complexity of the custom development services requested, these services may be performed by our consulting employees or by third-party integrators that have joined our IGNITE! Partner Program and received training.

Our maintenance and technical support services are generally available at an annual fee that varies depending on the type of support the customer requires.  Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of our product and entitle the customer to telephone support and to product and documentation updates.  For additional fees, customers may purchase a special support package that provides a designated support engineer, and may obtain telephone support available 24 hours per day.  Maintenance contracts are typically renewable annually.

Customers and Applications

VDS and Versant enJin are licensed for development and/or deployment in a wide range of applications.  A substantial amount of our sales are for applications in the telecommunications, financial services, healthcare and defense sectors.  Many of our customers have licensed multiple copies for use in different applications.

In recent years we have experienced concentration of our sales to certain customers.  In fiscal 2002, IBM represented 14% of our total revenue.  Two customers accounted for 28% and 11% of our total 2001 revenue in the ten months ended October 31, 2001, whereas in the year ended December 31, 2000, no single customer accounted for 10% or more of our total revenue.

*Our future performance will depend in significant part on the continued growth of the use of VDS and Versant enJin in telecommunications, defense, and financial market applications and the acceptance of our products within the telecommunications and financial services industries.  *Although we anticipate that our new real-time business will eventually increase our ability to market our products to an increased number of industries, there can be no assurance that our real-time initiative will succeed in enlarging our customer base.  Consequently, the failure of our products to perform favorably in and become an accepted component of telecommunications, defense, Internet-based or financial services applications, or in new real-time applications, or a slower than expected increase or a decrease in the volume of sales of our products and services to telecommunications, defense, Internet-based or financial services companies or to markets targeted by our new real-time business, could have a material adverse effect on our business.

Sales and Marketing

We market and sell our products in the United States principally through our direct sales force and value-added resellers and systems integrators.  Internationally we market and sell through our direct sales force, value-added resellers and distributors.

Direct Sales. Our direct sales organization is based at our corporate headquarters in Fremont, California and at our other regional offices around the world.  The direct sales organization includes our field sales personnel, who are responsible for account management, and systems engineers, who answer technical questions and assist customers in running benchmarks against competitive products and developing prototype applications.

Indirect Sales.  *An important part of our future sales strategy will be the continued development of indirect distribution channels, such as value-added resellers, systems integrators and foreign distributors.  We expect to increase our focus on indirect sales channels as we address the e-business market.  Our existing real-time product is currently marketed globally by our commercial sales partners. Typical value-added resellers build application programs in which they embed a deployment copy of VDS or Versant enJin.  Systems integrators may include our products with those of others to provide a complete solution to their customers.  Value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time.  Certain value-added resellers, distributors and systems integrators offer competitive products that they produce or that are produced by third parties.

Marketing.  Our marketing programs and personnel are aimed at external and internal audiences with the goal of building visibility and generating leads for Versant’s core business and the new real-time business unit.  *One of our current key marketing initiatives is to build customer awareness and market leadership for Versant in the real-time business space. Our marketing programs include our efforts at cultivating media and analyst relations, fostering valuable investor communications, a speakers’ program, online marketing, partner marketing programs and participation in conferences and tradeshows.

Sales Process.  The sales cycle for our core VDS and enJin products to new, large enterprise customers can exceed six months and may extend to a year or more.  For existing customers with successfully deployed applications, sales cycles for new applications of our product suites are generally much shorter.  The real-time products that we have recently begun to distribute through our channel partners exhibit generally shorter sales cycles as well as reduced sales investments. During the sales cycle, meetings involving both technical and management staff are conducted frequently at the prospective customer’s site and at our headquarters.  As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products.  Upon completion of the evaluation, a customer may purchase one or more development licenses depending upon the number of programmers that will develop and build the customer’s application.  Additionally, a customer may purchase technical support, training courses and consulting services.  Our customers may purchase deployment licenses at the same time as they purchase development licenses, or defer their purchase of deployment licenses and related maintenance until they complete the application development (a process that typically takes at least six months and can exceed one year).

Once an application is ready for deployment, a customer typically will purchase deployment licenses that are priced based upon the number of users, in the case of an end-user, or as a percentage of the customer’s revenue that is generated for the sale of its application, in the case of value-added resellers and distributors.  Customers may purchase additional deployment licenses as needed, without further deliveries from us, providing additional higher-margin revenue over an extended period at a relatively low incremental cost to us.  The amount and price of deployment licenses generally exceed the amount and price of earlier development licenses.

Shipping and Backlog.  All software is delivered from our Fremont facility and is delivered to the customer upon receipt of an approved order and a signed license agreement.  We typically do not have a material backlog of unfilled license orders at any given time, and we do not consider backlog to be a meaningful indicator of our future performance.

International Sales and Marketing.  Our foreign sales are recorded by subsidiaries located in Germany and the United Kingdom who also sell our products through distributors, value added resellers and end-users.  Our revenues from international sales were $6.4 million in the year ended October 31, 2002, $6.5 million in the ten months ended October 31, 2001 and  $11.2 million in the year ended December 31, 2000.

Research and Development

* We have committed, and expect to continue to commit, substantial resources to our research and development efforts.  Our current development efforts are focused on:

•                  ongoing efforts to improve the  performance and scalability of VDS and Versant enJin;

•                  expanding the features and range of products for our new real-time business;

•                  supporting J2EE technologies and continuing to leverage Java for e-business applications;

•                  improving the integration of our products with leading application servers, IDE vendors’ products and middleware technologies;

•                  providing support and/or integration with existing and emerging computing standards.

Our research and development expenses were approximately $5.8 million in the year ended October 31, 2002, $5.5 million in the ten months ended October 31, 2001 and $5.9 million in the year ended December 31, 2000. To date, all research and development expenditures have been expensed as incurred.

VDS and Versant enJin, to date, have been almost entirely developed by our own research and development personnel.  We selectively supplement our internal staff with outside consultants having expertise in specific areas.  Our research and development team consists mainly of software engineers with significant experience and expertise in such technologies as:

•                       object-oriented software development, including Java;

•                       relational database technology;

•                       platform engineering;

•                       design and integration;

•                       large-scale run-time environments; and

•                       middleware technologies.

We perform some of our porting and enhancement engineering work in our office in India. Versant India, a wholly owned subsidiary, had 36 employees as of October 31, 2002 and occupies a rented facility of approximately 6,500 square feet in Pune, India.

* We believe that our future results will depend on our ability to improve our current technologies and to develop new products and product enhancements on a timely basis.  The market for our products and services is characterized by changing customer demands, rapid technological change and frequent introductions of new products and product enhancements.  Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards.  The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of these products.  As a result, the life cycles of our products are difficult to estimate.  We have in the past experienced delays in the introduction of new products and features, and may experience similar delays in the future.  If we are unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology.  For example, we license our software pursuant to signed license agreements and, to a lesser extent, “shrink-wrap” licenses displayed in evaluation download and software installation screens, which impose certain restrictions on the licensee’s ability to utilize our software.  In addition, we seek to avoid disclosure of our trade secrets, such as by requiring those persons with access to our proprietary information to execute non-disclosure agreements with us, and we restrict access to our software source code.  We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were also awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015.

Competition

For our VDS product, we compete with companies offering object and relational database management systems, many of whom are large and well-established corporations with broader product lines. In the e-business market our competitors consist of both relational database management companies, many of whom have modified or are expected to modify their systems to incorporate object-oriented interfaces and other functionality more directly competitive with our object-oriented technologies, as well as from companies with substantial experience in object-oriented software that provide components similar to those included in Versant enJin. In order for our products to be well accepted in the e-business market, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become deeper and more extensive.

Many of our competitors, especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers.   In addition, many of our competitors have well-established relationships with our current and potential customers of ours.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, pricing, operating results and financial condition.

For a more detailed discussion of the competition we face in our business, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Industry—We face competition for both our VDS and Versant enJin products.”

Employees

As of October 31, 2002, we and our subsidiaries, had a total of 128 employees, of whom 75 were based in the United States, 17 in Europe, and 36 in India.  Of the total, 60 employees were engaged in engineering and technical services, 28 were engaged in sales and marketing, 25 were engaged in the services organization and 15 were engaged in administration and finance.  In November of 2002, in addition to the acquisition of Mokume, we reorganized our workforce.  After the acquisition and reorganization and as of December 4, 2002 we had 127 employees.  None of our employees is represented by a labor union with respect to his or her employment by us.  We have experienced no organized work stoppage to date and believe that our relationship with our employees is good.

*Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Item 2.  Properties.

Our principal administrative, sales, marketing and research and development operations are located in Fremont, California, in a building with approximately 54,000 square feet under a lease expiring in May 2007.  We also have a sales office in Texas. *We believe that our current  facilities will be adequate for our requirements for the next several years.   Our subsidiaries also lease space, generally under multi-year operating lease agreements, in Pune, India; Munich, Germany; and Hampshire, England.

Item 3.  Legal Proceedings.

We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001 that alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance. On December 4, 2001, the court dismissed the Third Amended Complaint with prejudice due to Plaintiff’s failure to state a claim of their securities fraud action. On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. We filed our answering brief on July 12, 2002, and the appellants filed their reply brief on August 9, 2002.  Oral arguments were heard on January 14, 2003 and on January 23, 2003 the Court of Appeals affirmed the District Court’s dismissal.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth fiscal quarter of our fiscal year ended October 31, 2002.

Item 4A.  Executive Officers of the Registrant.

Set forth below is information regarding our executive officers as of January 27, 2003:

Name of Executive Officer	Age	Position with the Company

Nick Ordon	55	President and Chief Executive Officer

Lee McGrath	41	Vice President, Finance and Administration, Chief Financial Officer and Secretary

Ajay Jain	35	President, Real-Time Solutions

Tom Miura	43	Executive Vice President and Chief Operating Officer

Nick Ordon has served as President, Chief Executive Officer and a director of Versant since he joined the company in January 1998.  From July 1996 to December 1997, Mr. Ordon was Vice President and General Manager of Messaging at Lotus Development Corporation, a software development company and wholly-owned subsidiary of International Business Machines Corporation.  From August 1994 to July 1996, he was Vice President and General Manager of the Commercial Business Unit of Lockheed Martin Corporation, an aerospace products company. From January 1993 to August 1994, Mr. Ordon served as General Manager, NetWare Operations with Hewlett-Packard Company. Mr. Ordon received both a Bachelor and Masters of Science degree in Aerospace Engineering from the University of Colorado in 1970 and 1971, respectively, and a Masters of Business Administration degree in Finance and Operations from Syracuse University in 1980.

Lee McGrath has served as Versant’s Vice President, Finance and Administration, Chief Financial Officer and Secretary since joining the Company in July 2000.  From June 1999 to July 2000, he served as Director of Financial Planning and Analysis, Flat Panel Systems, for Philips Components, a division of Philips Electronics.  From June 1997 to May 1999, Mr. McGrath served as Controller for Digital Link Corporation, a networking equipment company.  From December 1988 to June 1997, he was with Measurex, a manufacturer of electronic control systems, where he served in a variety of financial management and controller positions, in both the company’s U.S. and overseas offices.  Mr. McGrath is a Chartered Certified Accountant and received a Masters of Business Administration degree from Pepperdine University in 1997.

Tom Miura has served as the Company’s Chief Operating Officer since July 2001.  Between November 2000 and July 2001, he served as the Companys Senior Vice President, Operations. Effective January 31, 2003 Mr. Miura will terminate his employment with Versant, although he will continue to provide certain consulting services to Versant for certain periods of 2003. Between March 2000 and November 2000, Mr. Miura was the Company’s Vice President of Business Development and Services.  From 1981 until March 2000, Mr. Miura held a variety of management positions with the Software Group of International Business Machines Corporation, including World-Wide Sales Executive for Application Development Tools and WebSphere between June 1996 and March 2000 and Manager of Services Development, Product Marketing and Technical Marketing for Application Development Tools between October 1994 and June 1996. Mr. Miura received a Bachelor of Arts degree in Business Administration from California State Polytechnic University, Pomona in 1980.

Ajay Jain has served as the Company's President, Real Time Solutions, a newly created business unit since November 2002.  Between December 2000 and November 2002, Mr. Jain was President and Chief Executive Officer of Mokume Software, Inc., a developer of planning and process management software for the manufacturing industry, which he co-founded and which was acquired by the Company in November 2002.  Between August 1999 and November 2000, Mr. Jain was President and Chief Executive Officer of Qdecor Software, a 3D software company for home decor products, which was acquired by Design Labs in 2000.  Between August 1997 and August 1999 Mr. Jain was Director, Worldwide Information Technology & Applications at Clarify Corporation, a public company, and developer of customer relationship management software which was acquired by Nortel Networks in 1999.  From 1995 to 1997, Mr. Jain served as Sr. Manager of Database Architecture Group at Netscape Communications.  Prior to 1995, Mr. Jain worked in several engineering roles for over 6 years at Quantum Corporation and Cadence Design Systems.  Mr. Jain holds a Masters degree in Business Administration from Santa Clara University, a Masters of Science degree in Computer and Information Science from Clarkson University and a Bachelors of Science degree in Mathematics and Economics from Delhi University, India.

There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the discretion of the Board.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Small Cap Market  under the symbol “VSNT.”  Our common stock commenced trading on the Nasdaq National Market on July 18, 1996.  From July 19, 1999 until March 7, 2000 our common stock was traded on the Nasdaq SmallCap Market.  From March 8, 2000 to September 30, 2002, our common stock was traded on the Nasdaq National Market.   Since October 1, 2002 our common stock has been quoted on the Nasdaq SmallCap Market.  We requested that listing of our common stock be transferred to the Nasdaq Smallcap Market as of October 1, 2002 due to the fact that it then seemed unlikely that, in the near term, we would continue to be able to satisfy the listing criteria of the Nasdaq National Market System.  The following table lists the high and low intra-day prices of our common stock reported by Nasdaq during the last two fiscal years.

Year Ended December 31, 2000	High	Low

First Quarter	18.56	7.53
Second Quarter	12.31	4.00
Third Quarter	7.00	3.77
Fourth Quarter	5.94	1.81

Ten Months Ended October 31, 2001

First Quarter	4.22	1.50
Second Quarter	2.20	1.00
Third Quarter	3.37	1.18
Fourth Quarter (through 10/31/01)	3.42	1.90

Year Ended October 31, 2002

First Quarter	4.74	2.35
Second Quarter	2.59	1.20
Third Quarter	1.45	0.45
Fourth Quarter	0.72	0.28

Shareholders

There were approximately 110 holders of record of our common stock as of January 21, 2003.  We believe that a significant number of beneficial owners of our common stock hold their shares in street name.  Based on information available to us, we believe we have at least 400 beneficial shareholders of our common stock.

Dividend Policy

We have neither declared nor paid cash dividends on our common stock in the past.  *We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

Information required by this Item regarding our equity compensation plans appears in Part III, Item 12 of this Report, under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6.  Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements.  The information set forth below is not necessarily indicative of results of our future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes in this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below and factors that might cause the following selected financial data not to be indicative of our future financial condition and results of operation.   In particular, it should be noted that because we changed our fiscal year end from December 31 to October 31 in 2001, our transition period in 2001 was only a 10-month period, which impacts the comparability of the following financial data.

	Year Ended October 31,	Ten Months Ended October 31,	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$19,956	$23,909	$28,445	$25,868	$23,233
Income (loss) from operations	(3,609)	(7,012)	2,152	(409)	(19,225)
Net income (loss)	(3,390)	(7,158)	1,856	(1,736)	(19,935)
Net income (loss) per share:
Basic	$(0.28)	$(0.59)	$0.16	$(0.17)	$(2.16)
Diluted	$(0.28)	$(0.59)	$0.12	$(0.17)	$(2.16)

	Year Ended October 31,	Ten Months Ended October 31,	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$11,921	$15,370	$22,502	$19,241	$20,669
Working capital	2,326	3,664	7,863	1,584	(3,303)
Long-term debt	—	3	40	127	4,047

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As indicated in the paragraph above Item 1 in this report, this Form 10-K (including this Item 7) contains certain forward-looking statements within the meaning of the Securities Exchange Act and the Securities Act.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might,” “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions.  In other (but not all) cases we have identified sentences containing forward-looking statements by preceding the sentence with an asterisk; These forward-looking statements include, among other things, projections of our future financial performance and trends anticipated for our business.  We caution investors that forward-looking statements are only predictions or estimates based upon our current expectations about future events.  The forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that are difficult to predict.  Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties, some of which are discussed below in this Item 7 under the heading  “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

We were incorporated in August 1988.  Our principal products are the Versant Developer Suite, or VDS, a sixth generation object database management system, and Versant enJin, a database management product suite for e-business that accelerates transactions for application servers.  We commenced commercial shipment of VDS in 1991 and commercially released Versant enJin in 2000.  We license VDS, Versant enJin and peripheral products, and sell associated maintenance support and training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.  Substantially all of our revenue has been derived from:

(1) sales of licenses for VDS and Versant enJin;

(2) related maintenance and support, training and consulting services

(3)    nonrecurring engineering fees received in connection with providing services associated with VDS and Versant enJin;

(4) sales of peripheral products for VDS and Versant enJin; and

(5) the resale of licenses, maintenance, training and consulting for third-party products that complement VDS and Versant enJin.

Throughout 2002, we continued to focus on three major sales and product development initiatives: enhancement of and revenue growth for VDS; enhancement of and revenue growth for Versant enJin; and growth in our consulting programs.  Shortly after the end of our fiscal year ended October 31, 2002, we also announced our intention to pursue a new real-time business initiative, which we commenced with our November 2002 acquisition of Mokume Software.

*We expect that licenses of VDS, Versant enJin, related products, new products we develop in our real-time business and third-party products and sales of associated services will be our principal sources of revenue for the foreseeable future.  *While it will continue to be important for us to derive revenue from customers we have historically served in the telecommunications and financial services industries, we believe that our future performance will depend to a significant degree on both the continued growth of the e-business market and our ability to successfully pursue the market we believe exists for real-time computing products.  *Success in the e-business marketplace and in the market for real-time products will depend on both the successful growth and emergence of these markets and their continued need for highly scalable, high performance and reliable object-based technologies such as ours.  *Our business will likely be materially and adversely affected if the e-business and real-time computing markets fail to grow and develop as quickly as we have anticipated, or if our products fail to perform favorably in, or fail to become an accepted component of, either of these markets.

Critical Accounting Policies

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period.  We base these estimates on historical experience and trends, our projections of future results, and on industry, economic and seasonal fluctuations. Although we believe these estimates are reasonable under the circumstances, and based on the information reasonably available to us, there can be no assurances that this is so given that the application of these accounting policies necessarily involves the exercise of judgment and the use of assumptions as to future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective, or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill valuation and the determination of our reserve for doubtful accounts.

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”   Revenue consists mainly of revenue earned under software license agreements and maintenance support agreements and agreements for consulting and training activities.

We license our products to end-users, value-added resellers and distributors through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.   Before that customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

Resellers, including value-added resellers and distributors, purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller, assuming collection is probable.

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

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are generally only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. We defer revenue from license arrangements that require significant modification of the software and/or non-recurring engineering agreements requiring future obligations not yet performed and record it as revenue using contract accounting.

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

Goodwill Valuation

We periodically evaluate whether events and circumstances have occurred which indicate that the remaining carrying value of goodwill may not be recoverable.  When factors indicate that goodwill should be evaluated for possible impairment, we will use an estimate of undiscounted future net cash flows to determine if the impairment has occurred.  If we determine that goodwill has been impaired, we will record an impairment loss equal to the excess of the carrying amount of the goodwill over its fair value.

Reserve for Doubtful Accounts

Our reserve for doubtful accounts includes the specific identification of bad debts and an unallocated reserve for doubtful accounts receivable.   The unallocated reserve is an estimate based on our collection experience, bad debt write-off history, economic factors that may effect customers’ abilities to pay, and accounts receivable aging trends.

Results of Operations

In 2001, we filed a report on Form 8-K reporting the decision by our Board of Directors to change our fiscal year-end from December 31 to October 31. This change was made to better align our sales and financial reporting cycle with our customers’ procurement cycles.  Consequently, the consolidated financial statements in Item 8 of this report include financial statements for the year ended December 31, 2000, the ten months ended October 31, 2001 and the year ended October 31, 2002 because it was impracticable and not cost-justified to furnish complete financial statements for the comparable periods ended October 31, 2001 and 2000.   We do not believe that seasonal or other factors affect the comparability of information or trends in those financial statements.  However, when reviewing this Item 7, readers should keep in mind that, because our transition period ended October 31, 2001 was a ten month (and not a twelve month) period, it is more difficult to directly compare our results for that transition period with our twelve-month reported periods ended December 31, 2000 and October 31, 2002. We have been able, without undue cost, to provide unaudited dollar amounts for revenues and expenses for the directly comparable unaudited ten month period ended October 31, 2000 and have presented these amounts in this “Management’s Discussion and Analysis” section.

As used in this Management’s Discussion and Analysis Section, references to “2002” mean the twelve month period ended October 31, 2002; references to “2001”, “ten month 2001 period” or “2001 reported period” each mean the ten month period ended October 31, 2001; references to “2000” or “2000 reported period” mean the twelve month period ended December 31, 2000; and the term “comparable period” means the ten month period ended October 31, 2000.

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Twelve Months Ended Oct 31, 2002	Ten Months Ended Oct 31, 2001	Twelve Months Ended Dec 31, 2000	Ten Months Ended Oct 31, 2000
				(unaudited)
Revenue:
License	51%	31%	66%	67%
Services	49%	69%	34%	33%
Total revenue	100%	100%	100%	100%
Cost of revenue:
License	6%	4%	3%	2%
Services	27%	49%	19%	20%
Total cost of revenue	33%	53%	22%	22%

Gross profit margin	67%	47%	78%	78%

Operating expenses:
Marketing and sales	39%	35%	35%	38%
Research and development	29%	23%	21%	22%
General and administrative	16%	11%	12%	14%
Amortization of goodwill	1%	4%	2%	1%
Restructuring		3%	0%	0%
Total operating expenses	85%	76%	70%	75%
Income (loss) from operations	(18)%	(29)%	8%	3%
Other income (expense), net	1%	0%	(1)%	(1)%
Income (loss) before income taxes	(17)%	(29)%	7%	2%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	(17)%	(29)%	7%	2%

The following table summarizes the results of our operations for the periods presented:

	Twelve Months Ended	Ten Months Ended	Twelve Months Ended	Ten Months Ended	% change in 10/31/02 from	% change in 10/31/01 from
	Oct 31, 2002	Oct 31, 2001	Dec 31, 2000	Oct 31, 2000	10/31/01	12/31/00	10/31/00
				(unaudited)			(unaudited)
License revenue	$10,106	$7,362	$18,859	$15,117	37%	(61)%	(51)%
Services revenue	9,850	16,547	9,586	7,314	(40)%	73%	126%
Total revenue	19,956	23,909	28,445	22,431	(17)%	(16)%	7%

Cost of license revenue	1,198	936	817	422	28%	15%	122%
Cost of services revenue	5,332	11,737	5,499	4,389	(55)%	113%	167%
Total cost of revenue	6,530	12,673	6,316	4,811	(48)%	101%	163%

Operating expenses:
Marketing and sales	7,854	8,504	10,304	8,439	(8)%	(17)%	1%
Research and development	5,835	5,464	5,866	5,039	7%	(7)%	8%
General and administrative	3,144	2,661	3,305	3,023	18%	(19)%	(12)%
Amortization of goodwill	202	396	502	419	(49)%	(21)%	(5)%
Write-Off goodwill	—	555	—	—	(100)%	100%	100%
Restructuring Costs	—	668	—	—	(100)%	100%	100%
Total operating expense	17,035	18,248	19,977	16,920	(7)%	(9)%	8%
Income (loss) from operations	(3,609)	(7,012)	2,152	700	(49)%	(426)%	(1,102)%
Other income (expense), net	287	(53)	(222)	(167)	(642)%	(76)%	(68)%
Income (loss) before income taxes	(3,322)	(7,065)	1,930	533	(53)%	(466)%	(1,426)%
Provision for income taxes	68	93	74	57	(27)%	26%	63%
Net income (loss)	$(3,390)	$(7,158)	$1,856	$476	(53)%	(486)%	(1,604)%

Summary Overview

Total revenue for the year ended October 31, 2002 decreased by 17% from our total revenue for the ten months ended October 31, 2001.  Service revenue for 2002 was down 40% from the 2001 reported period while license revenues increased 37%.  License revenues were 51% of total revenues in 2002 versus 31% in 2001 and, because license revenues generate higher margins than our service revenues, our gross margin for 2002 in absolute terms was 19% higher than in 2001 despite the overall reduction in revenues. Total operating expenses in 2002 decreased 7% to $17.0 million in the year ended October 31, 2002 compared to $18.2 million in the 2001 reported period. Net loss for 2002 was a 53% improvement over the reported period in 2001.

Of the $7.0 million net operating loss in the reported ten month 2001 period, $3.4 million or 49% occurred in the first quarter and $2.9 million or 41% occurred in the one-month period ended October 31, 2001. Lower than expected VDS sales to our telecommunications customers accounted for the bulk of the loss in the first quarter of fiscal 2001 while a goodwill write-off and restructuring costs were the main components of the one month period loss.

Revenue

Total revenue decreased 17% to $20.0 million in the twelve month period ended October 31, 2002 from $23.9 million in the ten-month period ended October 31, 2001.  Total revenue decreased 16% in the ten month 2001 period compared to the 12 months ended December 31, 2000, but increased 7% over total revenue of $22.4 million in the comparable period of 2000. The revenue decline in 2002 versus 2001 is largely attributable to the worsening of the overall macroeconomic environment. Revenue from telecom and financial services customers constituted 36% of our total revenue in 2002 compared with 57% in the ten month period ended October 31, 2001.  Telecom customers were particularly important, comprising 30% of our total revenue in 2002 and 53% of our total revenue in the ten months ended October 31, 2001.  Revenues from the defense sector have increased and somewhat mitigated declines in the commercial sector, accounting for 14% of our total revenue in 2002 and 4% in 2001.

Despite the absolute decline in revenue, our recent overall transaction volume has increased. We booked a significantly larger number of transactions that provided revenue in excess of $10,000 in 2002 compared to 2001 and 2000.

The revenue increase in the ten month 2001 period versus the ten month comparable period in 2000 was due to higher consulting services revenue, in particular, a significant long term consulting engagement with a telecom customer.  This increased consulting services revenue was offset by decreased license revenue.  We had one customer, IBM that represented 14% of our total revenue in 2002 and two customers that represented 28% and 11% of total revenue in 2001. No customer represented more than 10% of our total revenue in 2000.

International revenue as a percentage of our total revenue was 32% in 2002, 28% in 2001 and 39% in 2000. International revenues decreased slightly to $6.4 million in 2002 from $6.5 million in 2001, due to lower revenues in Australia, and decreased from $11.2 million in 2000.  The decrease in the reported period of 2001 versus 2000 was the result of the economic downturn, especially as it applied to the telecommunications industry, which has had a more marked effect on international sales than on domestic sales particularly in Europe. *We intend to maintain our sales and marketing activities outside the United States, which include supporting our subsidiaries, distributors and resellers in Europe, Japan and other Asia/Pacific countries, which will require significant management attention and financial resources, and which may increase costs and impact margins unless and until corresponding revenue is achieved.

Our international sales are made at the foreign currency equivalent of a U. S. dollar based price.  An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, less competitive in foreign markets. *To the extent that we increase our international sales, our total revenue may be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world.

*Consistent with our industry, we continue to experience significant quarterly fluctuations in total revenue and believe this trend will continue in 2003.

License Revenue

License revenue increased 37% to $10.1 million in 2002 from $7.4 million in the ten month 2001 period primarily due to increased deployment license revenues (specifically in the defense sector) and secondarily due to the resale of third party software, which represents 9% of our 2002 license revenues.

License revenue decreased 61% to $7.4 million in the ten month 2001 period  compared to $18.9 million for the year ended December 31, 2000 and decreased  51% from the comparable period of 2000.  With the recent economic downturn IT capital spending was delayed or eliminated and the impact of this was most dramatically felt in significantly reduced sales of VDS deployment licenses to the telecommunications sector in 2001.

Deployment license revenues accounted for 75% of total license revenues in 2002 versus 62% and 81% for the reported periods of 2001 and 2000 respectively. *We consider this an important indicator of the relevance of our technology in the marketplace and are encouraged that deployment license revenue in 2002 returned to a level more consistent with historical norms in comparison with  2001, in which deployments of our technology slowed down, especially in the telecom sector.

Services revenue

Services revenue consists of revenue from consulting, training and technical support as well as billable travel expenses incurred by our service organization.  Services revenue decreased 40% to $9.9 million in 2002 from $16.5 million in  the ten month 2001 period and increased in the ten month 2001 period  73% from our reported period in 2000 and 126% from the 2000 comparable period, respectively. These decreases in 2002 services revenue versus 2001 and increases in service revenue in 2001 versus 2000 were mainly the result of sub-contracted service engagements, in particular a significant U.S. engagement for a telecommunications customer that commenced in December 2000 and concluded in November 2001.  The reduction in 2002 consulting revenue reflected IT managers’ preference to either delay consulting projects or bring the work in-house and avoid using outside consultants (Versant employees) due to tight IT budget constraints.  This directly impacted Versant’s professional services business. However, our dedicated WebSphere consulting practice was 126% higher in 2002 than in the ten month 2001 period.

Cost of Revenue and Gross Profit Margins

Total cost of revenue decreased 48% to $6.5 million in 2002 from $12.7 million in the ten month 2001 period and increased 101% to $12.7 million in the ten month 2001 period from $6.3 million in our 2000 reported period and increased 163% from the comparable period of 2000. Cost of revenue was 33% of total revenue in 2002, 53% of total revenue in the ten month 2001 period, 22% of total revenue for our reported period in 2000 and 22% of total revenue for the comparable period in 2000. The key factors causing these variations in cost of revenue  are primarily the mix of our product sales and secondarily sales volume. In general, a higher proportion of license revenue will result in lower overall total costs of revenue, followed by maintenance revenues with consulting revenues attracting the highest costs. License revenue was 51% of total revenue in 2002 versus 31% in the ten month 2001 period and 66% in the reported period of 2000.  Hence, our total cost of revenue was a lower percentage of revenue in 2002 and 2000 (years with a higher percentage of license revenue) than in the ten month 2001 period (in which the percentage of license revenue was relatively lower).

Cost of license revenue

Cost of license revenue consists primarily of reserves for estimated bad debts, product royalty obligations incurred by us when we sublicense tools provided by third parties, user manuals, product media, production labor costs, freight and packaging. Cost of license revenue in absolute dollars increased 28% in 2002 to $1.2 million as compared to $936,000 in the ten month 2001 period.  However cost of license revenue was 12% of license revenue in 2002 versus 13% of license revenue in 2001 implying that the absolute cost increase was more a function of volume. However within 2002’s cost numbers, the cost of reselling third party software, an activity that began in 2002, was $863,000 and was somewhat offset by incurring the amortization of royalty costs associated with our enJin product only through June 2002 (eight months) versus ten months in 2001.

Total cost of license revenue increased 15% in the ten month 2001 period over the reported period in 2000 and increased 122% from the comparable period in 2000. Cost of license revenue was 13% of license revenue in the ten month 2001 period versus 4% and 3% of license revenue in the reported and comparable periods of 2000.  The increase in license cost in 2001 when compared to the reported period in 2000 was mainly attributable to the amortization of royalty costs associated with our enJin product. The increase over the comparable period in 2000 was due to an increase in bad debt reserve at the end of calendar 2000 not reflected in the comparable period.

Cost of services revenue

Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, technical support and training.  Cost of services revenue in absolute dollars decreased 55% to $5.3 million in 2002 from $11.7 million in the ten month 2001 period. A large part of this variance is volume related due to the 40% reduction in services revenue in 2002.  However largely because higher cost consulting revenues were a lower percentage of the overall services revenue mix in 2002 versus 2001, cost of service revenue in 2002 decreased to 54% of services revenue from 71% in the ten month 2001 period.

Cost of services revenue increased 113% to $11.7 million in the ten month 2001 period from $5.5 million in the reported period of 2000 and increased 167% over cost of services revenue of $4.4 million in the comparable period of 2000.  The increases in cost of services revenue in 2001 over 2000 were largely due to the revenue growth in higher cost consulting revenues.  The high consulting content in the overall services revenue mix in 2001 resulted in relatively higher costs in 2001 versus 2000, where the mix was not so heavily skewed toward consulting service revenue. Consequently, cost of service revenue was 71% of services revenue in 2001 versus 57% of services revenue in 2000, and 60% of services revenue for the comparable period in 2000.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, marketing and sales literature, product management, sales offices, occupancy and depreciation expense.

Marketing and sales expense decreased 8% in 2002 to $7.9 million from $8.5 million in the ten month 2001 period as a result of lower commission expense corresponding with the lower overall revenue levels, lower marketing program costs and some headcount reductions. Average marketing and sales headcount during 2002 was 32 versus 38 during 2001. Operating expenses tend to accrue more evenly throughout the year (versus revenue that is less linear).  Annualizing the reported expense in 2001 by multiplying it by 12/10 to provide an estimated twelve month comparison with 2002 would increase this 8% reduction in 2002 to an approximate reduction of 23%.

As a percentage of revenue, marketing and sales expense was 39% in 2002 versus 35% in the ten month 2001 period. While some marketing and sales expense is variable or discretionary, other marketing and sales expenses, such as sales force salaries and rent are more fixed in nature, and therefore represent a larger percentage of 2002’s reduced  revenue number.

Marketing and sales expense decreased 17% in the ten month 2001 period from $10.3 million in the reported period in 2000, primarily due to comparing ten months in 2001 with twelve months in 2000 but remained relatively consistent when compared to the comparable period of 2000. As a percentage of revenue, marketing and sales expense was 35% in 2001 versus 35% and 38% in the reported and comparable periods of 2000, respectively, and thus remained relatively consistent as a percentage of revenue in these periods.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other employee-related expenses, depreciation, and expenses associated with development tools, equipment, supplies and travel. Research and development expenses increased 7% in 2002 to $5.8 million over $5.5 million for the ten month 2001 period. As noted above, operating expenses tend to accrue more evenly throughout the year (versus revenue that is less linear).  Annualizing the reported research and development expense in 2001 by multiplying it by 12/10 to provide an estimated twelve month comparison with 2002 would transform this 7% increase in 2002 to a decrease of approximately 11% which is consistent with expense reduction programs we implemented in 2002. Average research and development headcount during 2002 was 63 versus 66 during 2001. As a percentage of revenue, research and development expense was 29% in 2002 versus 23% in 2001. The increase as a percentage of revenue was the result of a decline in revenues without a corresponding decrease in research and development expense.

Research and development expenses of $5.5 million in the ten month 2001 period represented a decrease of 7% from $5.9 million in the reported period of 2000 and an increase of 8% over $5.0 million in the comparable period of 2000. The decrease in 2001 versus the reported period of 2000 was primarily due to comparing ten months in 2001 with twelve months in 2000.  The increase in 2001 versus the comparable period of 2000 was the result of headcount increases, primarily to support application server integration and synchronization efforts.  As a percentage of revenue, research and development expense was 23% in 2001 versus 21% and 22% in the reported and comparable periods of 2000, respectively and thus remained relatively consistent as a percentage of revenue in these periods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other employee related costs for our finance, human resources, legal and executive management functions.  In addition, general and administrative expenses include outside legal, audit and public reporting costs, as well as legal, accounting and sales tax accruals.

General and administrative expenses increased 18% to $3.1 million in 2002 from $2.7 million in the ten month 2001 period, with the increase being more a function of comparing twelve months of expenses in 2002 with ten months in 2001. Operating expenses tend to accrue more evenly throughout the year (versus revenue, which is less linear).  Thus, annualizing the reported general and administrative expense in 2001 by multiplying it by 12/10 to provide an estimated twelve month comparison with 2002 would transform this 18% increase in 2002 to a decrease of approximately 2%. Headcount reductions in 2002 (average general and administrative headcount during 2002 was 16 versus 18 during 2001) were somewhat offset by increased legal fees. As a percentage of revenue, general and administrative expense was 16% in 2002 versus 11% in the ten month 2001 period. Most general and administrative expense is relatively fixed in nature, for example salaries, rent and audit and legal fees and therefore represents a larger percentage of revenue when total revenues are decreased.

General and administrative expenses decreased 19% in the ten month 2001 period from $3.3 million in the reported period in 2000 and decreased 12% from the comparable period in 2000 as a result of reduced headcount and lower legal and accounting costs. As a percentage of revenue, research and development expense was 11% in 2001 versus 12% and 14% in the reported and comparable periods of 2000 respectively.

Amortization and Write-down of Goodwill

Our acquisition of Versant Europe in March 1997 resulted in our recording goodwill of $3.3 million. This goodwill was being amortized on a straight-line basis over seven years, but we changed this estimate to a five-year period in 1998. We amortized approximately $187,000 of this amount in 2002, $156,000 of this amount in 2001 and $187,000 of this amount in 2000.  SFAS No. 142, which we adopted on November 1, 2002, requires that existing goodwill is no longer subject to amortization.  As of October 31, 2002, we have goodwill for Versant Europe of approximately $219,000 which will no longer be amortized.  Instead this goodwill amount will now be subject to periodic evaluations for impairment and will be reduced to the extent of that impairment.  See notes 3 and 4 to our consolidated financial statements included in Item 8 of this report.

Our acquisition of Soft Mountain in September 1998 resulted in our recording goodwill of $1.2 million, which was being amortized over a five-year period.  In October 31, 2001, we wrote off the remaining $555,000 net book value of the goodwill related to Soft Mountain because the carrying value of the asset was impaired as a result of the abandonment of the product and the closure of our office in France.

As of October 31, 2002, we have additional goodwill of $21,000, which will no longer be amortized.

Restructuring Costs

On October 31, 2001, we implemented a restructuring plan aimed at optimizing our performance in Europe.  The primary goal was to reduce operating expenses, while maintaining current revenue streams in Europe. As a result, we changed our distribution model in France from a wholly owned subsidiary to an independent distributor structure.  As a result of this restructuring we incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, termination of a building lease and accounting and legal costs associated with the closure of the office and the write-off of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.  All remaining obligations are expected to be paid by April 30, 2003.

The following table summarizes the Company’s restructuring activity at October 31, 2002:

Restructuring Costs	Balance at Oct 31, 2001	FY 2002 Usage	Balance at October 31, 2002
Employee severance and related costs	$290,000	$(290,000)	$—
Lease termination and building costs	160,000	(160,000)	—
Professional fees	110,000	(101,454)	8,546
Write-off of fixed assets	62,000	(62,000)	—
Write-off of other current assets and liabilities	46,000	(46,000)	—
Total restructuring	$668,000	$(659,454)	$8,546

Other Expense, Net

Other income (expense), net represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents and the foreign currency gain or loss as a result of entering into transactions denominated in currencies other than our local currency.  We reported net other income of $287,000 in 2002, net other expense of $53,000 in the ten month 2001 period, net other expense of $222,000 in the reported period of 2000 and net other expense of $167,000 in the comparable period of 2000.  In 2002, we received a $200,000 refund of an insurance deductible paid in prior periods and experienced lower interest payments on capital leases and bank loans.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We incurred net operating losses in 2002, 2001 and 1999. We also incurred foreign withholding taxes of  $68,000, $93,000 and $74,000 in 2002, 2001, and 2000, respectively, which are included within the income tax provision.

At October 31, 2002, we had federal and state net operating loss carryforwards of  $43.5 million and $10.2 million, respectively, and tax credit carryforwards of  $3.0 million expiring on various dates through 2022.  Due to our history of operating losses and other factors, we believe that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $19.7 million has been recorded against our net deferred tax assets of approximately $19.7 million. Approximately $1.5 million of the valuation allowance for deferred tax assets is attributed to employee stock deductions the benefit from which will be allocated to additional paid in capital when and if subsequently realized. We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

Due to the “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Liquidity and Capital Resources

	Year Ended October 31, 2002	% Change	Ten Months Ended October 31, 2001	% Change	Year Ended December 31, 2000
Net cash provided by (used in) operating activities	509,000	57%	325,000	(2808)%	(12,000)
Net cash used in investing activities	22,000	(113)%	(171,000)	(69)%	(555,000)
Net cash provided by (used in) financing activities	(281,000)	(17)%	(338,000)	(130)%	1,097,000
Period-end cash, cash equivalents and short-term investments	4,427,000	8%	4,101,000	(4)%	4,280,000
Period-end working capital	2,326,000	(37)%	3,664,000	(53)%	7,863,000

In fiscal 2002, operating activities provided net cash of $509,000.  Net loss of $3.4 million was offset by a reduction of accounts receivable of $2.2 million and depreciation and amortization costs of $1.3 million and other Items.   In the ten months ended October 31, 2001, operating activities provided net cash of $325,000.  Our net loss for the ten month 2001 period, which was generated primarily in the first quarter of 2001, was offset by a reduction of accounts receivable of $4.8 million and non-cash expense related to depreciation and amortization of $1.5 million. In fiscal 2000, net cash of $12,000 was used in operating activities with net income as increased by depreciation and amortization being offset primarily by a $4.7 million increase in accounts receivable due primarily to the granting of extended payment terms for certain qualified customers.

In fiscal 2002, investing activities provided $22,000 net cash, which was the result of the proceeds from the sale of obsolete equipment that was offset in part by the purchase of equipment.  In the ten month 2001 period and in 2000, net cash used in investing activities was $171,000 and $555,000, respectively, for the purchase of equipment needed to support our growth.

In fiscal 2002, we used $281,000 net cash in financing activities.  Repayment of borrowings of $550,000 under our bank line and principal payments of $56,000 under capital lease obligations were only partially offset by the proceeds of $325,000 from the sale of common stock in connection with our employee stock purchase plan.  In the ten month 2001 period, net cash used in financing activities was $338,000 due to net payments under our line of credit of $770,000 offset by $476,000 in proceeds from the exercise of employee stock options and the sale of common stock to our employees under employee benefit plans.  In fiscal 2000, financing activities provided a net increase in cash of $1.1 million, primarily from the sale of common stock to our employees under employee benefit plans and secondarily due to proceeds from the exercise of warrants to purchase common stock, offset by the paydown of our short-term bank borrowings, plus the normal principal payments made under capital lease obligations.

At October 31, 2002, we had $4.4 million in cash and cash equivalents, a slight increase from $4.1 million in cash and cash equivalents as of October 31, 2001.  As of October 31, 2002 our working capital of approximately $2.3 million represented  a decrease from the $3.7 million of working capital we had as of October 31, 2001.  We maintain a revolving credit line with a bank that expires in April 2003.  The maximum amount that can be borrowed under the revolving credit line is the lesser of $5.0 million or 80% of eligible accounts receivabe.  As of October 31, 2002, there were no borrowings outstanding under this line. As of October 31, 2001, $500,000 of borrowings were outstanding; and this balance was repaid in November 2001.  Borrowings are secured by a lien on substantially all of our assets.  Borrowings outstanding bear interest at prime rate plus 4.00% (8.75% at October 31, 2002). The amount available under this line fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. The loan agreement contains no financial covenants, and prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.

At October 31, 2002, our commitments for capital expenditures were not material. Future minimum lease payments under non-cancelable operating leases are $1,397,000 for the year ending October 31, 2003, and $4,739,000 in total thereafter.

Although we expect to be able to effectively manage our cash resources, there can be no assurance that our cash resources will be adequate as our operating results are very difficult to predict and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals. Additionally, nearly all of our revenue to date has been derived from two products, consequently, if our ability to generate revenue from either of these products was negatively impacted, our cash flow would be materially adversly affected. Further, with our acquisition of Mokume Software in November 2002, we have begun to develop a new "real-time" business strategy. These efforts may increase our operating costs and if we fail to timely generate revenue from our real-time business, our cash flow could be adversely affected.  *Accordingly, additional debt or equity financing may be required or desirable.  However, additional debt or equity financing may not be available to us on commercially reasonable terms, or at all and the prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.  Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities.  *Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

*We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2003.  *We base this assertion on the following factors:

•                  First, our forecasted operating expense for Q1 2003 is in the range of 4.2 to 4.4 million dollars. This includes the small incremental “cash expense” that the Mokume acquisition brings. Although slightly higher than Q4 of 2002, this forecasted expense level is still at near time lows for Versant. We have proven our commitment to expense management but not, we feel, at the price of disabling our ability to execute on our strategy. The Mokume acquisition underlines this point; as well as bringing new resources into the company to support our real time business initiative we have also refocused existing resources to this end.

•                  Our Days Sales Outstanding (DSO) at the end of 2002 was 78 days and was second only to Q1 of 2002 in being our best performance as a public company. We remain committed to the objective of keeping this metric within this range.

•                  We have a line of credit that’s readily available to iron out short-term fluctuations which has remained largely unutilized up to now; however that credit line limits our borrowing to the lesser of $5.0 million or 80% of eligible accounts receivable and expires in April of 2003, unless renewed.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company is currently evaluating the impact of adoption of SFAS 148 on its financial position and results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of adoption of EITF 00-21 on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The Company is currently evaluating the impact of adoption of Interpretation 45 on its financial position and results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets will continue to be valued and amortized over their estimated lives, and in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001,  existing goodwill will no longer be subject to amortization. Due to our recent change in fiscal year-end from December 31 to October 31, we adopted SFAS No. 142 on November 1, 2002, from which date, we will no longer amortize goodwill.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections.  SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged.  We do not expect the provisions of SFAS No. 145 to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  We do not believe the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

Quarterly Information (unaudited):

Summarized quarterly supplemental consolidated financial information for 2002 and 2001 is as follows:

	Fiscal 2002 Quarters Ended				Calendar 2001 Quarters Ended			One Month Ended
	Jan 31,	Apr 30,	Jul 30,	Oct 31,	Mar 31,	June 30,	Sept 30,	Oct 31,
	(in thousands, except per share data)

Revenue	$6,104	$4,701	$4,449	$4,702	$5,214	$8,213	$8,619	$1,008

Gross profit	4,085	2,726	3,114	3,501	2,044	4,054	5,050	88

Operating income (loss)	(618)	(1,386)	(1,280)	(325)	(3,411)	(682)	7	(2,926)

Net income (loss)	(578)	(1,082)	(1,323)	(407)	(3,585)	(706)	40	(2,907)

Basic net income (loss) per share	(0.05)	(0.09)	(0.11)	(0.03)	(0.30)	(0.06)	0.00	(0.24)

Diluted net income (loss) per share	(0.05)	(0.09)	(0.11)	(0.03)	(0.30)	(0.06)	0.00	(0.24)

Risk Factors

This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At October 31, 2002, we had $4.4 million in cash and cash equivalents and working capital of approximately $2.3 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our new real-time business initiative may increase our operating expenses, and if revenues from the real-time business don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.   If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  In addition, when our bank line expires in April 2003, there can be no assurance that it will be renewed.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to reduce our operating expenses, which would restrict our ability to pursue our business objectives.

We are dependent on a limited number of products.   Nearly all of our revenue to date is derived from two products, VDS and Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flow and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.   Although we plan to eventually diversify our product line through our real-time business initiative, we have not yet successfully developed or released any significant real time product offerings and there can be no assurance that we will do so.  Further, even if we succeed in timely developing and releasing new real-time products, there can be no assurance that such products will be well-received by the market or that they will generate any substantial revenue.  Accordingly, any significant reduction in revenue levels from VDS or Versant enJin can be expected to have a strong negative impact on our business and results of operation.

Our revenue levels are not predictable.  Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  These quarterly fluctuations result from a number of factors, including:

•                  delays by our customers in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter;

•                  general macroeconomic factors as they impact IT capital purchasing decisions;

•                  the lengthy sales cycle associated with our products;

•                  customer and market perceptions of the value and currency of object-oriented software technology;

•                  uncertainty regarding the timing and scope of customer deployment schedules of applications based on VDS and Versant enJin;

•                  fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, financial services, e-business and defense markets;

•                  the impact of new product introductions, both by us and by our competitors;

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

We may not be able to manage costs effectively given the unpredictability of our revenue.  *We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to our new real-time business. If planned revenue growth, including revenue from real-time products, does not materialize, our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer represented 14% of total revenue in 2002 and two customers represented 15% and 13% of our total revenue for the ten months ended October 31, 2001.  The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer making declining purchases with a different major customer could have a material adverse effect on our business.

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenue on the telecommunications and financial services industries, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and more recently on the financial services market, and we are becoming increasingly dependent upon the defense industry for sales of VDS and Versant enJin.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends which could jeopardize our ability to continue to derive revenue from that.  In addition, the types of applications and commercial products for the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases and real-time e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can adequately hire and retain personnel for this practice.

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  This requires that we operate internationally and maintain a significant presence in international markets.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last fiscal year we have transitioned some of our internationals sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sale and operating expenses, it also makes our business more dependent on the skills and efforts of third parties.

Our international operations are subject to a number of other risks.  These risks include:

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

•                  foreign exchange rate fluctuations;

•                  the burdens of complying with a variety of foreign laws;

•                  the impact of business cycles, economic and political instability and potential hostilities outside the United States; and

•                  limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

In addition, in light of increasing global security concerns in the wake of the events of September 11, 2001, there may be additional risks of disruption to our international sales activities.  Any prolonged disruption in markets in which we derive significant revenue may potentially have an adverse impact on our revenues and results of operations.

Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, although sales to our e-business customers are often concluded in shorter time intervals and sales to the defense industry can take considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  While we believe that the sales cycle for real-time products is shorter than for VDS, it may be that our initial sales of real-time products may have even longer sales cycles as we strive to build credibility with new customers in different industries.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

We are focusing our growth efforts on our new real-time computing business, which presents certain new risks.  With our acquisition of Mokume Software in November 2002 we have begun to develop a new “real-time” business strategy that we believe will enable us to expand our business by addressing new customers  in different industries with new solutions.  We also hope to ultimately develop additional real-time applications for our technology as part of this new business.  However the real-time market is relatively new and our efforts to develop a real-time business will require us to sell and market our products to manufacturing companies and companies in other new industries with which we have not had prior sales or marketing experience.   We believe that success in developing and selling real-time business products will require us to devote appropriate efforts to developing strong sales, marketing and development skills required to address new target markets. These efforts may increase our operating costs and if we fail to timely generate revenue from our real-time business our working capital and operating results could be adversely affected.  There can be no assurance that our efforts to pursue the real-time computing business will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead Plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance. On December 4, 2001, the court dismissed the Third Amended Complaint with prejudice due to Plaintiff’s failure to state a claim of their securities fraud action. On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. We filed our answering brief on July 12, 2002, and the appellant filed their reply brief on August 9, 2002. Oral arguments were heard on January 14, 2003 and on January 23, 2003 the Court of Appeals affirmed the District Court’s dismissal.

Risks Related to Our Industry

We face competition for both our VDS and Versant enJin products.  For our VDS products, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (which was acquired by Progress Software Corporation in 2002), Objectivity, Inc. and Poet Software Corporation.  Traditional relational database management competitors include Oracle, Computer Associates, Sybase, IBM and Microsoft.

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

We depend on successful technology development.  We believe that significant research and development expenditures will be necessary for us to remain competitive.  While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions.  Uncertainties affecting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems. In particular we expect that we will need to devote substantial effort to the development of new products in our real-time solutions division.

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

We must protect our intellectual property.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, obtain or use information that we regard as proprietary or use or make copies of our products in violation of license agreements.  Policing unauthorized use of our products is difficult and potentially expensive.  In addition, the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States.  Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and copyright and trade secret protection for software may be unavailable in certain foreign countries.  Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology.

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

We depend on our personnel, for whom competition is intense.  Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business.  Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Our current financial position may make it more difficult to attract and retain highly talented individuals due to constraints on our ability to offer compensation at levels that may be offered by larger competitors.

Risks Related to our Stock

The listing of our common stock was recently transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market.  We do not currently meet the listing requirements necessary for our common stock to be listed on the Nasdaq National Market System, or NMS.  This is due to several reasons, including but not limited to the fact that (i) for more than 30 consecutive trading days the bid price of our common stock was less than $1.00 per share, and (ii) our net tangible assets and stockholders’ equity are below the NMS’ minimum required amounts.  Consequently, effective on October 1, 2002, we transferred the listing of our common stock from the NMS to the Nasdaq SmallCap Market.  The listing of our common stock on the Nasdaq SmallCap Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to re-list our common stock on the NMS.

In order for our common stock to continue to be listed on the Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on the Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that we either (i) have stockholders’ equity of $2,500,000, or (ii) have $500,000 in net income or (iii) that the market value of our publicly held shares be $35 million or more.  For several reasons including the fact that the bid price of our common stock has been below $1.00 per share for a significant time period, there is a significant risk that our common stock will cease to qualify for listing on the Nasdaq SmallCap Market.  If our common stock is delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

Our stock price is volatile.  Our revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis.  We have previously experienced revenue and earnings results that were significantly below levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock.  This may occur again in the future.  Additionally, as a significant portion of our revenue often occurs late in the quarter, we may not learn of revenue shortfalls until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock.

Ownership of our stock is concentrated.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex’s filings with the SEC, which indicate that Vertex holds the equivalent of 4,027,034 shares (assuming conversion of all their preferred shares and exercise of all their warrants), and assuming that Versant has 18,264,235 shares outstanding (which amount consists of all outstanding shares of our common stock as of January 21, 2003, plus shares resulting from the conversion of all preferred shares and the exercise of all warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 22% of our common stock.

The holders of our preferred stock have a substantial liquidation preference over the holders of our common stock.  The outstanding shares of our preferred stock held by Vertex and other preferred stockholders currently are entitled to a liquidation preference of approximately $14 million.  This means that, in the event of an acquisition of Versant, our preferred shareholders would be entitled to receive approximately the first $14 million of acquisition proceeds before holders of common stock would be entitled to receive any proceeds of the acquisition transaction.

We may desire to raise additional funds through debt or equity financings, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to rights of new investors.   We may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the company.  Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of Versant’s common stock.  Also, new investors may require that we enter into voting arrangements that give them additional voting control or representation on our board of directors.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk

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

Interest rate risk.  Our cash equivalents primarily consist of money market accounts, accordingly, our interest rate risk is de minimus.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Versant Corporation:

We have audited the accompanying consolidated balance sheet of Versant Corporation and subsidiaries as of October 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule listed in Item 15(a)2.  These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audit.  The accompanying consolidated balance sheet of Versant Corporation and subsidiaries as of October 31, 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the ten-month period ended October 31, 2001 and for the year ended December 31, 2000 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule in their report dated December 12, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and subsidiaries as of October 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
November 26, 2002

Note:  This is a copy of a report previously issued by Arthur Andersen LLP, our former independent accountants.  This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Versant Corporation:

We have audited the accompanying consolidated balance sheet of Versant Corporation (a California corporation) and its subsidiaries (the Company) as of October 31, 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from January 1, 2001 to October 31, 2001 and for the year ended December 31, 2000.  These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and its subsidiaries as of October 31, 2001  and the results of their operations and their cash flows for the period from January 1, 2001 to October 31, 2001 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

December 12, 2001

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2002	October 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$4,427	$4,101
Accounts receivable, net of allowance for doubtful accounts of $687 and $482 at October 31, 2002 and October 31, 2001, respectively	3,997	6,478
Inventory	882	—
Other current assets	464	1,256
Total current assets	9,770	11,835

Property and equipment, net	1,890	3,093
Other assets	21	—
Goodwill, net of accumulated amortization of $3,184 and $3,796 at October 31, 2002 and October 31, 2001, respectively	240	442

	$11,921	$15,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$4	$57
Short-term debt	—	550
Accounts payable	1,292	1,239
Accrued liabilities	3,064	2,574
Current portion of deferred revenue	3,054	3,748
Current portion of deferred rent	30	3
Total current liabilities	7,444	8,171

Long-term liabilities, net of current portion:
Long-term portion of capital lease obligations	—	3
Long-term portion of deferred revenue	529	234
Long-term portion of deferred rent	372	397
Total long-term liabilities	901	634
Commitments and contingencies (Notes 4 and10)

Shareholders’ equity:
Convertible preferred stock, no par value Authorized - 3,000 shares Issued and outstanding — 1,314 in 2002 and 2001 Liquidation preference of $13,991	4,912	4,912
Common stock, no par value Authorized - 30,000 shares Issued and outstanding — 12,376 and 12,131 at October 31, 2002 and October 31, 2001, respectively	52,790	52,465
Accumulated deficit	(54,319)	(50,929)
Accumulated other comprehensive income	193	117
Total shareholders’ equity	3,576	6,565
	$11,921	$15,370

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000

Revenue:
License	$10,106	$7,362	$18,859
Services	9,850	16,547	9,586
Total revenue	19,956	23,909	28,445

Cost of revenue:
License	1,198	936	817
Services	5,332	11,737	5,499
Total cost of revenue	6,530	12,673	6,316

Gross profit	13,426	11,236	22,129

Operating expenses:
Marketing and sales	7,854	8,504	10,304
Research and development	5,835	5,464	5,866
General and administrative	3,144	2,661	3,305
Amortization of goodwill	202	396	502
Write down of goodwill	—	555	—
Restructuring costs	—	668	—
Total operating expenses	17,035	18,248	19,977

Income (loss) from operations	(3,609)	(7,012)	2,152

Other income (expense):
Foreign currency transaction gain (loss)	(49)	(118)	(239)
Interest expense	(2)	(22)	(127)
Interest and other income, net	338	87	144
Total other expense	287	(53)	(222)

Income (loss) before taxes	(3,322)	(7,065)	1,930
Provision for income taxes	68	93	74
Net income (loss)	$(3,390)	$(7,158)	$1,856

Net income (loss) per share:
Basic	$(0.28)	$(0.59)	$0.16
Diluted	$(0.28)	$(0.59)	$0.12

Weighted average shares used in per share calculations
Basic	12,267	12,041	11,369
Diluted	12,267	12,041	15,333

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible Preferred		Common
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Total Comprehensive Income (loss)

Balance at December 31, 1999	1,489,799	$5,662	10,560,933	$48,528	$(45,627)	$25	$8,588

ESPP and exercises of stock options	—	—	812,207	2,352	—		2,352
Exercises of warrants	—	—	158,450	338	—		338
Conversion of preferred stock to common stock	(176,056)	(750)	352,112	750	—		—
Net income	—	—	—	—	1,856		1,856	$1,856
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	87	87	87
Total comprehensive income								1,943
Balance at December 31, 2000	1,313,743	4,912	11,883,702	51,968	(43,771)	112	13,221

ESPP and exercises of stock options	—	—	247,651	476	—		476
Non-cash compensation cost associated with the issuance of common shares for consulting services	—	—	—	22	—		22
Repurchase of common shares	—	—	(550)	(1)	—		(1)
Net loss	—	—	—	—	(7,158)		(7,158)	(7,158)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—		5	5	5
Total comprehensive loss								(7,153)
Balance at October 31, 2001	1,313,743	4,912	12,130,803	52,465	$(50,929)	117	6,565

ESPP and exercises of stock options	—	—	245,512	325	—		325
Net loss	—	—	—	—	(3,390)		(3,390)	(3,390)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—		76	76	76
Total comprehensive loss								$(3,314)
Balance at October 31, 2002	1,313,743	$4,912	12,376,315	$52,790	$(54,319)	$193	$3,576

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,390)	$(7,158)	$1,856
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash portion of restructuring costs	—	108	—
Depreciation and amortization	1,333	1,561	2,364
Write-down of goodwill	—	555	—
Non-cash compensation expense	—	22	—
Write off fixed assets	50	—	—
Provision for doubtful accounts receivable	296	302	421
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	2,185	4,780	(4,705)
Other current assets	(90)	(207)	(338)
Other assets	(21)	21	169
Accounts payable	53	551	(30)
Accrued liabilities	490	(676)	(152)
Deferred revenue	2	437	340
Deferred rent	(399)	29	63
Net cash provided by (used in) operating activities	509	325	(12)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(171)	(555)
Proceeds from sale of property and equipment	25	—	—
Net cash provided by (used in) investing activities	22	(171)	(555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	325	476	2,352
Repurchase of common shares	—	(1)	—
Proceeds from exercise of warrants	—	—	338
Net borrowings (payments) under short-term note and bank loan	(550)	(770)	(1,316)
Principal payments under capital lease obligations	(56)	(43)	(277)
Net cash provided by (used in) financing activities	(281)	(338)	1,097

EFFECTS OF EXCHANGE RATE CHANGES	76	5	87

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	326	(179)	617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,101	4,280	3,663
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,427	$4,101	$4,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1	$22	$137
Foreign withholding and state income taxes	62	74	47

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for acquisition of equipment	$—	$12	$—
Issuance of common shares for consulting services	—	22	—
Conversion of Series A Preferred Stock to shares of common stock	—	—	750

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2002

1.        Organization, Operations and Liquidity

Versant Corporation was incorporated in California in August 1988.  References to the “Company” in these Notes to Consolidated Financial Statements refer to Versant Corporation and its subsidiaries.  The Company operates in a single industry segment and is involved in the design, development, marketing and support of high performance object database management software systems.

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

As of October 31, 2002, the Company had not achieved business volume sufficient to restore profitability and positive cash flow consistently, on an annual basis.  The Company operated at a net loss of $3.4 million in 2002, net loss of $7.2 million in the ten months ended October 31, 2001 and net income of $1.9 million in 2000.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts will be successful, if required.

On September 10, 2001, the Company filed Form 8-K reporting a decision by the Board of Directors to change the Company’s fiscal year-end from December 31 to October 31. This change was made to better align the Company’s customers’ procurement cycle and the Company’s financial reporting cycles. As a result of this change, the Company has a ten-month transition period for the ten months ended October 2001.  The Company’s new fiscal year 2002 commenced on November 1, 2001.

2.        Restructuring Costs

On October 31, 2001, the Company implemented a restructuring plan aimed at optimizing performance in Europe.  The primary goal was to reduce operating expenses, while maintaining current revenue streams in Europe. As a result, the Company changed its distribution in France from a wholly owned subsidiary to an independent distributor.  The Company incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, termination of the building lease and accounting and legal costs associated with the closure of the office and the write-off of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.  Remaining obligations are expected to be paid by April 30, 2003.

The following table summarizes the Company’s restructuring activity at October 31, 2002:

Restructuring Costs	Balance at Oct 31, 2001	FY 2002 Usage	Balance at October 31, 2002
Employee severance and related costs	$290,000	$(290,000)	$—
Lease termination and building costs	160,000	(160,000)	—
Professional fees	110,000	(101,454)	8,546
Write-off of fixed assets	62,000	(62,000)	—
Write-off of other current assets and liabilities	46,000	(46,000)	—
Total restructuring	$668,000	$(659,454)	$8,546

3.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries located in the United Kingdom, France, Germany, and India.  All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to the 2002 presentation in accordance with EITF 01-14 (see Note 4).

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

Fair Value of Financial Instruments

At October 31, 2002 and October 31, 2001, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximated fair values since they were short-term in nature. Debt approximated fair value as it was short-term in nature or had stated interest rates based on current market rates.

Cash and Cash Equivalents

The Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents.   Cash and cash equivalents consist of checking and money market accounts.

Inventory

Inventory is carried at the lower of average cost or market and consists of third-party software held for resale.

Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

	October 31, 2002	October 31, 2001
Computer equipment	$3,831	$6,436
Furniture and fixtures	1,885	1,941
Software	664	735
Leasehold improvements	1,178	1,184
	7,558	10,296
Less—accumulated depreciation and amortization	(5,668)	(7,203)
	$1,890	$3,093

The Company had capital lease agreements for equipment with an original cost of  $11,500 at October 31, 2002 and $283,501 at October 31, 2001.  Accumulated depreciation of leased equipment was $9,104 as of October 31, 2002 and $225,488 at October 31, 2001.

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from two to seven years. Leased assets and leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the lease.

Goodwill

The Company has allocated goodwill at the enterprise level and periodically evaluates whether events and circumstances have occurred that indicate the remaining goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows of the asset to determine if the impairment has occurred.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows to be derived from the asset are less than its carrying value.  If the Company determines goodwill has been impaired, the impairment is recorded based on the excess of the carrying value of the goodwill over its fair value.

Software Development Costs

Under Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established.  Once established, these costs would be capitalized.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technologies.  Amounts that could have been capitalized under SFAS No. 86 were insignificant and, therefore, no costs have been capitalized to date.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 31, 2002	October 31, 2001
Payroll and related	$786	$1,090
Customer deposits	1,255	—
Taxes payable	293	471
Other	730	1,013
Total	$3,064	$2,574

Deferred Revenue

Deferred revenue represents amounts received from customers under license and maintenance agreements that the Company is not yet entitled to recognize as revenue because the earnings process has not been completed.

Deferred revenue consisted of the following (in thousands):

	October 31, 2002	October 31, 2001
Maintenance	$2,914	$2,860
Training and consulting	36	102
License	633	1,020
Total	$3,583	$3,982

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the local currency.  Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date.  Revenues and expenses are translated at the average exchange rate prevailing during the period.  Gains and losses resulting from the translation of the financial statements are included in accumulated other comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity.  Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions, and risks to date have not been significant. Foreign currency transaction gains and losses are reported in results of operations in the period in which they occur.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.   Revenue consists mainly of revenue earned under software license agreements, maintenance agreements and for consulting and training activities.

The Company licenses its products to end-users, value-added resellers and distributors through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.   Before that customer may deploy an application that it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the Company's database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller, assuming collection is probable.

Revenue from the Company's resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when the Company acts as a principal in these transactions and assumes the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. When the Company does not assume the risks and rewards of ownership, revenue from the resale of third-party products or services is recorded at contract value net of the cost of sales.

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are generally only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of senior management.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element under the license arrangement, the Company defers revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. The Company defers revenue from license arrangements that require significant modification of the software and/or non-recurring engineering agreements requiring future obligations not yet performed and record it as revenue using contract accounting.

The Company defers revenue from maintenance and support arrangements and recognize it ratably over the term of the arrangement, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements.  Accumulated and other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the cumulative foreign currency translation adjustments. The tax effects of the components of the comprehensive income (loss) are insignificant.

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

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE YEAR ENDED DECEMBER 31, 2000:
Basic net income per share	$1,856	11,369	$0.16

Common shares issuable upon exercise of stock options (treasury stock method)	—	306	—
Common shares issuable upon exercise of warrants (treasury stock method)	—	941	—
Common shares issuable upon exercise of preferred stock (treasury stock method)	—	2,717	—
Diluted net income per share	$1,856	15,333	$0.12

FOR THE TEN MONTHS ENDED OCTOBER 31, 2001:
Basic and diluted net loss per share	$(7,158)	12,041	$(0.59)
FOR THE YEAR ENDED OCTOBER 31, 2002:
Basic and diluted net loss per share	$(3,390)	12,267	$(0.28)

                The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000
Shares issuable under stock options	3,947	3,243	2,218
Shares issuable pursuant to warrants to purchase common stock	1,333	1,458	—
Shares issuable upon conversion of preferred stock	2,627	2,627	—
	7,907	7,328	2,218

                The weighted average exercise price of stock options outstanding was $3.35, $3.89 and $5.11 as of October 31, 2002, October 31, 2001 and December 31, 2000, respectively. The weighted average exercise price of warrants was $2.13 as of October 31, 2002, October 31, 2001 and December 31, 2000.

Segment and Geographic Information

The Company is organized geographically and by line of business.  The Company has three major line of business reporting segments: license, support and consulting/training for which the chief operating decision maker (the Company's CEO) evaluates on a regular basis.  However, the Company also evaluates certain line of business segments by vertical industries as well as by product categories.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The license line of business includes two principal product offerings: a sixth generation object oriented database management system, Versant Developer Suite or VDS (formerly ODBMS), and a transaction accelerator for application servers, Versant enJin. Versant enJin accelerates Internet transactions for the application server environment. The support line of business provides customers with a wide range of support services that include on-site, telephone or internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing VDS or Versant enJin, as well as training classes on the use and operation of the Company’s products.

The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies. The Company does not track assets by reporting segments.  Consequently, it is not practicable to show assets by reporting segment.

The table below presents a summary of reporting segments (in thousands):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000
Revenues from unaffiliated customers:
License	$10,106	$7,362	$18,859
Support	5,300	5,135	5,437
Consulting and training	4,550	11,412	4,149
Total revenue	19,956	23,909	28,445

Gross profit:
License	8,908	6,426	18,042
Support	4,009	3,944	3,877
Consulting and training	509	866	210
Total gross profit	13,426	11,236	22,129

Other operating expenses	17,035	18,226	19,977
Non-cash compensation expense	—	22	—
Other income (expense)	287	(53)	(222)
Income (loss) before taxes	$(3,322)	$(7,065)	$1,930

The table below presents the Company’s revenue by geographic region (in thousands):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000
Total revenue attributable to:
United States	$13,510	$17,438	$17,393
Germany	2,404	2,286	2,432
France	338	885	3,198
United Kingdom	2,618	2,470	4,280
Australia	138	292	487
Japan	713	538	635
Other	235	—	20
Total	$19,956	$23,909	$28,445

The Company's long-lived assets residing in countries other than the United States are insignificant  and thus have not been disclosed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company performs periodic credit evaluation of its customers’ financial condition. The Company generally does not require collateral on accounts receivable because the majority of the Company’s customers are large, well established companies.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

In the year ended October 31, 2002 one customer, IBM, represented 14% of total revenues.  In the ten months ended October 31, 2001, two customers accounted for approximately 28% and 11% of total revenue, respectively.  No customer represented more than 10% of total revenue in 2000.  One customer represented 15% of accounts receivable at October 31, 2002, two customers represented 32% and 15% of accounts receivable at October 31, 2001 and one customer represented 11% of accounts receivable at December 31, 2000.

4.        Recently Issued Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company is currently evaluating the impact of adoption of SFAS 148 on its financial position and results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of adoption of EITF 00-21 on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The Company is currently evaluating the impact of adoption of Interpretation 45 on its financial position and results of operations.

In July 2001, the FSAB issued SFAS No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets continue to be valued and amortized over their estimated lives, and in-process research and development continues to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001, existing goodwill is no longer subject to amortization. Due to the Company’s 2001 change in fiscal year-end from December 31 to October 31, the Company adopted SFAS No. 142 effective November 1, 2002. As of October 31, 2002, the Company had goodwill of $240,440, which will no longer be amortized.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections.  SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on the Company’s financial position or results of operations.

In January 2002, the EITF reached final consensus on EITF No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.  EITF 01-14 requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement.  Previously, the Company had netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations.  EIFT 01-14 applies to financial reporting periods beginning after December 15, 2001, and the comparative financial statements for prior periods must be reclassified to comply with EITF 01-14. The Company adopted EITF 01-14 beginning in the second quarter of 2002.  The adoption of EITF 01-14 resulted in an increase in services revenue and cost of services revenue and a decrease in the gross margin percentage.   The effect of this adoption is an increase in revenues and cost of revenues of approximately $855,000 for the year ended October 31, 2002, $187,000 for the ten months ended October 31, 2001 and $276,000 for the year ended December 31, 2000.

5.        Lease Obligations

In November 1996, the Company entered into an agreement to lease its corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007.  The terms of the lease provide for certain increases in rental payments during the lease term.  Rental expense, including contractual payment increases, under this agreement is recognized on a straight-line basis.  The Company also leases field office space in Europe and India, generally under multi-year operating lease agreements.  Consolidated rent expense for the year ended October 31, 2002, the ten month period ended October 31, 2001, and the year ended December 31, 2000 was approximately $1,545,000, $1,405,000 and $1,691,000, respectively.

The Company’s future annual minimum lease payments at October 31, 2002 under non-cancelable operating leases were as follows (in thousands):

Year Ending October 31,	Amount
2003	1,397
2004	1,307
2005	1,307
2006	1,256
2007	869
$6,136

The Company’s future minimum lease payments required under capital leases at October 31, 2002 were $4,000, all of which are classified as current liabilities.

6.        Term Loan and Line of Credit

The Company has a revolving credit line with a wholly owned subsidiary of its existing bank that expires on April 18, 2003.  The maximum amount that can be borrowed under this line is $5.0 million.  As of October 31, 2002, there were no borrowings  under this line. Borrowings are limited to the amount of eligible accounts receivable and are secured by a lien on substantially all of the Company’s assets.  Any borrowings would bear interest at the bank’s prime rate plus 4.00% (8.75% at October 31, 2002). The loan agreement contains no financial covenants, but prohibits the payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

7.        Shareholders’ Equity

Series A Convertible Preferred Stock

Preferred stock consists of Series A Convertible Preferred Stock.  Each share of Series A is convertible, at the election of the holder, into two shares of common stock. The holders of Series A will generally vote with the holders of common stock provided that the Series A is only entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A is convertible.  The holders of Series A are also provided with certain voting protective provisions.  As of October 31, 2002, there were 1,313,743 shares of Series A outstanding.  The liquidation value of the Series A at October 31, 2002, was $14.0 million.

1996 Equity Incentive Plan

In May 1996, the Company’s Board of Directors adopted the 1996 Equity Incentive Plan (the “1996 Equity Plan”), and the Company’s shareholders approved the 1996 Equity Plan in June 1996.    The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Any authorized shares that are not issued or subject to outstanding grants under the 1989 Stock Option Plan became available for grant and issuance in connection with future awards under the 1996 Equity Plan.  As of October 31, 2002, 4,956,372 shares of common stock had been authorized for issuance under the 1996 Equity Plan; this includes any shares previously issuable under the 1989 Option Plan and now issuable under the 1996 Equity Plan.  As of October 31, 2002, 1,349,599 shares remain available for future option grants and 3,606,773 options are outstanding under the 1996 Equity Plan.

1996 Directors Stock Option Plan

In May 1996, the Company’s Board of Directors adopted the 1996 Directors Stock Option Plan (the “Directors Plan”), and the Company’s shareholders approved the Directors Plan in June 1996.  The Directors Plan provides for the grant of nonqualified stock options to non-employee directors of the Company, including automatic grants of options to purchase 10,000 shares of Common stock to non-employee directors that were granted concurrently with the initial public offering, options to new non-employee directors to purchase 20,000 shares of common stock granted on the date on which the new director joins the Board and an additional option to purchase 10,000 shares of common stock to each eligible director on each anniversary date of his initial option grant under the Directors Plan if he has served continuously as a member of the Board since the date he was first granted an option under the Directors Plan.  The exercise price of all options granted under the Directors Plan is the fair market value of the common stock on the date of grant.  All options granted under the Directors Plan vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company.  As of October 31, 2002, the Company had authorized 275,000 shares of Common stock for issuance under the Directors Plan.   As of October 31, 2002, 152,500 shares are outstanding and 122,500 options remain available for future option grants under the 1996 Directors Stock Option Plan.

Shares Reserved for Future Issuance

As of October 31, 2002, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	441,752
Stock options available for grant	1,472,099
Conversion of preferred stock	2,627,486
Stock Options issued to non-employees	187,500
Exercise of warrants outstanding	1,332,796
Exercise of stock options outstanding	3,759,273
9,820,906

Stock-based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans.  Accordingly, no compensation cost has been recognized for its stock plans.  Had compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No. 123, the Company’s net loss and net loss per share would have increased, and net income and net income per share decreased to the pro forma amounts indicated below (in thousands except for per share amounts):

		Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000

Net income (loss)	As Reported	$(3,390)	$(7,158)	$1,856
	Pro forma	$(5,585)	$(9,419)	$(1,623)

Basic net loss per share	As Reported	$(0.28)	$(0.59)	$0.16
	Pro forma	$(0.46)	$(0.78)	$(0.14)

Diluted net loss per share	As Reported	$(0.28)	$(0.59)	$0.12
	Pro forma	$(0.46)	$(0.78)	$(0.11)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000

Risk free interest rate	3.5%	4.3%	6.2%
Dividend yield	0%	0%	0%
Volatility	107%	107%	100%
Expected life	3 years	3 years	3 years

The fair value of employee stock purchase rights granted under the 1996 Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000
Risk free interest rate	2.39%	4.42%	5.55%
Dividend yield	0%	0%	0%
Volatility	107%	107%	100%
Expected life	0.5-2 years	0.5-2 years	0.5-2 years

Stock Options

Option activity under all of the Company’s option plans is as follows:

	Options Outstanding
	Options Available	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 1999	185,308	2,417,480	$3.79
Authorized	1,000,000	—	—
Granted	(1,592,554)	1,592,554	5.93
Exercised	—	(722,408)	2.94
Repurchased	1,807	—	—
Canceled	763,978	(763,978)	5.01
Balance at December 31, 2000	358,539	2,523,648	$5.11
Authorized	1,600,550	—	—
Granted	(1,510,100)	1,510,100	2.45
Exercised	—	(87,945)	1.19
Canceled	702,411	(702,411)	5.11
Balance at October 31, 2001	1,151,400	3,243,492	$3.89
Authorized	850,000	—	—
Granted	(973,800)	973,800	1.52
Exercised	—	(13,420)	1.30
Canceled	444,499	(444,499)	3.34

Balance at October 31, 2002	1,472,099	3,759,273	$3.35

The following table summarizes information concerning outstanding and exercisable options at October 31, 2002.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at October 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2002	Weighted Average Exercise Price

From $0.42 to $0.70	121,000	9.45	$0.62	—	$—
From $1.05 to $1.35	436,148	8.08	1.23	375,105	1.24
From $1.55 to $2.22	894,050	8.95	1.66	133,098	1.90
From $2.38 to $3.38	869,926	7.57	2.62	632,344	2.59
From $3.75 to $4.75	457,383	6.47	4.23	386,585	4.25
From $4.94 to $5.69	455,500	6.60	5.17	373,519	5.19
From $6.00 to $8.19	517,366	5.78	7.30	487,802	7.31
$ 18.00	7,900	4.98	18.00	7,900	18.00
	3,759,273	7.51	3.35	2,396,353	4.02

1996 Employee Stock Purchase Plan

In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”). The Company’s shareholders approved the Purchase Plan in June 1996.  At that time, the Company reserved 650,000 shares of common stock for issuance under the Purchase Plan.  The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company’s common stock on the first business day of each offering period which is 24 month in length, or the last day of each purchase period, which is 6 months in length.  For the year ended October 31, 2002, employees purchased 232,092 shares of common stock at an average price of $1.32 per share.

Non Cash Compensation

The Company recorded $337,000 of non-cash compensation expense in 1999 related to 125,000 options granted to a public relations firm pursuant to a November 1, 1999 agreement.  These options were exercisable in full at a weighted average of  $4.45 per vested share.  The agreement also granted a monthly retainer of $5,000 for services provided.  These options expired in November of 2002.

In January of 2001, the Company renewed the agreement, which includes compensation to the public relations firm for services rendered at a monthly rate of $6,000 and 62,500 non-qualified stock options under its 1996 Equity Incentive Plan. Of the 62,500 options granted 6,500 vested in full at $1.61 per share, and the remaining 56,000 options will vest based upon meeting certain performance criteria.  The non-vested options were exercisable at a weighted average exercise price of  $4.67 per share.  The vested and unvested options expired in November 2002.  The Company recorded $22,000 to non-cash compensation expense in 2001 related to these options.

8.        Income Taxes

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding that realizability exists.

Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended	Ten Months Ended	Year Ended
	October 31,	October 31,	December 31,
	2002	2001	2000
United States	$(4,266)	$(6,039)	$(477)
International	944	(1,026)	2,377
	$(3,322)	$(7,065)	$1,930

The provision for income taxes consisted of the following (in thousands):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign withholding	68	93	74
Total current	68	93	74
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$68	$93	$74

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31, 2000

Federal tax (benefit) at statutory rate	$(1,162)	$(2,473)	$676
State tax (benefit) at statutory rate, net of federal benefit	(115)	(223)	122
Change in valuation allowance	1,000	2,682	(1,178)
Foreign tax differential	268	7	373
Other	77	100	81
Provision for income taxes	$68	$93	$74

Effective tax rate	—	—	4%

The components of the net deferred tax asset were as follows (in thousands):

	October 31, 2002	October 31, 2001	December 31, 2000

Deferred tax asset:
Net operating loss carryforwards	$15,808	$15,247	$12,470
Tax credit carryforwards	3,071	2,959	2,714
Other	832	650	703
	19,711	18,856	15,887
Valuation allowance	(19,711)	(18,856)	(15,887)
Net deferred tax asset	$—	$—	$—

At October 31, 2002, the Company had federal and state net operating loss carryforwards of  $43.5 million and $10.2 million, respectively and tax credit carryforwards of $3.0 million expiring on various dates through 2022.  Due to the Company’s history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards and, therefore, a valuation allowance of approximately $19.7 million has been recorded against the Company’s net deferred tax assets of approximately $19.7 million.  Approximately $1.5 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.  The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

Due to "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

9.        Acquisition of Soft Mountain

On September 15, 1998, the Company acquired 100% of the outstanding equity of Soft Mountain S.A. (“Soft Mountain”), a French company, in return for approximately $136,000 in cash and 245,586 shares of the Company’s common stock, valued at $2.625 per share.  The acquisition of Soft Mountain was accounted for using the purchase method of accounting and resulted in the Company recording goodwill of $1.2 million.     In November 1999, the Company issued an additional 30,000 shares of common stock to the original shareholders of Soft Mountain in connection with the acquisition.  This additional cost was added to the original goodwill amount. The Company wrote off the remaining balance of goodwill in the amount of $555,000 during 2001, due to an impairment in the carrying value of the asset and the closure of the French office.

10.      Vertex Warrants

In connection with the issuance of Series A Convertible Preferred Stock in fiscal 1999, the Company issued warrants to purchase 1,489,799 shares of the Company’s common stock for cash consideration of $73,357. In September 2000, 176,056 shares of Series A were converted to 352,112 common shares and warrants to purchase 158,450 shares of common stock were exercised for a total of $338,000.  The warrants have an exercise price of $2.13 per share, were immediately exercisable and expire upon the earlier of:

(1)          July 11, 2004;

(2)          an acquisition of the Company (whether by merger, consolidation, tender offer or otherwise) in which the  Company’s shareholders prior to the acquisition own less than a majority of the surviving corporation, or the    sale of all or substantially all of the Company’s assets; or

(3)          15 business days after the Company gives notice to the holder that the Company’s stock price has closed above $12.00 for 45 consecutive business days.

At October 31, 2002, warrants to purchase 1,155,293 shares of common stock are still outstanding.

The shares eligible for resale upon execution of the warrants and conversion of the Series A Stock have been registered under the Securities Act of 1933 under two separate registration statements on Form S-3.  Each investor also agreed not to purchase more than 100,000 additional shares in the Company without the Company’s approval so long as such investor holds more than 5% of the Company’s outstanding securities.

11.      Legal Proceedings

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001 that alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance.  On December 4, 2001, the court dismissed the Third Amended Complaint with prejudice due to plaintiff’s failure to state a claim of their securities fraud action.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. The Company filed its answering brief on July 12, 2002, and the appellant filed their reply brief on August 9, 2002. Oral arguments were heard on January 14, 2003 and on January 23, 2003 the Court of Appeals affirmed the District Court’s dismissal.

12.      Subsequent Events

On November 20, 2002 the Company announced that it had acquired privately held Mokume Software, Inc., for 2,424,000 shares of Versant common stock (approximately 19.6% of Versant’s currently outstanding common shares). The majority of the purchase price will be allocated to goodwill and other purchased intangibles. Mokume delivers next generation real-time solutions to global customers in the manufacturing industry.

Pursuant to the merger agreement under which it acquired Mokume, the Company is entitled to repurchase from the former Mokume stockholders fifty percent (50%), or 1,212,000, of the shares of Versant common stock issued to them in the Merger at the price of $0.01 per share if the Company does not recognize at least $1,500,000 of revenue from the real-time computing business (as defined in the acquisition agreement) by May 19, 2004 (or by November 19, 2004 if the Company recognizes at least $900,000 of such revenue by May 19, 2004).  Further details regarding the Company's acquisition of Mokume may be found in the Company's current report on Form 8-K that was filed with the Securities and Exchange Commission on November 27, 2002.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 23, 2002, the Company elected to change its certifying accountant and stated the following in the Form 8-K filed on May 24, 2002 in connection with the change:

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

(iv)                                                      In connection with the audits of our financial statements for the year ended December 31, 2000,

the ten-month transition period ended October 31, 2001 and the subsequent period, preceding the dismissal, we had no disagreements with Arthur Andersen, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreements in connection with its reports.  We have requested Arthur Andersen to furnish a letter addressed to the Commission as to whether it agreed with the above statements, and a copy of that letter, dated May 20, 2002, was filed as Exhibit 16 to our report on Form 8-K.

We engaged KPMG LLP, as our new independent auditors effective May 23, 2002.

Our former independent public accountants, Arthur Andersen LLP, ceased practicing before the Securities and Exchange Commission on or about August 31, 2002.  Consequently, we have been unable to obtain Arthur Andersen LLP's consent to the inclusion in this annual report on Form 10-K of their report for our consolidated balance sheet as of October 31, 2001 or the related consolidated statements of our operations, shareholders' equity and cash flows for the period from January 1, 2001 to October 31, 2001 and for the year ended December 31, 2000 or to the incorporation by reference of their report into our previously filed registration statements under the Securities Act of 1933, and we have omitted that consent with this Annual Report on Form 10-K in reliance upon Rule 437a of the Securities Act of 1933.  Because we have not been able to obtain Arthur Andersen LLP's consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated therein.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Income	Deductions	Balance at End of Period
		(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2000	$414	421	284	$551
Ten months ended October 31, 2001	$551	302	371	$482
Year ended October 31, 2002	$482	296	91	$687

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information regarding our executive officers appears in Item 4A of Part I of this Annual Report on Form 10-K, under the heading “Executive Officers of the Registrant.”

Set forth below is information regarding the members of our Board of Directors.

Name of Director	Age	Principal Occupation	Director Since
William Henry Delevati(1)(2)	54	Consultant	1999
Nick Ordon	55	President and Chief Executive Officer of the Company	1998
Shyam Rangole(1)	63	Consultant	2000
Daniel Roberts(1)(2)	52	Executive Vice President of Business Operations and Chief Information Officer, the PMI Group Inc.	2001
William R. Shellooe	65	Consultant	2000
Bernhard Woebker	53	Consultant	1999

(1)      Member of the Audit Committee.

(2)      Member of the Compensation Committee.

William Henry Delevati has served as a director of Versant since October 1999. Since April 2000, Mr. Delevati has served as a consultant to various companies located in the Silicon Valley area.  From October 1999 to April 2000, Mr. Delevati served as the Senior Vice President, Information Technology and Chief Information Officer of Aspect Technology, an automated call device company.  From November 1995 to April 1999, Mr. Delevati served as Vice President of Worldwide Information Services for Quantum Corporation, a storage device company.  From April 1995 to November 1995, he was Chief Information Officer, Senior Vice President of MIS for Conner Peripherals, a storage device company.  From September 1994 to April 1995, he was Chief Information Officer, Vice President of Worldwide MIS for Borland Corporation, a software tools company.  From September 1993 to September 1994, he was Chief Information Officer, Vice President of Worldwide MIS for Logitech, a computer peripheral device company.  From December 1987 to September 1993, he was Director of Application Development and Global Information Resources for Sun Microsystems, Inc.  Mr. Delevati received a Bachelor of Science degree in Operations Research in 1974 from Arizona State University.

Nick Ordon has served as President, Chief Executive Officer and a director of Versant since he joined Versant in January 1998.  From July 1996 to December 1997, Mr. Ordon was Vice President and General Manager of

Messaging at Lotus Development Corporation, a software development company and wholly-owned subsidiary of International Business Machines Corporation.  From August 1994 to July 1996, he was Vice President and General Manager of the Commercial Business Unit of Lockheed Martin Corporation, an aerospace products company. From January 1993 to August 1994, Mr. Ordon served as General Manager, NetWare Operations with Hewlett-Packard Company. Mr. Ordon received both a Bachelor and Masters of Science degree in Aerospace Engineering from the University of Colorado in 1970 and 1971, respectively, and a Masters of Business Administration degree in Finance and Operations from Syracuse University in 1980.

Shyam Rangole has served as a director of the Company since October 2000. Since July 2001, Mr. Rangole has been a consultant to various information technology companies. From 1996 until June 2001, he was Vice President of Information Technology of Sun Microsystems, Inc. From 1987 to 1996, he held various management positions with Sun, including Director of IT Operations and Vice President of Information Technology for the SunSoft, Corporate Resources, Network Storage and Vendor Relations and Sourcing groups.  Mr. Rangole received a Bachelor of Science degree in Mechanical Engineering in 1961 from Nagpur University, India and a Masters of Science degree in Industrial Engineering and Operations Research in 1970 from the University of Oklahoma.

Daniel Roberts has served as a director of the Company since July 2001.  Since March 2000, he has been Executive Vice President of Business Operations and Chief Information Officer of the PMI Group Inc., a private mortgage guaranty insurance company, and between December 1997 and March 2000 he was its Senior Vice President and Chief Information Officer.  From 1994 to 1997, Mr. Roberts served as Vice President and Chief Information Officer for St. Joseph Health System, a California not-for-profit health care system.  From 1990 through 1994, Mr. Roberts served as Vice President and Chief Information Officer for Catholic Healthcare West, a health care system comprised of hospitals and medical practice groups.  From 1984 until 1990, Mr. Roberts held the position of Regional Managing Partner in the Information Technology Group of Deloitte & Touche, an accounting and consulting firm.  Mr. Roberts received a Bachelor of Arts degree in Mathematics and a Master of Arts in Quantitative Methods from the University of California, Los Angeles in 1971 and 1973, respectively.

William R. Shellooe has served as a director of the Company since April 2000.  Since June 2002, Mr. Shellooe has been a consultant to Amphus, a private company developing and distributing server management software. Between October 2000 and May 2002, he served as Senior Vice President, Worldwide Field Operations of the Company.  Between April 1997 and October 2000, Mr. Shellooe was Vice President of Sales for HAL Computer, a developer of SPARC processors and a subsidiary of Fujitsu Corporation.  Between 1994 and 1997, Mr. Shellooe served in a variety of executive officer positions with AXIL Computer, Inc., a SPARC systems company and a subsidiary of Hyundai Electronics.  From January 1994 to December 1994, he served as Vice President of Sales of AXIL, from December 1994 to July 1996, as its Senior Vice President of Sales and Marketing and from July 1996 to February 1997 as its Chief Executive Officer.  Prior to working with AXIL Computer, Inc., Mr. Shellooe served in a variety of executive management positions with MASPAR Computer Corporation, Pyramid Technology and Hewlett-Packard.  Mr. Shellooe received his Bachelor of Science degree in Electrical Engineering in 1960 and a Masters of Business Administration degree in 1966 from the University of Santa Clara.

Bernhard Woebker has served as a director of the Company since June 1999. Since late 1999, Mr. Woebker has been a consultant to various investment banking and venture capital firms in Europe and the United States.  From January 1999 until July 2001, he served as Executive Vice President of the Company and from March 1997 until January 1999 he served as the Company’s Vice President and General Manager Europe.  From 1994 to March 1997, he was President of Versant Object Technology GmbH, an independently-owned distributorship for Versant products in Europe that was acquired by the Company in March 1997.  From 1976 until 1994, Mr. Woebker held a variety of positions in Germany and the United States with Nixdorf Computer AG, Nixdorf Computer Engineering Corp. and Siemens Nixdorf Informationssysteme AG, all information technology companies, including President and CEO of Nixdorf Computer Engineering Corp. in Boston, Massachusetts from 1986 to 1989.  Mr. Woebker has also served as Senior Vice President, Pyramid Technology Corp./Europe and as Vice President, NeXT Computer, Inc./Europe.  Mr. Woebker received a Masters of Science degree in Mathematics and Computer Science from the University of Hannover in 1973.

There is no family relationship between any of the foregoing directors or between any of such directors  and any of Versant’s executive officers.

Director Compensation

Members of Versant's Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending meetings of the Board.

Directors who are not employees of Versant are entitled to participate in the 1996 Directors Stock Option Plan (the “Directors Plan”).  The purpose of the Directors Plan is to provide incentive for members of the Board who are not also employees of Versant or any parent, subsidiary or affiliate of Versant by providing such persons with an opportunity to purchase shares of Common Stock of Versant.  The Directors Plan provides for each non-employee director to receive an option to purchase 20,000 shares of Versant’s Common Stock upon initially joining the Board and an additional option to purchase 10,000 shares of the Company’s Common Stock each year on the anniversary of the initial grant to such non-employee director, as long as the director continues to serve on the Board. Each option granted to an eligible director vests as to 50% of the shares granted on each of the first two successive anniversaries of the grant date.

During fiscal 2002, the following option grants were made to Versant’s directors pursuant to the Directors Plan.

Non-Employee Director	Date of Grant	Type of Grant	Number of Shares	Exercise Price Per Share

Daniel Roberts	07/19/2002	Succeeding	10,000	$0.70
Bernhard Woebker	07/19/2002	Succeeding	10,000	0.70
Shyam Rangole	10/18/2002	Succeeding	10,000	0.54
William Henry Delevati	10/21/2002	Succeeding	10,000	0.42

Grants under the Directors Plan vest 50% on each of the two anniversaries following the date of grant so long as the recipients of such grants continue to serve as directors or consultants to Versant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of Versant’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Such persons are required by SEC regulation to furnish Versant with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms furnished to Versant and written representations from the executive officers and directors of Versant, Versant believes that all Section 16(a) filing requirements were met during fiscal 2002.

Item 11.  Executive Compensation.

The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to Versant during each of the twelve months ended December 31, 1999 and 2000, the ten months ended October 31, 2001 and for the twelve months ended October 31, 2002 by Nick Ordon, Versant’s President and Chief Executive Officer, and the Company’s three other most highly compensated executive officers during fiscal 2002 (together, the “Named Executive Officers”).  This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Fiscal Year(1)	Salary ($)	Bonus ($)(2)	Other Annual Compensation ($)(3)	Securities Underlying Options (#)

Nick Ordon	2002	273,097	—	1,814	50,000
President and Chief Executive Officer	2001	223,335	—	1,512	15,000
	2000	245,839	50,000	1,814	75,000
	1999	200,000	245,000	1,814	150,000

Lee McGrath	2002	179,619	—	558	45,000
Vice President, Chief Financial Officer	2001	145,333	—	300	45,000
and Secretary	2000	66,667	—	213	70,000
	1999	—	—	—	—

William Shellooe(4)	2002	11,174	55,656	4,674	15,000
Senior Vice President, Worldwide Field	2001	141,667	145,186	3,036	8,000
Operations	2000	38,686	40,314	759	135,000
	1999	—	—	—	—

Tom Miura	2002	200,272	44,565	642	45,000
Senior Vice President, Chief Operating	2001	166,667	86,999	550	12,500
Officer	2000	135,929	53,016	501	102,500
	1999	—	—	—	—

(1)     In August 2001, we changed our fiscal year end from December 31 to October 31. Amounts reported in the table for fiscal 2001 and 2002 represent compensation for the ten months ended October 31, 2001 and twelve months ending October 31, 2002, respectively.  Amounts reported for 1999 and 2000 represent compensation for the twelve-month calendar year ending December 31 of those years.

(2)     Bonus amounts for 1999 and 2000 were generally paid at the beginning of the following year.  Some bonus amounts for 1999 were, however, paid during that year.  Bonuses in 1999 and 2000 were paid pursuant to a plan approved by the Compensation Committee. Amounts reported for Messrs. Shellooe and Miura for fiscal 2001 and 2002 represent commissions only; no bonuses were paid in fiscal 2001 or 2002.

(3)                All of the amounts identified in the column represent payment of life insurance premiums.

(4)                Mr. Shellooe was Senior Vice President, Worldwide Field Operations until May 31, 2002 and remained as an employee with Versant though December 31, 2002.  He is currently a member of Versant's Board of Directors.

Option Grants in Fiscal 2002

The following table presents information concerning grants of stock options to the executive officers listed in the Summary Compensation Table above during fiscal 2002.  In accordance with the rules of the Securities and Exchange Commission, the table presents the hypothetical gains or “option spreads” that would exist for the options as the end of their respective ten-year terms.  These gains are based on assumed annual rates of stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

All of the options presented in the table below were granted pursuant to our 1996 Equity Incentive Plan.  These options are either incentive stock options or nonqualified stock options and generally vest and become exercisable with respect to 25% of the shares subject to the option on the nine-month anniversary of the date of grant and with respect to an additional 2.778% of these shares each month thereafter, subject to acceleration in some instances upon achievement of certain performance goals or changes in control of Versant.  Options expire ten years from the date of grant.

Options are granted at an exercise price equal to the fair market value of our Common Stock, as determined by the Board on the date of grant.

The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect Versant’s estimate or projection of future stock price growth. The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of  766,800 shares of Common Stock granted to employees during fiscal 2002.

	Individual Grants
	Number
	of Shares				Potential Realizable Value
	of Common	% of Total			At Assumed Annual Rates
	Stock	Options			of Stock Price
	Underlying	Granted to	Exercise or		Appreciation for Option
	Options	Employees in	Base Price	Expiration	Term
Name	Granted	Fiscal 2002	Per Share	Date	5%	10%
Nick Ordon(1)	50,000	6.52%	$1.60	2/27/12	$50,312	$127,499
William Shellooe(2)	15,000	1.96%	$0.61	7/15/12	5,754	14,583
Lee McGrath(1)	45,000	5.87%	$1.60	2/27/12	45,280	114,749
Tom Miura(1)	45,000	5.87%	$1.60	2/27/12	45,280	114,749

(1)             Under the terms approved by the Compensation Committee, Mr. Ordon’s option for 50,000 shares, Mr. McGrath’s option for 45,000 shares, and Mr. Miura’s option for 45,000 shares each vested as to 25% of the shares on November 27, 2002 and vest monthly thereafter until vested in full. Messrs. Ordon, McGrath, and Miura were granted 15,000, 15,000, and 12,500, respectively, in 2001, which were to vest in full on July 16, 2006, provided that vesting would be accelerated upon the achievement by the Company of certain quarterly profitability goals in 2002. The profitability goals were not met and the vesting was not accelerated.

(2)             Under the terms approved by the Compensation Committee, Mr. Shellooe’s option for 15,000 shares vested as to 100% of the shares on December 31, 2002, the date of his termination.

Aggregated Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

None of the Named Executive Officers exercised any options for our Common Stock during fiscal 2002. The following table shows the number of shares of Common Stock subject to exercisable and unexercisable stock options held as of October 31, 2002 by each of the Named Executive Officers. Also presented are values of “in-the-money” options, which represent the positive difference between the exercise price of each outstanding stock option and $0.53, the closing price per share of our Common Stock on October 31, 2002 on the Nasdaq National Market.

	Number of Securities Underlying Unexercised Options at October 31, 2002		Value of Unexercised In-the-Money Options at October 31, 2002
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Nick Ordon	525,000	50,000	—	—
Lee McGrath	87,270	72,730	—	—
William Shellooe	143,000	15,000	—	—
Tom Miura	92,914	67,086	—	—

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We entered into an agreement on December 3, 1997 with Nick Ordon, our President and Chief Executive Officer, providing that: (i) Mr. Ordon would receive an annual salary of $200,000; (ii) Mr. Ordon would be eligible for a bonus of $125,000 at the end of his first year of employment with Versant based upon the achievement of certain goals and objectives and for an additional bonus of $25,000 if he exceeded those goals and objectives; (iii) Mr. Ordon would be granted an option to purchase 200,000 shares of our Common Stock at a price of $6.5625 per share, which would vest with respect to 25% of the shares on the first anniversary of the date of grant and thereafter for three years at the rate of 1/48th of the shares for each full month that Mr. Ordon rendered services to Versant, such option to expire ten years from the date of grant; (iv) Mr. Ordon would be granted an option to purchase 25,000 shares of our Common Stock at a price of $6.5625 per share, which would vest based upon the achievement of certain goals and objectives in two equal annual increments; (v) in the event Versant was acquired during the term of Mr. Ordon’s employment, 50% of Mr. Ordon’s unvested options outstanding on the date of acquisition would immediately vest; and (vi) Mr. Ordon would receive certain other employee benefits.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are William Henry Delevati, who has served in that capacity the entire fiscal year; and Daniel Roberts, who have served in this capacity since May 2002.  The members of the Compensation Committee during fiscal 2002 had never been an officer or employee of the Company or any of its subsidiaries.  No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided with respect to our equity compensation plans (including  individual compensation arrangements) as of October 31, 2002:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	4,201,025	3.41	1,472,099
Equity Compensation plans not approved by security holders	—		—
Total:	4,201,025	3.41	1,472,099

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of each class of the Company’s capital stock as of January 21, 2003 by:

•                  each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock (which includes certain securities exercisable for or convertible into Common Stock) or Series A Preferred Stock;

•                  each of the Company’s directors;

•                  the Company’s Chief Executive Officer and the Company’s three other executive officers whose salary and bonus for fiscal 2002 was more than $100,000; and

•                  all current directors and executive officers as a group.

The percentage of beneficial ownership for the following table is based on 14,833,568 shares of Common Stock outstanding as of January 21, 2003 and 1,313,743 shares of Series A Preferred Stock outstanding as of January 21, 2003, respectively.  Each share of Series A Preferred Stock is convertible, at the election of the holder, into two shares of Common Stock.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of Common Stock subject to options or warrants or issuable upon conversion of outstanding Series A Preferred Stock that are currently exercisable or convertible within 60 days of January 21, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options, warrants or convertible securities for the purpose of computing the number and percentage ownership of Common Stock of such person but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of Common Stock of any other person.

	Shares of Common Stock Beneficially Owned			Shares of Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percent	Number		Percent
5% Shareholders:
Vertex	4,009,428	(1)	27.03%	1,137,687	(2)	86.60%
Royce & Associates, Inc(3).	814,600		5.49	—		—
Joseph M. Cohen Family Limited Partnership(4)	528,168		3.56	176,056		13.40
Ajay Jain(5)	1,264,800		8.53	—		—

Executive Officers and Directors:
Nick Ordon(6)	581,666		3.78	—		—
William Shellooe(7)	163,000		1.09	—		—
Tom Miura(8)	134,307		*	—		—
Lee McGrath(9)	117,829		*	—		—
Bernhard Woebker(10)	260,373		1.75	—		—
William Henry Delevati(11)	20,000		*	—		—
Shyam Rangole(12)	15,000		*	—		—
Daniel Roberts(13)	10,000		*	—		—

All Current Directors and Executive Officers as a Group (9 persons)(14)	2,566,975		16.23%	—		—

  *      Represents less than 1%

(1)                Includes 100,000 shares of Common Stock owned directly by Vertex Investments International (I) Inc. (“VI”), 489,767 shares of Common Stock owned directly by Vertex Investments International (III) Inc. (“VI-3”), 6,600 shares of Common Stock owned directly by Vertex Management Pte. Ltd. (“VM”), 1,805,892 shares of Common Stock issuable upon conversion of Series A Preferred Stock issued in the Company’s July 12, 1999 Series A Preferred Stock financing (the “Financing”) owned by Vertex Technology Fund Ltd. (formerly Vertex Technology Fund Pte. Ltd. (“VTF”)), 902,946 shares of Common Stock issuable upon exercise of Common Stock warrants issued in the Financing to VTF, 469,482 shares of Common Stock issuable upon conversion of Series A Preferred Stock issued in the Financing and owned by Vertex Technology Fund (II) Ltd. (“VTF II”) and 234,741 shares of Common Stock issuable upon exercise of Common Stock warrants issued in the Financing to VTF II.  VM, VI, VI-3, VTF and VTF II are indirectly controlled by Singapore Technologies Pte. Ltd.  The address of VM, VI and VI-3 is 83 Science Park Drive, #01-01/02 The Curie, Singapore 118256.  The address of VTF is 89 Science Park Drive, #02-09/12 The Rutherford, Singapore 118261.  The foregoing information is based on the Schedule 13D dated July 23, 1999 filed by VTF, VTF II, VM, VI and VI-3 with the Securities and Exchange Commission.

(2)                Includes 902,946 shares of Series A Preferred Stock issued in the Financing owned by VTF, and 234,741 shares of Series A Preferred Stock issued in the Financing owned by VTF II.  The address of VTF and VTF II is 89

Science Park Drive, #02-09/12 The Rutherford, Singapore 118261.  The foregoing information is based on the Schedule 13D dated July 23, 1999 filed by VTF and VTF II with the Securities and Exchange Commission.

(3)                The information presented is based on the Schedule 13G dated February 14, 2002 filed by Royce & Associates, Inc. with the Securities and Exchange Commission.  The address of Royce & Associates, Inc. is 1414 Avenue of the Americas, New York, NY 10019.

(4)                Shares of Common Stock beneficially owned includes 352,112 shares of Common Stock issuable upon conversion of Series A Preferred Stock issued in the Financing and 176,056 shares of Common Stock issuable upon exercise of a warrant issued in the Financing to the Joseph M. Cohen Family Limited Partnership.  Shares of Preferred Stock beneficially owned reflects 176,056 shares of Series A Preferred Stock issued in the Financing to the Joseph M. Cohen Family Limited Partnership. The address of the Joseph M. Cohen Family Limited Partnership is 70 East 55th Street, 16th Floor, New York, New York, 10022.

(5)                Represents shares of Common Stock issued to Mr. Jain in connection with the Company’s acquisition of all of the outstanding shares of capital stock of Mokume Software, Inc., a privately held Delaware corporation (“Mokume”) pursuant to that certain Agreement and Plan of Reorganization dated as of November 19, 2002 by and among the Company, Mokume, VM Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and the stockholders of Mokume (the “Merger Agreement”).  Mr. Jain was President and Chief Executive Officer and a director of Mokume.  All of the shares of the Company’s common stock issued to Mr. Jain are subject to vesting and repurchase restrictions, as provided in the Merger Agreement, a copy of which was filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.  Mr. Jain is President of the Company’s Real-Time Solutions business unit.

(6)                Includes 541,666 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.  Mr. Ordon is President and Chief Executive Officer of Versant.

(7)                Includes 158,000 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.  Mr. Shellooe was Senior Vice President, Worldwide Field Operations until May 31, 2002 and remained as an employee with the Company through December 31, 2002.  He is currently a member of Versants Board of Directors.

(8)                Includes 115,206 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003. Mr. Miura is Senior Vice President and Chief Operating Officer of Versant.

(9)                Includes 115,401 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.   Mr. McGrath is Vice President, Finance and Administration and Chief Financial Officer and Secretary of Versant.

(10)          Includes 10,000 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.  Mr. Woebker is a member of Versant's Board of Directors.

(11)          Includes 20,000 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.  Mr. Delevati is a member of Versant's Board of Directors.

(12)          Includes 15,000 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.  Mr. Rangole is a member of Versant's Board of Directors.

(13)          Represents 10,000 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.  Mr. Roberts is a member of Versant's Board of Directors.

(14)          Includes 985,203 shares of Common Stock subject to options exercisable within 60 days of January 21, 2003.

Item 13.  Certain Relationships and Related Transactions.

Mr. Daniel Roberts has served as a director of Versant since July 2001.  Since March 2000, he has been Executive Vice President of Business Operations and Chief Information Officer of the PMI Group Inc. (PMI), a private mortgage guaranty insurance company, and between December 1997 and March 2000 he was its Senior Vice President and Chief Information Officer.  We entered into an agreement with PMI in October 2002 for the resale of third-party products, for which we recognized revenue in December 2002.  We received a payment of $1,011,790.91 in October of 2002 from PMI in connection with this transaction.

Except for compensation arrangements described where required above, and the arrangement with PMI, since November 1, 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Versant was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of Versant's Common Stock had or will have a direct or indirect material interest.

Item 14.  Controls and Procedures.

(a)                                  Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and the Chief Financial Officer have concluded that Versant’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by Versant Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

 (b)                            There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  No significant deficiencies or material weaknesses were detected in our internal  controls, and, therefore, no corrective actions were taken.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	The following financial statements are filed in Item 8 of this report on Form 10-K:

Reports of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	2.	The following financial statement schedule is filed at the end of Item 8 of this report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves

	3.	The exhibits filed herewith or incorporated by reference are listed in the “Exhibit Index” below.

(b)	Reports on Form 8-K.

On October 2, 2002, we filed a report on Form 8-K disclosing our announcement on September 30, 2002 of the approval of our request to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective October 1, 2002.

On November 27, 2002, we filed a report on Form 8-K regarding our November 19, 2002 acquisition of Mokume Software, Inc., for 2,424,000 shares of Versant common stock.

(c)	The exhibits filed herewith or incorporated by reference are listed in the “Exhibit Index” below.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION

By:	/s/ Lee McGrath
Lee McGrath
Vice President-Finance and Administration

Date: January 28, 2003

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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon	President, Chief Executive Officer and Director	January 27, 2003
Nick Ordon

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

/s/ Lee McGrath	Vice President-Finance and Administration	January 27, 2003
Lee McGrath

ADDITIONAL DIRECTORS:

/s/ William Henry Delevati	Director	January 27, 2003
William Henry Delevati

/s/ Shyam Rangole	Director	January 27, 2003
Shyam Rangole

/s/ Daniel L. Roberts	Director	January 27, 2003
Daniel Roberts

/s/ William R. Shellooe	Director	January 27, 2003
William Shellooe

/s/ Bernhard Woebker	Director	January 27, 2003
Bernhard Woebker

Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Nick Ordon, certify that:

1.             I have reviewed this annual report on Form 10-K of Versant Corporation (the "registrant");

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                          Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.                           Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.                              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.                             Any fraud, whether or not material, involving management personnel or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

By	/s/ Nick Ordon
Nick Ordon
Chief Executive Officer

Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Lee McGrath, certify that:

1.             I have reviewed this annual report on Form 10-K of Versant Corporation (the "registrant");

2.             Based on my knowledge, this annual  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.                                       The registrant's other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

c.                               Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d.                             Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.                              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.                             Any fraud, whether or not material, involving management personnel or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significatly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiences and material weaknesses.

Date: January 29, 2003

/s/ Lee McGrath
Lee McGrath
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.01	Agreement and Plan of Reorganization dated as of November 19, 2002 by and among the Registrant, VM Merger Corp., Mokume Software, Inc. and the stockholders of Mokume Software, Inc.	8-K	11/27/02	2.01

3.03	Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on July 24, 1996	SB-2	07/17/96	3.03

3.05	Registrant’s Amended and Restated Bylaws	SB-2	07/17/96	3.05

3.06	Certificate of Amendment of Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on July 14, 1998	10-QSB	8/14/98	3.06

3.07	Registrant’s Certificate of Determination filed with the California Secretary of State on July 13, 1999	8-K	07/12/99	3.01

10.01	Registrant’s 1996 Directors Stock Option Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.07

10.02	Registrant’s 1996 Employee Stock Purchase Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.06

10.03	Registrant’s 401(k) Plan and addendum thereto**	SB-2	07/17/96	10.05

10.04	Joint Venture Agreement dated as of July 26, 1995 between Registrant and ISAR-Vermogensverwaltung Gbr mbH*	SB-2	07/17/96	10.09

10.05	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	SB-2	07/17/96	10.10

10.06	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	07/17/96	10.14

10.07	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant	10-KSB	04/03/98	10.15

10.08	Form of Letter Agreement dated October 22, 1997 between Registrant and its executive officers**	10-KSB	03/31/97	10.16

10.09	Letter Agreement dated November 26, 1997 between Registrant and Nick Ordon**	10-KSB	03/31/97	10.18

10.10	Note Purchase Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.28

10.11	Convertible Secured Subordinated Promissory Note dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.29

10.12	Security Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.30

10.13	Registration Rights Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.31

10.14	Subordination Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.32

10.15	Common Stock and Warrant Purchase Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.33

10.16	Special Situations Fund Stock Warrant dated December 28, 1998	10-KSB	03/31/99	10.34

10.17	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35

10.18	Preferred Stock and Warrant Purchase Agreement dated June 28, 1999 between the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/12/99	10.01

10.19	Form of Registrant’s Common Stock Purchase Warrant	8-K	07/12/99	10.02

10.20	Debt Cancellation Agreement dated June 28, 1999 between Registrant and Vertex Technology Fund, Inc.	8-K	07/12/99	10.03

10.21	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/12/99	10.04

10.22	Registrant’s 1996 Equity Incentive Plan, amended as of April 18, 2002**	S-8	05/09/02	4.06

10.23	Public Relations Firm Agreement dated November 1, 1999 by and between the Registrant and Liolios Group, Inc.	10-KSB	03/30/00	10.42

10.24	Business Loan Agreement (Asset Based) dated June 28, 2001 by and between the Registrant and Greater Bay Bank.	10-Q	08/14/01	10.50

10.25	Commercial Security Agreement dated June 28, 2001 by and between the Registrant and Greater Bay Bank	10-Q	08/14/01	10.51

10.26	Business Loan Agreement (Asset Based) dated December 14, 2001 by and between the Registrant and Greater Bay Bank	10-Q	03/18/02	10.52

10.27	Loan and Security Agreement dated April 18, 2002 by and between the Registrant and Pacific Capital Funding	10-Q	06/14/02	10.53

10.28	Employment Offer Letter Agreement dated as of November 19, 2002 by and between the Registrant and Ajay Jain**				X

10.29	Non-Competition Agreement dated as of November 19, 2002 by and among the Registrant, Ajay Jain and Mokume Software, Inc.**				X

16.01	Letter dated May 23, 2002 from Arthur Andersen LLP regarding change in Registrant’s Certifying Accountant	8-K	5/24/02	16.01

16.02	Letter dated May 23, 2002 from Arthur Andersen LLP regarding change in Registrant’s Certifying Accountant	8-K	6/26/02	16

21.01	Subsidiaries of the Registrant				X

23.01	Consent of KPMG LLP				X

23.02	Note regarding Absence of Consent of Arthur Andersen LLP				X

*                                         Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**           Management contract or compensatory plan.