Form 10-Q
period 2003-01-31
VERSANT CORP
filed 2003-03-17
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

(510) 789-1500
Registrant’s telephone number, including area code:

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of February 28, 2003, there were outstanding 14,854,326 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended January 31, 2003

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	January 31, 2003	October 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$4,699	$4,427
Accounts receivable, net of allowance for doubtful accounts of $180 and $687, respectively	2,495	3,997
Inventory	—	882
Other current assets	474	464
Total current assets	7,668	9,770

Property and equipment, net	1,657	1,890
Other assets	24	21
Intangibles, net of accumulated amortization	461	—
Goodwill	604	240
	$10,414	$11,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$3	$4
Accounts payable	537	1,292
Accrued liabilities	1,984	3,064
Current portion of deferred revenue	3,513	3,054
Current portion of deferred rent	40	30
Total current liabilities	6,077	7,444

Long-term liabilities, net of current portion:
Long-term portion of deferred revenue	327	529
Long-term portion of deferred rent	358	372
Total long-term liabilities	685	901

Total liabilities	6,762	8,345
Shareholders’ equity:
Convertible preferred stock, no par value	4,912	4,912
Common stock, no par value	53,463	52,790
Accumulated deficit	(54,983)	(54,319)
Accumulated other comprehensive income	260	193
Total shareholders’ equity	3,652	3,576
	$10,414	$11,921

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002

Revenue:
License	$2,672	$3,528
Services	3,177	2,721
Total revenue	5,849	6,249

Cost of revenue:
License	536	741
Services	1,770	1,423
Amortization of purchased intangibles	19	—
Total cost of revenue	2,325	2,164

Gross profit	3,524	4,085

Operating expenses:
Marketing and sales	2,126	2,346
Research and development	1,270	1,503
General and administrative	848	804
Amortization of goodwill	—	50
Total operating expenses	4,244	4,703

Loss from operations	(720)	(618)

Other income, net	80	53

Loss before taxes	(640)	(565)
Provision for income taxes	24	13
Net loss	$(664)	$(578)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Basic and diluted weighted average common shares	13,374	12,132

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	January 31, 2003	January 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(664)	$(578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of fixed assets	—	50
Depreciation and amortization	288	311
Provision for doubtful accounts receivable	(241)	(61)
Changes in current assets and liabilities:
Accounts receivable	1,743	3,060
Inventory	882	—
Other current assets	(10)	443
Other assets	(3)	(15)
Accounts payable	(755)	(368)
Accrued liabilities	(1,080)	(571)
Deferred revenue	257	(261)
Deferred rent	(5)	(2)
Net cash provided by operating activities	412	2,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(213)	—
Proceeds from the sale of property and equipment	—	8
Purchases of property and equipment	(36)	—
Net cash provided by (used in) investing activities	(249)	8

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	43	244
Principal payments under capital lease obligations	(1)	(17)
Net borrowings (payments) under short-term debt	—	(519)
Net cash provided by (used in) financing activities	42	(292)

Effect of foreign exchange rate changes	67	(8)
Net increase in cash and cash equivalents	272	1,716
Cash and cash equivalents at beginning of period	4,427	4,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,699	$5,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$5
Income taxes	$21	$13
Non-cash investing activities:
Issuance of common stock to Mokume shareholders	$630	$—

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                   Organization, Operations and Liquidity

References to the “Company” or “Versant” in these notes to condensed consolidated financial statements refer to Versant Corporation and its subsidiaries.  The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, product concentration, a limited customer base, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition dependence on key individuals, dependence on international operations, foreign currency fluctuations, and the ability to adequately finance its ongoing operations.

As of January 31, 2003, the Company had not achieved business volume sufficient to restore profitability and positive cash flow on a consistent basis, although, in the three months ended January 31, 2003, the Company’s operating activities provided cash of $412,000.  The Company had a net loss of $664,000 in the three months ended January 31, 2003 and a net loss of $578,000 in the three months ended January 31, 2002.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

On November 20, 2002 the Company announced that it had acquired privately held Mokume Software, Inc., for 2,424,000 shares of Versant common stock (approximately 16.3% of Versant’s currently outstanding common shares). The majority of the purchase price was allocated to goodwill and other purchased intangibles. Mokume delivers next generation real-time solutions to global customers in the manufacturing industry.  Pursuant to the merger agreement under which it acquired Mokume, the Company is entitled to repurchase from the former Mokume stockholders fifty percent (50%), or 1,212,000, of the shares of Versant common stock issued to them in the Merger at the price of $0.01 per share if the Company does not recognize at least $1,500,000 of revenue from the real-time computing business (as defined in the acquisition agreement) by May 19, 2004 (or by November 19, 2004 if the Company recognizes at least $900,000 of such revenue by May 19, 2004).

2.                   Summary of Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company’s management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending October 31, 2003, or any other future period.

Revenue Recognition

Revenue consists mainly of revenue earned under software license agreements and maintenance agreements and for consulting and training services provided to customers.

The Company licenses its products to value-added resellers, distributors and end-users through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses Versant Developer Suite (VDS) or Versant enJin.  Before that customer may deploy an application that it has developed under a development license, it must purchase deployment licenses that are generally based on the number of computers connected to the server that will run the application using the database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end-user customers.  Revenue from royalties is recognized when reported by the reseller.

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

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of the Company’s standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with approval of the Company’s senior management.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when such element is sold separately.  If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. License arrangements that require significant modification of the software, and/or nonrecurring engineering agreements requiring future obligations not yet performed, are deferred at the time of the transaction and recorded as revenue using contract accounting.

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

For the quarter ended January 31, 2003, there were three customers that accounted for 18%, 16% and 13% of total quarterly revenues, respectively.  For the quarter ended January 31, 2002, there were two customers that accounted for 17% and 11% of total quarterly revenue, respectively.

Goodwill

The Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” (SFAS 141) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) in July 2001.  SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method.  SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill.  SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life.  SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

The Company adopted the provisions of SFAS 141 and SFAS 142 effective November 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of November 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test.  The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa.  The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate.  The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

As required by SFAS 142, the Company has ceased amortization of goodwill effective November 1, 2002.  Prior to November 1, 2002, the Company amortized goodwill over five years using the straight-line method.  As of November 1, 2002, the Company had goodwill of $240,000, which will no longer be amortized.  Had the Company followed the amortization provisions of SFAS 142 for the three months ended January 31, 2002, the net loss would have decreased from $578 to $528 and the net loss per share would have decreased from $0.05 per share to $0.04 per share.

Impairment of Long-lived Assets

On November 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  There was not a cumulative transition adjustment upon adoption.  In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Three Months Ended January 31, 2003	Three Months Ended October 31, 2002
Payroll and related	$950	$786
Customer deposits	115	1,255
Taxes payable	366	293
Other	553	730
Total	$1,984	$3,064

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on foreign currency translation that have been excluded from net loss and reflected in shareholders’ equity.  The tax effects of the components of the comprehensive loss were insignificant.  For the periods presented, comprehensive loss was as follows (in thousands):

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002
Net loss	$(664)	$(578)
Foreign currency translation adjustment	67	(8)
Comprehensive loss	$(597)	$(586)

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively “APB 25”).  Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each option on the date of grant.  The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company’s Board of Directors, at their fair value.  Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option.  The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during the three months ended January 31, 2003 and 2002.

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

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED JANUARY 31, 2002:
Basic and diluted net loss per share	$(578)	12,132	$(0.05)

FOR THE THREE MONTHS ENDED JANUARY 31, 2003:
Basic and diluted net loss per share	$(664)	13,374	$(0.05)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002
Shares issuable under stock options	4,252	3,219
Shares issuable pursuant to warrants to purchase common stock	1,333	1,520
Shares issuable upon conversion of preferred stock	2,627	2,627
	8,212	7,366

The weighted average exercise price of stock options outstanding was $2.82 and $3.87 as of January 31, 2003 and 2002, respectively.  The weighted average exercise price of warrants was $2.13 as of January 31, 2003 and 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.                   Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of adoption of EITF 00-21 on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company plans to continue accounting for stock options under APB No. 25 and will adopt the disclosure provisions of SFAS 148.

4.                   Segment and Geographic Information

The Company is organized geographically and by line of business.  The Company has three major line of business reporting segments: license, support and consulting/training which the chief operating decision-maker (the Company’s CEO) evaluates on a regular basis.  However, the Company also evaluates certain line of business segments by vertical industries as well as by product categories.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The license line of business includes two product offerings: a sixth generation object database management system, Versant Developer Suite (VDS), and a transaction accelerator for application servers, Versant enJin. Versant enJin accelerates Internet transactions for the application server environment. The support line of business provides customers with a wide range of technical support services that include telephone and internet access to support personnel, dedicated technical assistance, 24x7 support options, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing VDS or Versant enJin, as well as training classes on the use and operation of the Company’s products.  In addition, we now offer consulting services and our Versant Real-Time Framework (VRTF) product in connection with our real-time business initiative that commenced following our acquisition of Mokume.

The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies.  The Company does not monitor assets or operating expenses by reporting segments.  Consequently, it is not practicable to show assets or operating loss by reporting segment.

The table below presents a summary of reporting segments (in thousands):

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002
Revenues from unaffiliated customers:
License	$2,672	$3,528
Support	1,567	1,379
Consulting and training	1,610	1,342
Total revenue	5,849	6,249

Cost of revenue:
License	536	741
Support	330	284
Consulting and training	1,440	1,139
Amortization of purchased intangibles	19	—
Total cost of revenue	2,325	2,164

Gross profit:
License	2,136	2,787
Support	1,237	1,095
Consulting and training	170	203
Amortization of purchased intangibles	(19)	—
Total gross profit	3,524	4,085

Other operating expenses	4,244	4,703
Other income, net	80	53
Loss before taxes	$(640)	$(565)

The table below presents the Company’s revenue by geographic region (in thousands):

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002
Total revenue attributable to:
United States/Canada	$4,565	$4,762
Germany	417	302
France	30	173
United Kingdom	598	652
Australia	1	34
Japan	226	193
Other	12	133
Total	$5,849	$6,249

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus, have not been disclosed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.  At January 31, 2003, one  customer had an outstanding balance that represented 22% of total accounts receivable.  At January 31, 2002, one customer had an outstanding balance that represented 12% of total accounts receivable.  The Company performs periodic credit evaluations of its customers’ financial condition. The Company generally does not require collateral security on its accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

5.                   Restructuring Costs

On October 31, 2001, the Company implemented a restructuring plan aimed at optimizing performance in Europe.  The primary goal was to reduce operating expenses, while maintaining revenue streams in Europe. As a result, the Company changed its distribution in France from a wholly owned subsidiary to an independent distributor.  The Company incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, termination of the building lease and accounting and legal costs associated with the closure of the office and the write-off of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.  Remaining obligations are expected to be paid by April 30, 2003.

The following table summarizes the Company’s restructuring activity at January 31, 2003:

Restructuring Costs	Balance at October 31, 2002	Q1 2003 Usage	Balance at January 31, 2003
Employee severance and related costs	$—	$—	$—
Lease termination and building costs	—	—	—
Professional fees	8,546	5,310	3,236
Write-off of fixed assets	—	—	—
Write-off of other current assets and liabilities	—	—	—
Total restructuring	$8,546	$5,310	$3,236

6.                   Line of Credit

The Company has a revolving credit line with a bank that expires on April 18, 2003.  The maximum amount that can be borrowed under this line is the lesser of  $5.0 million or 80% of eligible accounts receivable.  As of January 31, 2003, there were no borrowings under this line. Borrowings are secured by a lien on substantially all of the Company’s assets.  Borrowings bear interest at the bank’s prime rate plus 4.00% (8.25% at January 31, 2003). The loan agreement contains no financial covenants, but prohibits the payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

7.                   Commitments and Contingencies

Legal Proceedings

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001 that alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance.  On December 4, 2001, the court dismissed the Third Amended Complaint with prejudice due to plaintiff’s failure to state a claim in their securities fraud action.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. The Company filed its answering brief on July 12, 2002, and the appellant filed their reply brief on August 9, 2002. Oral arguments were heard on January 14, 2003 and on January 23, 2003 the Court of Appeals affirmed the District Court’s dismissal.

Indemnifications

The Company sells software licenses to its customers under contracts, which the Company refers to as Software License Agreements (each an “SLA”).  Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party.  The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA.  In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company.  To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of January 31, 2003.  For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

8.                  Business Combinations

On November 19, 2002, the Company acquired 100% of the outstanding common stock of Mokume Software, Inc. (“Mokume”).   Mokume, develops, markets and supports real-time computing software solutions and related services for customers in the manufacturing industry to improve their business processes and logistics. Mokume is currently developing software products and technologies for building real-time computing software applications that link real-time data sources to an enterprise’s central software databases. Real-time computing solutions enable an enterprise to obtain information in real time from different parts of its operations in order to make better decisions based on up-to-the-minute information. To date, the Company has offered real-time consulting services and has recently introduced our real-time product Versant Real-Time Framework  (VRTF). The Company expects that its current object database products, VDS and enJin, will be an integral part of the Company’s real-time solution offerings.

The aggregate purchase price for our acquisition of Mokume was $843,417, which included the issuance of 1.2 million shares of common stock of the Company, valued at $630,240 and $213,177 in acquisition related costs. The value of the common shares issued was determined based on the market price of the Company’s common shares of $0.52 on November 19, 2002, the acquisition date.   The acquisition was accounted for using the purchase method of accounting.  Although a total of 2.4 millon shares of common stock were issued for our acquisition of Mokume in November 2002, the acquisition excludes the effect of an additional 1.2 million of those shares that are subject to repurchase by the Company unless certain operational targets relating to the acquired business are achieved. Upon the termination of this repurchase right as to these additional shares, the Company will record the additional consideration.

The following table summarizes the purchase price allocation:

Purchased technology	$480,000

Goodwill	363,417

Total assets acquired	$843,417

The Company obtained an independent appraiser’s valuation to determine the amounts allocated to purchased technology and goodwill. The valuation analysis utilized the income approach and utilized the relief from royalty and cost approaches as reasonableness checks.  Based on this valuation, $480,000 was allocated to purchased technology, which represented the fair market value of the technology for each of the existing products, as of the date of the acquisition. The purchased technology was assigned a useful life of five years and will be amortized to cost of goods sold.  Amortization of purchased technology related to the acquisition of Mokume was $19,200 for the three months ended January 31, 2003.

The remaining purchase price of $363,417 was allocated to goodwill. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

The condensed consolidated statement of operations for the three months ended January 31, 2003 includes the results of operations relating to Mokume’s business activity subsequent to the date of acquisition.  If the results of the two companies were combined on a pro forma basis for the three months ended January 31, 2003 and 2002, the difference between pro forma results and actual results reported herein would be immaterial.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance. We have identified, with a preceding asterisk, various sentences within this Form 10-Q that contain these forward-looking statements.  In addition, words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are also intended to identify forward-looking statements.  However, neither the asterisks nor these words are the exclusive means of identifying forward-looking statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2, and in our October 31, 2002 report on Form 10-K on file with the Securities and Exchange Commission, especially the section labeled “Risk Factors.”

Overview

We were incorporated in August 1988.  Our principal products are the Versant Developer Suite, or VDS, a sixth generation object database management system, and Versant enJin, a database management product suite for e-business that accelerates transactions for application servers.  We commenced commercial shipment of VDS in 1991 and commercially released Versant enJin in 2000.  We license VDS, Versant enJin and peripheral products, and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.  In November of 2002, we added the real-time business following our acquisition of Mokume and sell associated consulting services and in January of 2003, announed our real-time VTRF product.  We also resell related software and services. Substantially all of our revenue has been derived from:

(1)     sales of licenses for VDS and Versant enJin;

(2)     related maintenance, training and consulting services

(3)     nonrecurring engineering fees received in connection with providing services associated with VDS and Versant enJin;

(4)     sales of peripheral products for VDS and Versant enJin; and

(5)     the resale of licenses, maintenance, training and consulting for third-party products that complement VDS and Versant enJin;

(6)     reimbursements received for out of pocket expenses incurred for revenue in the income statement;

(7)     consulting services for our real-time business.

In the first quarter of 2003, we continued to focus on the following major sales and product development initiatives: enhancement of and revenue growth for VDS, Versant enJin and VRTF; growth in our consulting service programs; and development and integration of the real-time business initiative in connection with our November 2002 acquisition of Mokume Software.

*We expect that licenses of VDS, Versant enJin, related products, existing real-time products and new products we develop in our real-time business and third-party products and sales of associated services will be our principal sources of revenue for the foreseeable future.  *While it will continue to be important for us to derive revenue from customers we have historically served in the telecommunications, financial services and defense industries, we believe that our future performance will depend to a significant degree on our efforts in the real-time market and to a lesser degree on the e-business market.                  *Success in the market for real-time products, will depend on both the successful growth and emergence of this market and its continued need for highly scalable, high performance and reliable object-based technologies such as ours.  *Our business will likely be materially and adversely affected if the real-time computing market fails to grow and develop as quickly as we have anticipated, or if our products fail to perform favorably in, or fail to become an accepted component of the real-time market.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.   Revenue consists mainly of revenue earned under software license agreements, maintenance support agreements and agreements for consulting and training activities.

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

Resellers, including value-added resellers and distributors, purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller, assuming collection is probable.

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

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. We defer revenue from license arrangements that require significant modification of the software and/or non-recurring engineering agreements requiring future obligations not yet performed and record it as revenue using contract accounting.

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

Acquired Intangible Assets

We account for purchases of acquired companies in accordance with SFAS No. 141 “Business Combinations” (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS 142.  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are recorded at the acquisition date.

Mokume Software, which was recently acquired by us does not have significant tangible assets and, as a result, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill.  Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on our future operating results.  The allocation of the purchase price of acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows.  Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, we amortized goodwill over five years using the straight-line method.  Identifiable intangibles (acquired technology) are currently amortized over five years using the straight-line method.  As described below, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS 142.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142.  Goodwill is tested for impairment annually in a two-step process.  First, we must determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit based on quoted market prices of our common stock, which would indicate that goodwill may be impaired.  If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

Reserve for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.  In estimating the provision for doubtful accounts, management considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (i.e. license, consulting, maintenance, etc.); (iv) our historical provision for doubtful accounts; (v) the credit-worthiness of each customer; (vi) the economic conditions of the customer’s industry; and (vii) general economic conditions, among other factors.

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts.  Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required. A number of our customers are in the telecommunications industry and as part of our evaluation of the provision for doubtful accounts, we have considered not only the economic conditions in that industry but also the financial condition of our customers in that industry in determining the provision for doubtful accounts.  If conditions continue to deteriorate in that industry, or any other industry, then an additional provision for doubtful accounts may be required.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123).  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally four years.

Results of Operations

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Three Months Ended
	January 31, 2003	January 31, 2002

Revenue:
License	46%	56%
Services	54%	44%
Total revenue	100%	100%
Cost of revenue:
License	9%	12%
Services	30%	23%
Amortization of purchased intangibles	—	—
Total cost of revenue	39%	35%

Gross profit margin	61%	65%

Operating expenses:
Marketing and sales	36%	37%
Research and development	22%	24%
General and administrative	14%	13%
Amortization of goodwill	—	1%
Total operating expenses	72%	75%
Loss from operations	(11)%	(10)%
Other income, net	1%	1%
Loss before income taxes	(10)%	(9)%
Provision for income taxes	—	—
Net loss	(10)%	(9)%

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended		% change in 1/31/03 from
	January 31, 2003	January 31, 2002	1/31/02

License revenue	$2,672	$3,528	(24)%
Services revenue	3,177	2,721	17%
Total revenue	5,849	6,249	(6)%

Cost of license revenue	536	741	(28)%
Cost of services revenue	1,770	1,423	24%
Amortization of purchased intangibles	19	—	100%
Total cost of revenue	2,325	2,164	7%

Operating expenses:
Marketing and sales	2,126	2,346	(9)%
Research and development	1,270	1,503	(16)%
General and administrative	848	804	5%
Amortization of goodwill	—	50	(100)%
Total operating expense	4,244	4,703	(10)%
Loss from operations	(720)	(618)	17%
Other income, net	80	53	51%
Loss before income taxes	(640)	(565)	13%
Provision for income taxes	24	13	85%
Net loss	$(664)	$(578)	15%

Revenue

Revenue consists of license fees and services, which includes technical support, consulting and training.  For the three months ended January 31, 2002 we have revised service revenues and services costs to conform to EITF 00-14.  The result of this revision is an increase in service revenues and services costs of approximately $145,000.

Total revenue for the first quarter of 2003 decreased 6% to $5.8 million from $6.2 million in the first quarter of 2002 due to lower license revenues offset to an extent by increased consulting revenues.  Reduced license revenues were attributable to the continued weakness in the overall macroeconomic environment especially as it impacted the telecommunications sector, traditionally the biggest source of our revenue.  Overall, telecommunication customers accounted for approximately 15% of our first quarter 2003 revenues compared with approximately 40% for the same period last year.  However, revenues from the defense sector increased from approximately 5% of total revenues in first quarter of 2002 to approximately 20% of total revenues in first quarter of 2003. Our deal volume was down overall compared with the same quarter last year, although the average transaction size increased slightly.

International revenue as a percentage of our total revenue decreased to 22% in the first quarter of 2003, from 25% in the first quarter of 2002. The decrease was the result of the economic downturn, especially as it applied to the telecommunications industry, which has had a more marked effect on international sales than on domestic sales, particularly in Europe.

License revenue

License revenue decreased 24% to $2.7 million in the first quarter of 2003 from $3.5 million in the first quarter of 2002.  Although the average transaction size was higher in the first quarter of 2003 than the same period last year, there were fewer deals in excess of $250,000, reflecting customers’ increased preference for licensing our software on an “as needed” basis versus the historical practice of prepaying license fees in advance of usage.  As a percentage of total quarterly revenue, license revenue decreased in the first quarter of 2003 to 46% from 56% for the first quarter of 2002. Of our total license revenue for the first quarter of 2003, 72% was generated from proprietary products (VDS and to a much lesser extent, enJin) and 28% from the resale of third-party software. Of our total license revenue for the first quarter of 2002, 81% was generated from proprietary products (VDS and enJin in an approximate 2:1 ratio) and 19% from the resale of third-party software.

Services revenue

Services revenue increased 17% to $3.2 million in the first quarter of 2003 from $2.7 million in the first quarter of 2002.  This increase was mainly due to higher consulting revenues in our dedicated WebSphere consulting practice and, to a lesser extent, an increase in technical support revenues, that was partially the result of increased fees.  As a percentage of total sales, services revenue increased to 54% of total revenue in the three months ended January 31, 2002 from 44% in the first quarter of 2002.

Cost of Revenue and Gross Profit Margins

Total cost of revenue increased 7% to $2.3 million in the first quarter of 2003 from $2.2 million in the first quarter of 2002.  This increase was primarily due to the revenue mix, with lower margin services revenue representing a larger portion of total first quarter revenue in 2003 compared with the same period last year.  Total cost of revenue as a percentage of total revenue increased to 39% in the three months ended January 31, 2003 from 35% in the first quarter of 2002.

Cost of license revenue

Cost of license revenue consists primarily of third-party product and royalty obligations.  It also includes increases in the reserve for doubtful accounts, costs of user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.  Cost of license revenue decreased 28% to $536,000 in the first quarter of 2003 from $741,000 during the first quarter of 2002.  These decreases were mainly volume related, associated with the 24% license revenue decline and to a lesser extent, due to lower product royalty costs associated with Versant enJin.

Cost of license revenue as a percentage of total revenue decreased to 9% in the first quarter of 2003 from 12% in the first quarter of 2002 mainly due to license revenue being a smaller part of the overall revenue total in first quarter 2003 than in the same quarter last year.  Cost of license revenue as a percentage of license revenue decreased slightly to 20% in the first quarter of 2003 from 21% in the first quarter of 2002.

Cost of services revenue

Cost of services revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing consulting, training and technical support to our customers.  Cost of services revenue increased 24% to $1.8 million in the first quarter of 2003 from $1.4 million in the first quarter of 2002. These increases are primarily due to the increase in our service revenue from first quarter of 2002 and secondarly due to increased use of subcontractors in our WebSphere consulting practice.

Cost of services revenue as a percentage of total revenue increased to 30% in the first quarter of 2003 from 23% of total revenue for the first quarter of 2002, primarily due to a higher proportion of services revenue in the first quarter 2003 revenue mix compared with last year. Cost of services revenue as a percentage of services revenue increased to 56% in the first quarter of 2003 from 52% in the first quarter of 2002 due to a higher proportion of subcontracted consulting costs in the first quarter of 2003 compared with last year.

Amortization of purchased intangibles

Amortization of  $19,200 was recorded in the first quarter of 2003 in connection with the acquisition of Mokume Software.  The purchased intangibles were recorded at $480,000 and are being amortized over 5 years.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, literature, product management, sales offices, and occupancy and depreciation expense.  Marketing and sales expense decreased 9% to $2.1 million in the first quarter of 2003 from $2.3 million during the first quarter of 2002.  These decreases in marketing and sales expenses were the result of lower commission expense that corresponds with lower license revenues, lower marketing program costs in 2003 than 2002 and, to a lesser extent, lower travel costs associated with our continued effort to reduce costs.

As a percentage of total revenue, marketing and sales expenses decreased to 36% for the first quarter of 2003 from 37% in the first quarter of 2002.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel expenses and supplies. Research and development expenses decreased 16% to $1.3 million in the first quarter of 2003 from $1.5 million for the first quarter of 2002. These decreases were primarily due to lower employee related expenses due to the cost-cutting actions taken in 2002.  To date, all research and development expenditures have been expensed as incurred.

As a percentage of total revenue, research and development expenses decreased to 22% in the first quarter of 2003 from 24% for the first quarter of 2002.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources and general management functions.  In addition, general and administrative expenses include outside legal, public relations, audit and external reporting costs. General and administrative expenses increased 5% to $848,000 in the first quarter of 2003 from $804,000 in the first quarter of 2002.

As a percentage of total revenue, general and administrative expenses increased slightly to 14% in the first quarter of 2003 from 13% in the first quarter of 2002.

Other Income, Net

Other income, net represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents and the foreign currency gain or loss as a result of entering into transactions denominated in currencies other than our local currency.  We reported net other income of $80,000 in the first quarter of 2003 and net other income of $53,000 in the first quarter of 2002.  This increase was primarily the result of the gain on foreign exchange rates.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We incurred net operating losses in the first quarter of 2003 and 2002. We also incurred foreign withholding tax and state tax of approximately $24,000 and $13,000 in the first quarters of 2003 and 2002, respectively, which are included within the income tax provision.

Due to our history of operating losses and other factors, we believe that there is uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $19.7 million has been recorded against our net deferred tax assets of approximately $19.7 million. Approximately $1.5 million of the valuation allowance for deferred tax assets is attributed to employee stock deductions, the benefit from which will be allocated to additional paid in capital when and if subsequently realized. We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

Due to the “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Liquidity and Capital Resources

In the three months ended January 31, 2003, net cash of $412,000 was provided by operating activities and was generated by decreases in accounts receivable and inventory, partially offset by the first quarter net loss and decreases in accounts payable and accrued liabilities.  In the three months ended January 31, 2002, operating activities provided net cash of $2.0 million, primarily the result of a substantial decrease in accounts receivable that was partially offset by our net loss and a decrease in accrued liabilities.

In the three months ended January 31, 2003, net cash used in investing activities of $249,000 was the result of the acquisition costs of  $213,000 for Mokume Software and the purchase of property and equipment of approximately $36,000.  In the three months ended January 31, 2002, net cash of approximately $8,000 was provided by the sale of property and equipment.

In the first quarter of 2003, net cash provided by financing activities was $42,000, which resulted primarily from the sale of common stock through our employee purchase plan. In the first quarter of 2002, net cash of $292,000 was used in financing activities.  This was primarily due to repayment of our short-term debt of approximately $519,000, that was partially offset by the proceeds from the sale of common stock of approximately $244,000 in connection with our employee stock purchase program.

At January 31, 2003, we had $4.7 million in cash and cash equivalents, a slight increase from $4.4 million in cash and cash equivalents as of October 31, 2002. We maintain a revolving credit line with a bank that expires in April 2003.  The maximum amount that can be borrowed under the revolving credit line is the lesser of $5.0 million or 80% of eligible accounts receivable.  As of January 31, 2003, there were no borrowings outstanding under this line. Borrowings are secured by a lien on substantially all of our assets.  Borrowings outstanding bear interest at prime rate plus 4.00% (8.25% at January 31, 2003). The amount available under this line fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. The loan agreement contains no financial covenants, but prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.

At January 31, 2003, our commitments for capital expenditures were not material.

*We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2003.   *However, although we expect to be able to effectively manage our cash resources and bank credit line, there can be no assurance that our cash resources will be adequate, as our operating results are very difficult to predict and are dependent on future events. *If our financial results and cash flows fall short of our goals or forecasts, then our ability to generate required working capital will be dependent on, and subject to external events and conditions, including , our ability to successfully renew our current revolving credit line or to obtain additional debt or equity financing.. *Additionally, nearly all of our revenue to date has been derived from two products.  Consequently, if our ability to generate revenue from either of these products were negatively impacted, our cash flow would be materially adversely affected. Further, with our acquisition of Mokume Software in November 2002, we have begun to develop a new “real-time” business strategy.  *These efforts may increase our operating costs and if we fail to timely generate revenue from our real-time business, our cash flow could be adversely affected.  *Accordingly, additional debt or equity financing may be required or desirable.  *However, additional debt or equity financing may not be available to us on commercially reasonable terms, or at all, and the prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock. *The sale by the Company of additional equity or convertible debt securities to raise capital would result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving the Company or a liquidation of the Company. *New investors may also seek agreements giving them additional voting control or seats on our board of directors.  *Even if we are able to obtain additional debt or equity financing, the terms of any such financing might significantly restrict our business activities.  *The Company may also require cash in order to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of adoption of EITF 00-21 on its financial position and results of operations.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company plans to continue accounting for stock options under APB No. 25 and will adopt the disclosure provisions of SFAS 148.

Risk Factors

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At January 31, 2003, we had $4.7 million in cash and cash equivalents and working capital of approximately $1.6 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  *Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our new real-time business initiative may increase our operating expenses, and if revenues from the real-time business don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.                     If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  In addition, when our bank line expires in April 2003, there can be no assurance that it will be renewed.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives.

We are dependent on a limited number of products.  Nearly all of our revenue to date is derived from two products, VDS and Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flow and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation a further deterioration of the economy, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.   Although we plan to eventually diversify our product line through our real-time business initiative, we have not yet successfully developed or released any significant real time product offerings and there can be no assurance that we will do so.  Further, even if we succeed in timely developing and releasing new real-time products, there can be no assurance that such products will be well-received by the market or that they will generate any substantial revenue.  Accordingly, any significant reduction in revenue levels from VDS or Versant enJin can be expected to have a strong negative impact on our business and results of operation.

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

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, three customers represented 18%, 16% and 13% of quarterly revenues in the first quarter of 2003.  The timing of large orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer making declining purchases with a different major customer could have a material adverse effect on our business.

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 and pending debates over war with Iraq also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenue on the telecommunications and financial services industries, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and more recently on the financial services market, and we are becoming increasingly dependent upon the defense industry for sales of VDS and Versant enJin.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on a ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends. which could jeopardize our ability to continue to derive revenue from that industry.  In addition, the types of applications and commercial products used in the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of these markets, and demand for object-oriented databases and real-time e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can adequately hire and retain personnel for this practice.

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  For the quarter ended January 31, 2003, approximately 22% of our total revenue was derived from customers outside the United States and Canada.  This requires that we operate internationally and maintain a significant presence in international markets.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last fiscal year we have transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sale and operating expenses, it also makes our business more dependent on the skills and efforts of third parties.

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

Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, although sales to our e-business customers are often concluded in shorter time intervals and sales to the defense industry can take considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  *While we believe that the sales cycle for real-time products will be shorter than for VDS, it may be that our initial sales of real-time products may have even longer sales cycles as we strive to build credibility with new customers in different industries.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

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

Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader suites of product offerings and a larger installed base of customers than ours.  In addition, many of our competitors have well-established relationships with current and potential customers of ours.  Our competitors may be able to devote greater resources to the development, promotion and sale of their products, may have more direct access to corporate decision-makers based on previous relationships and may be able to persuade customer to purchase products competitive with our products as part of a bundled purchase by the customer of other different applications at attractive prices.  Competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results and financial condition.

We depend on successful technology development.  We believe that significant research and development expenditures will be necessary for us to remain competitive.  While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects and the accuracy of marketing strategies, these expenditures will not necessarily result in successful product introductions.  Uncertainties affecting the success of software development project introductions include technical difficulties, market conditions, competitive products and consumer acceptance of new products and operating systems. In particular, we expect that we will need to devote substantial effort to the development of new products in our real-time solutions division.

We also face certain challenges in integrating third-party technology with our products.  These challenges include the technological challenges of [software] integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology providers, which may result in delays of the commercial release of new products.

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

To date, we have not been notified that our products infringe the proprietary rights of other parties, but other parties could claim that our current or future products infringe these rights.  We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us, or at all, either of which circumstances could have a material adverse effect upon our business, operating results and financial condition.

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

Risks Related to our Stock

In order for our common stock to continue to be listed on the Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on the Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that we either (i) have stockholders’ equity of $2,500,000, or (ii) have $500,000 in net income or (iii) that the market value of our publicly held shares be $35 million or more.   The bid price of our common stock has recently been below $1.00 per share, and if it remains below that price for thirty consecutive business days, then the minimum bid price of our common stock would need to be at least $1.00 per share for ten consecutive trading days during the subsequent defined grace period to avoid delisting from the Nasdaq Smallcap Market.  If our common stock was delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

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

Ownership of our stock is concentrated.   Filings with the SEC by Vertex indicate that Vertex holds the equivalent of 4,027,034 shares (assuming conversion of all their preferred shares and exercise of all their warrants), and assuming that Versant has 18,284,993 shares outstanding (which amount consists of all outstanding shares of our common stock as of February 28, 2003, plus shares resulting from the conversion of all preferred shares and the exercise of all warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 22% of our common stock.

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

Interest rate risk.  Our cash equivalents primarily consist of money market accounts, accordingly, we don’t believe that our interest rate risk is significant.

Item 4:          Evaluation of Disclosure Controls and Procedures

(a)     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that Versant’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by Versant Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2.  Changes in Securities and Use of Proceeds

On November 19, 2002, we issued 2,424,000 shares of our common stock to the former stockholders of Mokume Software, Inc., a privately held Delaware corporation.  These shares were issued in consideration of our acquisition of all the outstanding stock of Mokume in a merger transaction, which resulted in Mokume becoming our wholly owned subsidiary.  Based on the market price of our common stock on the date of the merger, the aggregate value of the Mokume shares received was approximately $1.3 million.  We issued these shares without registration under the Securities Act of 1933, or the Securities Act in reliance on the exemptions provided Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  In relying upon the foregoing exemptions,  we took into account the limited number of Mokume shareholders (eleven in  total), their relationship to each other, the limitation of our offering to these shareholders, the information regarding Mokume, Versant and the merger transaction furnished to the Mokume shareholders,  the representation of Mokume by  legal counsel in connection with the transaction and representations and  warranties made by the Mokume shareholders to us in connection with the transaction.  No underwriters were involved in this transaction.

Our acquisition of Mokume is described in greater detail in our report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

Item  5.  Other Information

On November 20, 2002 the Company announced that it had acquired privately held Mokume Software, Inc., for 2,424,000 shares of Versant common stock (approximately 16.3% of Versant’s currently outstanding common shares). The Company recorded $363,417 of goodwill and $480,000 of purchased intangibles.  Goodwill is not subject to amortization and the intangibles are amortized over 5 years.

Pursuant to the merger agreement under which it acquired Mokume, the Company is entitled to repurchase from the former Mokume stockholders fifty percent (50%), or 1,212,000, of the shares of Versant common stock issued to them in the Merger at the price of $0.01 per share if the Company does not recognize at least $1,500,000 of revenue from the real-time computing business (as defined in the acquisition agreement) by May 19, 2004 (or by November 19, 2004 if the Company recognizes at least $900,000 of such revenue by May 19, 2004).  Our acquisition of Mokume is described in greater detail in our report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

On February 19, 2003, our Board of Directors approved the appointment of Sateesh Lele and Ajay Jain as  additional members of our Board of Directors.  Mr. Jain was the founder and former Chief Executive Officer of Mokume and is a current officer of Versant.  Mr. Lele was a member of Mokume’s Board of Directors and has served several companies as a Chief Technology Officer.

In October 2002, we entered into an agreement with PMI Group, Inc. (“PMI”), pursuant to which we agreed to sell them certain third party software and related services, for which we received payment of $1,011,790.91. Related to this transaction, we recorded revenue in the first quarter of 2003 of approximately $757,000.  Mr. Daniel Roberts is the Executive Vice President of Business Operations and Chief Information Officer of the PMI, a private mortgage guaranty insurance company, and has served as a director of Versant since July 2001.

Item  6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibits are filed herewith:

Number	Title

10.01	Separation Agreement Regarding Terms of Separation; General between registrant and Thomas Miura dated January 31, 2003.*

99.01	Chief Executive Officer’s Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

99.02	Chief Financial Officer’s Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
of The Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan

(b)         Reports on Form 8-K

On November 27, 2002, we filed a report on Form 8-K regarding our November 19, 2002 acquisition of Mokume Software, Inc., for 2,424,000 shares of Versant common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: March 14, 2003	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial Officer)

Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Nick Ordon, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Versant Corporation (the “registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                           Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                             Any fraud, whether or not material, involving management personnel or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By	/s/ Nick Ordon
Nick Ordon
Chief Executive Officer

Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Lee McGrath, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Versant Corporation (the “registrant”);

2.                                       Based on my knowledge, this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

c.                               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

d.                             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                             Any fraud, whether or not material, involving management personnel or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Lee McGrath
Lee McGrath
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith
10.01	Separation Agreement Regarding Terms of Separation; General between registrant and Thomas Miura dated January 31, 2003 *	☒

99.01	Chief Executive Officer’s Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002	☒

99.02	Chief Financial Officer’s Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002	☒

*                                         Management contract or compensatory plan.