Form 10-Q
period 2003-04-30
VERSANT CORP
filed 2003-06-16
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

(510) 789-1500
(Registrant’s telephone number, including area code):

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

As of June 4, 2003, there were outstanding 14,899,011 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended April 30, 2003

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	April 30, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,693	$4,427
Accounts receivable, net of allowance for doubtful accounts of $218 and $687, respectively	3,318	3,997
Inventory	—	882
Other current assets	531	464
Total current assets	7,542	9,770

Property and equipment, net	1,538	1,890
Other assets	33	21
Intangibles, net of accumulated amortization	437	—
Goodwill	604	240
	$10,154	$11,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$1,000	$—
Current portion of capital lease obligations	—	4
Accounts payable	376	1,292
Accrued liabilities	2,024	3,064
Deferred revenue	3,336	3,054
Deferred rent	46	30
Total current liabilities	6,782	7,444

Long-term liabilities:
Deferred revenue	149	529
Deferred rent	347	372
Total long-term liabilities	496	901

Total liabilities	7,278	8,345
Shareholders’ equity:
Convertible preferred stock, no par value	4,912	4,912
Common stock, no par value	53,463	52,790
Accumulated deficit	(55,754)	(54,319)
Accumulated other comprehensive income	255	193
Total shareholders’ equity	2,876	3,576
	$10,154	$11,921

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
REVENUE
License	$1,662	$2,466	$4,334	$5,994
Maintenance and technical support	1,531	1,295	3,098	2,674
Professional services	1,831	940	3,441	2,137
Total revenue	5,024	4,701	10,873	10,805

COST OF REVENUE
License	78	614	614	1,355
Maintenance and technical support	338	364	668	648
Professional services	1,510	997	2,950	1,991
Amortization of purchased intangibles	24	—	43	—
Total cost of revenue	1,950	1,975	4,275	3,994

Gross profit	3,074	2,726	6,598	6,811

OPERATING EXPENSES
Marketing and sales	1,767	1,823	3,893	4,169
Research and development	1,139	1,558	2,409	3,061
General and administrative	970	681	1,818	1,485
Amortization of goodwill	—	50	—	100
Total operating expenses	3,876	4,112	8,120	8,815

Loss from operations	(802)	(1,386)	(1,522)	(2,004)

Other income, net	54	330	134	383

Loss before provision for income taxes	(748)	(1,056)	(1,388)	(1,621)

Provision for income taxes	23	26	47	39

NET LOSS	$(771)	$(1,082)	$(1,435)	$(1,660)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.11)	$(0.14)

Basic and diluted weighted average common shares	13,642	12,261	13,508	12,196

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,435)	$(1,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of fixed assets	22	50
Depreciation and amortization	486	677
Provision for doubtful accounts receivable	(188)	393
Changes in current assets and liabilities:
Accounts receivable	867	1,917
Inventory	882	—
Other current assets	(67)	655
Other assets	(12)	(18)
Accounts payable	(916)	(847)
Accrued liabilities	(1,040)	(727)
Deferred revenue	(98)	(406)
Deferred rent	(10)	401
Net cash provided by (used in) operating activities	(1,509)	445

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(213)	—
Proceeds from the sale of property and equipment	—	8
Purchases of property and equipment	(113)	(3)
Net cash provided by (used in) investing activities	(326)	5

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	43	253
Principal payments under capital lease obligations	(4)	(36)
Net borrowings under short-term debt	1,000	166
Net cash provided by financing activities	1,039	383

Effect of foreign exchange rate changes	62	107
Net increase (decrease) in cash and cash equivalents	(734)	940
Cash and cash equivalents at beginning of period	4,427	4,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,693	$5,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$24	$7
Income taxes	$44	$30
Non-cash investing activities:
Issuance of common stock to Mokume shareholders	$630	$—

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

As of April 30, 2003, the Company had not achieved business volume sufficient to restore profitability and positive cash flow on a consistent basis.  The Company had a net loss of $771,000 in the three months ended April 30, 2003 and a net loss of $1.4 million in the six months ended April 30, 2003.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

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

2.   Summary of Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of the Company’s management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending October 31, 2003, or any other future period.

Revenue Recognition

Revenue consists almost entirely of license revenue earned under software license agreements; maintenance and technical support revenue derived from maintenance agreements; and professional services revenue earned for consulting and training services provided to customers.

The Company licenses its products to value-added resellers, distributors and end-users through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses the Company’s products..  Before that customer may deploy an application that it has developed under a development license, it must purchase deployment licenses that are generally based on the number of computers connected to the server that will run the application using the database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of the Company’s products  that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or as a percentage of the selling price charged by the reseller to its end-user customers.  Revenue from royalties is recognized when reported by the reseller.

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

For the quarter ended April 30, 2003, there was one customer that accounted for 25% of total quarterly revenues.  For the quarter ended April 30, 2002, there were two customers that accounted for 14% and 12% of total quarterly revenues. For the six months ended April 30, 2003, there was one customer that accounted for 21% of total quarterly revenues.  For the six months ended April 30, 2002, there were two customers that each accounted for 11% of total revenues.

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

As required by SFAS 142, the Company has ceased amortization of goodwill effective November 1, 2002.  Prior to November 1, 2002, the Company amortized goodwill over five years using the straight-line method.  As of November 1, 2002, the Company had goodwill of $240,000, which will no longer be amortized. Had the Company followed the amortization provisions of SFAS 142 for the three months ended April 30, 2002, the net loss would have decreased from $1,082,000 to $1,052,000 and the basic and diluted net loss per share would have remained the same at $ 0.09.  For the six months ended April 30, 2002 the net loss would have decreased from $1,660,000 to $1,550,000 and the basic and diluted net loss per share would have decreased from $0.14 to $0.12.

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

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on foreign currency translation that have been excluded from net loss and reflected in shareholders’ equity.  The tax effects of the components of the comprehensive loss were insignificant.  For the periods presented, comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002
Net loss	$(771)	$(1,082)	$(1,435)	$(1,660)
Foreign Currency translation adjustment	148	107	215	224
Comprehensive loss	$(623)	$(976)	$(1,220)	$(1,436)

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively “APB 25”).  Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each option on the date of grant.  The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company’s Board of Directors, at their fair value.  Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option.  The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during the three months ended April 30, 2003 and 2002.

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (hereinafter collectively referred to as “SFAS 123”).  If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant.  The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant.  The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

Summarized below are the pro forma effects on net loss and net loss per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

		Three Months Ended		Six Months Ended
		April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002
Net income (loss)	As Reported	$(771)	$(1,082)	$(1,435)	$(1,660)
Compensation expense related to:
Stock option plans		(335)	(519)	(734)	(1,036)
Employee stock purchase plans		(25)	(19)	(56)	(90)

	Pro forma	$(1,131)	$(1,620)	$(2,225)	$(2,786)

Basic and diluted net loss per share	As Reported	$(0.06)	$(0.09)	$(0.11)	$(0.14)
	Pro forma	$(0.08)	$(0.13)	$(0.16)	$(0.23)

The Company determined the assumptions to be used in computing the fair value of stock options or stock purchase rights as discussed in the remainder of this paragraph.  The Company estimated the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, expected employee turnover, and the relationship between the exercise price and the fair market value of the Company’s common stock, among other factors.  The expected volatility was estimated giving consideration to the expected useful lives of the stock options, the Company’s current expected growth rate, implied expected volatility in traded options for the Company’s common stock, and recent volatility of the Company’s common stock, among other factors.   The risk-free rate is the U.S. Treasury bill rate for the relevant expected life.  The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002	Six Months Ended April 30, 2003	Six Months Ended April 30, 2002

Risk free interest rate	1.97%	3.58%	2.32%	3.58%
Dividend yield	0%	0%	0%	0%
Volatility	130%	107%	109%	107%
Expected life	3 years	3 years	3 years	3 years

The weighted average estimated fair value of the common stock options granted during the three months ended April 30, 2003 and 2002 was $0.62 and $1.07 per share, respectively. The weighted average estimated fair value of the common stock options granted during the six months ended April 30, 2003 and 2002 was $0.56 and $1.10 per share, respectively.

The fair value of employees’ stock purchase rights under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002	Six Months Ended April 30, 2003	Six Months Ended April 30, 2002

Risk free interest rate	1.74%	2.39%	1.74%	2.39%
Dividend yield	0%	0%	0%	0%
Volatility	107%	107%	107%	107%
Expected life	0.5 - 2 years	0.5 - 2 years	0.5 - 2 years	0.5 - 2 years

There were no common stock purchase rights granted under the Purchase Plan during the three months ended April 30, 2003 and 2002. The weighted average estimated fair value of the employee stock issued during the six months ended April 30, 2003 and 2002 was $0.46 and $1.90 per share, respectively.

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

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED APRIL 30, 2003:
Basic and diluted net loss per share	$(771)	13,642	$(0.06)

FOR THE THREE MONTHS ENDED APRIL 30, 2002:
Basic and diluted net loss per share	$(1,082)	12,261	$(0.09)

FOR THE SIX MONTHS ENDED APRIL 30, 2003:
Basic and diluted net loss per share	$(1,435)	13,508	$(0.11)

FOR THE SIX MONTHS ENDED APRIL 30, 2002:
Basic and diluted net loss per share	$(1,660)	12,196	$(0.14)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002	Six Months Ended April 30, 2003	Six Months Ended April 30, 2002
Shares issuable under stock options	3,835	3,982	3,835	3,982
Shares issuable pursuant to warrants to purchase common stock	1,333	1,333	1,333	1,333
Shares issuable upon conversion of preferred stock	2,627	2,627	2,627	2,627
Shares subject to repurchase for the Mokume acquistion	1,212	—	1,212	—
	9,007	7,942	9,007	7,942

The weighted average exercise price of stock options outstanding was $2.67 and $3.42 as of April 30, 2003 and 2002, respectively.  The weighted average exercise price of warrants was $2.13 as of April 30, 2003 and 2002.

3.   Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company plans to continue accounting for stock options under APB No. 25 and has adopted the disclosure provisions of SFAS 148.

4.   Segment and Geographic Information

The Company is organized geographically and by line of business.  The Company has three major line of business reporting segments: license, maintenance and technical support and professional services, which the chief operating decision-maker (the Company’s CEO) evaluates on a regular basis.  However, the Company also evaluates certain line of business segments by vertical industries as well as by product categories.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The license line of business includes three product offerings: Versant Developer Suite (VDS), a sixth generation object database management system;) Versant enJin, a transaction accelerator that accelerates Internet transactions for the application server environment; and new product offering Versant Real-Time Framework (VRTF),  a relatively new product marketed in connection with our real-time business initiative that commenced following our acquisition of Mokume. The maintenance and technical support line of business provides customers with a wide range of support services that include telephone and internet access to support personnel, dedicated technical assistance and 24x7 support options, as well as software upgrades.  The professional services line of business provides customers with a wide range of consulting services to assist them in evaluating, installing and customizing VDS, Versant enJin or VRTF, as well as training classes on the use and operation of the Company’s products.

The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies.  The Company does not monitor assets or operating expenses by reporting segments.  Consequently, it is not practicable to show assets or operating loss by reporting segment.

The table below presents a summary of reporting segments (in thousands):

	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002	Six Months Ended April 30, 2003	Six Months Ended April 30, 2002
Revenues from unaffiliated customers:
License	$1,662	$2,466	$4,334	$5,994
Maintenance and technical support	1,531	1,295	3,098	2,674
Professional services	1,831	940	3,441	2,137
Total revenue	5,024	4,701	10,873	10,805

Cost of revenue:
License	78	614	614	1,355
Maintenance and technical support	338	364	668	648
Professional services	1,510	997	2,950	1,991
Amortization of purchased intangibles	24	—	43	—
Total cost of revenue	1,950	1,975	4,275	3,994

Gross profit:
License	1,584	1,852	3,720	4,639
Maintenance and technical support	1,193	931	2,430	2,026
Professional services	321	(57)	491	146
Amortization of purchased intangibles	(24)	—	(43)	—
Total gross profit	3,074	2,726	6,598	6,811

Operating expenses	3,876	4,112	8,120	8,815
Other income, net	54	330	134	383
Loss before income taxes	(748)	(1,056)	(1,388)	(1,621)

The table below presents the Company’s revenue by geographic region (in thousands):

	Three Months Ended April 30, 2003	Three Months Ended April 30, 2002	Six Months Ended April 30, 2003	Six Months Ended April 30, 2002
Total revenue attributable to:
United States/Canada	$3,936	$2,943	$8,501	$7,560
Germany	426	483	843	785
France	25	67	55	240
United Kingdom	494	841	1,092	1,493
Australia	11	96	12	130
Japan	132	190	358	383
Other	—	81	12	214
Total	$5,024	$4,701	$10,873	$10,805

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus, have not been disclosed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.  At April 30, 2003, one customer had an outstanding balance that represented 23% of total accounts receivable.   At April 30, 2002, there were no customers that had an outstanding balance that represented more than 10% of total accounts receivable.   The Company performs periodic credit evaluations of its customers’ financial condition. The Company generally does not require collateral security on its accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

5.   Restructuring Costs

On October 31, 2001, the Company implemented a restructuring plan aimed at optimizing performance in Europe.  The primary goal was to reduce operating expenses, while maintaining revenue streams in Europe. As a result, the Company changed its distribution in France from a wholly owned subsidiary to an independent distributor.  The Company incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, termination of the building lease and accounting and legal costs associated with the closure of the office and the write-off of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.  All remaining obligations were paid as of April 30, 2003.

6.   Line of Credit

The Company has a revolving credit line with a bank that expires on July 18, 2004.  The maximum amount that can be borrowed under this line is the lesser of  $5.0 million or 80% of eligible accounts receivable.  As of April 30, 2003,  $1.0 million was outstanding under this line, which was fully repaid on May 1, 2003. Borrowings are secured by a lien on substantially all of the Company’s assets.  Borrowings bear interest at the bank’s prime rate plus 4.00% (8.25% at April 30, 2003). The loan agreement contains no financial covenants, but prohibits the payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

7.   Commitments and Contingencies

Legal Proceedings

The Company and certain of its present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California on January 26, 1998, February 5, 1998, March 11, 1998 and March 18, 1998. On June 19, 1998, a Consolidated Amended Complaint was filed by the court-appointed lead plaintiff.  After the court dismissed two amended complaints, plaintiffs filed a Third Amended Complaint on May 10, 2001 that alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance.  On December 4, 2001, the court dismissed the Third Amended Complaint with prejudice due to plaintiffs’ failure to state a claim in their securities fraud action.  On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. The Company responded with an answering brief and the appellant filed their reply brief. Oral arguments were heard on January 14, 2003 and on January 23, 2003 the Court of Appeals affirmed the District Court’s dismissal.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA.  In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company.  To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of April 30, 2003.  For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

8.   Business Combinations

On November 19, 2002, the Company acquired 100% of the outstanding common stock of Mokume Software, Inc. (“Mokume”).   Mokume develops, markets and supports real-time computing software solutions and related services for customers in the manufacturing industry to improve their business processes and logistics. Mokume is currently developing software products and technologies for building real-time computing software applications that link real-time data sources to an enterprise’s central software databases. Real-time computing solutions enable an enterprise to obtain information in real time from different parts of its operations in order to make better decisions based on up-to-the-minute information. To date, the Company has offered real-time consulting services and real-time product Versant Real-Time Framework  (VRTF). The Company expects that its current object database products, VDS and enJin, will be an integral part of the Company’s real-time solution offerings.

The aggregate purchase price for the acquisition of Mokume was $843,417, which included the issuance of 1.2 million shares of common stock of the Company, valued at $630,240 and $213,177 in acquisition related costs. The value of the common shares issued was determined based on the market price of the Company’s common shares of $0.52 on November 19, 2002, the acquisition date.    A total of 2.4 million shares of common stock were issued for our acquisition of Mokume in November 2002.  The acquisition was accounted for using the purchase method of accounting.  The acquisition excludes the effect of an additional 1.2 million of those shares that are subject to repurchase by the Company unless certain operational targets relating to the acquired business are achieved. Upon the termination of this repurchase right as to these additional shares, the Company will record the additional consideration.

The following table summarizes the purchase price allocation:

Purchased technology	$480,000
Goodwill	363,417
Total assets acquired	$843,417

The Company obtained an independent appraiser’s valuation to determine the amounts allocated to purchased technology and goodwill. The valuation analysis utilized the income approach and utilized the relief from royalty and cost approaches as reasonableness checks.  Based on this valuation, $480,000 was allocated to purchased technology, which represented the fair market value of the technology for each of the existing products, as of the date of the acquisition. The purchased technology was assigned a useful life of five years and will be amortized to cost of goods sold.  Amortization of purchased technology related to the acquisition of Mokume was $43,000 for the six months ended April 30, 2003.

The remaining purchase price of $363,417 was allocated to goodwill. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis. The Company anticipates that any additional contingent consideration will be allocated to goodwill.  The condensed consolidated statement of operations for the three months ended April 30, 2003 includes the results of operations relating to Mokume’s business activity subsequent to the date of acquisition.  If the results of the two companies were combined on a pro forma basis for the three months ended April 30, 2003 and 2002, the difference between pro forma results and actual results reported herein would be immaterial.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements are based on our current expectations about our business and industry, which reflect our beliefs and assumptions based upon information reasonably available to us at the date of this report.  These forward-looking statements include, among other things, projections or forecasts of our future financial performance and/or trends anticipated for our business or industry.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might, “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions.  In other (but not all) cases we have identified sentences containing forward-looking statements by preceding the sentence with an asterisk.  Neither the use of the above-referenced words nor the use of asterisks is the exclusive means of identifying forward-looking statements.  We caution that forward-looking statements are not guarantees or assurances of our future performance and are subject to numerous significant risks and uncertainties that are difficult to predict.  Consequently, our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties.  Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed within this Item 2 and in our report on Form 10-K for our fiscal year ended October 31, 2002 on file with the Securities and Exchange Commission, especially under the section titled “Risk Factors”.  You are urged to carefully review and consider these risk factors and other disclosures made in our reports filed with the Securities and Exchange Commission that disclose risk associated with our business.    We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason.

Overview

We were incorporated in August 1988.  Our principal products are the Versant Developer Suite, or VDS, a sixth generation object database management system, Versant enJin, a database management product suite for e-business that accelerates transactions for application servers and Versant Real-Time Framework, or VRTF.  We commenced commercial shipment of VDS in 1991 and commercially released Versant enJin in 2000.  We license VDS, Versant enJin and peripheral products, and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.  Following our acquisition of Mokume in November of 2002, we commenced our real-time solutions business and in January 2003, announced our VRTF real-time solutions product.  In addition to these primary products, we also resell related software and services. To date, substantially all of our revenue has been derived from our following data management products and services:

(1)                                  sales of licenses for VDS, Versant enJin and VRTF;

(2)                                  related maintenance, training and consulting services (Versant consulting practice and dedicated Websphere practice);

(3)                                  nonrecurring engineering fees received in connection with providing services associated with VDS and Versant enJin;

(4)                                  sales of peripheral products for VDS and Versant enJin;

(5)                                  the resale of licenses, maintenance, training and consulting for third-party products that complement VDS and Versant enJin; and

(6)                                  reimbursements received for out of pocket expenses incurred for revenue in the income statement;

In the second quarter of 2003, we continued to focus on the following major sales and product development initiatives: enhancement of and revenue growth in our data management products, VDS and Versant enJin;  and continued  development and integration of the real-time solutions business initiative and products (VRTF); and growth in our consulting service programs.

*We expect that licenses of VDS, Versant enJin, related products, VRTF, and new products we develop in our real-time business and third-party products and sales of associated services will be our principal sources of revenue for the foreseeable future.  *While it will continue to be important for us to derive revenue from customers we have historically served in the telecommunications, financial services and defense industries, we believe that our future performance will depend to a significant degree on our efforts in the real-time market and to a lesser degree on the e-business market.   *Success in the market for real-time products, will depend on both the successful growth and emergence of this market and its continued need for highly scalable, high performance and reliable object-based technologies such as ours.  *Our business will likely be materially and adversely affected if the real-time computing market fails to grow and develop as quickly as we have anticipated, or if our products fail to perform favorably in, or fail to become an accepted component of the real-time market.

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

Mokume Software, which was recently acquired by us, does not have significant tangible assets and, as a result, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill.  Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on our future operating results.  The allocation of the purchase price of acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows.  Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

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

Results of Operations

Comparing the quarter ended April 30, 2003 with the same period last year our loss from operations improved by 42% a combination of revenue growth, lower cost of revenue and lower operating expenses. For the six months ended April 30, 2003 compared with the same period last year our loss from operations improved by 24%, a combination of nominal revenue growth and lower operating expenses partially offset by higher cost of revenue.

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Revenue:
License	34%	52%	40%	55%
Maintenance and technical support	30%	28%	28%	25%
Professional services	36%	20%	32%	20%
Total revenue	100%	100%	100%	100%
Cost of revenue:
License	2%	13%	6%	13%
Maintenance and technical support	7%	8%	6%	6%
Professional services	30%	21%	27%	18%
Amortization of purchased intangibles	0%	—		—
Total cost of revenue	39%	42%	39%	37%

Gross profit	61%	58%	61%	63%
Operating expenses:
Marketing and sales	35%	39%	36%	39%
Research and development	23%	33%	22%	28%
General and administrative	19%	14%	17%	14%
Amortization of goodwill	—	1%	—	1%
Total operating expenses	77%	87%	75%	82%
Loss from operations	(16)%	(29)%	(14)%	(19)%
Other income (expense), net	1%	7%	1%	4%
Loss before income taxes	(15)%	(22)%	(13)%	(15)%
Provision for income taxes	0%	1%	0%	0%
Net loss	(15)%	(23)%	(13)%	(15)%

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2003	2002		2003	2002
Revenue:
License	$1,662	$2,466	(33)%	$4,334	$5,994	(28)%
Maintenance and technical support	1,531	1,295	18%	3,098	2,674	16%
Professional services	1,831	940	95%	3,441	2,137	61%
Total revenue	5,024	4,701	7%	10,873	10,805	1%
Cost of Revenue:
Cost of license	78	614	(87)%	614	1,355	(55)%
Cost of maintenance and technical support	338	364	(7)%	668	648	3%
Cost of professional services	1,510	997	51%	2,950	1,991	48%
Amortization of purchased intangibles	24	—	n/a	43	—	n/a
Total cost of revenue	1,950	1,975	(1)%	4,275	3,994	7%
Operating expenses:
Marketing and sales	1,767	1,823	(3)%	3,893	4,169	(7)%
Research and development	1,139	1,558	(27)%	2,409	3,061	(21)%
General and administrative	970	681	42%	1,818	1,485	22%
Amortization of goodwill	—	50	(100)%	50	100	(50)%
Total operating expense	3,876	4,112	(6)%	8,120	8,815	(8)%
Loss from operations	(802)	(1,386)	(42)%	(1,522)	(2,004)	(24)%
Other income, net	54	330	(84)%	134	383	(65)%
Loss before income taxes	(748)	(1,056)	(29)%	(1,388)	(1,621)	(14)%
Provision for income taxes	23	26	(12)%	47	39	21%
Net loss	$(771)	$(1,082)	(29)%	$(1,435)	$(1,660)	(14)%

Revenue

Revenue consists of license fees, maintenance and technical support fees and professional services fees.   Total revenue for the second quarter of 2003 increased 7% to $5.0 million from $4.7 million in the second quarter of 2002.  For the six months ended April 30, 2003 revenue increased 1% to $10.9 million from $10.8 million for the same period of 2002. These increases were due to increased professional services and maintenance revenues and were offset by lower license revenues.  Telecommunication revenues accounted for approximately 15% of our second quarter 2003 revenues compared with approximately 18% for the second quarter of 2002 and were approximately 14% of revenues for the six months ended April 30, 2003 versus approximately 30% for the same period of 2002.  Technology sector revenues partially offset the decline in telecommunications revenues with approximately 42% of our second quarter 2003 revenues being generated here compared with approximately 24% for the second quarter of 2002 and approximately 30% of revenues for the six months ended April 30, 2003 versus approximately 19% for the same period of 2002. Revenues from our financial services customers remained reasonably constant over the periods. Our deal volume was down overall in 2003 compared with the same three month and six month periods last year, although the average transaction size increased slightly.

International revenue decreased to 22% of our total revenue in the second quarter of 2003, down from 37% of total revenue in the second quarter of 2002.  International revenue also decreased to 22% of our total revenue for the six months ended April 30, 2003 from 30% in the same six month period last year.  We believe these decreases were primarily the result of the economic downturn, especially as it applied to the telecommunications industry, which has had a more marked effect on international sales, particularly in Europe, than on domestic sales.

License revenue

License revenue decreased 33% to $1.7 million in the second quarter of 2003 from $2.5 million in the second quarter of 2002. License revenue decreased 28% to $4.3 million in the six months ended April 30, 2003 from $6.0 million in the same period of 2002.  These decreases were due to the economic downturn, which has resulted in longer sales cycles and customers’ continued preference for licensing our software on an “as needed” basis versus the historical practice of prepaying license fees in advance of usage.  Of our total license revenue for the second quarter of 2003, 99% was generated from proprietary products (VDS and to a much lesser extent, enJin) and 1% from the resale of third-party software. Of our total license revenue for the second quarter of 2002, 100% was generated from proprietary products (VDS and enJin) and no license revenue was generated from the resale of third-party software. Of our total license revenue for the six months ended April 30, 2003, 80% was generated from proprietary products (VDS and to a much lesser extent, enJin) and 20% from the resale of third-party software. Of our total license revenue for the second quarter of 2002, 89% was generated from proprietary products (VDS and enJin) and 11% was generated from the resale of third-party software.  As a percentage of total sales, license revenue decreased to 34% in the second quarter of 2003 from 52% in the second quarter of 2002 and decreased to 40% in the six months ended April 30, 2003 from 55% in the same period of 2002.

Maintenance and technical support revenue

Maintenance and technical support revenue includes revenue derived from maintenance agreements that provide customers internet and telephone access to support personnel and software upgrades, dedicated technical assistance and 24x7 support options.  It also includes maintenance revenue on the resale of third party products.  Maintenance and technical support revenues increased 18% in the second quarter of 2003 to $1.5 million from $1.3 million in the second quarter of 2002 and increased 16% in the six months ended April 30, 2003 to $3.1 million from $2.7 million in the second quarter of 2002. These increases are primarily due to increases in maintenance fees and our efforts to bring the customer installed base current on end of life and obsolete products.  As a percentage of total sales, maintenance and technical support revenues increased to 30% in the second quarter of 2003 from 28% in the second quarter of 2002 and increased to 28% in the six months ended April 30, 2003 from 25% in the same period of 2002.

Professional services revenue

Professional services includes revenue derived from consulting services we provide with respect to Versant products as well as on IBM’s WebSphere product, training services, and related travel to provide these services. Professional services revenues increased 95% in the second quarter of 2003 to $1.8 million from $940,000 in the second quarter of 2002 and increased 61% in the six months ended April 30, 2003 to $3.4 million from $2.1 million in the six months ended April 30, 2002.  These increases were primarily due to higher consulting revenues in our dedicated WebSphere consulting practice and secondarily to higher revenues in our Versant consulting practice.  As a percentage of total sales, professional service revenues increased to 36% in the second quarter of 2003 from 20% in the second quarter of 2002 and increased to 32% in the six months ended April 30, 2003 from 20% in the same period of 2002.

Cost of Revenue and Gross Profit Margins

Total cost of revenue remained relatively constant at  $2.0 million in the second  quarter of 2003 when compared to the second quarter of 2002.   Total cost of revenue increased 7% to $4.3 million in the six months ended April 30, 2003 from $4.0 million in the same period of 2002 with higher professional service costs being partially offset by lower cost of license fees. As a percentage of total revenue, total cost of revenue decreased to 39% of total revenue in the second quarter of 2003 from 42% in the second quarter of 2002 due more to increased revenues than cost reductions.  Total cost of revenue increased to 39% of total revenue in the six months ended April 30, 2003 from 37% in the same period of 2002 with higher costs only partially negated by increased revenues.

Cost of license revenue

Cost of license revenue consists of third-party product and royalty obligations, increases in the reserve for doubtful accounts, costs of user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.  Cost of license revenue decreased 87% to $78,000 in the second quarter of 2003 from $614,000 in the second quarter of 2002 and decreased 55% to $614,000 in the six months ended April 30, 2003 from $1.4 million in the same period of 2002 mainly as a result of decreases in the provision for doubtful accounts and, to a lesser degree,  due to lower costs associated with the resale of third-party products. As a percentage of total sales, total cost of license revenue decreased to 2% in the second quarter of 2003 from 13% in the second quarter of 2002 and decreased to 6% in the six months ended April 30, 2003 from 13% in the same period of 2002 primarily due to license cost decreases, lower provision for doubtful accounts and lower third-party costs, augmented by the revenue increases in both the three and six month review periods.

Cost of maintenance and technical support revenue

Cost of maintenance and technical support revenue consists principally of personnel costs (both employee and sub-contractors) associated with providing technical support to our customers as well as costs associated with the resale of third-party maintenance contracts.  Cost of maintenance and technical support revenues decreased 7% in the second quarter of 2003 to $338,000 from $364,000 in the second quarter of 2002 and increased 3% in the six months ended April 30, 2003 to $668,000 from $648,000 in the second quarter of 2002. The quarter over quarter decrease was primarily the result of lower employee costs associated with reduced headcount. Comparing the first six months of 2003 with the same period last year the increase was attributable to higher labor costs. As a percentage of total sales, cost of maintenance and technical support revenue decreased slightly to 7% in the second quarter of 2003 from 8% in the second quarter of 2002 and remained constant at 6% in the six months ended April 30, 2003 and 2002.

Cost of professional services revenue

Cost of professional services revenue consists of personnel costs (both employee and sub-contractors) associated with providing WebSphere and Versant consulting and training services, and the travel costs associated with providing these services. Cost of revenues from professional services may vary depending on whether such services are provided by Versant  personnel or by sub-contracted third party consultants.  Cost of professional services revenues in the second quarter of 2003 was $1.5 million, which represented an increase of 51% over $997,000 for costs in the second quarter of 2002.  In the six months ended April 30, 2003 costs of professional services revenue increased 48% to $3.0 million compared to $2.0 million in the same period of 2002.  These increases are mainly due to higher labor costs used to provide professional services, in particular for our WebSphere consulting practice.  Increases in costs of professional services are also often largely volume related, although increased consultant utilization in the second quarter and first half of 2003 compared with the comparable periods last year resulted in the percentage increase in the cost of professional services revenue being smaller than the percentage increase in professional services revenue. As a percentage of total sales, cost of professional services revenue increased to 30% in the second quarter of 2003 from 21% in the second quarter of 2002 and increased to 27% of total sales in the six months ended April 30, 2003 from 18% in the same period of 2002 with increased cost of professional services being only partially offset by revenue increases.

Amortization of purchased intangibles

Amortization of purchased intangibles of $24,000 was recorded in the second quarter of 2003 and $43,000 in the six months ended April 30, 2003 in connection with the acquisition of Mokume Software.  The purchased intangibles were recorded at $480,000 and are being amortized over 5 years.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, business development, travel, advertising, public relations, seminars, trade shows, lead generation, literature, product management, sales offices, and occupancy and depreciation expense.   Marketing and sales remained relatively constant at $1.8 million in the second quarter of 2003 compared to $1.8 million during the second quarter of 2002 and decreased 7% to $3.9 million for the six months ended April 30, 2003 from $4.2 million during the same period of 2002. These decreases were the result of lower commission expense that corresponds with lower license revenues, salary reductions due overall cost reduction efforts and lower marketing program costs.  As a percentage of total revenue, marketing and sales expenses decreased to 35% for the second quarter of 2003 from 39% in the same quarter of 2002 more due to increased revenue than cost reductions and decreased to 36% in the six months ended April 30, 2003 from 39% during the same period of 2002 mainly due to cost reductions augmented with the revenue increase.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation, the expensing of development equipment, occupancy expenses, travel expenses and supplies. Research and development expense decreased 27% to $1.1 million in the second quarter of 2003 from $1.6 million in the second quarter of 2002 and decreased 21% to $2.4 million for the six months ended April 30, 2003 from $3.1 million for the same period of 2002.  These decreases were due to lower employee related costs as a result of the cost reduction efforts taken in the latter part of 2002.  As a percentage of total revenue, research and development expenses decreased to 23% for the second quarter of 2003 from 33% in the same quarter of 2002 and decreased to 22% in the six months ended April 30, 2003 from 28% during the same period of 2002 primarily due to lower costs and  secondarily due to revenue increases.  To date, all research and development expenditures have been expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, and other labor costs associated with our accounting, legal, human resources and general management functions as well as the outside legal, audit, tax, external reporting and public relations costs. General and administrative expense increased 42% to $970,000 in the second quarter of 2003 from $681,000 in the second quarter of 2002 and increased 22% to $1.8 million for the six months ended April 30, 2003 from $1.5 million for the same period in 2002.   These increases are due to the incremental payroll costs associated with our real-time solutions business acquisition, as well as increased outside accounting and legal costs.  As a percentage of total revenue, general and administrative expenses increased to 19% in the second quarter of 2003 from 14% in the same quarter of 2002 and increased to 17% in the six months ended April 30, 2003 from 14% for the same period of 2002 with cost increases being only partially offset by increased revenues.

Other Income, Net

Other income, net represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents and the foreign currency gain or loss as a result of entering into transactions denominated in currencies other than our local currency.  We reported net other income of $54,000 and $330,000 in the second quarter of 2003 and 2002, respectively and net other income of $134,000 and $383,000 in the six months ended April 30, 2003 and 2002, respectively. Net other income was comprised of a $200,000 refund of an insurance premium received in the three months ended April 30, 2002, miscellaneous other income and  realized foreign currency gains on cash transfers from our European subsidiaries.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We incurred net operating losses in the second quarter of 2003 and 2002 and in the six months ended April 30, 2003 and 2002. We also incurred foreign withholding tax and state income tax of approximately $23,000 and $26,000 in the second quarters of 2003 and 2002, respectively, and $47,000 and $39,000 in the six months ended April 30, 2003 and 2002, respectively, which are included within the income tax provision.

Due to our history of operating losses and other factors, we believe that there is uncertainty regarding the realizability of our net operating loss carryforwards and, therefore, a valuation allowance has been recorded against our net deferred tax assets of approximately $19.7 million. Approximately $1.5 million of the valuation allowance for deferred tax assets is attributed to employee stock deductions, the benefit from which will be allocated to additional paid in capital when and if subsequently realized. We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

Due to the “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Liquidity and Capital Resources

In the six months ended April 30, 2003, net cash of $1.5 million was used in operating activities.  Our net loss and the decreases in accrued liabilities, accounts payable, other current assets and deferred revenues and was only partially offset by the decrease in accounts receivable and inventory, as well as the depreciation of fixed assets and the amortization of intangibles.

In the six months ended April 30, 2003, net cash used in investing activities of $326,000 included acquisition costs of  $213,000 incurred in connection with our acquisition of Mokume Software in November 2002 and the purchase of property and equipment of approximately $113,000.

In the six months ended April 30, 2003, net cash provided by financing activities was $1.0 million, which resulted from short-term borrowings of $1.0 million, as well as proceeds of $43,000 from the sale of common stock through our employee purchase plan.

At April 30, 2003, we had $3.7 million in cash and cash equivalents, a decrease of $700,000 from $4.4 million in cash and cash equivalents as of October 31, 2002. We maintain a revolving credit line with a bank that expires in July 2004.  The maximum amount that can be borrowed under the revolving credit line is the lesser of $5.0 million or 80% of eligible accounts receivable.  As of April 30, 2003, there were borrowings of  $1.0 million outstanding under this line, which were fully repaid on May 1, 2003. Borrowings under this credit line are secured by a lien on substantially all of our assets.  Borrowings outstanding bear interest at prime rate plus 4.00% (8.25% at April 30, 2003). The amount available under this credit line fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. The loan agreement contains no financial covenants, but prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.

At April 30, 2003, our commitments for capital expenditures were not material.

*We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2003.   *However, although we expect to be able to effectively manage our cash resources and bank credit line, there can be no assurance that our cash resources will be adequate, as our operating results are very difficult to predict and are dependent on future events. *If our financial results and cash flows fall short of our goals or forecasts, then our ability to generate required working capital will be dependent on, and subject to external events and conditions, including, our ability to obtain additional debt or equity financing.. *Additionally, nearly all of our revenue to date has been derived from two of our data managment products .  Consequently, if our ability to generate revenue from either of these products were negatively impacted, our cash flow would be materially adversely affected. Further, with our acquisition of Mokume Software in November 2002, we have begun to develop a new “real-time” business strategy.  *These efforts may increase our operating costs and if we fail to timely generate revenue from our real-time solutions business, our cash flow could be adversely affected.  *Accordingly, additional debt or equity financing may be required or desirable.  *However, additional debt or equity financing may not be available to us on commercially reasonable terms, or at all, and the prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock. *The sale by the Company of additional equity or convertible debt securities to raise capital would result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving the Company or a liquidation of the Company. *New investors may also seek agreements giving them additional voting control or seats on our board of directors.  *Even if we are able to obtain additional debt or equity financing, the terms of any such financing might significantly restrict our business activities.  *The Company may also require cash in order to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.  See “Risk Factors — Risks Related to Our Business” below regarding risks related to the fact that we have limited working capital.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

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

Risk Factors

As noted above, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At April 30, 2003, we had $3.7 million in cash and cash equivalents and working capital of approximately $760,000. To date, we have not achieved profitability or positive cash flow on a sustained basis.  Between our last fiscal year end at October 31, 2002 and April 30, 2003, the close of our last fiscal quarter, our cash and cash equivalents decreased by approximately $734,000.  *Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  *For example, our new real-time business initiative may increase our operating expenses, and if revenues from the real-time business don’t materialize, or fail to materialize when anticipated, our working capital could be adversely impacted. Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.   If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all, or within the time frame we may require.  If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

We are dependent on a limited number of products.   Nearly all of our revenue to date is derived from two products, VDS and Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flow and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation a further deterioration of the economy, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.   *Although we plan to eventually diversify our product line through our real-time business initiative, to date we have only developed one released real-time product, VRTF, which to date has not generated meaningful revenue and is that sense an unproven product.  We have not yet successfully developed or released any other significant real time product offerings and there can be no assurance that we will do so.  Further, even if we succeed in timely developing and releasing new real-time products, there can be no assurance that such products will be well-received by the market or that they will generate any substantial revenue.  Accordingly, any significant reduction in revenue levels from VDS or Versant enJin, or our failure to generate revenue from VRTF or any other real-time product can be expected to have a strong negative impact on our business and results of operation.

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

•                  failure to timely develop and launch successful new real-time products;

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

We may not be able to manage our costs effectively given the unpredictability of our revenue.  *We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to our new real-time business. If planned revenue growth, including revenue from real-time products, does not materialize, or fails to materialize on a timely basis, our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer represented 25% of quarterly revenues in the second quarter of 2003.  The timing of large orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer who purchase levels are declining  with a new or different major customer who purchases at comparable or greater levels could have a material adverse effect on our business.

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

We rely for revenue on the telecommunications and financial services industries, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and more recently on the financial services market, and we are becoming increasingly dependent upon the defense industry for sales of VDS and Versant enJin.  Our success in these markets is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on a ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends. which could jeopardize our ability to continue to derive revenue from that industry.  In addition, the types of applications and commercial products used in the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth (or whether there will be future growth) of these markets, and demand for object-oriented databases and real-time e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can adequately hire and retain personnel for this practice.

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  For the quarter ended April 30, 2003, approximately 22% of our total revenue was derived from customers outside the United States and Canada.  This requires that we operate internationally and maintain a significant presence in international markets.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last fiscal year we have transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sale and operating expenses, it can also decrease our profit margins and makes our business more dependent on the skills and efforts of third parties.

Our international operations are subject to a number of other risks.  These risks include, but are not limited to:

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

In addition, in light of increasing global security concerns in the wake of the events of September 11, 2001 and increased risk of terrorism, there may be additional risks of disruption to our international sales activities.  Any prolonged disruption in markets in which we derive significant revenue may potentially have an adverse impact on our revenues and results of operations.

Our products have a lengthy sales cycle.  The typical sales cycle for our products, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, although sales to the defense industry can take considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  *While we believe that the sales cycle for real-time products will be shorter than for VDS, it may be that our initial sales of real-time products may have even longer sales cycles as we strive to build credibility with new customers in different industries.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

We are focusing our growth efforts on our new real-time computing business, which presents certain new risks.  *With our acquisition of Mokume Software in November 2002 we began to develop a new “real-time” business strategy that we believe will enable us to expand our business by addressing new customers in different industries with new solutions.  *We have developed one real-time product, VRTF, and also hope to ultimately develop additional real-time applications for our technology as part of this new business.  However the real-time market is relatively new and our efforts to develop a real-time business will require us to sell and market our products to manufacturing companies and companies in other new industries with which we have not had prior sales or marketing experience.   We believe that success in developing and selling real-time business products will require us to devote appropriate efforts to developing the strong sales, marketing and development skills required to address new target markets. These efforts may increase our operating costs and if we fail to timely generate revenue from our real-time business our working capital and operating results could be adversely affected.  There can be no assurance that our efforts to pursue the real-time computing business will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998 alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Securities Exchange Act, in connection with public statements about Versant and its financial performance. On December 4, 2001, the court dismissed the Third Amended Complaint with prejudice due to Plaintiff’s failure to state a claim of their securities fraud action. On December 13, 2001, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 2, 2002, the plaintiffs, now as appellants, filed an opening brief alleging the dismissal was in error and should be reversed. We filed our answering brief and the appellant filed their reply brief. Oral arguments were heard on January 14, 2003 and on January 23, 2003 the Court of Appeals affirmed the District Court’s dismissal.  Although this case has been dismissed as of this date, there can be no assurance that the Company will not be subject to other similar litigation in the future.

Risks Related to Our Industry

We face competition for our products.  For our VDS products, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (which was acquired by Progress Software Corporation in 2002), Objectivity, Inc. and Poet Software Corporation.  Traditional relational database management competitors include Oracle, Computer Associates, Sybase, IBM and Microsoft.

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

Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader suites of product offerings and a larger installed base of customers than ours.  In addition, many of our competitors have well-established relationships with current and potential customers of ours.  Our competitors may be able to devote greater resources to the development, promotion and sale of their products.  They also may have more direct access to corporate decision-makers based on previous relationships and may be able to persuade customer to purchase products competitive with our products as part of a bundled purchase by the customer of other different applications at attractive prices.  Competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, pricing, operating results and financial condition.

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

We also face certain challenges in integrating third-party technology with our products.  These challenges include the technological challenges of software integration, which may result in development delays, and difficulty in negotiating favorable economic and business terms of our relationship with the third-party technology providers, which may result in delays of the commercial release of new products.

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

We depend on our personnel, for whom competition is intense.  Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business.  Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Our current financial position may make it more difficult to attract and retain highly talented individuals due in part to constraints on our ability to offer compensation at levels that may be offered by larger competitors.

Risks Related to our Stock

In order for our common stock to continue to be listed on the Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on the Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that we either (i) have stockholders’ equity of $2,500,000, or (ii) have $500,000 in net income or (iii) that the market value of our publicly held shares be $35 million or more.   The bid price of our common stock has recently been below $1.00 per share for thirty consecutive business days, and if it does not achieve a minimum bid price of at least $1.00 per share for ten consecutive trading days prior to September 16, 2003 our common stock can be delisted from the Nasdaq Smallcap Market.  If our common stock was delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

Our stock price is volatile.  Our revenue, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis.  We have previously experienced revenue and earnings results that were significantly below levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock.  This may occur again in the future.  Additionally, because a significant portion of our revenue often recognized late in the quarter, we may not learn of revenue shortfalls until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock.

Ownership of our stock is concentrated.   Filings with the SEC by Vertex indicate that Vertex holds the equivalent of 4,027,034 shares (assuming conversion of all their preferred shares and exercise of all their warrants), and assuming that Versant has 18,261,479 shares outstanding (which amount consists of all outstanding shares of our common stock as of May 31, 2003, plus shares resulting from the conversion of all preferred shares and the exercise of all warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 22% of our common stock.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Please see our disclosure in Part II, Item 1 of our report on Form 10-Q for the quarterly period ended January 31, 2003 regarding the history and dismissal, in January 23, 2003, of certain securities class action lawsuits that were filed against us in the United States District Court for the Northern District of California.

Item  5.  Other Information

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

(b)         Reports on Form 8-K

On May 28, 2003, we filed a report on Form 8-K regarding our results for the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: June 13, 2003	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith

99.01	Chief Executive Officer’s Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002	X

99.02	Chief Financial Officer’s Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002	X