Form 10-Q/A
period 2003-04-30
VERSANT CORP
filed 2003-06-17
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending April 30, 2003 is being filed solely to amend item 6 and include Exhibit 99.01 and Exhibit 99.02, the certifications required pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002, which the Company inadvertently did not include. No revisions have been made to the Registrant's financial statement or any other disclosure contained in such Quarterly report.

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

VERSANT CORPORATION

Dated: June 17, 2003	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial Officer)

Certification Pursuant To 15 U.S.C. Section 7241,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Nick Ordon, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Versant Corporation (the “registrant”);

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, involving management personnel or other employees who have a significant role in the registrant’s internal controls; and

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

Date: June 17, 2003

By	/s/ Nick Ordon
Nick Ordon
Chief Executive Officer

Certification Pursuant To 15 U.S.C. Section 7241,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Lee McGrath, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Versant Corporation (the “registrant”);

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                            Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                           Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                            Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                            All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                            Any fraud, whether or not material, involving management personnel or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

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