Form 10-Q
period 2003-07-31
VERSANT CORP
filed 2003-09-15
CIK 865917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

As of August 29, 2003 there were outstanding 14,908,511 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended July 31, 2003

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	July 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,226	$4,427
Accounts receivable, net of allowance for doubtful accounts of $193 and $687, respectively	3,107	3,997
Inventory	—	882
Other current assets	623	464
Total current assets	6,956	9,770

Property and equipment, net	1,382	1,890
Other assets	34	21
Intangibles, net of accumulated amortization	413	—
Goodwill	658	240
	$9,443	$11,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$500	$—
Current portion of capital lease obligations	—	4
Accounts payable	788	1,292
Accrued liabilities	1,955	3,064
Deferred revenue	3,040	3,054
Deferred rent	54	30
Total current liabilities	6,337	7,444

Long-term liabilities:
Deferred revenue	10	529
Deferred rent	330	372
Total long-term liabilities	340	901

Total liabilities	6,677	8,345
Shareholders’ equity:
Convertible preferred stock, no par value	4,912	4,912
Common stock, no par value	53,493	52,790
Accumulated deficit	(55,907)	(54,319)
Accumulated other comprehensive income	268	193
Total shareholders’ equity	2,766	3,576
	$9,443	$11,921

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
REVENUE
License	$1,903	$2,105	$6,237	$8,099
Maintenance and technical support	1,501	1328	4,599	4,002
Professional services and other	2,025	1016	5,466	3,153
Total revenue	5,429	4,449	16,302	15,254

COST OF REVENUE
License	11	97	625	1,452
Maintenance and technical support	343	319	1055	967
Professional services and other	1,670	919	4,576	2,910
Amortization of purchased intangibles	24	—	67	—
Total cost of revenue	2,048	1,335	6,323	5,329

Gross profit	3,381	3,114	9,979	9,925

OPERATING EXPENSES
Marketing and sales	1,861	2,056	5,754	6,225
Research and development	971	1,490	3,380	4,551
General and administrative	691	797	2,509	2,282
Amortization of goodwill	—	51	—	151
Total operating expenses	3,523	4,394	11,643	13,209

Loss from operations	(142)	(1,280)	(1,664)	(3,284)

Other income (expense), net	4	(25)	138	358

Loss before provision for income taxes	(138)	(1,305)	(1,526)	(2,926)

Provision for income taxes	15	18	62	57

NET LOSS	$(153)	$(1,323)	$(1,588)	$(2,983)

Basic and diluted net loss per share	$(0.01)	$(0.11)	$(0.12)	$(0.24)

Basic weighted average common shares	13,672	12,301	13,563	12,231

Diluted weighted average common shares	13,672	12,301	13,563	12,231

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,588)	$(2,983)
Adjustments to reconcile net loss to used in operating activities:
Write-off of fixed assets	22	50
Depreciation and amortization	745	1,031
Provision for doubtful accounts receivable	(194)	350
Changes in current assets and liabilities:
Accounts receivable	1,084	1,801
Inventory	882	—
Other current assets	(159)	657
Other assets	(13)	(24)
Accounts payable	(504)	(894)
Accrued liabilities	(1,109)	(796)
Deferred revenue	(533)	(153)
Deferred rent	(19)	19
Net cash used in operating activities	(1,386)	(942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(267)	—
Proceeds from the sale of property and equipment	—	8
Purchases of property and equipment	(192)	(3)
Net cash used in investing activities	(459)	5

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	73	325
Principal payments under capital lease obligations	(4)	(55)
Net borrowings under short-term debt	500	459
Net cash provided by financing activities	569	729

Effect of foreign exchange rate changes on cash and cash equivalents	75	255
Net increase (decrease) in cash and cash equivalents	(1,201)	47
Cash and cash equivalents at beginning of period	4,427	4,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,226	$4,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1	$45
Income taxes	$62	$57
Non-cash investing activities:
Issuance of common stock to Mokume shareholders	$630	$—

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.              Organization, Operations and Liquidity

References to the “Company” or “Versant” in these notes to condensed consolidated financial statements refer to Versant Corporation and its subsidiaries.  The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, product concentration, a limited customer base, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, dependence on key individuals, dependence on international operations, foreign currency fluctuations, and the ability to adequately finance its ongoing operations.

As of July 31, 2003, the Company had not achieved business volume sufficient to restore profitability and positive cash flow on a consistent basis.  The Company had a net loss of $153,000 in the three months ended July 31, 2003 and a net loss of $1.6 million in the nine months ended July 31, 2003.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

On November 20, 2002 the Company announced that it had acquired Mokume Software, Inc., a privately held company developing next generation real-time solutions to the global manufacturing industry, for 2,424,000 shares of Versant common stock (approximately 16.3% of Versant’s currently outstanding common shares). The majority of the purchase price was allocated to goodwill and other purchased intangibles.  Pursuant to the merger agreement under which it acquired Mokume, the Company is entitled to repurchase from the former Mokume stockholders fifty percent (50%), or 1,212,000, of the shares of Versant common stock issued to them in the Merger at the price of $0.01 per share if the Company does not recognize at least $1,500,000 of revenue from the real-time computing business (as defined in the acquisition agreement) by May 19, 2004 (or by November 19, 2004 if the Company recognizes at least $900,000 of such revenue by May 19, 2004).

2.              Summary of Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of the Company’s management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending October 31, 2003, or any other future period.

Revenue Recognition

The Company’s revenue consists almost entirely of license revenue earned under software license agreements; maintenance and technical support revenue derived from maintenance agreements; and professional services revenue earned for consulting and training services provided to customers.

The Company licenses its products to value-added resellers, distributors and end-users through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are sold on a per seat basis and authorize a customer to develop an application program that uses the Company’s products.  Before that customer may deploy an application that it has developed under a development license, it must purchase deployment licenses that are generally based on the number of computers connected to the server that will run the application using the database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin, two of our principal products, varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

For the quarter ended July 31, 2003, there was one customer that accounted for 22% of total quarterly revenues.  For the quarter ended July 31, 2002, there were two customers that accounted for 15% and 13% of total quarterly revenues. For the nine months ended July 31, 2003, there was one customer that accounted for 21% of total revenues.  For the nine months ended July 31, 2002, there was one customer that accounted for 12% of total revenues.

Goodwill

The Financial Accounting Standards Board (F) issued Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142) in July 2001.  SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method.  SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill.  SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life.  SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

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

As required by SFAS 142, the Company has ceased amortization of goodwill effective November 1, 2002.  Prior to November 1, 2002, the Company amortized goodwill over five years using the straight-line method.  As of November 1, 2002, the Company had goodwill of $240,000, which will no longer be amortized. Had the Company followed the amortization provisions of SFAS 142 for the three months ended July 31, 2002, the net loss would have decreased from $1,323,000 to $1,272,000 and the basic and diluted net loss per share would have remained the same at $ 0.11.  For the nine months ended July 31, 2002 the net loss would have decreased from $2,983,000 to $2,832,000 and the basic and diluted net loss per share would have decreased from $0.24 to $0.23.

Impairment of Long-lived Assets

On November 1, 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes certain provisions of APB Opinion No. 30 Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  There was not a cumulative transition adjustment upon adoption.  In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on foreign currency translation that have been excluded from net loss and reflected in shareholders’ equity.  The tax effects of the components of the comprehensive loss were insignificant.  For the periods presented, comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Net loss	$(153)	$(1,323)	$(1,588)	$(2,983)
Foreign currency translation adjustment	13	148	75	255
Comprehensive loss	$(140)	$(1,175)	$(1,513)	$(2,728)

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof  (collectively “APB 25”).  Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each option on the date of grant.  The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the Company’s Board of Directors, at their fair value.  Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option.  The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during the three months ended July 31, 2003 and 2002.

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure (hereinafter collectively referred to as “SFAS 123”).  If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant.  The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant.  The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

Summarized below are the pro forma effects on net loss and net loss per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

		Three Months Ended		Nine Months Ended
		July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Net loss	As Reported	$(153)	$(1,323)	$(1,588)	$(2,983)
Compensation expense related to:
Stock option plans		(307)	(538)	(1,040)	(1,574)
Employee stock purchase plans		(27)	(22)	(83)	(112)

	Pro forma	$(487)	$(1,883)	$(2,711)	$(4,669)

Basic and diluted net loss per share	As Reported	$(0.01)	$(0.11)	$(0.12)	$(0.24)
	Pro forma	$(0.04)	$(0.15)	$(0.20)	$(0.38)

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

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Nine Months Ended July 31, 2003	Nine Months Ended July 31, 2002

Risk free interest rate	1.90%	2.85%	2.29%	3.52%
Dividend yield	0%	0%	0%	0%
Volatility	130%	107%	110%	107%
Expected life	3 years	3 years	3 years	3 years

The weighted average estimated fair value of the common stock options granted during the three months ended July 31, 2003 and 2002 was $0.01 and $0.43 per share, respectively. The weighted average estimated fair value of the common stock options granted during the nine months ended July 31, 2003 and 2002 was $0.49 and $1.03 per share, respectively.

The fair value of employees’ stock purchase rights under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Nine Months Ended July 31, 2003	Nine Months Ended July 31, 2002

Risk free interest rate	1.91%	2.14%	1.81%	2.22%
Dividend yield	0%	0%	0%	0%
Volatility	107%	107%	107%	107%
Expected life	0.5 - 2 years	0.5 - 2 years	0.5 - 2 years	0.5 - 2 years

The weighted average estimated fair value of the employee stock issued during the nine months ended July 31, 2003 and 2002 was $0.50 and $0.51 per share, respectively.

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

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED JULY 31, 2003:
Basic and diluted net loss per share	$(153)	13,672	$(0.01)

FOR THE THREE MONTHS ENDED JULY 31, 2002:
Basic and diluted net loss per share	$(1,323)	12,301	$(0.11)

FOR THE NINE MONTHS ENDED JULY 31, 2003:
Basic and diluted net loss per share	$(1,588)	13,563	$(0.12)

FOR THE NINE MONTHS ENDED JULY 31, 2002:
Basic and diluted net loss per share	$(2,983)	12,231	$(0.24)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Nine Months Ended July 31, 2003	Nine Months Ended July 31, 2002
Shares issuable under stock options	3,823	3,884	3,823	3,884
Shares issuable pursuant to warrants to purchase common stock	1,333	1,333	1,333	1,333
Shares issuable upon conversion of preferred stock	2,627	2,627	2,627	2,627
Shares subject to repurchase for the Mokume acquisition	1,212	—	1,212	—
	9,007	7,942	9,007	7,942

The weighted average exercise price of stock options outstanding was $2.65 and $3.35 as of July 31, 2003 and 2002, respectively.  The weighted average exercise price of warrants was $2.13 as of July 31, 2003 and 2002.

3.              Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies (Emerging IssuesTask Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the company’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the first quarter ending January 31, 2003.  The Company generally grants its customer a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications as well as indemnification for customers from third party claims.  Through the nine months ended July 31, 2003, costs related to these guarantees and indemnifications have not been significant and the Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

The license line of business includes three product offerings: Versant Developer Suite (VDS), a sixth generation object database management system; Versant enJin, a transaction accelerator that accelerates Internet transactions for the application server environment; and new product offering Versant Real-Time Framework (VRTF), a relatively new product marketed in connection with our real-time business initiative that commenced following our acquisition of Mokume. The maintenance and technical support line of business provides customers with a wide range of support services that include telephone and internet access to support personnel, dedicated technical assistance and emergency response support options, as well as software upgrades.  The professional services line of business provides customers with a wide range of consulting services to assist them in evaluating, installing and customizing VDS, Versant enJin or VRTF, as well as training classes on the use and operation of products of the Company and other vendors.

The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies.  The Company does not monitor assets or operating expenses by reporting segments.  Consequently, it is not practicable to show assets or operating loss by reporting segment.

The table below presents a summary of reporting segments (in thousands):

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Nine Months Ended July 31, 2003	Nine Months Ended July 31, 2002
Revenues from unaffiliated customers:
License	$1,903	$2,105	$6,237	$8,099
Maintenance and technical support	1,501	1,328	4,599	4,002
Professional services and other	2,025	1,016	5,466	3,153
Total revenue	5,429	4,449	16,302	15,254

Cost of revenue:
License	11	97	625	1,452
Maintenance and technical support	343	319	1,055	967
Professional services and other	1,670	919	4,576	2,910
Amortization of purchased intangibles	24	—	67	—
Total cost of revenue	2,048	1,335	6,323	5,329

Gross profit:
License	1,892	2,008	5,612	6,647
Maintenance and technical support	1,158	1,009	3,544	3,035
Professional services and other	355	97	890	243
Amortization of purchased intangibles	(24)	—	(67)	—
Total gross profit	3,381	3,114	9,979	9,925

Operating expenses	3,523	4,394	11,643	13,209
Other income (expense), net	4	(25)	138	358
Loss before income taxes	(138)	(1,305)	(1,526)	(2,926)

The table below presents the Company’s revenue by geographic region (in thousands):

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Nine Months Ended July 31, 2003	Nine Months Ended July 31, 2002
Total revenue attributable to:
United States/Canada	$3,864	$2,647	$12,365	$10,207
Germany	728	927	1,571	1,712
France	26	34	81	274
United Kingdom	644	737	1,736	2,230
Australia	26	5	38	135
Japan	116	95	474	478
Other	25	4	37	218
Total	$5,429	$4,449	$16,302	$15,254

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus, have not been disclosed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.  At July 31, 2003, one customer had an outstanding balance that represented 23% of total accounts receivable.   At July 31, 2002, there were two customers that had outstanding balances of 12% and 10% of total accounts receivable.   The Company performs periodic credit evaluations of its customers’ financial condition. The Company generally does not require collateral security on its accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

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

6.              Line of Credit

The Company has a revolving credit line with a bank that expires on July 18, 2004.  The maximum amount that can be borrowed under this line is the lesser of  $5.0 million or 80% of eligible accounts receivable.  As of July 31, 2003,  $500,000 was outstanding under this line, which was fully repaid on August 5, 2003. Borrowings are secured by a lien on substantially all of the Company’s assets.  Borrowings bear interest at the bank’s prime rate plus 4.00% (8.00% at July 31, 2003). The loan agreement contains no financial covenants, but prohibits the payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA.  In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company.  To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of July 31, 2003.  For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA, the Company cannot determine the amount of potential future payments, if any, related to such indemnification provisions.

8.          Business Combinations

On November 19, 2002, the Company acquired 100% of the outstanding common stock of Mokume Software, Inc. (“Mokume”).   Mokume developed, marketed and supported real-time computing software solutions and related services for customers in the manufacturing industry to improve their business processes and logistics. Mokume became part of our Real-Time Solutions business unit which is currently developing software products and technologies for building real-time computing software applications that link real-time data sources to an enterprise’s central software databases. Real-time computing solutions enable an enterprise to obtain information in real time from different parts of its operations in order to make better decisions based on up-to-the-minute information. To date, the Company has offered real-time consulting services and real-time product, Versant Real-Time Framework  (VRTF). The Company expects that its object database technology will be an integral part of the Company’s real-time solution offerings.

The aggregate purchase price for the acquisition of Mokume was $843,417, which included the issuance of 1.2 million shares of common stock of the Company, valued at $630,240 and $213,177 in acquisition related costs.  The value of the common shares issued was determined based on the market price of the Company’s common shares of $0.52 on November 19, 2002, the acquisition date.  A total of 2.4 million shares of common stock were issued for our acquisition of Mokume in November 2002, 1.2 million shares of which are subject to repurchase by the Company unless certain operational targets relating to the acquired business are achieved.  The acquisition was accounted for using the purchase method of accounting.  The acquisition value excludes the effect of the 1.2 million  shares that are subject to repurchase by the Company.  Upon the termination of this repurchase right as to these additional shares, the Company will record the additional consideration.

The following table summarizes the purchase price allocation:

Purchased technology	$480,000
Goodwill	363,417
Additional Goodwill	53,400
Total assets acquired	$896,817

The Company obtained an independent appraiser’s valuation to determine the amounts allocated to purchased technology and goodwill. The valuation analysis utilized the income approach and utilized the relief from royalty and cost approaches as reasonableness checks.  Based on this valuation, $480,000 was allocated to purchased technology, which represented the fair market value of the technology for each of the existing products, as of the date of the acquisition. The purchased technology was assigned a useful life of five years and will be amortized to cost of goods sold.  Amortization of purchased technology related to the acquisition of Mokume was $67,000 for the nine months ended July 31, 2003.

The remaining purchase price of $363,417 was allocated to goodwill.  In the three months ended July 31, 2003 we recorded $53,400 in additional acquisition related costs.  In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis. The Company anticipates that any additional contingent consideration will be allocated to goodwill.  The condensed consolidated statement of operations for the three and nine months ended July 31, 2003 includes the results of operations relating to Mokume’s business activity subsequent to the date of acquisition.  If the results of the two companies were combined on a pro forma basis for the three months ended July 31, 2002, the difference between pro forma results and actual results reported herein would be immaterial.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements are based on our current expectations, which reflect our beliefs and assumptions based upon information reasonably available to us at the date of this report.  These forward-looking statements include, among other things, statements regarding expected trends related to our business or industry or our future financial performance.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might, “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions, although use of the above-referenced is not the exclusive means of identifying forward-looking statements.  We caution that forward-looking statements are not guarantees or assurances of future events and are subject to many significant risks and uncertainties.  Consequently, actual results, performance and events may differ materially from those anticipated by any forward-looking statements..  Some of the important risk factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in this Item 2 and in our report on Form 10-K for our fiscal year ended October 31, 2002 on file with the Securities and Exchange Commission, especially under the section titled “Risk Factors”.  You are urged to carefully review and consider these risk factors and other disclosures made in our reports filed with the Securities and Exchange Commission.    We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason.

Overview

We were incorporated in August 1988.  Our principal product is the Versant Developer Suite, or VDS, a sixth generation object database management system. Other products include Versant enJin, a database management product suite for e-business that accelerates transactions for application servers and Versant Real-Time Framework, (“VRTF”), a comprehensive framework for delivering real-time solutions.  We commenced commercial shipment of VDS in 1991 and commercially released Versant enJin in 2000.  We license VDS, Versant enJin and peripheral products, and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.  Following our acquisition of Mokume in November of 2002, we commenced our real-time solutions business and in January 2003, announced our VRTF real-time solutions product.  In addition to these products, we also resell related software and services. To date, substantially all of our revenue has been derived from our following data management products and services:

(1)                                  sales of licenses for VDS and to a lesser extent Versant enJin and VRTF;

(2)                                  related maintenance;

(3)                                  consulting services (Versant consulting practice and dedicated IBM WebSphere consulting practice) and training services;

(4)                                  nonrecurring engineering fees received in connection with providing services associated with VDS and Versant enJin;

(5)                                  sales of peripheral products for VDS and Versant enJin;

(6)                                  the resale of licenses, maintenance, training and consulting for third-party products that complement VDS and Versant enJin; and

(7)                                  reimbursements received for out of pocket expenses incurred for revenue in the income statement.

In the third quarter of 2003, we continued to focus on the following major sales and product development initiatives: enhancement of and revenue growth in our data management products, VDS and Versant enJin; and continued development and integration of the real-time solutions business initiative and products (VRTF); and growth in our consulting service programs.

*We expect that licenses of VDS, Versant enJin, related products, VRTF, and new products we may develop in our real-time business and third-party products and sales of associated services will be our principal sources of revenue for the foreseeable future.  *While it will continue to be important for us to derive revenue from customers we have historically served in the telecommunications, financial services and defense industries, we believe that our efforts in the real-time market and to a lesser degree on the e-business market will be important elements of our future performance.   *Success in the market for real-time products will depend on both the successful growth and emergence of this market and its continued need for highly scalable, high performance and reliable object-based technologies such as ours.

Critical Accounting Policies

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period.  We base these estimates and judgements on information reasonably available to us, such as historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information.   Although we believe our estimates are reasonable under the circumstances, there can be no assurances that our estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective, or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill valuation and the determination of our reserve for doubtful accounts.

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

We license our data management products to end-users, value-added resellers and distributors through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.   Before that customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

Revenue from software license arrangements, including prepayment revenue, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is recognized upon satisfaction of the contingency, customer acceptance or expiration of the acceptance period, as applicable.

Resellers, including value-added resellers and distributors, purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS, Versant enJin and VRTF that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller, assuming collection is probable.

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

Acquired Intangible Assets

We account for purchases of acquired companies in accordance with SFAS No. 141 Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS 142 Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations at the acquisition date.

Mokume Software, which we acquired in November of 2002, did not have significant tangible assets at the date of acquisition and, as a result, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill.  Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on our future operating results and requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows.  Should different conditions prevail than we initially assumed, material write-downs of intangible assets and/or goodwill could occur.

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

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142.  Goodwill is tested for impairment annually in a two-step process.  First, we must determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit based on quoted market prices of our common stock, which would indicate that goodwill might be impaired.  If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

We evaluate all of our long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

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

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts.  Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required.  For example, a number of our customers are in the telecommunications industry and as part of our evaluation of the provision for doubtful accounts, we have considered not only the economic conditions in that industry but also the financial condition of our customers in that industry in determining the provision for doubtful accounts.  If conditions continue to deteriorate in that industry, or any other industry, then an additional provision for doubtful accounts may be required.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method allowed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally four years.

Results of Operations

Comparing the quarter ended July 31, 2003 with the same period last year our loss from operations improved by 89%. For the nine months ended July 31, 2003 compared with the same period last year our loss from operations improved by 49%.  These improvements were a combination of lower cost of license revenue and lower operating expenses partially offset by higher cost of services revenue.

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Revenue:
License	35%	47%	38%	53%
Maintenance and technical support	28%	30%	28%	26%
Professional services	37%	23%	34%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
License	0%	2%	4%	10%
Maintenance and technical support	6%	7%	6%	6%
Professional services	32%	21%	28%	19%
Amortization of purchased intangibles	—%	—	—%	—
Total cost of revenue	38%	30%	38%	35%

Gross profit	62%	70%	62%	65%
Operating expenses:
Marketing and sales	34%	47%	35%	40%
Research and development	18%	33%	21%	30%
General and administrative	13%	18%	15%	15%
Amortization of goodwill	—	1%	—	1%
Total operating expenses	65%	99%	71%	86%
Loss from operations	(3)%	(29)%	(9)%	(21)%
Other income (expense), net	0%	(1)%	1%	2%
Loss before income taxes	(3)%	(30)%	(8)%	(19)%
Provision for income taxes	0%	0%	1%	1%
Net loss	(3)%	(30)%	(9)%	(20)%

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended July 31,		% change	Nine Months Ended July 31,		% change
	2003	2002		2003	2002
Revenue:
License	$1,903	$2,105	(10)%	$6,237	$8,099	(23)%
Maintenance and technical support	1,501	1,328	13%	4,599	4,002	15%
Professional services	2,025	1,016	99%	5,466	3,153	73%
Total revenue	5,429	4,449	22%	16,302	15,254	7%
Cost of Revenue:
Cost of license	11	97	(89)%	625	1,452	(57)%
Cost of maintenance and technical support	343	319	8%	1055	967	9%
Cost of professional services	1,670	919	82%	4,576	2,910	57%
Amortization of purchased intangibles	24	—	n/a	67	—	n/a
Total cost of revenue	2,048	1,335	53%	6,323	5,329	19%
Operating expenses:
Marketing and sales	1,861	2,056	(9)%	5,754	6,225	(8)%
Research and development	971	1,490	(35)%	3,380	4,551	(26)%
General and administrative	691	797	(13)%	2,509	2,282	10%
Amortization of goodwill	—	51	(100)%	—	151	(100)%
Total operating expense	3,523	4,394	(20)%	11,643	13,209	(12)%
Loss from operations	(142)	(1,280)	89%	(1,664)	(3,284)	49%
Other income, net	4	(25)	116%	138	358	(61)%
Loss before income taxes	(138)	(1,305)	89%	(1,526)	(2,926)	48%
Provision for income taxes	15	18	17%	62	57	(9)%
Net loss	$(153)	$(1,323)	88%	$(1,588)	$(2,983)	47%

Revenue

Our revenue consists of license fees, maintenance and technical support fees and professional services fees.  Total revenue for the third quarter of 2003 increased 22% to $5.4 million from $4.4 million in the third quarter of 2002.  For the nine months ended July 31, 2003 revenue increased 7% to $16.3 million from $15.3 million for the same period of 2002.  These increases were due to significantly higher professional services and slightly higher maintenance revenues that offset lower license revenues.  As an overall revenue trend, during the three and nine month periods ended July 31, 2003 and 2002, the proportion of our total revenue represented by professional services revenue has increased while the proportion represented by higher-margin license revenue has decreased both as a percentage of our revenue and in absolute dollar amounts. The number of license transactions in the nine-months ended July 31, 2003 has remained relatively consistent with the number of license transactions for the same period of the prior year.  However, in the nine-month period ended July 31, 2003 customers have purchased licenses more on an “as needed” basis, which generates less revenue, compared with the more historical practice of prepaying license fees in advance of usage.

Telecommunication revenues accounted for approximately 27% of our third quarter 2003 revenues compared with approximately 35% of revenues for the third quarter of 2002.  Telecommunications revenues were approximately 21% of revenues for the nine months ended July 31, 2003 versus approximately 32% of revenues for the same period of 2002.  Lower telecommunication revenues were offset by higher revenues reported in the technology and finance sectors. Technology sector revenues were approximately 37% of our third quarter 2003 revenues compared with approximately 21% for the third quarter of 2002 and approximately 35% of revenues for the nine months ended July 31, 2003 versus approximately 20% for the same period of 2002. Revenues from our financial services customers increased to approximately 7% of third quarter 2003 revenues from 3% for the third quarter of 2002 and were approximately 11% of revenues for the nine months ended July 31, 2003 compared to 7 % of the same period in 2002.

International revenue decreased to 29% of our total revenue for the third quarter of 2003, down from 40% of our total revenue in the third quarter of 2002.  International revenue also decreased to 24% of our total revenue for the nine months ended July 31, 2003 from 33% in the same nine-month period of 2002.  We believe these decreases were primarily the result of the economic downturn, especially as it applied to the telecommunications industry, which has had a more marked effect on international sales, particularly in Europe, than on domestic sales.

License revenue

License revenue decreased 10% to $1.9 million in the third quarter of 2003 from $2.1 million in the third quarter of 2002 and decreased 23% to $6.2 million in the nine months ended July 31, 2003 from $8.1 million in the same period of 2002.  We believe that these decreases were due to the economic downturn, which has resulted in longer sales cycles and customers’ continued preference for licensing our software on an “as needed” basis versus the historical practice of prepaying license fees in advance of usage.  As a percentage of total sales, license revenue decreased to 35% in the third quarter of 2003 from 47% in the third quarter of 2002 and decreased to 38% in the nine months ended July 31, 2003 from 53% in the same period of 2002.

Maintenance and technical support revenue

Maintenance and technical support revenue includes revenue derived from maintenance agreements that provide customers internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.  It also includes maintenance revenue on the resale of third party products.  Maintenance and technical support revenues increased 13% in the third quarter of 2003 to $1.5 million from $1.3 million in the third quarter of 2002 and increased 15% in the nine months ended July 31, 2003 to $4.6 million from $4.0 million in the third quarter of 2002. These increases are primarily due to an increase in maintenance pricing and our continued efforts to bring the customer installed base current on end of life and obsolete products.  As a percentage of total sales, maintenance and technical support revenues decreased to 28% in the third quarter of 2003 from 30% in the third quarter of 2002 and increased to 28% in the nine months ended July 31, 2003 from 26% in the same period of 2002.

Professional services revenue

Professional services revenue includes revenue derived from consulting services we provide for Versant products and IBM’s WebSphere product, training services, and related travel to provide these services. Professional services revenues increased 99% in the third quarter of 2003 to $2.0 million from $1.0 million in the third quarter of 2002 and increased 73% in the nine months ended July 31, 2003 to $5.5 million from $3.2 million in the nine months ended July 31, 2002.  These increases were due almost equally to higher consulting revenues in both our dedicated WebSphere consulting practice and our Versant consulting practice for the three months ended July 31, 2003. The growth in the nine-month period of 2003 over the same period last year is primarily due to the growth in our WebSphere practice and secondarily due to growth in our Versant consulting practice.  As a percentage of total sales, professional service revenues increased to 37% in the third quarter of 2003 from 23% in the third quarter of 2002 and increased to 34% in the nine months ended July 31, 2003 from 21% in the same period of 2002.  These increases were the result of higher professional services revenues combined with lower license revenues.

Cost of Revenue and Gross Profit Margins

Total cost of revenue increased 53% to $2.0 million in the third quarter of 2003 from $1.3 million in the third quarter of 2002.  Total cost of revenue increased 19% to $6.3 million in the nine months ended July 31, 2003 from $5.3 million in the same period of 2002.  Comparing the three months ended July 31, 2003 with the same period last year, approximately 59% of the cost of revenue increase was due to a changed mix of license and service revenues (with an increasing percentage of revenue being lower margin service revenue), with the remainder of the increase being due to higher revenue volume.  For the nine month period ending July 31,2003, approximately 62% of the increase over the same period in 2002 was due to the mix of license and service revenues with the remainder being volume related.  In both review periods higher margin license revenues declined as a percentage of total revenue with lower margin consulting revenues becoming more prominent in the mix and with maintenance revenues remaining relatively constant. As a percentage of total revenue, total cost of revenue increased to 38% of total revenue in the third quarter of 2003, up from 30% in the third quarter of 2002. Total cost of revenue increased to 38% of total revenue in the nine months ended July 31, 2003 from 35% in the same period of 2002.

Cost of license revenue

Cost of license revenue consists of third-party product and royalty obligations, increases in the reserve for doubtful accounts, costs of user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.  Cost of license revenue decreased 89% to $11,000 in the third quarter of 2003 from $97,000 in the third quarter of 2002 and decreased 57% to $625,000 in the nine months ended July 31, 2003 from $1.5 million in the same period of 2002. These decreases were primarily due to reduced costs and secondarily related to decreased license revenue volume.  As a result of these decreases margins on license revenues improved for the three and nine-month periods ended July 31, 2003 as compared with the same periods in 2002. The reductions in costs were mainly due to a reduction of the provision for doubtful accounts and to lower costs associated with third-party royalty obligations.  As a percentage of total sales, total cost of license revenue decreased to less than 1%in the third quarter of 2003 from 2% in the third quarter of 2002 and decreased to 4% in the nine months ended July 31, 2003 from 10% in the same period of 2002.  These decreases were primarily due to lower provision for doubtful accounts and lower third-party royalty costs, as well as the revenue increases in both the three and nine month periods.

Cost of maintenance and technical support revenue

Cost of maintenance and technical support revenue consists principally of personnel costs (both employees and sub-contractors) associated with providing technical support to our customers as well as costs associated with the resale of third-party maintenance contracts.  Cost of maintenance and technical support revenues increased 8% in the third quarter of 2003 to $343,000 from $319,000 in the third quarter of 2002 and increased 9% in the nine months ended July 31, 2003 to $1.1 million from $967,000 in the third quarter of 2002. The increases were primarily the result of higher employee and related costs although such cost increases lagged the growth in maintenance and technical support revenues in percentage terms translating into slightly improved margins for maintenance and technical support on a quarterly and nine month basis in 2003 over last year.  As a percentage of total sales, cost of maintenance and technical support revenue decreased slightly to 6% in the third quarter of 2003 from 7% in the third quarter of 2002 and remained constant at 6% in the nine months ended July 31, 2003 and 2002.

Cost of professional services revenue

Cost of professional services revenue consists of personnel costs (both employees and sub-contractors) associated with providing WebSphere and Versant consulting and training services, and the travel costs associated with providing these services. Cost of revenues from professional services may vary depending on whether such services are provided by Versant personnel or by sub-contracted third party consultants.  Cost of professional services revenues increased 82% in the third quarter of 2003 to $1.7 million in the third quarter of 2003 from $900,000 in the third quarter of 2002 and increased 57% in the nine months ended July 31, 2003 to $4.6 million from $2.9 million in same period of 2002. These cost increases lagged the growth in professional services revenues in percentage terms translating into improved margins for professional services on a quarterly and nine month basis in 2003 over last year. The cost increases are primarily the result of higher labor costs used to provide professional services for both our WebSphere and Versant consulting practices.  As a percentage of total sales, cost of professional services revenue increased to 32% in the third quarter of 2003 from 21% in the third quarter of 2002 and increased to 28% of total sales in the nine months ended July 31, 2003 from 19% in the same period of 2002.  These increases were due to higher cost of professional services that were offset by higher revenues.

Amortization of purchased intangibles

Amortization of purchased intangibles of $24,000 was recorded in the third quarter of 2003 and $67,000 in the nine months ended July 31, 2003 in connection with the acquisition of Mokume Software.  The purchased intangibles were recorded at $480,000 and are being amortized over 5 years.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, cost of business development, travel, advertising, public relations, seminars, trade shows, lead generation, literature, product management, sales offices, and occupancy and depreciation expense.  Marketing and sales expense decreased 9% to  $1.9 million in the third quarter of 2003 from $2.1 million during the third quarter of 2002 and decreased 8% to $5.8 million for the nine months ended July 31, 2003 from $6.2 million during the same period of 2002. These decreases were the result of lower commission expense that corresponds with lower license revenues, one-time salary reductions in the third quarter of 2003 in connection with our cost reduction efforts, lower costs associated with reduced headcount and lower marketing program costs.  As a percentage of total revenue, marketing and sales expenses decreased to 34% for the third quarter of 2003 from 47% in the same quarter of 2002, primarily due to higher revenues and secondarily due to decreased costs and decreased to 35% of total revenue in the nine months ended July 31, 2003 from 40% during the same period of 2002, due almost equally to increased revenues and decreased costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation costs on development equipment, occupancy expenses, travel expenses and supplies. Research and development expense decreased 35% to $971,000 in the third quarter of 2003 from $1.5 million in the third quarter of 2002 and decreased 26% to $3.4 million for the nine months ended July 31, 2003 from $4.6 million for the same period of 2002.  These decreases were due to lower employee related costs as a result of reduced headcount and one-time salary reductions in connection with our cost reduction efforts. As a percentage of total revenue, research and development expenses decreased to 18% for the third quarter of 2003 from 33% in the same quarter of 2002 and decreased to 21% in the nine months ended July 31, 2003 from 30% during the same period of 2002.  These decreases were primarily due to lower costs. To date, all research and development expenditures have been expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, and other labor costs associated with our accounting, legal, human resources and general management functions as well as the outside legal, audit, tax, external reporting and public relations costs. General and administrative expense decreased 13% to $691,000 in the third quarter of 2003 from $797,000 in the third quarter of 2002 and increased 10% to $2.5 million for the nine months ended July 31, 2003 from $2.3 million for the same period in 2002.  The decrease in the three-month period is due to a reduction of accounting costs, one-time salary reductions and lower legal and accounting fees.  The increase in the nine-month period is due to incremental payroll costs associated with our acquisition of Mokume and initiation of our real-time solutions business and was partially offset by lower legal and accounting fees.  As a percentage of total revenue, general and administrative expenses decreased to 13% in the third quarter of 2003 from 18% in the same quarter of 2002, primarily due to increased revenues and secondarily due to decreased cost and remained essentially constant at 15% of total revenues in each of the nine months ended July 31, 2003 and 2002.

Other Income Expense, Net

Other income (expense), net represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents and the foreign currency gain or loss as a result of entering into transactions denominated in currencies other than our local currency.  We reported net other income of $4,000 in the third quarter of 2003, which included approximately $10,000 in foreign currency loss, approximately $9,000 of interest income, approximately $6,000 of miscellaneous other income and approximately $1,000 of interest expense.  We reported net other expense of  $25,000 in the third quarter of 2002, which included $81,000 of foreign currency loss, and approximately $45,000 of miscellaneous income and $11,000 of interest income.  We reported net other income of $138,000 in the nine months ended July 31, 2003, which was comprised of  $100,000 realized foreign currency gains on cash transfers from our European subsidiaries, $33,000 of interest income and $5,000 of miscellaneous other income and expense.  We reported net other income of $358,000 in the nine months ended July 31, 2002, which was comprised of miscellaneous other income, a $200,000 refund of an insurance premium expensed in a prior year and realized foreign currency gains on cash transfers from our European subsidiaries.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We incurred net operating losses in the third quarters of 2003 and 2002 and in the nine months ended July 31, 2003 and 2002. We also incurred foreign withholding tax and state income tax of approximately $15,000 and $18,000 in the third quarters of 2003 and 2002, respectively, and $62,000 and $57,000 in the nine months ended July 31, 2003 and 2002, respectively, which are included within the income tax provision.

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

Liquidity and Capital Resources

In the nine months ended July 31, 2003, net cash of $1.4 million was used in operating activities, which resulted from our net loss and decreases in current liabilities, only partially offset by decreases in accounts receivable and inventory, as well as the depreciation of fixed assets and the amortization of intangibles.

In the nine months ended July 31, 2003, net cash used in investing activities of $459,000 included acquisition costs of  $267,000 incurred in connection with our acquisition of Mokume Software in November 2002 and the purchase of property and equipment of $192,000.

In the nine months ended July 31, 2003, net cash provided by financing activities was $569,000, which resulted from short-term borrowings of $500,000 and proceeds of $73,000 from the sale of common stock through our employee purchase plan and was offset by $4,000 in payments under capital leases.

At July 31, 2003, we had $3.2 million in cash and cash equivalents, a decrease of approximately $1.2 million from $4.4 million in cash and cash equivalents as of October 31, 2002. We maintain a revolving credit line with a bank that expires in July 2004.  The maximum amount that can be borrowed under the revolving credit line is the lesser of $5.0 million or 80% of eligible accounts receivable.  As of July 31, 2003, there were borrowings of  $500,000 outstanding under this line, which were fully repaid in August, 2003. Borrowings under this credit line are secured by a lien on substantially all of our assets.  Borrowings outstanding bear interest at prime rate plus 4.00% (8.00% at July 31, 2003). The amount available under this credit line fluctuates monthly based on the eligibility of our receivables, so amounts we have previously borrowed are not necessarily indicative of the future availability of borrowed funds under this line. The loan agreement contains no financial covenants, but prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.

At July 31, 2003, our commitments for capital expenditures were not material.

*We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months.  *However, although we expect to be able to effectively manage our cash resources and bank credit line, there can be no assurance that our cash resources will be adequate, as our operating results are very difficult to predict and are dependent on future events. *If our financial results and cash flows fall short of our goals or forecasts, then we will require additional funds to maintain our working capital, and our ability to generate required working capital will be dependent on, and subject to external events and conditions, including, our ability to obtain additional debt or equity financing.  *Additionally, nearly all of our revenue to date has been derived from two of our data management products, primarily VDS and, to a much lesser degree, Versant enJin.  Consequently, if our ability to generate revenue from either of these products were negatively impacted, our cash flow would be materially adversely affected. Further, with our acquisition of Mokume Software in November 2002, we began the development of a new “real-time” business strategy.  *These efforts have increased our operating costs and if we fail to timely generate revenue from our real-time solutions business, our cash flow could be adversely affected.  *Accordingly, additional debt or equity financing may be required or desirable.  *However, additional debt or equity financing may not be available to us on commercially reasonable terms, or at all, and the prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock. *The sale by the Company of additional equity or convertible debt securities to raise capital would result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences (in addition to the existing liquidation preferences of our Series A Preferred Stock) that entitle holders of such preferred securities to receive certain amounts before holders of our common stock in connection with an acquisition or business combination involving the Company or a liquidation of the Company. *New investors may also seek agreements giving them additional voting control or seats on our board of directors.  *Even if we are able to obtain additional debt or equity financing, the terms of any such financing might significantly restrict our business activities.  *The Company may also require cash in order to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies that we deem necessary to achieve our revenue and operating results objectives  and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.  See “Risk Factors — Risks Related to Our Business” below regarding risks related to the fact that we have limited working capital.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the first quarter ending January 31, 2003.  The Company generally grants its customer a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications as well as indemnification for customers from third party claims.  Through the nine months ended July 31, 2003, costs related to these guarantees and indemnifications have not been significant and the Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial position, results of operations or cash flows.

Risk Factors

As noted above, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At July 31, 2003, we had $3.2 million in cash and cash equivalents and working capital of approximately $619,000. To date, we have not achieved profitability or positive cash flow on a sustained basis.  Between our last fiscal year end at October 31, 2002 and July 31, 2003, the close of our last fiscal quarter, our cash and cash equivalents decreased by approximately $1.2 million and our working capital decreased by approximately $1.7 million from $2.3 million to $619,000.  *Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources, potentially to a serious degree.  *For example, our recently initiated real-time business initiative has increased our operating expenses, and if revenues from the real-time business don’t materialize as projected, or fail to materialize when anticipated, our working capital would be adversely impacted. Impairment of our working capital would require us to make additional expense reductions beyond those previously made and/or to raise funds through borrowing or debt or equity financing.  If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all, or within the time frame we may require.  If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

We are dependent on a limited number of products.  Nearly all of our revenue to date has been derived from two products, primarily VDS and, to a much lesser degree, Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flow and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation a further deterioration of the economy, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.  *Although we plan to eventually diversify our product line through our real-time business initiative, to date we have only developed and released one real-time product, VRTF, which to date has not generated meaningful revenue and accordingly, is  an unproven product.  We have not yet successfully developed or released any other significant real-time product offerings and there can be no assurance that we will do so.  Further, even if we succeed in timely developing and releasing new real-time products, there can be no assurance that such products will be well-received by the market or that they will generate any substantial revenue.  Accordingly, any significant reduction in revenue levels from VDS or Versant enJin, or our failure to generate revenue from VRTF or any other real-time product can be expected to have a strong negative impact on our business and results of operation.

We have experienced a reduction in our margins.  Compared to fiscal 2002, to date in fiscal 2003, the proportion of our revenue derived from higher margin licensing transactions has declined, while the percentage of our revenue derived from lower-margin professional and consulting services has increased.  Although our license revenue and gross margins improved in fiscal 2002 when compared to fiscal 2001, this recent trend, if continued, would adversely affect our operating results and, unless our revenue levels increase, could also eventually reduce our working capital.  Though we continually work to market our software products, there can be no assurance that we will be successfully in doing so or that our general profitability will increase.

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

•                  uncertainty regarding customer acceptance of our first real-time product, VRTF;

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

We may not be able to manage our costs effectively given the unpredictability of our revenue.  We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to our new real-time business. If planned revenue growth, including revenue from real-time products, does not materialize, or fails to materialize on a timely basis, our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer represented 22% of quarterly revenues in the third quarter of 2003.  The timing of large orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers, or our inability to replace a customer whose purchase levels are declining with a new or different major customer who purchases at comparable or greater levels, could have a material adverse effect on our business.

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, which may particularly affect our ability to successfully market new real-time products.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenue on the telecommunications and financial services industries, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry, and more recently, on the financial services market, and we are becoming increasingly dependent upon the defense industry for sales of our products.  Our success in these markets is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends, which could jeopardize our ability to continue to derive revenue from customers in that industry.  In addition, the types of applications and commercial products used in the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth (or whether there will be future growth) of these markets, and demand for object-oriented databases and real-time e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  For the quarter ended July 31, 2003, approximately 29% of our total revenue was derived from customers outside the United States and Canada.  This requires that we operate internationally and maintain a significant presence in international markets.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last two fiscal years we have transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sale and operating expenses, it can also decrease our profit margins and makes our business more dependent on the skills and efforts of third parties.

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

Our products have a lengthy sales cycle.  The typical sales cycle for our products, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, with sales to the defense industry potentially taking  considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

Our new real-time computing business is a growth focus for the company which presents certain new risks.  *The acquisition of Mokume Software in November 2002 was an important component of our strategy to develop a “real-time” business.  Our strategic objective for this business is to expand our business base by using this acquired real-time technology, leveraged with our existing data management technology, to develop new solutions designed to enable us to address new customers in different industries.  *We have developed one real-time product, VRTF, and also hope to ultimately develop additional real-time applications for our technology as part of this new business.  However the real-time market is relatively new and our efforts to develop a real-time business will require us to sell and market our products to manufacturing companies and companies in other new industries with which we have not had prior sales or marketing experience.  We believe that success in developing and selling real-time business products will require us to devote appropriate efforts to develop the strong sales, marketing and development skills required to address new target markets.  These efforts may increase our operating costs and, if we fail to timely generate revenue from our real-time business, our working capital and operating results could be adversely affected.  There can be no assurance that our efforts to pursue the real-time computing business will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

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

Risks Related to Our Industry

We face competition for our products.  For our VDS product, we compete with companies offering object and relational database management systems.  Object-oriented competitors include eXcelon (which was acquired by Progress Software Corporation in 2002), Objectivity, Inc. and Poet Software Corporation.  Traditional relational database management competitors include Oracle, Computer Associates, Sybase, IBM and Microsoft.

In the e-business market our competitors can be divided into two groups.  First, we compete with relational database management companies.  Many of these companies have modified or are expected to modify their relational database management systems to incorporate object-oriented interfaces and other functionality and claim that this object-relational functionality is an adequate solution for integration with application servers.  Second, we face competition from object-oriented companies such as eXcelon, Persistence Software and TopLink that provide components similar to those included in our Versant enJin product offering.  In order for our products to be well accepted in the e-business market, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become deeper and more extensive.

Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader suites of product offerings and a larger installed base of customers than ours.  In addition, many of our competitors have well-established relationships with many of our current and potential customers and may be able to devote greater resources to the development, promotion and sale of their products.  They also may have more direct access to corporate decision-makers based on previous relationships and may be able to persuade customers to purchase products competitive with our products as part of a bundled purchase by the customer of other different applications at attractive prices.  Competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, pricing, operating results and financial condition.

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

We may be subject to claims of intellectual property infringement.  We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us, or at all, either of which circumstances could have a material adverse effect upon our business, operating results and financial condition.

We depend on our personnel, for whom competition is intense.  Our future performance depends in significant part upon our retaining the continued services of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business.  Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel.  Our current financial position may make it more difficult to attract and retain highly talented individuals due in part to constraints on our ability to offer compensation at levels that may be offered by larger competitors.

Risks Related to our Stock

In order for our common stock to continue to be listed on the Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on the Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that either (i) have shareholders’ equity of $2,500,000, or we (ii) have $500,000 in net income or (iii) the market value of our listed common stock be $35 million or more.  We currently do not meet the net income requirement and at July 31, 2003 did not meet the requirements regarding the market value of our stock, although we regained compliance relative to the market value of our stock on September 5, 2003. At July 31, 2003 our stockholders’ equity was $2.7 million.  If our stockholder’ equity were to decline below $2.5 million and we did not satisfy any of the other alternative listing conditions noted above, our common stock could be delisted from the Nasdaq Smallcap Market. If our common stock was delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

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

Ownership of our stock is concentrated.  Filings with the SEC by Vertex indicate that Vertex beneficially holds the equivalent of 4,027,034 shares (assuming conversion of all their preferred shares into common shares and the exercise in full of all their warrants for common stock), and assuming that Versant has 18,339,178 shares outstanding (which amount consists of all 14,908,511 outstanding shares of our common stock as of August 29, 2003 (including 596,367 shares of common stock now owned by Vertex) plus 2,275,374 common shares that would be issuable upon the conversion of all Vertex’s preferred shares and the 1,155,293 common shares that would be issued upon the exercise in full of all warrants held by Vertex, Vertex and its affiliates would beneficially own approximately 22% of our common stock.

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

Item 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Shareholders on July 30, 2003.  Set forth below, are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting:

	Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes

1. Election of Directors
Uday Bellary	12,646,908			168,411
William Henry Delevati	12,331,715			483,604
Ajay Jain	12,626,525			188,794
Sateesh Lele	12,638,715			176,604
Nick Ordon	12,613,608			201,711
Shyam Rangole	12,606,024			209,295
Daniel Roberts	12,361,715			453,604
Bernhard Woebker	12,594,914			220,405

2. Amendment of our Articles of Incorporation to increase the number of shares of our authorized common stock from 30 million to 45 million shares	12,290,116	488,534	36,669		0

3. Amendment to our 1996 Directors Stock Option Plan to: (i) increase the number of shares of common stock reserved under the plan from 275,000 to 525,000 shares; (ii) increase the size of initial option grants from 20,000 to 40,000 shares; and (iii) increase the size of succeeding option grants from 10,000 to 20,000 shares	11,320,657	824,670	669,992		0

Item  6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibits are filed herewith:

Number	Title

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On May 28, 2003, we filed a report on Form 8-K which furnished a press release regarding our financial results for our fiscal quarter ended April 30, 2003 and the six months ended April 30, 2003.

On June 25, 2003, we filed a report on Form 8-K regarding a change in our certifying accountant.

On August 5, 2003, we filed a report on Form 8-K which furnished a press release regarding our anticipated financial results for the fiscal quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: September 12, 2003	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X