Form 10-K
period 2003-10-31
VERSANT CORP
filed 2004-01-16
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2003.

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

(510) 789-1500
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to Form 10-K. ☐

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of April 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), (based on the closing price of $0.76 per share on the Nasdaq Smallcap Market on April 30, 2003) was approximately $8,556,514.  This amount excludes 2,383,755 shares of common stock held by directors, officers and certain shareholders of the Registrant as of April 30, 2003.  Exclusion of shares held by any person should not be construed to indicate that that person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

As of January 1, 2004, there were outstanding 14,790,325 shares of the Registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this report on Form 10-K.

VERSANT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended October 31, 2003

Certifications

Versant® and enJin® are registered trademarks of Versant in the United States and/or other countries, and VDSTM  Versant JDOTM and VRTFTM are trademarks of Versant.  Other parties’ marks (such as, IBM’s WebSphere and BEA’s WebLogic) are the property of their respective owners and should be treated as such.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements are based on our current expectations about our business and industry and reflect our beliefs and assumptions based upon information that is reasonably available to us at the date of this report.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might, “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions.  These forward-looking statements include, among other things, projections of our future financial performance and trends anticipated for our business.

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

PART I

Item 1.  Business.

Overview

We are a leading provider of object-oriented data management and data integration software that forms a critical component of an enterprise’s real-time computing infrastructure.  Companies use our solutions to solve complex data management and integration problems.  To address these problems, we design, develop, market and support database management systems, data access and integration products and data replication products.  We also provide related product support, training and consulting services to assist users in developing and deploying applications based on our products.  We were incorporated in California in August 1988 as Object Sciences Corporation and completed the initial public offering of our common stock in July 1996. In 1999 we issued Series A Preferred Stock to private investors in private offerings.  Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555 and our telephone number is  (510) 789-1500.  Our website can be found at www.versant.com.

Proposed Merger with Poet Holdings, Inc.

On September 27, 2003, we entered into an Agreement and Plan of Merger, or merger agreement, with Poet Holdings, Inc., a publicly held developer of object database management and e-commerce software whose stock is traded on the Frankfurt Stock Exchange. The signing of the merger agreement was publicly announced on September 29, 2003 in a press release and in a report on Form 8-K that we filed with the Securities and Exchange Commission on September 29, 2003.  The merger agreement provides that, subject to the satisfaction of certain conditions, a wholly owned subsidiary of Versant will merge with and into Poet, which will result in Poet becoming a wholly-owned subsidiary of Versant and in Poet’s stockholders and stock option holders becoming stockholders and option holders of Versant, respectively.

Under the terms of the merger agreement, upon consummation of the Merger, each outstanding share of Poet common stock will be converted into and exchanged for 1.4 shares of Versant common stock, and the outstanding options and warrants to purchase Poet common stock will be exchanged for options to purchase shares of Versant common stock at the same exchange ratio. If the proposed merger with Poet had occurred on September 27, 2003 (the date the merger agreement was signed) then, based on the number of Versant and Poet shares that were outstanding on that date, and assuming each outstanding share of Versant’s Series A preferred stock is converted in connection with the merger into three shares of Versant common stock as contemplated by the merger agreement, in the merger Poet’s stockholders would be issued Versant common stock representing approximately 45% of the shares of Versant common stock that would be outstanding immediately after the merger, and the shares of Versant common stock issued to Poet stockholders and issuable under Versant stock options issued to Poet option holders in the merger would together represent approximately 42.7% of Versant’s post-merger shares computed on a fully-diluted basis (taking into account Versant’s outstanding options and warrants, including the Versant options into which Poet’s options are converted in the merger).

The merger agreement calls for certain changes in Versant’s existing corporate structure.  First, it calls for Versant to reduce the size of its Board of Directors from eight to five directors upon effectiveness of the merger with Poet, with Versant’s board of directors immediately after consummation of the merger to be composed of two directors from Poet, Jochen Witte and Herbert May, and three directors from Versant, who will be Nick Ordon, Versant’s Chief Executive Officer, and two other incumbent Versant directors, Uday Bellary and William Henry Delevati.  In addition, it is currently a condition to consummation of the merger that Versant’s articles of incorporation be amended to: (i) increase the authorized number of Versant’s common shares from 45,000,000 to 75,000,000 shares; (ii) increase the number of shares of Versant common stock issuable upon the conversion of each share of Versant’s Series A preferred stock from two to three common shares; (iii) cause each outstanding share of Versant’s Series A preferred stock to be automatically converted into shares of Versant common stock immediately after effectiveness of the merger at the increased conversion rate described in (ii) above; (iv) provide that the merger will not trigger the liquidation preference rights of Versant’s Series A preferred stock; (v) require that at least 80% of Versant’s directors then in office approve certain corporate transactions or any change in the authorized number of Versant’s directors; and (vi) provide that the amendment described in clause (v) cannot be changed for 12 months after consummation of the merger without the approval of at least 80% of Versant’s directors then in office.

Versant’s board of directors believes that the proposed merger with Poet will enable the combined post-merger company to use Versant and Poet’s complementary strengths in a manner that will afford Versant greater opportunities for revenue growth and profitability.  Poet shares Versant’s background and experience in the development and marketing of object database management software.  However Poet markets its object database management products to different market segments than does Versant.  In addition to its FastObjects database management products, Poet offers its X-Solutions and eSupplier Solutions electronic catalog product lines, which enable e-commerce vendors to build and manage on-line catalogs.  Although Poet is a U.S. corporation, its management team is based in Germany and most of its operations and sales are based in Europe, and the proposed merger offers Versant the opportunity to obtain a stronger and more experienced European sales and distribution infrastructure.  Poet also has significantly greater cash reserves than Versant, which will be critical in providing opportunities for future growth.  Based on its analysis of Poet’s business and market position, Versant believes that the proposed merger with Poet will offer the combined company several potential benefits, including:

•                                          the opportunity to increase Versant’s leadership position in the object database management market;

•                                          the ability to diversify Versant’s customer base and product line;

•                                          improved international sales and marketing capabilities;

•                                          increased working capital;

•                                          potential synergies and  efficiencies that may reduce operating expenses;

•                                          a strengthened management team; and

•                                          overall stronger competitive advantages.

In order for Versant and Poet to complete the proposed merger, several conditions must first be met, including the condition that Versant’s and Poet’s stockholders each approve and adopt the merger agreement and the merger. In addition, as an integral part of the proposal to approve the merger, Versant’s stockholders must also approve the issuance of shares of Versant common stock and options to purchase Versant common stock in the merger and the proposed amendments of Versant’s articles of incorporation summarized above, which will take effect only if the merger is consummated.  Versant and Poet currently anticipate that they will hold special meetings of their stockholders to consider proposals to approve the merger and related matters in March 2004.  If the merger agreement with Poet is terminated without consummation of the merger in certain circumstances, then Poet or Versant may become obligated to pay the other party certain termination fees, ranging from $500,000 to $1,000,000.

Overview of Products and Services

We provide sophisticated data management, data access and data integration software solutions designed to address the complex data management needs of enterprises.  Our products are typically deployed to manage real-time transactional data and to manage meta-data for business systems and are used primarily by larger enterprises, such as telecommunications carriers and financial services companies, which have significant large-scale data management requirements.  Our customers’ data management needs can involve many business functions, ranging from management of the use and sharing of a company’s internal enterprise data to the processing of externally originated information such as customer enrollment, billing and payment transaction data.  Our solutions have also been used to solve complex data management issues such as fraud detection, risk analysis and yield management.  Our data access products are meant to deliver enterprise class data access to a variety of data management systems, including our own.  Finally, our data integration product is used to tie a company’s enterprise planning systems with its physical execution systems.

Our initial flagship product, VDS (formerly ODBMS), is a sixth generation object database management system that combines native support for object-oriented languages with high performance database functionality and client-server architecture.  VDS enables users to store, manage and distribute information that we believe often cannot be supported effectively by traditional database technologies, including information of the following types:

•                  real-time data, such as graphics, images, video, audio and unstructured text;

•                  dynamic, graph-oriented data, such as network management data and advanced financial instruments; and

•                  meta-data, data aiding integration of diverse systems, and workflow information, which taken together enable the construction of systems that integrate diverse systems and add new functionality, often making it available over the Internet.

VDS is also the foundation for our e-business product suite, Versant enJin.  Versant enJin is a Java development and runtime platform designed to enhance performance and scalability of Java 2 Enterprise Edition, or J2EE, compliant application servers such as IBM WebSphere and BEA WebLogic.  Versant enJin extends the functionality and power of VDS to Internet-based transactions by enabling our object management technology to drive J2EE-based applications. We have recently announced our Java Data Objects (JDO) product, a data access tool that enables enterprise applications to efficiently access data from both object and relational databases which complies with J2EE standards.

Our Versant Real-time Framework, or VRTF, data integration product, released in fiscal 2003, is a comprehensive framework for delivering real-time solutions that bridge the gap between the planning and execution functions of an enterprise.  VRTF enables a company’s conventional enterprise planning systems to access and integrate data from its  execution functions, such as plant-floor manufacturing and shipping, and physical security systems, which historically have not been adequately integrated into ERP computing systems.

In addition to our product offerings, to assist users in developing and deploying applications based on VDS, Versant enJin, VRTF and JDO, we offer a variety of services, including consulting, training and technical support services.  We also offer a dedicated consulting practice for IBM WebSphere customers.  Under an agreement signed in late 2000 and renewed recently in August 2003, we allocate certain of our consultants to IBM and both IBM and Versant sales representatives sell these consultants’ services.

Benefits of our Solutions

Our VDS, Versant enJin and Versant JDO products provide customers the following benefits for specialized data management:

•                  High Performance.  Our object-based architecture provides direct access or navigation to stored objects.  Our balanced client-server architecture enhances performance by efficiently distributing processing burdens between clients and servers to leverage the processing power of networked computers.

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

•                  Language-Independent Support for Object-Oriented Programming.  Our products provide native support for the leading object-oriented software development languages - C++ and Java.  This support facilitates rapid and flexible application development and maintenance and the evolution of complex, dynamic applications that closely model real-world systems and processes.

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

Fiscal 2003 Developments and Strategy

During fiscal 2003, we continued to focus our efforts on seeking revenue from data management and data access products, VDS and Versant enJin and from our consulting services.  In fiscal 2003 VDS and, to a lesser degree, Versant enJin, were the major drivers of our license revenues and a key focus of our marketing efforts.

In fiscal 2003, we derived a majority of our revenue from our services programs.  Our IBM WebSphere consulting business grew substantially in each quarter of 2003 over the corresponding quarter of the previous year.  Our services programs, including our WebSphere program, are intended to produce incremental revenue, particularly from sales of Versant enJin, as well as to serve as an additional channel for generating new product revenue. We believe that our services program will also ultimately help us generate additional service and product revenues.

In 2003, the telecommunications industry continued to be a very significant vertical market segment for us.  Our products are used in the telecommunications industry in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing.  We have also attained customer acceptance in other vertical markets, including defense, financial services, transportation, technology and health care.  In the future we intend to continue to build on our current customer base, as we believe that the telecommunications and financial services industries will continue be major users of application servers. We also expect the government and defense industry markets to contribute significantly as many of the applications in development in those sectors reach deployment stage.

During the first quarter of fiscal 2003 we launched Versant Real-time Framework, or VRTF, our first specialized data integration product.  VRTF delivers integration between an enterprise’s execution systems and planning systems. Currently, VRTF is sold exclusively as a private-labeled product through third party distribution channel relationships with physical execution system vendors.

In order to accelerate the adoption of our specialized object-oriented data management system, VDS, and increase our portfolio of data access products, in the fourth quarter of fiscal 2003 we released an industry standards-based product, Versant JDO. Versant JDO, in conjunction with our alliances with third-party JDO providers (such as SolarMetric) will provide an open data access layer that can expand a customer’s choices for data management.

To accomplish our goals of increasing sales of VDS and extending our sales to the application server market through Versant enJin and Versant JDO, in fiscal 2003 we continued our research and development efforts with respect to these products.  VDS and Versant enJin enhancements developed in fiscal 2003 include support of the Java Connector Architecture Standard, increased scalability and reliability, support of the Java Data Objects standard and an increase in the number of supported operating system platforms. In fiscal 2003 we also released our two new products, Versant JDO and Versant Real-time Framework. Both these new products deliver functionality that broadens our reach within an enterprise and enables us to keep pace with emerging standards.

Products and Services

Versant Developer Suite (VDS)

VDS, a sixth generation object database management system, is designed to support multi-user, commercial applications in distributed environments.  The object-oriented, balanced client-server architecture of VDS provides the basis for high-performance, scalable distributed applications.  We believe that VDS offers performance superior to that of relational database management systems, particularly for complex data applications, for which VDS has the capability of processing a wide variety of abstract data types in a highly concurrent, high performance manner.  VDS is designed to integrate up to 65,000 databases connected over a like number of locations on a variety of hardware and software platforms.  Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems.  VDS implements a variety of database features, including a two-phase commitment for distributed transaction integrity and database triggers to monitor changing events and data and to notify users and applications when specified events occur.  In addition, on-line management utilities enable routine maintenance to be performed while the database is running.  These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions.  These utilities provide multiple levels of administrative access and application security.  We also believe that use of VDS allows our customers to reduce the time needed to develop applications for their data management systems and improve system performance.  With version 6.0 of VDS, we bundle several components, including the core object database management system, C++ and Java language interfaces, XML for import and export of data into the database and asynchronous replication services to provide updates among distributed Versant databases.  We believe that by bundling these components with VDS we enhance our solution and make it easier for our customers to deploy these components.

Versant enJin

Versant enJin is designed to accelerate e-business applications within the application server environment, to simplify development of new Java or e-business applications and to provide reliability for the management of objects within the application server environment.  Specifically, Versant enJin enables users to deploy Java-based applications using Java 2 Enterprise Edition, or J2EE, technologies, such as Enterprise Java Beans, in applications requiring storage and access of complex graphical, navigational, and hierarchical data models, which enables our customers to speed up the performance and enhance the scalability of these applications. The use of such complex object models is desirable but not directly supported in J2EE.  Versant enJin addresses this problem by providing transparent persistence for Java objects within the application server and web server tiers, thereby enabling J2EE-based applications to enjoy the benefits of these object models. Versant enJin is comprised of VDS plus the J2EE integration specific to the application server platform.  Versant enJin supports the IBM WebSphere and BEA WebLogic application servers

Versant SQL Suite

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

Versant Fault Tolerant Server

For highly reliable operations in mission-critical environments, we offer the Versant Fault Tolerant Server.  This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers.  If one of the databases fails due to operating system failure, hardware breakdown or other interruption, the other database continues operation without application interruption.  When the failed database is restored, the two databases automatically resynchronize and resume operations without application interruption.

High Availability Backup Solution

The High Availability Backup Solution enables VDS and Versant enJin to use the mirroring and backup features of other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

Versant JDO

Versant JDO is a data access tool that enables enterprise applications to efficiently access data from Versant Object Database. It complies with the Java Data Objects standard and integrates with third party JDO toolsets.  It is designed to offer portable data access and open approach to developing applications. Versant JDO is a high-performance implementation that delivers high-speed data access for object data management.

Versant Real-time Framework (VRTF)

VRTF is a data integration product that provides a framework for utilization of real-time software solutions that connect an enterprise’s centralized planning systems to its execution systems, enabling enterprises to obtain and integrate important data that often has not been effectively incorporated in planning efforts.  It represents the first product released as part of our real-time solutions initiative.  VRTF consists of an integrated transaction manager and a suite of agents that connect the VRTF to the targeted systems; planning systems such as enterprise resource planning (ERP), and execution systems, such as physical security or plant floor systems. The integrated transaction manager is responsible for overall reliable operation of the framework. Each agent interacts with the targeted system as well as with the transaction manager. A configuration-time wizard enables integration of new systems and specification of detailed transactions via a web browser. For monitoring and debugging purposes, a browser is used to access a web user interface that shows the operational state of the VRTF. Version 3.0 also adds capabilities for web services and business process modeling to accommodate enterprise to physical system real-time requirements.  VRTF is currently sold through third-party resellers as a private-labeled product.

Licensing and Pricing of Products

We license our products to end-users both directly, through our own sales force, and indirectly, through authorized, value-added resellers, systems integrators and distributors.

When we license our core products (VDS, enJin, and JDO) directly to end-users, we do so primarily through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.  Before a customer may deploy an application it has developed under our development license, we require it to purchase deployment licenses from us based on the number of computers connected to the server that will run the application using our database management system.  If the customer wishes to install several copies of an application it has created under a development license, then separate deployment licenses are required for each server computer and each client computer that will run that application.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin licenses varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project.

End-user license fees for our development and deployment licenses can range from the low thousands of dollars to, occasionally, several million dollars depending on a number of variables.  These variables include, but are not limited to, the number of users (specific number or unlimited), the number of deployments, the time frame of deployments, whether the deployments are to be prepaid or paid on an as needed basis, the type of operating system(s), the type of server(s) and whether the servers are single or multiprocessor machines.  We provide alternative pricing for non-interactive environments where the product (such as a telephone switch) is deeply embedded in a component and is not used by end-users.

We also provide our products to end-users through authorized value-added resellers, systems integrators and distributors.  Value-added resellers generally purchase development licenses from us on a per seat basis on terms similar to the terms of development licenses we sell directly to end-users, although the price may vary.  Under such a license a typical value-added reseller develops an application incorporating Versant’s core product  and then licenses that application to a customer.  Value-added resellers are authorized by us to sub-license deployment copies of our core products  to end-users, bundled together with the value-added resellers’ applications.  Deployment license pricing for sales through value-added resellers is generally based either on a percentage of the total price charged by the value-added reseller to the end-user customers or on a percentage of our list prices. Systems integrators generally purchase licenses from us that entitle them to sublicense our software products to their customers for use in systems designed or built by the systems integrator.  Deployment license pricing for sales to systems integrators are generally the same as value added resellers.  We also sell our products to distributors who are authorized to sublicense and resell them to end-users.  Sales to distributors generally include significant discounts off our typical end-user license fees.

Versant does not currently license our VRTF product directly to end-users.  To date, it has been marketed only as a private-labeled product sold through physical execution systems vendors to whom Versant will provide integration, training and other consulting services.

Services

We offer customers training, consulting and maintenance and technical support services.  We provide a variety of training and consulting services to assist customers in the design, development, education and management of our core products as well as IBM’s WebSphere application server.  Training services are offered for a variety of Versant-specific and object-related technologies and range from beginning to advanced levels.  Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis.  In addition, we provide custom development services to customers that request unique or proprietary product extensions.  Depending on the nature and complexity of the custom development services requested, these services may be performed by our consulting employees or by third-party integrators that have joined our IGNITE! Partner Program and received training from us.

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

Customers and Applications

VDS and Versant enJin are licensed for development and/or deployment in a wide range of applications.  A substantial amount of our sales are for applications in the telecommunications, financial services, healthcare, technology and defense sectors.  Many of our customers have licensed multiple copies for use in different applications.

In recent years we have experienced concentration of our sales to certain customers. In fiscal 2003, IBM, through our WebSphere consulting practice, represented 19% of our total revenue and in 2002, it represented 14% of our total revenue.  Two customers accounted for 28% and 11% of our total 2001 revenue in the ten months ended October 31, 2001.

Our future performance will depend in significant part on the continued growth of the use of VDS and Versant enJin in telecommunications, defense, and financial market applications and the continued acceptance of our products within the telecommunications and financial services industries.  Although we anticipate that our new real-time business will eventually increase our ability to market our products to an increased number of industries, there can be no assurance that our real-time initiative will succeed in enlarging our customer base.  Consequently, the failure of our products to perform favorably in and become an accepted component of telecommunications, defense, Internet-based or financial services applications, or in new real-time applications, or a slower than expected increase or a decrease in the volume of sales of our products and services to telecommunications, defense, Internet-based or financial services companies or to markets targeted by our new real-time business, could have a material adverse effect on our business.

Sales and Marketing

We market and sell our products in the United States principally through our direct sales force and through value-added resellers and systems integrators.  Internationally, we market and sell through our direct sales force, value-added resellers and distributors.

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

Indirect Sales.  An important part of our future sales strategy will be the continued development of indirect distribution channels, such as value-added resellers, systems integrators and foreign distributors.  We expect to continue our focus on indirect sales channels.  Our existing real-time product, VRTF, is currently marketed globally by our commercial sales partners. Value-added resellers typically build application programs in which they embed a deployment copy of VDS or Versant enJin.  Systems integrators may include our products with those of others, to provide a complete solution to their customers.  Value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time.  Certain value-added resellers, distributors and systems integrators offer products they produce or that are produced by third parties which compete with our products.

Marketing.  Our marketing programs and personnel are aimed at audiences with the goal of building visibility and generating leads for Versant’s business.  One of our current key marketing initiatives is to build customer awareness and market leadership for Versant in the real-time business space. Our marketing programs include our efforts at cultivating media and analyst relations, fostering valuable investor communications, speakers’ programs, online marketing, partner marketing programs and participation in conferences and tradeshows.

Sales Process.  The sales cycle for our products to new, large enterprise customers can exceed six months and may extend to a year or more.  For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally much shorter.  Our VRTF real-time product, which we have recently begun to distribute through our channel partners, has thus far exhibited a generally shorter sales cycle. During the sales cycle, meetings involving both technical and management staff are conducted frequently at the prospective customer’s site and at our headquarters.  As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products.  Upon completion of the evaluation, a customer who chooses our solution may purchase one or more development licenses depending upon the number of programmers that will develop and build the customer’s application.  Additionally, a customer may purchase technical support, training courses and consulting services.  Our customers may purchase deployment licenses at the same time as they purchase development licenses, or defer their purchase of deployment licenses and related maintenance until they complete the application development (a process that typically takes at least six months and can exceed one year).

Once an application is ready for deployment, a customer typically will purchase deployment licenses.  Deployment licenses are priced based upon the number of users, in the case of a sale to an end-user customer, or as a percentage of the customer’s revenue generated from the sale of its application, in the case of a sale to a value-added reseller or distributor.  Customers may purchase additional deployment licenses as needed, without further deliveries from us, providing additional higher-margin revenue over an extended period at a relatively low incremental cost to us.  The amount and price of deployment licenses generally exceed the amount and price of earlier development licenses.

Shipping and Backlog.  All software is shipped from our Fremont facility and is delivered to the customer upon receipt of an approved order and a signed license agreement.  We typically do not have a material backlog of unfilled license orders at any given time, and we do not consider backlog to be a meaningful indicator of our future performance.

International Sales and Marketing.  Our foreign sales are recorded by subsidiaries located in Germany and the United Kingdom who also sell our products through distributors, value added resellers, as well as directly to end-users.  Our revenues from international sales were $5.4 million in the year ended October 31, 2003, $6.4 million in the year ended October 31, 2002, and $6.5 million in the ten months ended October 31, 2001.

Research and Development

We have committed, and expect to continue to commit, substantial resources to our research and development efforts.  Our current development efforts are focused on:

•                  ongoing efforts to improve the  performance and scalability of our core products;

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

Our research and development expenses were approximately $4.3 million in the year ended October 31, 2003, $5.8 million in the year ended October 31, 2002 and  $5.5 million in the ten months ended October 31, 2001. To date, all research and development expenditures have been expensed as incurred.

To date, VDS and Versant have been almost entirely developed internally by our own research and development personnel.  We selectively supplement our internal staff with outside consultants having expertise in specific areas.  Our research and development team consists mainly of software engineers with significant experience and expertise in technologies such as:

•                  object-oriented software development, including Java;

•                  relational database technology;

•                  platform engineering;

•                  design and integration;

•                  large-scale run-time environments; and

•                  middleware technologies.

We perform some of our porting and enhancement engineering work in our development office in India. Versant India, our wholly owned subsidiary, had 35 employees as of October 31, 2003 and occupies an approximately 6,500 square foot facility leased in Pune, India.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology.  For example, we license our software pursuant to signed license agreements and, to a lesser extent, “shrink-wrap” licenses displayed in evaluation downloads and in software installation screens, which impose certain restrictions on the licensee’s ability to utilize our software.  In addition, we take steps to avoid disclosure of our trade secrets, such as requiring persons with access to our proprietary information to execute non-disclosure agreements with us, and we restrict access to our software source code.  We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were also awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015.

Competition

For our VDS product, we compete with companies offering object and relational database management systems, many of whom are large and well-established corporations with broader product lines. For our Versant enJin product, our competitors consist of both relational database management companies, many of whom have or are expected to incorporate in their systems object-oriented interfaces and other functionality more directly competitive with our technologies, as well as companies who already have substantial experience in object-oriented software development and provide components similar to those included in Versant enJin. Thus, in order for our products to be well accepted in the market, it is important for one or more of our technical partnerships with application server vendors such as IBM and BEA to become deeper and more extensive.

Many of our competitors, especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers.  In addition, many of our competitors have well-established relationships with our current and potential customers. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, pricing, operating results and financial condition.

For a more detailed discussion of the competition we face in our business, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Industry—We face competition for both our VDS and Versant enJin products.”

Employees

As of October 31, 2003, we and our subsidiaries had a total of 116 employees, of whom 63 were based in the United States, 18 in Europe, and 35 in India.  Of the total, 51 employees were engaged in engineering and technical services, 26 were engaged in sales and marketing, 24 were engaged in the services organization and 15 were engaged in general administration and finance. To our knowledge, none of our employees is represented by a labor union with respect to employment with Versant.  We have experienced no organized work stoppage to date and believe that our relationship with our employees is good.

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Item 2.  Properties.

Our principal administrative, sales, marketing and research and development operations are located in Fremont, California, in an approximately 54,000 square foot building we occupy under a lease expiring in May 2007 and we also have a sales office in Plano, Texas. Our international subsidiaries also lease space, generally under multi-year operating lease agreements, in Pune, India, Munich, Germany and Hampshire, England. We believe that our current facilities will be adequate for our requirements for the next several years.

Item 3.  Legal Proceedings

We may from time to time be subject to various legal proceedings in the ordinary course of business.  Currently we are not subject to any legal proceedings required to be disclosed under this Item 3.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth fiscal quarter of our fiscal year ended October 31, 2003.

Item 4A. Executive Officers of the Registrant.

Set forth below is information regarding our executive officers as of January 14, 2004:

Name of Executive Officer	Age	Position with the Company

Nick Ordon	56	President and Chief Executive Officer

Lee McGrath	42	Vice President, Finance and Administration, Chief Financial Officer and Secretary

Ajay Jain	36	President, Real-Time Solutions

Nick Ordon has served as President, Chief Executive Officer and a director of the Company since he joined Versant in January 1998. From July 1996 to December 1997, Mr. Ordon was Vice President and General Manager of Messaging at Lotus Development Corporation, a software development company and wholly-owned subsidiary of International Business Machines Corporation. From August 1994 to July 1996, he was Vice President and General Manager of the Commercial Business Unit of Lockheed Martin Corporation, an aerospace products company. From January 1993 to August 1994, Mr. Ordon served as General Manager, NetWare Operations with Hewlett-Packard Company. Prior to entering industry, Mr. Ordon was a pilot in the United States Air Force.  Mr. Ordon received both a Bachelor and Masters of Science degree in Aerospace Engineering from the University of Colorado and a Masters of Business Administration degree in Finance and Operations from Syracuse University.

Lee McGrath has served as Versant’s Vice President, Finance and Administration, Chief Financial Officer and Secretary since joining Versant in July 2000. From June 1999 to July 2000, he served as Director of Financial Planning and Analysis, Flat Panel Systems, for Philips Components, a division of Philips Electronics. From June 1997 to May 1999, Mr. McGrath served as Controller for Digital Link Corporation, a networking equipment company. From December 1982 to June 1997, he was with Measurex, a manufacturer of electronic control systems, where he served in a variety of financial management and controller positions, in both the company’s U.S. and overseas offices. Mr. McGrath is a Chartered Certified Accountant and received a Masters of Business Administration degree from Pepperdine University.

Ajay Jain has served as Versant’s President, Real Time Solutions, a newly created business unit since November 2002. Between December 2000 and November 2002, Mr. Jain was President and Chief Executive Officer of Mokume Software, Inc., a developer of planning and process management software for the manufacturing industry, which he co-founded and which was acquired by Versant in November 2002. Between August 1999 and November 2000, Mr. Jain was President and Chief Executive Officer of Qdecor Software, a 3D software company for home decor products, which was acquired by Design Labs in 2000. Between August 1997 and August 1999 Mr. Jain was Director, Worldwide Information Technology & Applications at Clarify Corporation, a public company, and developer of customer relationship management software which was acquired by Nortel Networks in 1999. From 1995 to 1997, Mr. Jain served as Sr. Manager of Database Architecture Group at Netscape Communications. Prior to 1995, Mr. Jain worked in several engineering roles for over 6 years at Quantum Corporation and Cadence Design Systems. Mr. Jain holds a Masters degree in Business Administration from Santa Clara University, a Masters of Science degree in Computer and Information Science from Clarkson University and a Bachelors of Science degree in Mathematics and Economics from Delhi University, India.

There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the discretion of the Board.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol “VSNT.”  Our common stock commenced trading on the Nasdaq National Market on July 18, 1996.  From July 19, 1999 until March 7, 2000 our common stock was traded on the Nasdaq SmallCap Market.  From March 8, 2000 to September 30, 2002, our common stock was traded on the Nasdaq National Market.  Since October 1, 2002 our common stock has been quoted on the Nasdaq SmallCap Market.  We requested that listing of our common stock be transferred to the Nasdaq Smallcap Market as of October 1, 2002 due to the fact that it then seemed unlikely that, in the near term, we would continue to be able to satisfy the listing criteria of the Nasdaq National Market System.  The following table lists the high and low intra-day prices of our common stock reported on the Nasdaq Stock Market for the periods indicated during the last two fiscal years.  On January 6, 2004 the closing price of our common stock was $1.72 on the Nasdaq Stock Market.

	High	Low

Year Ended October 31, 2002

First Quarter	4.74	2.35
Second Quarter	2.59	1.20
Third Quarter	1.45	0.45
Fourth Quarter	0.72	0.28

Year Ended October 31, 2003

First Quarter	1.29	0.41
Second Quarter	1.10	0.62
Third Quarter	0.96	0.48
Fourth Quarter	2.68	0.52

Shareholders

There were approximately 130 holders of record of our common stock as of December 11, 2003.  We believe that a significant number of beneficial owners of our common stock hold their shares in street name.  Based on information available to us, we believe we have at least 400 beneficial shareholders of our common stock.

Dividend Policy

We have neither declared nor paid cash dividends on our common stock in the past.  We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.  The Company’s current bank credit line prohibits the payment of dividends without the Bank’s consent.

Information required by this Item regarding our equity compensation plans appears in, and is incorporated by reference from Part III, Item 12 of this Report, under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

On November 19, 2002, we issued 2,424,000 shares of our common stock to the former stockholders of Mokume Software, Inc., a privately held Delaware corporation.  These shares were issued in consideration of our acquisition of all the outstanding stock of Mokume in a merger transaction, which resulted in Mokume becoming our wholly owned subsidiary.  Based on the market price of our common stock on the date of the merger, the aggregate value of the Mokume shares received was approximately $1.3 million.  We issued these shares without registration under the Securities Act of 1933, or the Securities Act, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  In relying upon the foregoing exemptions,  we took into account the limited number of Mokume shareholders (eleven in  total), their relationship to each other, the limitation of our offering to these shareholders, the information regarding Mokume, Versant and the merger transaction furnished to the Mokume shareholders,  the representation of Mokume by  legal counsel in connection with the transaction and representations and  warranties made by the Mokume shareholders to us in connection with the transaction.  No underwriters were involved in this transaction.

In November of 2003, we issued 12,500 shares of our common stock to Seven Hills Partners LLC in consideration of professional financial advisory services without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.  In relying upon the foregoing exemption, we took into account the fact that there was only a single purchaser, the limitation of the offering to this purchaser, the financial expertise and sophistication of the purchaser and its past knowledge of and business relationship to Versant and representations and warrantiess made by Seven Hills Partners LLC to us in connection with this purchase.  No underwriters were involved in this transaction.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
September 26 – October 26, 2003	363,600	(1)	Not Applicable	(1)	None	1,454,000	(2)
Total:	363,600	(1)	—		—	1,454,000	(2)

(1)       Represents common shares cancelled pursuant to an Amendment Agreement dated as of September 26, 2003 with the former stockholders of Mokume Software, Inc., under which the parties agreed that such shares (which were potentially subject to forfeiture under the Agreement and Plan of Merger dated November 19, 2002 under which the Company acquired Mokume) would be cancelled and forfeited.  No cash or other property was paid for the cancellation and forfeiture of such shares, other than agreements among the parties amending certain terms of the Agreement and Plan of Merger.

(2)       Represents shares potentially subject to forfeiture to satisfy claims for indemnification under the Agreement and Plan of Merger dated November 19, 2002, as amended, pursuant to which we acquired Mokume.

Item 6.  Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements.  The information set forth below is not necessarily indicative of results of our future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes in this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below and factors that might cause the following selected financial data not to be indicative of our future financial condition and results of operation.  In particular, it should be noted that because we changed our fiscal year end from December 31 to October 31 in 2001, our transition period in 2001 was only a 10-month period, which impacts the comparability of the following financial data

	Year Ended October 31,	Year Ended October 31,	Ten Months Ended October 31,	Years Ended December 31
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$22,059	$19,956	$23,909	$28,445	$25,868
Income (loss) from operations	(2,712)	(3,609)	(7,012)	2,152	(409)
Net income (loss)	(2,389)	(3,390)	(7,158)	1,856	(1,736)
Net income (loss) per share:
Basic	$(0.17)	$(0.28)	$(0.59)	$0.16	$(0.17)
Diluted	$(0.17)	$(0.28)	$(0.59)	$0.12	$(0.17)

	Year Ended October 31,	Year Ended October 31	Ten Months Ended October 31,	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$11,069	$11,921	$15,370	$22,502	$19,241
Working capital	602	2,326	3,664	7,863	1,584
Long-term debt	—	—	3	40	127

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

Overview

We are a California corporation and were incorporated in August 1988.  Our principal product is the Versant Developer Suite, or VDS, a sixth generation object database management system.  Our other products include Versant enJin, a database management product suite that accelerates transactions for application servers, Versant Real-time Framework, or VRTF, a comprehensive framework for delivering real-time solutions and Versant JDO, a data access tool that enables enterprise applications to efficiently access data from a versant object database.  We commenced commercial shipment of VDS in 1991 and commercially released Versant enJin in 2000.  We license VDS, Versant enJin and peripheral products, and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.  Following our acquisition of Mokume Software in November of 2002, we commenced our real-time solutions business and in January 2003 announced our VRTF real-time solutions product.  We introduced Versant JDO in the fourth quarter of 2003.  In addition to these products, we also offer other internally developed peripheral software products and resell related software developed by third parties. We also provide maintenance and support services related to our products as well as consulting and training services.  These services are an important aspect of our business, and in the fiscal year ended October 31, 2003, a majority of our revenues were derived from these services. To date, substantially all of our revenue has been derived from the following data management products and services:

•                  sales of licenses for VDS and, to a lesser extent, Versant enJin, VRTF and Versant JDO;

•                  maintenance and support services related to VDS, Versant enJin, and VRTF;

•                  consulting services (Versant consulting practice and dedicated IBM WebSphere consulting practice) and training services;

•                  nonrecurring engineering fees received in connection with providing services associated with VDS and Versant enJin;

•                  sales of peripheral products for VDS and Versant enJin;

•                  the resale of licenses, maintenance, training and consulting for third-party products that complement VDS and Versant enJin; and

•                  reimbursements received for out-of-pocket expenses incurred for revenue in the income statement.

In fiscal 2003 we continued to focus our efforts on: (i) sales and product development activities designed to obtain revenue growth from, and enhance our data management products, VDS and Versant enJin; (ii) further work to pursue and develop our real-time solutions business initiative and related products, such as VRTF; and (iii) obtaining growth in our consulting service programs.

We expect that our principal sources of revenue for the foreseeable future will be licenses of VDS, Versant enJin, related products and VRTF, as well as maintenance, support, training and consulting services.  To a lesser degree we also anticipate deriving revenue from new products we may develop in our real-time business and the resale of third-party products.  While it will continue to be important for Versant to derive revenue from customers it has historically served in the telecommunications, financial services, technology and defense industries, we believe that our efforts in the real-time market and, to a lesser degree, in the e-business market, will be important elements of our future performance.  Success in the market for real-time products will depend on both the successful growth and emergence of this market and its continued need for highly scalable, high performance and reliable object-based technologies such as ours.

If our proposed merger with Poet Holdings is approved by our shareholders and Poet’s stockholders and is consummated, we currently expect that our data management software business will market products to new and additional market segments now addressed by Poet that we do not currently pursue and that our business would focus even moreso on international, primarily European, sales.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period.  We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information.  Although we believe our estimates are reasonable under the circumstances, there can be no assurances that our estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective, or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, impairment of long-lived assets, the determination of our reserve for doubtful accounts and stock-based compensation.

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”   Revenue consists mainly of revenue earned under software license agreements, maintenance support agreements and agreements for consulting and training activities.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. We defer revenue from license arrangements that require significant modification of the software and/or non-recurring engineering agreements requiring future obligations not yet performed and record it as revenue using contract accounting.

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

Versant does not currently license our VRTF product directly to end-users.  To date, it has been marketed only as a private-labeled product sold through physical execution systems vendors to whom Versant will provide integration, training and other consulting services.

Resellers, including value-added resellers and distributors, purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS, Versant enJin and VRTF that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  Resellers are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller, assuming collection is probable.

Revenue from our resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions and we assume the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. When we do not assume the risks and rewards of ownership, revenue from our resale of third-party products or services is recorded at contract value net of the cost of sales.

Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are generally granted only to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management.

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

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations at the acquisition date.

Mokume Software, which we acquired in November of 2002, did not have significant tangible assets at the date of acquisition and, as a result, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill.  Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on our future operating results and requires our management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows.  Should different conditions prevail than we initially assumed, material write-downs of intangible assets and/or goodwill could occur.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, Versant amortized goodwill over five years using the straight-line method.  Identifiable intangibles (acquired technology) are currently amortized over five years using the straight-line method.  As described below, in lieu of amortizing goodwill, Versant tests goodwill for impairment periodically and records any necessary impairment in accordance with SFAS 142.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142.  Goodwill is tested for impairment annually in a two-step process.  First, we must determine if the carrying amount of a Reporting Unit exceeds its “fair value,” based on quoted market prices of our common stock, which would indicate that goodwill might be impaired.  If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to our carrying amount to determine the impairment loss, if any.

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

Reserve for Doubtful Accounts

We initially record our provision for doubtful accounts based on historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.  In estimating the provision for doubtful accounts, we consider, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (i.e. license, consulting, maintenance, etc.); (iv) Our historical provision for doubtful accounts; (v) the credit-worthiness of each customer; (vi) the economic conditions of the customer’s industry; and (vii) general economic conditions.

Stock-Based Compensation

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method allowed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed on an accelerated basis over the vesting period of the related stock option, which is generally up to four years.

Results of Operations

In 2001, we filed a report on Form 8-K reporting the decision by our Board of Directors to change our fiscal year-end from December 31 to October 31. This change was made to better align our sales and financial reporting cycle with our customers’ procurement cycles.  Consequently, the consolidated financial statements in Item 8 of this report include financial statements for the year ended October 31, 2003, the year ended October 31, 2002 and the ten months ended October 31, 2001 because it was impracticable and not cost-justified to furnish complete financial statements for the comparable periods ended October 31, 2001.  We do not believe that seasonal or other factors affect the comparability of information or trends in those financial statements.  However, when reviewing this Item 7, readers should keep in mind that, because our transition period ended October 31, 2001 was a ten month (and not a twelve month) period, it is more difficult to directly compare our results for that transition period with our twelve-month reported periods ended October 31, 2003 and October 31, 2002.

As used in this Management’s Discussion and Analysis Section, references to “2003” mean the twelve month period ended October 31, 2003, references to”2002” means the twelve month period ended October 31, 2002 and references to “2001”, “ten month 2001 period” or “2001 reported period” each mean the ten month period ended October 31, 2001.

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Twelve Months Ended Oct 31, 2003	Twelve Months Ended Oct 31, 2002	Ten Months Ended Oct 31, 2001

Revenue:
License	41%	51%	31%
Maintenance	28%	26%	22%
Professional Services	31%	23%	47%
Total revenue	100%	100%	100%
Cost of revenue:
License	4%	5%	3%
Maintenance	6%	6%	6%
Professional Services	27%	21%	43%
Amortization of Intangibles	0%	0%	0%
Total cost of revenue	37%	32%	52%

Gross profit margin	63%	68%	48%

Operating expenses:
Marketing and sales	35%	39%	35%
Research and development	20%	29%	23%
General and administrative	15%	17%	12%
Stock based compensation	5%	0%	0%
Amortization of goodwill	0%	1%	4%
Restructuring	0%	0%	3%
Total operating expenses	75%	86%	77%
Loss from operations	(12)%	(18)%	(29)%
Other income (expense), net	2%	1%	0%
Loss before income taxes	(10)%	(17)%	(29)%
Provision for income taxes	1%	0%	0%
Net loss	(11)%	(17)%	(29)%

The following table summarizes the results of our operations for the periods presented:

	Twelve Months Ended Oct 31, 2003	Twelve Months Ended Oct 31, 2002	Ten Months Ended Oct 31, 2001	% change in 10/31/03 from 10/31/02	% change in 10/31/02 from 10/31/01

License revenue	$9,082	$10,106	$7,362	(10)%	37%
Maintenance revenue	6,076	5,300	5,135	15%	3%
Professional services revenue	6,901	4,550	11,412	52%	(60)%
Total revenue	22,059	19,956	23,909	11%	(17)%

Cost of license revenue	843	902	634	(7)%	42%
Cost of maintenance revenue	1,312	1,291	1,191	2%	8%
Cost of services revenue	6,011	4,041	10,546	49%	(62)%
Amortization of intangibles	91	—	—	—	—
Total cost of revenue	8,257	6,234	12,371	32%	(50)%

Operating expenses:
Marketing and sales	7,698	7,854	8,482	(2)%	(7)%
Research and development	4,340	5,835	5,464	(26)%	7%
General and administrative	3, 267	3,440	2,963	(5)%	16%
Stock based compensation	1,209	—	22	100%	(100)%
Amortization of goodwill	—	202	396	(100)%	(49)%
Write off goodwill	—	—	555	—	(100)%
Restructuring costs	—	—	668	—	(100)%
Total operating expense	16,514	17,331	18,550	(5)%	(7)%
Loss from operations	(2,712)	(3,609)	(7,012)	(25)%	(49)%
Other income (expense), net	397	287	(53)	38%	(642)%
Loss before income taxes	(2,315)	(3,322)	(7,065)	(30)%	(53)%
Provision for income taxes	74	68	93	9%	(27)%
Net loss	$(2,389)	$(3,390)	$(7,158)	(30)%	(53)%

Summary Overview

Total revenue for the year ended October 31, 2003 increased by 11% over our total revenue for the twelve months ended October 31, 2002.  This increase resulted from a 52% increase in our professional services revenues (primarily from our dedicated WebSphere consulting practice) and to a lesser degree from a 15% increase in our maintenance revenues, and was offset by a 10% decrease in our license revenues in 2003, when compared to 2002.  Total revenue for the year ended October 31, 2002 decreased by 17% from our total revenue for the ten months ended October 31, 2001.  Our total services revenue for 2002 was down 40% from total services revenue for the 2001 reporting period while license revenues increased 37% over 2001.

Total operating expenses in the year ended October 31, 2003 decreased 5% to $16.5 million from $17.3 million in 2002.  Our total operating expenses of $17.3 million in 2002 represented a decrease of 7% from our operating expenses of  $18.6 million in 2001.  These decreases in both fiscal 2003 and 2002 were the result of lower costs associated with reduced headcount and cost cutting efforts that we implemented in 2001 and continued in 2002 and 2003. Our operating expenses for 2003 included a $1.2 million stock based compensation expense.  This charge resulted from the accelerated vesting of employee owned shares issued in connection with our acquisition of Mokume (please refer to the section titled ‘Stock Based Compensation’ below) and to a lesser extent from stock options granted to non-employees.  Excluding this stock based compensation expense in 2003, our operating expenses in 2003 would have decreased 12% over 2002 operating expenses, which did not include any stock based compensation charge.

Net loss for 2003 improved 30% over 2002.  Net loss for 2002 was a 53% improvement over the reporting period in 2001.

Revenue

Total revenue increased 11% to $22.1 million in the twelve-month period ended October 31, 2003 from $20.0 million in the twelve-month period ended October 31, 2002.  This increase resulted primarily from a 52% increase in our professional services consulting revenue, which depends significantly on revenues from our WebSphere consulting practice, and to a lesser extent from increased maintenance revenues, which increased by 15% year over year.  License revenue for 2003 was down 10% from 2002.

The technology sector was the biggest contributor to the increase in 2003, representing 34% of total revenues in 2003 compared with 18% in 2002, largely attributable to the growth in our WebSphere consulting practice revenues. Telecom customers, represented 23% of total revenues in 2003 and continue to be a significant vertical market for Versant although this sector was down compared with 2002 and with historical norms for Versant, reflecting the ongoing economic challenges in that industry. Defense sector revenue was consistent with 2002 in percentage terms, representing 14% of total revenue while financial services revenue increased to 9% of total revenue in 2003 compared with 6% in 2002.

In the twelve-month period ended October 31, 2002 total revenue decreased 17% to $20.0 million from $23.9 million in the ten-month period ended October 31, 2001. Revenue from telecom and financial services customers constituted 36% of our total revenue in 2002 compared with 57% in the ten-month period ended October 31, 2001. Telecom customers were particularly important, comprising 30% of our total revenue in 2002 and 53% of our total revenue in the ten months ended October, 31,2001. Revenues from the defense sector increased in 2002 and somewhat mitigated declines in the commercial sector, accounting for 14% of our total revenue in 2002

International revenues were $5.4 million or 25% of our total revenue in 2003,  $6.4 million or 32% of our total revenue in 2002 and $6.5 million or 28% of our total revenue in 2001. The decrease over all reported periods was the result of the economic downturn, especially as it applied to the telecommunications industry, which has had a more marked effect on international sales than on domestic sales, particularly in Europe.  We intend to maintain our sales and marketing activities outside the United States, which include supporting our subsidiaries, distributors and resellers in Europe, Japan and other Asia/Pacific countries.  This will require significant management attention and financial resources, and may increase costs and impact margins unless and until corresponding revenue is achieved.

Our international sales are made at the foreign currency equivalent of a U. S. dollar based price.  An increase or decrease in the value of the United States dollar relative to foreign currencies could make our products more or less expensive respectively and, therefore, impact our competitiveness in foreign markets.  To the extent that we increase our reliance on  international sales, our total revenue may be affected to a greater extent by seasonal fluctuations resulting from lower sales levels that typically occur during the summer months in Europe and other parts of the world.

We continue to experience significant quarterly fluctuations in total revenue and believe this trend will continue in 2004 and is consistent with our industry.

License Revenue

License revenue decreased 10% to $9.1 million in 2003 from $10.1 million in 2002 primarily due to lower transaction volume (2002’s transaction volume was the highest in four years albeit at lower average deal values).  The reduced transaction volume in 2003 was partially offset by higher average deal values.  Lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis versus the historical practice of prepaying license fees in advance of usage continue to be factors affecting our license revenues, as does the macroeconomic environment, especially as it pertains to the telecom industry. Deployment license revenues, which we consider to be an important indicator of the relevance of our technology in the marketplace, accounted for 83% of total license revenues in 2003 compared with 75% of total license revenues in 2002 and 62% for the reported period of 2001. We are encouraged that deployment license revenue in 2003 and 2002 returned to a level more consistent with historical norms.

License revenue increased 37% to $10.1 million in 2002 from $7.4 million in the ten month 2001 period, primarily due to increased deployment license revenues (specifically in the defense sector) and secondarily due to the resale of third party software, which represented 9% of our 2002 license revenues.

As a percentage of total revenue, license revenues were 41% in 2003, 51% in 2002 and 31% in the ten months ended October 31, 2001.

Maintenance and technical support revenue

Maintenance and technical support revenue includes revenue derived from maintenance agreements that provide customers internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.  It also includes maintenance revenue on the resale of third party products.

Maintenance and technical support revenues increased 15% to $6.1 million in 2003 from $5.3 million in 2002, and in 2002 they increased 3% from $5.1 million when compared to the ten months ended October 31, 2001.  These increases were primarily due to an increase in maintenance pricing on new license deals which mitigated the impact of reduced license sales and also our continued efforts to bring the installed customer base current on their maintenance contracts for customers that were running older versions of our software.

As a percentage of total revenues, maintenance and technical support revenues increased to 28% in 2003 from 26% in 2002 and 22% in the ten months ended October 31, 2001.

Professional Services Revenue

Professional services revenue consists of revenue from consulting, training and technical support as well as billable travel expenses incurred by our service organization.

Professional services revenue increased 52% to $6.9 million in 2003 from $4.6 million in 2002, mainly as a result of growth in our WebSphere consulting practice and secondarily due to the growth in our Versant consulting practice. Professional services revenue decreased 60% to $4.6 million in 2002 from $11.4 million in the ten month 2001 period. The decrease in 2002 from 2001 was mainly the result of a significant one-time sub-contracted service engagement that commenced in December 2000 and concluded in November 2001, with a corresponding decline in 2002 services revenue.

As a percentage of total revenue, professional service revenues increased to 31% in 2003 from 23% in 2002, which decreased from 47% of total revenue in the ten months ended October 31, 2001.

Cost of Revenue and Gross Profit Margins

The key factors that cause variations in our cost of revenue are primarily the mix of our product sales and secondarily, our sales volume. In general, a higher proportion of license revenue will result in lower overall total costs of revenue and thus higher gross profit margins.  Our maintenance revenues have the next lowest associated costs, with consulting revenues attracting the highest costs.

Total cost of revenue increased 32% to $8.3 million in 2003, up from $6.2 million in 2002.  Approximately 68% of this $2.1 million year over year increase was due to our sales mix in 2003, in which a larger proportion of our revenues were higher cost service revenues, which increased and represented 59% of total revenue in 2003 compared to 49% in 2002, while our license revenues represented 41% of total revenue in 2003 compared with 51% in 2002.  Approximately 32% of our increase in costs of revenue in 2003 was attributable to increased overall sales volume. Total cost of revenue decreased 50% to $6.2 million in 2002 from $12.4 million in 2001. Approximately 67% of this $6.2 million year over year decrease was again due to our sales mix, with license revenues representing 51% of total revenue in 2002 compared with 31% in 2001, while approximately 33% of the year-over-year decrease in cost of revenue was attributable to decreased overall sales volume.

Total cost of revenue was 37% of total revenue in 2003, 32% of total revenue in 2002 and 52% of total revenue in 2001.

Cost of license revenue

Cost of license revenue consists primarily of product royalty obligations incurred by us when we sublicense tools provided by third parties, and costs of user manuals, product media, production labor costs, freight and packaging. Cost of license revenue was 4% of total revenue in 2003, 5% of total revenue in 2002 and 3% of total revenue in 2001.  Cost of license revenue was 9% of license revenue in 2003, 2002 and 2001.

Cost of license revenue decreased 7% in 2003 to $843,000 compared to $902,000 in 2002.  This net year over year decline of $59,000 is comprised of approximately $91,000 attributable to decreased license sales volume offset by approximately $32,000 of incremental resale costs.

Cost of license revenue increased 42% in 2002 to $902,000 as compared to $634,000 in the ten month 2001 period. Approximately 88% of this $268,000 increase was sales volume related, with the remainder attributable to the cost of reselling third party software, which commenced in 2002, and these increases were offset by a reduction in royalties payable by us with respect to our enJin product, primarily due to the fulfillment of our obligations under our third party royalty agreement.

Cost of maintenance and technical support revenue

Cost of maintenance and technical support revenue consists principally of personnel costs associated with providing  technical support and has remained reasonably constant at approximately 6% of our total revenue in 2003, 2002 and the ten month period ended 2001.  Cost of maintenance and technical support revenue was 22% of maintenance revenue in 2003, 24% in 2002 and 23% in 2001.

Cost of professional services revenue

Cost of professional services revenue consists principally of personnel costs (both employee and sub-contractor) associated with providing consulting and training. Cost of revenues from professional services may vary depending on whether such services are provided by Versant personnel or by sub-contracted third party consultants. Cost of professional services revenue was 27% of total revenue in 2003, 21% of total revenue in 2002 and 43% of total revenue in 2001.  Cost of professional services revenue was 87% of professional services revenue in 2003, 89% in 2002 and 92% in 2001.

Cost of professional services revenue increased 49% to $6.0 million in 2003 from $4.0 million in 2002 almost entirely attributable to increased consulting revenues, especially in our dedicated WebSphere practice.

Cost of professional services revenue decreased 62% to $4.0 million in 2002 from $10.5 million in 2001. Approximately 97% of this $6.5 million year over year decrease was volume related, due to the conclusion in November 2001 of a significant one-time sub-contracted service engagement that commenced in December 2000, and the remainder being the favorable cost impact of using a higher proportion of Versant personnel to provide professional services in 2002 versus 2001.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, marketing and sales literature, product management, sales offices, occupancy and depreciation expense.

Marketing and sales expense decreased 2% in 2003 to $7.7 million from $7.9 million in 2002 as a result of lower commission expense corresponding with the lower license revenue, and lower marketing program costs in connection with our ongoing efforts to reduce expense.. Marketing and sales expense decreased 7% in 2002 to $7.9 million from $8.5 million in the ten month 2001 period as a result of lower marketing program costs.

As a percentage of revenue, marketing and sales expense was 35% in 2003 versus 39% in 2002, primarily due to increased revenues and secondarily due to reduced expenses.  Marketing and sales expense was 39% of total revenue in 2002 versus 35% in the ten month 2001 period primarily due to decreased revenue but mitigated by reduced expense.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other employee-related expenses, depreciation, and expenses associated with development tools, equipment, supplies and travel.

Research and development expenses decreased 26% in 2003 to $4.3 million from $5.8 million for 2002, due to reduced headcount as well as cost reduction efforts implemented during 2003.  Research and development expenses increased 7% in 2002 to $5.8 million from $5.5 million for the ten month 2001 period. This increase was the result of comparing twelve months of expense in 2002 to only ten months of expense in 2001.

As a percentage of revenue, research and development expense was 20% in 2003 versus 29% in 2002, primarily due to reduced expense and secondarily due to increased revenues. As a percentage of revenue, research and development expense was 29% in 2002 versus 23% in 2001, primarily due to decreased revenue and secondarily due to increased expense.

We believe that a significant level of research and development expenditures is required to remain competitive and complete products under development.  Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected.  To date, all research and development expenditures have been expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other employee related costs for our finance, human resources, legal and executive management functions.  In addition, general and administrative expenses include outside legal, audit and public reporting costs, allocated facilities costs and reserves for estimated bad debts.

General and administrative expenses decreased 5% to $3.3 million in 2003 from $3.4 million in 2002 primarily due to reduced bad debt expense. General and administrative expenses increased 16% to $3.4 million in 2002 from $3.0 million in the ten month 2001 period, with the increase being principally a function of comparing twelve months of expenses in 2002 with ten months in 2001.

As a percentage of revenue, general and administrative expense was 15% in 2003 versus 17% in 2002 primarily due to increased revenues and secondarily due to decreased expense.  General and administrative expense was 17% in 2002 versus 12% in the ten month 2001 period primarily due to reduced revenues and secondarily due to increased expense.

Amortization and Write-down of Goodwill

Our acquisition of Mokume Software in November of 2002 resulted in our recording goodwill of $363,417.  Subsequent to the purchase we reclassified additional goodwill in the amount of $53,400 and in September of 2003, we recorded additional goodwill of $290,000.  As SFAS No. 142 was adopted on November 1, 2002, it requires that existing goodwill is no longer subject to amortization.  As of October 31, 2003, we had goodwill for Mokume of approximately $708,000, which will no longer be amortized.  Instead this goodwill amount will now be subject to periodic evaluations for impairment and will be reduced to the extent of that impairment.  See note 9 to our consolidated financial statements included in Item 8 of this report.

Our acquisition of Versant Europe in March 1997 resulted in our recording goodwill of $3.3 million. This goodwill was being amortized on a straight-line basis over seven years, but we changed this estimate to a five-year period in 1998. We amortized approximately $187,000 of this amount in 2002 and $156,000 of this amount in 2001.  As of October 31, 2003, we had goodwill for Versant Europe of approximately $219,000, no longer subject to amortization but instead subject to periodic evaluations for impairment.

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

 As of October 31, 2003, we had additional goodwill related to our Versant India acquisition of $21,000, which will no longer be amortized.

Stock Based Compensation

The Company recorded $337,000 of stock based compensation expense in 1999 related to 125,000 options granted to a public relations firm pursuant to a November 1, 1999 agreement.  These options were exercisable in full at a weighted average price of  $4.45 per vested share.  The agreement also granted a monthly retainer of $5,000 for services provided.  These options expired in November of 2002.  In January of 2001, the Company renewed the agreement, which includes compensation to the public relations firm for services rendered at a monthly rate of $6,000 plus 62,500 non-qualified stock options under its 1996 Equity Incentive Plan. Of the 62,500 options granted, 6,500 vested in full at $1.61 per share, and the remaining 56,000 options vested based upon meeting certain performance criteria.  The non-vested options were exercisable at a weighted average exercise price of  $4.67 per share.  The vested and unvested options expired in November 2002.  In September of 2003, the company entered into a new agreement with this firm that granted 62,500 options that vested in full at $2.00 per share.  The Company recorded $22,000 to stock based compensation expense in 2001 and $69,513 to stock based compensation expense in 2003, related to these options.

In October of 2003, the Company recorded $4,976 of stock based compensation expense related to 6,000 options granted to a marketing consultant pursuant to a February 29, 2003 agreement.  In October of 2003, the Company also recorded $5,709 of stock based expense related to 3,000 and 250 options granted to a sales consultant pursuant to July 2002 and November 2002 agreement, respectively.

In October of 2003, the Company also recorded $1.1 million of stock based compensation expense related to the acceleration of the vesting of employee owned shares, pursuant to an Amendment Agreement dated September 26, 2003, entered into with certain of the former stockholders of Mokume Software, Inc. (the “former Mokume stockholders”), which amended the Agreement and Plan of Reorganization dated as of November 19, 2002 pursuant to which Versant acquired Mokume (the “Mokume Merger Agreement”). Under the terms of the Mokume Merger Agreement, under certain circumstances Versant was entitled to repurchase from the former Mokume stockholders a total of 1,212,000 of the Versant shares issued to them pursuant to the Mokume Merger Agreement (the “Contingent Shares”). The accelerated vesting of Contingent Shares owned by non-employees was recorded as additional goodwill in the amount of $290,000. The principal modifications to the Merger Agreement that were affected by the Amendment Agreement are summarized below.

•                  A total of 363,600 of the Contingent Shares were forfeited by the former Mokume stockholders and cancelled without consideration and the remaining 848,400 Contingent Shares are no longer subject to forfeiture or repurchase by Versant and have been released from any repurchase restrictions that were applicable to them.

•                  Subject to certain conditions, the 2,060,400 shares of Versant common stock issued under the Mokume Merger Agreement that remain outstanding after the forfeiture of 363,600 Contingent Shares are to be released from the risk of forfeiture to satisfy claims for indemnification made by Versant under the Merger Agreement in installments over time as follows:

•                  606,400 shares were released from potential forfeiture under indemnification claims on September 26, 2003; and

•                  The balance of 1,454,000 shares are to be released in various increments at various times during the one-year period beginning on November 19, 2003 and ending November 19, 2004, when all shares not previously forfeited would be released from indemnification claims.

Restructuring Costs

On October 31, 2001, we implemented a restructuring plan aimed at optimizing our performance in Europe.  The primary goal was to reduce operating expenses, while maintaining current revenue streams in Europe. As a result, we changed our distribution model in France from that of a wholly owned subsidiary to an independent distributor.  As a result of this restructuring we incurred one-time costs related to employee severance payments, related benefit and outplacement expenses, termination of a building lease and accounting and legal costs associated with the closure of the office and the write-off of the carrying value of fixed assets. The total cost of the restructuring was estimated at $668,000 and was recorded as restructuring costs in operating expenses in the ten months ended October 31, 2001.  As of October 31, 2003 all remaining obligations were paid.

Other Expense, Net

Other income (expense), net primarily represents the foreign currency gain or loss as a result of settling transactions denominated in currencies other than our functional currency and the re-measurement of non-functional currency monetary assets and liabilities.  Secondarily, it represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents. We reported net other income of $397,000 in 2003, which includes a foreign exchange gain of $343,000 in connection with foreign currency transaction adjustments recorded in 2003,  $2,000 interest expense and $56,000 other income expense, net.  We reported net other income of $287,000 in 2002, which includes a $200,000 refund we received from an insurance deductible paid in prior periods and experienced lower interest payments on capital leases and bank loans.  We reported net other expense of $53,000 in the ten month 2001 period.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  We incurred net operating losses in 2003, 2002, and 2001. We also incurred foreign withholding taxes of  $74,000, $68,000 and $93,000 in 2003, 2002, and 2001, respectively, which are included within the income tax provision.

At October 31, 2003, we had federal and state net operating loss carryforwards of  $45.5 million and $11.3 million, respectively, and tax credit carryforwards of  $3.3 million expiring on various dates through 2023.  Due to our history of operating losses and other factors, we believe that there is sufficient uncertainty regarding the realizability of these carryforwards, and therefore a valuation allowance of approximately $20.5 million has been recorded against our net deferred tax assets of approximately $20.5 million.  We will continue to assess the realizability of the tax benefit available to us based on actual and forecasted operating results.

Due to the “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Liquidity and Capital Resources

	Year Ended October 31, 2003	% Change	Year Ended October 31, 2002	% Change	Ten Months Ended October 31, 2001
Net cash provided by (used in) operating activities	(1,091,000)	(314)%	509,000	57%	325,000
Net cash used in investing activities	(527,000)	(2495)%	22,000	(113)%	(171,000)
Net cash provided by (used in) financing activities	673,000	340%	(281,000)	(17)%	(338,000)
Period-end cash, cash equivalents and short-term investments	3,311,000	(25)%	4,427,000	8%	4,101,000
Period-end working capital	602,000	(74)%	2,326,000	(37)%	3,664,000

At October 31, 2003, we had $3.3 million in cash and cash equivalents, a decrease from $4.4 million as of October 31, 2002, which was a slight increase from $4.1 million in cash and cash equivalents as of October 31, 2001.  As of October 31, 2003 our working capital was approximately $602,000, which represented a decrease from working capital of approximately $2.3 million as of October 31, 2002.  Our working capital of $2.3 million at October 31, 2002 represented a decrease from our working capital of $3.7 million at  October 31, 2001.

On September 29, 2003, we issued a press release and filed a report on Form 8-K reporting our signing of a merger agreement with Poet Holdings, Inc. and our proposed merger with Poet. Through October 31, 2003, we have incurred  approximately $800,000 in merger related costs, consisting primarily of legal and investment banking fees and we expect to incur approximately $300,000 additional expenses in order to complete the merger, which involves registering the stock we would issue in the merger under the Securities Act and the holding of a special stockholder meeting to consider and vote on the proposed merger.  If the merger agreement with Poet is terminated without consummation of the proposed merger in certain circumstances, which could include the failure of our shareholders to approve the merger, we could become liable to pay Poet certain termination fees, ranging in amount from $500,000 to $1,000,000.

We maintain a revolving credit line with a bank that expires in July 2004.  The maximum amount that can be borrowed under the revolving credit line is $5.0 million. As of October 31, 2003, there were $500,000 borrowings (drawn in October 2003) outstanding under this line and this balance was repaid in full in November 2003.  As of October 31, 2002, there were no borrowings outstanding under this line. As of October 31, 2001, there were $500,000 borrowings outstanding; and this balance was repaid in November 2001.  Borrowings are limited to 80% of eligible accounts receivable and are secured by a lien on substantially all of our assets.  Borrowings outstanding bear interest at prime rate plus 4.00% (8.00% at October 31, 2003). The amount available under this line fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. The loan agreement contains no financial covenants regarding our monthly or quarterly profitability or net asset position, and prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.  The bank has consented to our proposed merger with Poet Holdings.

In fiscal 2003, operating activities used net cash of $1.1 million. In 2003, net loss of $2.4 million, was offset by a non-cash stock based compensation expense of $1.2 million and depreciation and amortization of $987,000 and a reduction of inventory and deferred revenue of $723,000 and $405,000, respectively.  In fiscal 2002, operating activities provided net cash of $509,000.  Net loss of $3.4 million in 2002 was offset by a reduction of accounts receivable of $2.2 million and depreciation and amortization costs of $1.3 million.  In the ten months ended October 31, 2001, operating activities provided net cash of $325,000.  Our net loss of $7.2 million for the ten month 2001 period, which was generated primarily in the first quarter of 2001, was offset by a reduction of accounts receivable of $4.8 million, goodwill write-down of $555,000 and depreciation and amortization of $1.6 million.

In fiscal 2003, net cash of $527,000 was used in investing activities, which included $260,000 of Mokume acquisition costs and $267,000 for the purchase of capital equipment needed to support our growth.  In fiscal 2002, investing activities provided $22,000 of net cash, which represented proceeds from the sale of obsolete equipment, offset by the purchase of other equipment.  In the ten month 2001 period net cash used in investing activities was $171,000, for the purchase of equipment.

In fiscal 2003, net cash of $673,000 was provided by financing activities and included $500,000 borrowed under our revolving credit line and $177,000 of proceeds from the sale of common stock in connection with our employee stock purchase program.  In fiscal 2002, we used $281,000 of net cash in financing activities.  Repayments of borrowings under our bank line of $550,000 and principal payments of $56,000 under capital lease obligations were partially offset by proceeds of $325,000 from the sale of common stock in connection with our employee stock purchase plan.  In the ten month 2001 period, net cash used in financing activities was $338,000 due to repayments of borrowings under our line of credit of $770,000, principal payments under our capital lease of $43,000 and the repurchase of common shares of $1,000 being partially offset by $476,000 in proceeds from the exercise of employee stock options and the sale of common stock to our employees under employee benefit plans.

At October 31, 2003, our commitments for capital expenditures were not material.

We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for fiscal 2004, irrespective of whether or not the proposed merger with Poet Holdings, Inc. is consummated.  We base this assertion on the following factors:

•                  Our Net Days Sales Outstanding (DSO) at the end of 2003 was 64 days.  This important cash collection indicator has been under 90 days consistently since the third quarter of 2001 and we are committed to maintaining this performance.

•                  Our estimated  quarterly run rate for operating expenses for the immediate future is in the range of $3.7 million to $4.2 million and is the lowest point since Versant became a public company in 1996.

•                  We have a line of credit through July 2004 that is readily available to address short-term liquidity fluctuations. To date this credit line has remained largely unutilized.  The minimum amount that has been consistently available to us under this credit line, given its eligibility requirements, has been $1.5 million, while the maximum we have ever drawn down has been $1.0 million, and this for a period of less than one month.

•                  We believe that, based on current market conditions, we might be able to raise private financing if necessary, though such financing might require sales of our stock at prices below prevailing market prices, which could dilute the interests of existing shareholders.  While we currently do not intend pursuing this option in the immediate future, this may become a more necessary focus should the proposed merger with Poet Holdings, Inc. not be consummated, particularly if we then became obligated to pay Poet any termination fees pursuant to the terms of our merger agreement with Poet.

If the proposed merger with Poet Holdings, Inc does indeed become effective, within the March 2004 timeframe, then we expect the cash balance in the merged company to be within a range of approximately $6 million to $8 million  upon the effective date. It is possible that, if the merger with Poet is approved and consummated, shareholders of Poet and Versant who did not vote in favor of the merger may be able to exercise statutory dissenters’ appraisal rights in connection with the merger, which would potentially enable such shareholders to receive cash payments from Versant equal to the fair market value of their shares. The amounts that might have to be paid to satisfy such appraisal rights are unknown, but would reduce the combined company’s cash reserves to the extent exercised.

Although we expect to effectively manage our cash resources, there can be no assurance that our cash resources will be adequate as our operating results are very difficult to predict and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing, if financial results fall short of our goals.  The incremental cost requirements surrounding the proposed merger with Poet Holdings, Inc. has placed a significant further burden on the company’s cash resources.  Additional debt or equity financing may be required or desirable, although it is not currently anticipated, and may not be available to us on commercially reasonable terms, or at all.  In addition, debt or equity financing if available, would require Poet’s pre-approval of such financing transaction, under the terms of our merger agreement with Poet and there is no assurance that this approval would be forthcoming.  The prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.  Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities and in some circumstances, might require us to obtain the approval of our shareholders, which could delay or prevent consummation of the financing transaction.  Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of SFAS 148 did not have an effect on our financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of EITF 00-21did not have a material effect on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of Interpretation 45 did not have a material effect on our financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets will continue to be valued and amortized over their estimated lives, and in-process research and development will continue to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001, existing goodwill will no longer be subject to amortization. Due to our change in fiscal year-end from December 31 to October 31, we adopted SFAS No. 142 on November 1, 2002, from which date, we will no longer amortize goodwill.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections.  SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged.  The provisions of SFAS No. 145 did not have a material effect on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material effect on our financial position,  results of operations, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an effect on our financial position, results of operations or cash flows.

Quarterly Information (unaudited):

Summarized quarterly supplemental consolidated financial information for 2003 and 2002 is as follows:

	Fiscal 2003 Quarters Ended				Fiscal 2002 Quarters Ended
	Jan 31,	Apr 30,	Jul 31,	Oct 31,	Jan 31,	Apr 30,	Jul 31,	Oct 31,
	(in thousands, except per share data)

Revenue	$5,849	$5,024	$5,429	$5,757	$6,104	$4,701	$4,449	$4,702

Gross profit	3,765	3,021	3,387	3,629	4,036	3,167	3,077	3,442

Operating loss	(720)	(802)	(142)	(1,048)	(618)	(1,386)	(1,280)	(325)

Net loss	(664)	(772)	(153)	(800)	(578)	(1,082)	(1,323)	(407)

Basic net loss per share	(.05)	(.06)	(.01)	(.06)	(0.05)	(0.09)	(0.11)	(0.03)

Diluted net loss per share	$(.05)	$(.06)	$(.01)	$(.06)	$(.05)	$(.09)	$(.11)	$(.03)

Risk Factors

This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results to differ materially from those described in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At October 31, 2003, we had $3.3 million in cash and cash equivalents and working capital of approximately $602,000 and we experienced declines in our cash and working capital in fiscal 2003. To date, we have not achieved profitability or positive cash flow on a sustained basis.  Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our new real-time business initiative may increase our operating expenses, and if revenues from the real-time business don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  In addition, when our bank line expires in July 2004, there can be no assurance that it will be renewed.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to reduce our operating expenses, which would restrict our ability to pursue our business objectives.

We are dependent on a limited number of products.  Nearly all of our revenue to date has been derived from two products, VDS and Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.  Although we plan to eventually diversify our product line through our real-time business initiative, there can be no assurance that currently released or future developed real-time products will facilitate this objective, nor that such products will be well received by the market.  Accordingly, any significant reduction in revenue levels from VDS or Versant enJin can be expected to have a strong negative impact on our business and results of operation.

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

•                  failure to timely develop and launch successful new products;

•                  fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, financial services,  and defense markets;

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

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer, IBM (who subcontracts us for WebSphere consulting engagements ), represented 19% of total revenue in 2003 and 14% of our total revenue for 2002.  The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer making declining purchases with a different major customer could have a material adverse effect on our business.

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenue on the telecommunications and financial services industries, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and, more recently, on the financial services market, and we are becoming increasingly dependent upon the defense industry for sales of VDS and Versant enJin.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends which could jeopardize our ability to continue to derive revenue from customers in that industry.  In addition, the types of applications and commercial products for the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases and real-time e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  For the year ended October 31, 2003, approximately 25% of our total revenue was derived from customers outside the United States and Canada.  This requires that we operate internationally and maintain a significant presence in international markets.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last fiscal year we have transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

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

Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more.  Sales to our e-business customers are often concluded in shorter time intervals but on the other hand sales to the defense industry can take considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  While we believe that the sales cycle for real-time products is shorter than for VDS, it may be that our initial sales of real-time products may have even longer sales cycles as we strive to build credibility with new customers in different industries.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular period.

We are focusing our growth efforts on our new real-time computing business, which presents certain new risks.  Our acquisition of Mokume Software in November 2002 initiated implementation of our strategy to develop a “real-time” business. Our strategic objective for this business is to expand our business base by using real-time technology, leveraged with our existing data management technology, to develop new solutions designed to enable us to address new customers in different industries.  To date we have developed one real-time product, VRTF, and hope to ultimately develop additional real-time applications for the VRTF technology as part of this business initiative However the real-time market is relatively new and our efforts to develop a real-time business will require us to sell and market our products to manufacturing companies and companies in other new industries with which we have not had prior sales or marketing experience.  We believe that success in developing and selling real-time business products will require us to devote appropriate efforts to developing strong sales, marketing and development skills required to address new target markets. These efforts may increase our operating costs, and if we fail to timely generate revenue from our real-time business, our working capital and operating results could be adversely affected.  There can be no assurance that our efforts to pursue the real-time computing business will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998.  The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Actof 1934, or Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about Versant and its financial performance. Although this case has been dismissed as of this date, there can be no assurance that we will not be subject to similar litigation in the future.

Risks Related to Our Industry

We face competition for our products.  For our VDS product, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (which was acquired by Progress Software Corporation in 2002) and Objectivity, Inc. and Poet Holdings, Inc.  Traditional relational database management competitors include Oracle, Computer Associates, Sybase, IBM and Microsoft.

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

Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than ours.  In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion and sale of their products.  They alsomay have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results and financial condition.

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

We may be subject to claims of intellectual property infringement.  We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  For example, we have received correspondence from a third party alleging that we received misappropriated intellectual property from Mokume Software when we acquired Mokume and that Mokume had interfered with certain business relationship of that third party.  We believe these claims lack merit and we intend to defend them vigorously if they are pursued.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Risks Related to our Stock

Our common stock is listed on the Nasdaq SmallCap Market.  We do not currently meet the listing requirements necessary for our common stock to be listed on the Nasdaq National Market System, or NMS.  Effective on October 1, 2002, we transferred the listing of our common stock from the NMS to The Nasdaq SmallCap Market.  The listing of our common stock on The Nasdaq SmallCap Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to re-list our common stock on the NMS.

In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on The Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that we either (i) have stockholders’ equity of $2,500,000, or (ii) have $500,000 in net income or (iii) that the market value of our publicly held shares be $35 million or more.  For several reasons, including the fact that the bid price of our common stock has in the past been below $1.00 per share for a significant time period, there remains a significant risk that our common stock will cease to qualify for listing on the Nasdaq SmallCap Market.  We regained compliance with the Nasdaq SmallCap minimum bid price requirement on September 5, 2003.  At October 31, 2003, we did not meet The Nasdaq Smallcap’s net income requirement, but our stockholders’ equity was approximately $3.3 million, in excess of the Nasdaq SmallCap requirement.  If our common stock is delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

We may engage in future acquisitions that dilute our stockholders and cause us to incur debt or assume contingent liabilities.  As part of our strategy, we expects to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  In the event of any future acquisitions, we could:

•      issue stock that would dilute current stockholders' percentage ownership;

•      incur debt; or

•      assume liabilities.

These purchases also involve numerous risks, including:

•      problems combining the purchased operations, technologies or products;

•      unanticipated costs;

•      diversion of management's attention from our core business;

•      adverse effects on existing business relationships with suppliers and customers;

•      risks associated with entering markets in which we have no or limited prior experience; and

•      potential loss of key employees of purchased organizations.

We cannot assure you that we will be able to successfully integrate Poet's business or any businesses, products, technologies or personnel that we might purchase in the future.

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

Ownership of our stock is concentrated.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex’s filings with the SEC, which indicate that Vertex holds the equivalent of 4,027,034 shares (assuming conversion of all their preferred shares at the current conversion rate of two common shares for each preferred share and exercise of all their warrants), and assuming that Versant has 18,220,962 shares outstanding (which amount consists of all outstanding shares of our common stock as of January 1, 2004,  plus shares resulting from the conversion of all preferred shares at their current conversion rate and the exercise of all warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 22% of our common stock.

The holders of our preferred stock have a substantial liquidation preference over the holders of our common stock.  The outstanding shares of our preferred stock held by Vertex and other preferred stockholders currently are entitled to a liquidation preference of approximately $14 million.  This means that, in the event of an acquisition of Versant, our preferred shareholders would be entitled to receive approximately the first $14 million of acquisition proceeds before holders of common stock would be entitled to receive any proceeds of the acquisition transaction.  It is a condition of our proposed merger with Poet Holdings that all our outstanding shares of Series A preferred stock be converted into common stock at an increased conversion rate of not more than three common shares for each share of Series A preferred stock, as opposed to the original conversion rate of two common shares for each share of Series A preferred stock. However, the proposed merger is subject to several conditions, including the approval of both Versant’s and Poet’s shareholders, and there can be no assurance that the merger will in fact be consummated or that our preferred stock will be converted. There are no plans to convert Versant’s preferred stock into common stock if the merger with Poet is not consummated.

We may desire to raise additional funds through debt or equity financings, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to rights of new investors.  We may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the company.  Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of Versant’s common stock.  Also, new investors may require that we enter into voting arrangements that give them additional voting control or representation on our board of directors.  The terms of our merger agreement with Poet restrict us from raising funds in certain equity or debt financings without Poet’s consent.

Certain Risks Related to our Proposed Merger with Poet Holdings, Inc.

As previously noted in this report, we have entered into a merger agreement with Poet Holdings, Inc. which provides that, subject to certain terms and conditions, Poet would be merged into our wholly owned subsidiary Puma Acquisition, Inc. and become a wholly owned subsidiary of Versant.  The proposed merger with Poet offers certain opportunities but also certain risks, including but not limited to the following:

Our stock price, business and working capital may be adversely affected if the merger is not completed.  Completion of the merger is subject to the satisfaction of several closing conditions, including obtaining required approvals of the merger and related matters from Versant’s and Poet’s shareholders. Versant and Poet may be unable to obtain such approvals on a timely basis or at all and may be unable to satisfy other closing conditions.  If the proposed merger with Poet is not completed, the market price of our common stock may decline.  In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without the merger, or if there is customer, investor or employee uncertainty regarding our future business direction and strategy on a standalone basis.  We also have, and expect to continue, to incur significant transaction costs in connection with the merger.  These costs are primarily associated with combining the businesses of the two companies and the fees of financial advisors, attorneys, consultants and accountants, and will have a negative impact on our cash balances and working capital.

If the merger agreement is terminated under certain circumstances we may become obligated to pay a substantial termination fee.  If the merger agreement with Poet is terminated under specified circumstances described in the merger agreement, Versant may become obligated to pay Poet a termination fee of between $500,000 to $1.0 million in connection with the termination of the merger agreement.  One of the circumstances in which we could become responsible to pay a termination fee to Poet would be if Poet’s stockholders approved the merger and our shareholders failed to approve the merger or certain related transactions.  The merger agreement also provides for other circumstances in which we might become obligated to pay a termination fee.  Any payment of any such termination fee would materially reduce our cash and working capital.

Failure to complete the merger could negatively affect Versant’s and Poet’s ability to enter into alternative transactions and the merger agreement restricts our ability to enter into other transactions.  If the merger is terminated and we determine to seek another merger or business combination, there can be no assurance that we will be able to find a partner at an attractive price.  In addition, while the merger agreement is in effect, we are prohibited from directly or indirectly soliciting, initiating or encouraging or entering into a merger, consolidation, purchase of assets, tender offer or other business combination with any party except where our board of directors determines in good faith and after consultation with outside legal counsel and its financial advisor, that the alternative proposal is superior to the merger and that it must engage in discussions or negotiations regarding the transaction to comply with its fiduciary duties to its shareholders under applicable law. As a result of this prohibition, Poet and Versant are precluded from discussing alternative takeover proposals during the term of the merger agreement, and may lose an opportunity for a transaction with another potential partner at a favorable price if the merger is not completed. In certain circumstances Poet or Versant may also be obligated to pay a termination fee if they enter into such an alternative transaction within certain time periods, even after termination of their merger agreement.

Our ability to enter into financing transactions is restricted by the merger agreement.  Under the terms of the merger agreement, Poet has the right, exercisable at its option, to terminate the merger agreement if we enter into financing transactions to raise or obtain funds through the issuance and sale of shares of our capital stock and/or other equity or debt securities, and if the proceeds from any such financing exceed $2,000,000 and Poet elects to terminate the merger agreement, we would be obligated to reimburse Poet for its merger expenses, which could be substantial.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Foreign currency hedging instruments.  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material.  Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies.  We currently do not use financial instruments to hedge these operating expenses.  We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes.

Interest rate risk.  Our cash equivalents primarily consist of money market accounts, accordingly, our interest rate risk is de minimus.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
Versant Corporation

We have audited the accompanying consolidated balance sheet of Versant Corporation and subsidiaries (the “Company”) as of October 31, 2003 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Versant Corporation and subsidiaries for the ten-month period ended October 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule in their report dated December 12, 2001.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versant Corporation and subsidiaries as of October 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended October 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

San Jose, California

November 14, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Versant Corporation:

We have audited the accompanying consolidated balance sheet of Versant Corporation and subsidiaries as of October 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule listed in Item 15(a)2.  These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audit.  The accompanying consolidated statements of operations, shareholders’ equity, and cash flows for Versant Corporation for the ten-month period ended October 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule in their report dated December 12, 2001.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
December 12, 2001

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2003	October 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$3,311	$4,427
Accounts receivable, net of allowance for doubtful accounts of $258 and $687 at October 31, 2003 and 2002, respectively	4,023	3,997
Inventory	—	882
Other current assets	623	464
Total current assets	7,957	9,770

Property and equipment, net	1,232	1,890
Other assets	543	21
Intangibles, net of accumulated amortization of $91 at October 31, 2003	389	—
Goodwill	948	240

	$11,069	$11,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	500	—
Accounts payable	739	1,292
Accrued liabilities	2,148	3,068
Current portion of deferred revenue	3,905	3,054
Current portion of deferred rent	63	30
Total current liabilities	7,355	7,444

Long-term liabilities, net of current portion:

Long-term portion of deferred revenue	83	529
Long-term portion of deferred rent	309	372
Total long-term liabilities	392	901
Commitment and Contingencies (Note 5)

Shareholders’ equity:
Convertible preferred stock, Authorized 3,000 shares, issued and outstanding 1,314 in 2003 and 2002, liquidation preference of $13,991, no par value	4,912	4,912
Common stock, Authorized 45,000 shares, issued and outstanding 14,648 and 12,376 at October 31, 2003 and 2002, respectively, no par value	55,096	52,790
Accumulated deficit	(56,708)	(54,319)
Accumulated other comprehensive income	22	193
Total shareholders’ equity	3,322	3,576
	$11,069	$11,921

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,		Ten Months Ended October 31,
	2003	2002	2001

Revenue:
License	$9,082	$10,106	$7,362
Maintenance	6,076	5,300	5,135
Professional services	6,901	4,550	11,412
Total revenue	22,059	19,956	23,909

Cost of revenue:
License	843	902	634
Maintenance	1,312	1,291	1,191
Professional services	6,011	4,041	10,546
Amortization of intangibles	91	—	—
Total cost of revenue	8,257	6,234	12,371

Gross profit	13,802	13,722	11,538

Operating expenses:
Marketing and sales (excludes stock based compensation of $5 for the year ended October 31, 2003 and $22, for the ten months ended October 31, 2001)	7,698	7,854	8,482
Research and development	4,340	5,835	5,464
General and administrative (excludes stock based compensation of $1,204, for the year ended October 31, 2003)	3,267	3,440	2,963
Stock based compensation	1,209	—	22
Amortization of goodwill	—	202	396
Write down of goodwill	—	—	555
Restructuring costs	—	—	668
Total operating expenses	16,514	17,331	18,550

Loss from operations	(2,712)	(3,609)	(7,012)

Other income (expense):
Foreign currency transaction gain (loss)	343	(49)	(118)
Interest expense	(2)	(2)	(22)
Interest and other income, net	56	338	87
Total other expense	397	287	(53)
Loss before taxes	(2,315)	(3,322)	(7,065)
Provision for income taxes	74	68	93
Net Loss	$(2,389)	$(3,390)	$(7,158)

Basic and diluted net loss per share:	$(0.17)	$(0.28)	$(0.59)

Basic and diluted weighted average shares used in per share calculations	13,682	12,267	12,041

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Convertible Preferred		Common		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Total Comprehensive Income (loss)
	Shares	Amount	Shares	Amount

Balance at December 31, 2000	1,313,743	$4,912	11,883,702	$51,968	$(43,771)	$112	$13,221

ESPP and exercises of stock options	—	—	247,651	476	—		476
Stock based compensation cost associated with the issuance of common shares for consulting services	—	—	—	22	—		22
Repurchase of common shares	—	—	(550)	(1)	—		(1)
Net loss	—	—	—	—	(7,158)		(7,158)	$(7,158)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	5	5	5
Total comprehensive loss								(7,153)
Balance at October 31, 2001	1,313,743	4,912	12,130,803	52,465	(50,929)	117	6,565

ESPP and exercises of stock options	—	—	245,512	325	—		325
Net loss	—	—	—	—	(3,390)		(3,390)	(3,390)
Other comprehensive income, net of tax:	—	—	—	—	—		—
Foreign currency translation adjustments	—	—	—	—	—	76	76	76
Total comprehensive loss								(3,314)
Balance at October 31, 2002	1,313,743	4,912	12,376,315	52,790	$(54,319)	193	3,576

ESPP and exercises of stock options	—	—	97,696	72	—		72
Exercise of stock options			113,229	105			105
Stock based compensation			674,800	1,209			1,209
Issuance of common stock in Mokume acquisition			1,385,600	920			920
Net loss	—	—	—	—	(2,389)		(2,389)	(2,389)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—		(171)	(171)	(171)
Total comprehensive loss								$(2,560)
Balance at October 31, 2003	1,313,743	$4,912	14,647,640	$55,096	$(56,708)	$22	$3,322

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,389)	$(3,390)	$(7,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash portion of restructuring costs	—	—	108
Depreciation and amortization	987	1,333	1,561
Write-down of goodwill	—	—	555
Stock based compensation	1,209	—	22
Write off equipment	22	50	—
Provision for doubtful accounts receivable	(132)	296	302
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	106	2,185	4,780
Other current assets and inventory	723	(90)	(207)
Other assets	(522)	(21)	21
Accounts payable	(553)	53	551
Accrued liabilities	(916)	490	(676)
Deferred revenue	405	2	437
Deferred rent	(31)	(399)	29
Net cash provided by (used in) operating activities	(1,091)	509	325

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(260)	—	—
Purchase of property and equipment	(267)	(3)	(171)
Proceeds from sale of property and equipment	—	25	—
Net cash provided by (used in) investing activities	(527)	22	(171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	177	325	476
Repurchase of common shares	—	—	(1)
Net borrowings (payments) under short-term note and bank loan	500	(550)	(770)
Principal payments under capital lease obligations	(4)	(56)	(43)
Net cash provided by (used in) financing activities	673	(281)	(338)

EFFECTS OF EXCHANGE RATE CHANGES	(171)	76	5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,116)	326	(179)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,427	4,101	4,280
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,311	$4,427	$4,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2	$1	$22
Foreign withholding and state income taxes	$74	$62	$74

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for acquisition of equipment	$—	$—	$12
Issuance of common shares for consulting services	$—	$—	$22
Mokume acquisition for stock	$920	—	—

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003

1.                        Organization, Operations and Liquidity

Versant Corporation was incorporated in California in August 1988.  References to the “Company” in these Notes to Consolidated Financial Statements refer to Versant Corporation and its subsidiaries.  The Company is involved in the design, development, marketing and support of high performance object database management, data access and data integration software systems.

The Company is subject to the risks associated with similar companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, dependence on the continued acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations, product concentration, and the ability to adequately finance its ongoing operations.

As of October 31, 2003, the Company had not achieved business volume sufficient to restore profitability and positive cash flow consistently, on an annual basis.  The Company operated at a net loss of $2.4 million in 2003, $3.4 million in 2002, and a net loss of $7.2 million in the ten months ended October 31, 2001. Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts will be successful, if required.

On September 10, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting a decision by the Board of Directors to change the Company’s fiscal year-end from December 31 to October 31. This change was made to better align the Company’s customers’ procurement cycle and the Company’s financial reporting cycles. As a result of this change, the Company has a ten-month transition period for the ten months ended October 2001.  The Company’s fiscal year 2002 commenced on November 1, 2001.

2.                        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries located in the United Kingdom, France, Germany, and India.  All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in the 2002 and 2001 financial statements  to conform to the 2003 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

At October 31, 2003 and October 31, 2002, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values since they were short-term in nature. Debt approximated fair value as it was short-term in nature and had stated interest rates based on current market rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist of checking and money market accounts. As of October 31, 2003 and 2002 cash balances held in foreign financial institutions were $1.2 and $1.3 million, respectively.

Inventory

Inventory is carried at the lower of average cost or market and consisted of third-party software held for resale.

Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

	October 31, 2003	October 31, 2002
Computer equipment	$3,965	$3,831
Furniture and fixtures	1,967	1,885
Software	686	664
Leasehold improvements	1,178	1,178
	7,796	7,558
Less—accumulated depreciation and amortization	(6,564)	(5,668)
	$1,232	$1,890

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from two to seven years. Leased assets and leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the lease.

Reserve for Doubtful Accounts

The Company initially records a provision for doubtful accounts based on historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.  In estimating the provision for doubtful accounts, the Company considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (i.e. license, consulting, maintenance, etc.); (iv) Our historical provision for doubtful accounts; (v) the credit-worthiness of each customer; (vi) the economic conditions of the customer’s industry; and (vii) general economic conditions, among other factors.

Goodwill

The Company has allocated goodwill at the enterprise level and periodically evaluates whether events and circumstances have occurred that indicate the remaining goodwill may have been impaired. When factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows of the asset to determine if impairment has occurred.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows to be derived from the asset are less than its carrying value.  If the Company determines that goodwill has been impaired, the impairment is recorded based on the excess of the carrying value of the goodwill over its fair value.

Research and Development

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established.  Once technological feasibility is established, these costs are capitalized under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technologies.  Amounts that could have been capitalized were insignificant and, therefore, no costs have been capitalized to date.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 31, 2003	October 31, 2002
Payroll and related	$934	$786
Customer deposits	72	1,255
Taxes payable	637	293
Other	505	734
Total	$2,148	$3,068

Deferred Revenue

Deferred revenue represents amounts received from customers under license and maintenance agreements that the Company is not yet entitled to recognize as revenue because the earnings process has not been completed.

Deferred revenue consisted of the following (in thousands):

	October 31, 2003	October 31, 2002
Maintenance	$3,655	$2,914
Training and consulting	31	36
License	302	633
Total	$3,988	$3,583

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

Guarantees

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation. We also warrant that services we perform will be provided in a manner consistent with industry standards.  To date, we have not incurred any material costs associated with these warranties.

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

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element under the license arrangement, the Company defers revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. The Company defers revenue from license arrangements that require significant modification of the software and/or non-recurring engineering agreements requiring future obligations not yet performed and records it as revenue using contract accounting.

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

The Company licenses its products to end-users, value-added resellers and distributors through two types of perpetual licenses—development licenses and deployment licenses.  Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses VDS or Versant enJin.  Before that customer may deploy an application that it has developed under a development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the Company’s database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

Resellers, including value-added resellers and distributors, purchase development licenses on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of VDS or Versant enJin that are either bundled or embedded in the resellers’ applications and sold directly to end users.  Resellers are required to report their distribution of Versant software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller, and when collection is probable.

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

The Company defers revenue from maintenance and support arrangements and recognizes it ratably over the term of the arrangement, which is typically twelve months.  Training and consulting revenue is recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

Comprehensive Income

Accumulated and other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of cumulative foreign currency translation adjustments. The tax effects of the components of the comprehensive income (loss) are insignificant.

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

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE YEAR ENDED OCTOBER 31, 2003:
Basic and diluted net loss per share	$(2,389)	13,682	$(0.17)
FOR THE YEAR ENDED OCTOBER 31, 2002:
Basic and diluted net loss per share	$(3,390)	12,267	$(0.28)
FOR THE TEN MONTHS ENDED OCTOBER 31, 2001:
Basic and diluted net loss per share	$(7,158)	12,041	$(0.59)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
Shares issuable under stock options	3,918	3,947	3,243
Shares issuable pursuant to warrants to purchase common stock	1,333	1,333	1,458
Shares issuable upon conversion of preferred stock	2,627	2,627	2,627
	7,878	7,907	7,328

The weighted average exercise price of stock options outstanding was $2.66, $3.35, and $3.89 as of October 31 2003, October 31, 2002, and October 31, 2001, respectively. The weighted average exercise price of warrants was $2.13 as of October 31, 2003, October 31, 2002 and October 31, 2001.

Stock-based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans, and grants options at or above the underlying market price of its common stock.  Had compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No.123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands except for per share amounts):

		Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001

Net loss	As reported	$(2,389)	$(3,390)	$(7,158)
Stock compensation recognized under APB 25		1,209	—	—
Compensation expense under SFAS 123 related to:
Stock based compensation		(1,209)	—	—
Stock option plans		(1,361)	(2,057)	(2,096)
Employee stock purchase plans		(109)	(138)	(165)
	Pro forma	$(3,859)	$(5,585)	$(9,419)

Basic net loss per share	As reported	$(0.17)	$(0.28)	$(0.59)
	Pro forma	$(0.28)	$(0.46)	$(0.78)

Diluted net loss per share	As reported	$(0.17)	$(0.28)	$(0.59)
	Pro forma	$(0.28)	$(0.46)	$(0.78)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001

Risk free interest rate	2.25%	3.5%	4.3%
Dividend yield	0%	0%	0%
Volatility	113%	107%	107%
Expected life	3 years	3 years	3 years

The fair value of employee stock purchase rights granted under the 1996 Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
Risk free interest rate	1.81%	2.39%	4.42%
Dividend yield	0%	0%	0%
Volatility	107%	107%	107%
Expected life	0.5-2 years	0.5-2 years	0.5-2 years

Segment and Geographic Information

The Company is organized geographically and by line of business.  The Company has three major line of business reporting segments: license, support and consulting/training.  The Company’s chief operating decision-maker (the Company’s CEO) evaluates each of these line of business reporting segments on a regular basis.  However, the Company also evaluates certain line of business segments by vertical industries as well as by product categories.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The license line of business includes two principal product offerings: a sixth generation object oriented database management system, Versant Developer Suite or VDS (formerly ODBMS), and Versant enJin, a transaction accelerator for application servers. Versant enJin accelerates Internet transactions for the application server environment. The support line of business provides customers with a wide range of support services that include on-site telephone or internet access to support personnel, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing VDS or Versant enJin, as well as training classes on the use and operation of the Company’s products.

The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies. The Company does not track assets by reporting segments.  Consequently, it is not practicable to show assets by reporting segment.

The table below presents a summary of reporting segments (in thousands):

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
Revenues from unaffiliated customers:
License	$9,082	$10,106	$7,362
Support	6,076	5,300	5,135
Consulting and training	6,901	4,550	11,412
Total revenue	22,059	19,956	23,909

Gross profit:
License	8,239	9,204	6,728
Support	4,764	4,009	3,944
Consulting and training	890	509	866
Amortization of intangibles	(91)	—	—
Total gross profit	13,802	13,722	11,538

Other operating expenses	15,305	17,331	18,528
Stock based compensation expense	1,209	—	22
Other income (expense)	397	287	(53)
Loss before taxes	$(2,315)	$(3,322)	$(7,065)

The table below presents the Company’s revenue by geographic region (in thousands):

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
Total revenue attributable to:
United States	$16,622	$13,510	$17,438
Germany	2,001	2,404	2,286
France	99	338	885
United Kingdom	2,590	2,618	2,470
Australia	43	138	292
Japan	656	713	538
Other	48	235	—
Total	$22,059	$19,956	$23,909

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

In the year ended October 31, 2003, IBM represented 19% of total revenues.  In the year ended October 31, 2002, IBM represented 14% of total revenues.  In the ten months ended October 31, 2001, two customers accounted for approximately 28% and 11% of total revenue, respectively.  Two customers each represented 15% and IBM represented 13% of accounts receivable at October 31, 2003. One customer represented 15% of accounts receivable at October 31, 2002.

3.                        Restructuring Costs

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

The following table summarizes the Company’s restructuring activity through October 31, 2003:

Restructuring Costs	Balance at October 31, 2001	FY 2003 Usage	FY 2003 Usage	Balance at October 31, 2003
Employee severance and related costs	$290,000	$(290,000)	$—	$—
Lease termination and building costs	160,000	(160,000)	—	—
Professional fees	110,000	(101,454)	(8,546)	—
Write-off of fixed assets	62,000	(62,000)	—	—
Write-off of other current assets and liabilities	46,000	(46,000)	—	—
Total restructuring	$668,000	$(659,454)	$(8,546)	$—

4.                        Recently Issued Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company has adopted the disclosure provisions of SFAS 148 herein.  The adoption of SFAS 148 had no material effect on our financial position, results of operation or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of EITF 00-21 had no material effect on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of Interpretation 45 had no material effect on our financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually (unless indication of impairment becomes apparent sooner) using the fair value approach (except in certain circumstances), while other intangible assets continue to be valued and amortized over their estimated lives, and in-process research and development continues to be written off immediately. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and, effective January 1, 2002 for fiscal years commencing after December 31, 2001, existing goodwill is no longer subject to amortization. Due to the Company’s 2001 change in fiscal year-end from December 31 to October 31, the Company adopted SFAS No. 142 effective November 1, 2002. As of October 31, 2002, the Company had goodwill of $948,000, which will no longer be amortized Had SFAS 142 been effective in fiscal 2002 and 2001, reported net income and earnings per share would have been adjusted as follows:

	For the Year Ended October 31,
($000s except for loss-per-share amounts)	2003	2002	2001

Reported net loss	$(2,389)	$(3,390)	$(7,158)

Add back: Goodwill amortization	—	202	396

Adjusted net loss	$(2,389)	$(3,188)	$(6,762)

Basic and diluted loss per share:

Reported net loss	$(0.17)	$(0.28)	$(0.59)

Goodwill amortization	—	0.02	0.03

Adjusted net loss	$(0.17)	$(0.26)	$(0.56)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections.  SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material effect on our financial position, results of operations or cash flows.

5.                        Lease Obligations

In November 1996, the Company entered into an agreement to lease its corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007.  The terms of the lease provide for certain increases in rental payments during the lease term.  Rental expense under this agreement, including contractual payment increases is recognized on a straight-line basis.  The Company also leases field office space in Europe and India, generally under multi-year operating lease agreements.  Consolidated rent expense for the year ended October 31, 2003, the year ended October 31, 2002 and the ten month period ended October 31, 2001, was approximately $1,425,000, $1,545,000, and $1,405,000, respectively.

The Company’s future annual minimum lease payments at October 31, 2003 under non-cancelable operating leases were as follows (in thousands):

Year Ending October 31,	Amount
2004	1,364
2005	1,378
2006	1,347
2007	1,511
$5,600

6.                        Line of Credit

The Company has a revolving credit line with a wholly owned subsidiary of its existing bank that expires on July 18, 2004.  The maximum amount that can be borrowed under this line is $5.0 million.  As of October 31, 2003, there was $500,000 outstanding on this line. Borrowings are limited to the amount of eligible accounts receivable and are secured by a lien on substantially all of the Company’s assets.  Any borrowings would bear interest at the bank’s prime rate plus 4.00% (8.00% at October 31, 2003). The loan agreement contains no financial covenants, but prohibits the payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

7.                        Shareholders’ Equity

Series A Convertible Preferred Stock

Preferred stock consists of Series A Convertible Preferred Stock.  Each share of Series A is convertible, at the election of the holder, into two shares of common stock. The holders of Series A are generally entitled to a number of votes equal to 50% of the number of shares of common stock into which the Series A is convertible.  A consolidation or merger of the Company which effects a change in control is deemed to be a liquidation.  The holders of Series A are also provided with certain voting protective provisions.  See also Note 12 to these notes to consolidated financial statements.

1996 Equity Incentive Plan

In May 1996, the Company’s Board of Directors adopted the 1996 Equity Incentive Plan (the “1996 Equity Plan”), and the Company’s shareholders approved the 1996 Equity Plan in June 1996.  The 1996 Equity Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. Any authorized shares that are not issued or subject to outstanding grants under the Company’s 1989 Stock Option Plan became available for grant and issuance in connection with future awards under the 1996 Equity Plan.  As of October 31, 2003, 4,843,143 shares of common stock had been authorized for issuance under the 1996 Equity Plan; this includes any shares previously issuable under the 1989 Option Plan and now issuable under the 1996 Equity Plan.  As of October 31, 2003, 1,407,385 shares remained available for future option grants and 3,435,758 options are outstanding under the 1996 Equity Plan.

1996 Directors Stock Option Plan

In May 1996, the Company’s Board of Directors adopted the 1996 Directors Stock Option Plan (the “Directors Plan”), and the Company’s shareholders approved the Directors Plan in June 1996.  The Directors Plan provides for the grant of nonqualified stock options to non-employee directors of the Company, including automatic grants of options to purchase 10,000 shares of common stock to non-employee directors that were granted concurrently with the Company’s initial public offering, options to new non-employee directors to purchase 40,000 shares of common stock granted on the date on which the new director joins the Board and an additional option to purchase 20,000 shares of common stock to each eligible director on each anniversary date of his initial option grant under the Directors Plan if he has served continuously as a member of the Board since the date he was first granted an option under the Directors Plan.  The exercise price of all options granted under the Directors Plan is the fair market value of the common stock on the date of grant.  All options granted under the Directors Plan vest as to 50% of the shares on each of the first two anniversaries following the date of grant, provided the optionee continues as a member of the Board or as a consultant to the Company.  As of October 31, 2003, the Company had authorized 525,000 shares of Common stock for issuance under the Directors Plan.  As of October 31, 2003, 230,000 shares remained available for future option grants and 295,000 options were outstanding under the 1996 Directors Stock Option Plan.

Shares Reserved for Future Issuance

As of October 31, 2003, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	344,056
Stock options available for grant	1,637,385
Conversion of preferred stock	2,627,486
Stock options issued to non-employees	68,500
Exercise of warrants outstanding	1,332,796
Exercise of employee stock options outstanding	3,662,258
9,672,481

Stock Options

Option activity under all of the Company’s option plans is as follows:

	Options Available for grant	Number of Shares outstanding	Weighted Average Exercise Price

Balance at December 31, 2000	358,539	2,523,648	$5.11
Authorized	1,600,550	—	—
Granted	(1,510,100)	1,510,100	2.45
Exercised	—	(87,945)	1.19
Canceled	702,411	(702,411)	5.11

Balance at October 31, 2001	1,151,400	3,243,492	$3.89
Authorized	850,000	—	—
Granted	(973,800)	973,800	1.52
Exercised	—	(13,420)	1.30
Canceled	444,499	(444,499)	3.34
Balance at October 31, 2002	1,472,099	3,759,273	$3.35
Authorized	250,000	—	—
Granted	(1,429,695)	1,429,695	0.91
Exercised	—	(113,229)	0.93
Canceled	1,344,981	(1,344,981)	2.87
Balance at October 31, 2003	1,637,385	3,730,758	$2.66

The following table summarizes information concerning outstanding and exercisable options at October 31, 2003.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at October 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2003	Weighted Average Exercise Price

From $0.42 to $0.61	242,834	9.12	$0.55	68,475	$0.55
From $0.65 to $0.90	766,095	9.07	0.87	196,559	0.88
From $1.05 to $1.60	897,634	7.84	1.45	639,397	1.41
From $1.66 to $2.50	610,797	6.47	2.20	530,161	2.24
From $2.66 to $4.00	421,592	6.70	3.10	386,870	3.11
From $4.13 to $5.69	327,521	6.19	5.00	326,742	5.00
From $6.31 to $8.19	456,385	5.21	7.39	456,189	7.39
$ 18.00	7,900	3.98	18.00	7,900	18.00
	3,730,758	7.35	2.66	2,612,293	3.31

1996 Employee Stock Purchase Plan

In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”). The Company’s shareholders approved the Purchase Plan in June 1996.  At that time, the Company reserved 650,000 shares of common stock for issuance under the Purchase Plan.  The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company’s common stock on the first business day of each offering period, which is 24 months in length, or the last day of each purchase period, which is 6 months in length. For the year ended October 31, 2003, employees purchased 97,696 shares of common stock at an average price of $0.74 per share. For the year ended October 31, 2002, employees purchased 232,092 shares of common stock at an average price of $1.32 per share.

Stock Based Compensation

The Company recorded $337,000 of stock based compensation expense in 1999 related to 125,000 options granted to a public relations firm pursuant to a November 1, 1999 agreement.  These options were exercisable in full at a weighted average of  $4.45 per vested share.  The agreement also granted a monthly retainer of $5,000 for services provided.  These options expired in November of 2002.  In January of 2001, the Company renewed the agreement, which includes compensation to the public relations firm for services rendered at a monthly rate of $6,000 and 62,500 non-qualified stock options under its 1996 Equity Incentive Plan. Of the 62,500 options granted, 6,500 vested in full at $1.61 per share, and the remaining 56,000 options vested based upon meeting certain performance criteria.  The non-vested options were exercisable at a weighted average exercise price of  $4.67 per share.  The vested and unvested options expired in November 2002.  In September of 2003, the company entered into a new agreement with this firm that granted 62,500 options that vested in full at $2.00 per share.  The Company recorded $22,000 to stock based compensation expense in 2001 and $69,513 to stock based compensation expense in 2003, related to these options.

In October of 2003, the Company recorded $4,976 of stock based compensation expense related to 6,000 options granted to a marketing consultant pursuant to a February 29, 2003 agreement.  In October of 2003, the Company also recorded $5,709 of stock based expense related to 3,000 and 250 options granted to a sales consultant pursuant to July 2002 and a November 2002 agreement, respectively.

In October of 2003, the Company also recorded $1.2 million of stock based compensation expense for the release of repurchase restrictions on employee owned shares (“Contingent Shares”) that were issued to the former stockholders of Mokume Software, Inc. (“Mokume”) and were subject to repurchase by the Company if Versant’s real-time computing business did not achieve certain operating results within a defined time period (the “Earn-out Contingency”) and in some cases, subject to repurchase to other monthly vesting restrictions.  The release of these repurchase restrictions was effected pursuant to an Amendment Agreement dated September 26, 2003, between the Company and certain of the former stockholders of Mokume (“Mokume Stockholders”), which amended the Agreement and Plan of Reorganization dated as of November 19, 2002 pursuant to which Versant acquired Mokume (the “Mokume Merger Agreement”).  See note 9.

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

Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
United States	$(3,800)	$(4,266)	$(6,039)
International	1,485	944	(1,026)
	$(2,315)	$(3,322)	$(7,065)

The provision for income taxes consisted of the following (in thousands):

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign withholding	74	68	93
Total current	74	68	93
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$74	$68	$93

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001

Federal tax (benefit) at statutory rate	$(810)	$(1,162)	$(2,473)
State tax (benefit) at statutory rate, net of federal benefit	(142)	(115)	(223)
Change in valuation allowance	790	1,000	2,682
Foreign tax differential	17	268	7
Other	219	77	100
Provision for income taxes	$74	$68	$93

Effective tax rate	—	—	—

The components of the net deferred tax asset were as follows (in thousands):

	October 31, 2003	October 31, 2002	October 31, 2001

Deferred tax asset:
Net operating loss carryforwards	$16,582	$15,808	$15,247
Tax credit carryforwards	3,302	3,071	2,959
Other	617	832	650
	20,501	19,711	18,856
Valuation allowance	(20,501)	(19,711)	(18,856)
Net deferred tax asset	$—	$—	$—

At October 31, 2003, the Company had federal and state net operating loss carryforwards of  $45.5 million and $11.3 million, respectively and tax credit carryforwards of $3.3 million expiring on various dates through 2023.  Due to the Company’s history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards and, therefore, a valuation allowance of approximately $20.5 million has been recorded against the Company’s net deferred tax assets of approximately $20.5 million.  Approximately $1.5 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.  The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

Due to “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carryforwards to offset federal taxable income in future periods is subject to an annual limitation.

9.                        Acquisitions

Mokume Software, Inc.

On November 19, 2002, the Company acquired 100% of the outstanding common stock of Mokume Software, Inc. (“Mokume”).  Mokume developed, real-time computing software solutions and related services for customers in the manufacturing industry to improve their business processes and logistics. Mokume became part of our Real-Time Solutions business unit which is currently developing software products and technologies for building real-time computing software applications that link real-time data sources to an enterprise’s central software databases. Real-time computing solutions enable an enterprise to obtain information in real time from different parts of its operations in order to make better decisions based on up-to-the-minute information. To date, the Company has offered real-time consulting services and one real-time product, Versant Real-Time Framework  (VRTF). The Company expects that its object database technology will be an integral part of the Company’s real-time solution offerings.

A total of 2.4 million shares of common stock were issued for our acquisition of Mokume in November 2002, 1.2 million shares of which (the “Contingent Shares”) were subject to repurchase by the Company unless certain operational targets relating to the acquired business were achieved (the “Earn-out Contingency”) or, in some cases, if certain vesting conditions were not satisfied. The initial aggregate purchase price for the acquisition of Mokume was $843,417, which included the issuance of 1.2 million shares of common stock of the Company, valued at $630,240, and $213,177 in acquisition related costs.  In the three months ended July 31, 2003 we recorded $53,400 in additional acquisition related costs.  The value of the common shares issued was determined based on the market price of the Company’s common shares of $0.52 on November 19, 2002, the acquisition date. On September 26, 2003, the Company entered into an Amendment Agreement, which amended the original merger agreement with Mokume of November 19, 2002 (“Mokume Merger Agreement”), as follows:

1. A total of 363,600 of the Contingent Shares were forfeited by the former Mokume stockholders and cancelled without consideration, and the remaining 848,400 Contingent Shares are no longer subject to forfeiture or repurchase by Versant and were released from the Earn-Out Contingency and any vesting restrictions that were applicable to them.

2. Subject to certain conditions, the 2,060,400 shares issued under the Mokume Merger Agreement that remained outstanding are to be released from the risk of forfeiture to satisfy claims for indemnification made by Versant under the Mokume Merger Agreement in installments over time as follows:

•                  606,400 shares were released from potential forfeiture under indemnification claims on September 26, 2003.

•                  The balance of 1,454,000 shares are to be released in various increments at various times during the one-year period beginning on November 19, 2003 and ending November 19, 2004, when all shares not previously forfeited would be released from indemnification claims.

3. The Amendment Agreement also provides the former Mokume stockholders certain rights to satisfy Versant indemnification claims in cash in lieu of shares of the Company’s stock issued under the Mokume Merger Agreement.

The accelerated vesting of shares owned by non-employees was recorded as additional goodwill in the amount of $290,000.  As of October 31, 2003 the Mokume goodwill balance is $706,817. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis. The Company anticipates that any additional contingent consideration will be allocated to goodwill.  The consolidated statement of operations for the year ended October 31, 2003 includes the results of operations relating to Mokume’s business activity subsequent to the date of acquisition.  If the results of the two companies were combined on a pro forma basis for the year ended October 31, 2003, the difference between pro forma results and actual results reported herein would be immaterial.

The following table summarizes the purchase price allocation:

Purchased technology	$480,000
Goodwill	706,817
Total assets acquired	$1,186,817

The Company obtained an independent appraiser’s valuation to determine the amounts allocated to purchased technology and goodwill. The valuation analysis utilized the income approach and utilized the relief from royalty and cost approaches as reasonableness checks.  Based on this valuation, $480,000 was allocated to purchased technology, which represented the fair market value of the technology for each of the existing products, as of the date of the acquisition. The purchased technology was assigned a useful life of five years and will be amortized to cost of goods sold.  Amortization of purchased technology related to the acquisition of Mokume was $91,000 for the twelve months ended October 31, 2003.

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

11.                 Warrants

In connection with the issuance of Series A Convertible Preferred Stock in fiscal 1999, the Company issued warrants to purchase 1,489,799 shares of the Company’s common stock for cash consideration of $73,357. In September 2000 warrants to purchase 158,450 shares of common stock were exercised for a total of $338,000.  The warrants have an exercise price of $2.13 per share, were immediately exercisable and expire upon the earlier of:

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

At October 31, 2003, warrants to purchase 1,331,349 shares of common stock are still outstanding.

Each investor also agreed not to purchase more than 100,000 additional shares in the Company without the Company’s approval so long as such investor holds more than 5% of the Company’s outstanding securities.  See Note 12 to these notes to consolidated financial statements.

12.                 Subsequent Events

On September 27, 2003, we signed an Agreement and Plan of Merger with Poet Holdings, Inc., a Delaware corporation (“Poet”), and Puma Acquisition, Inc., a wholly owned subsidiary of Versant (“Merger Sub”).  Subject to the terms of this agreement, Poet will  become a wholly-owned subsidiary of Versant.  Upon consummation of the Merger, each outstanding share of Poet common stock will be exchanged for 1.4 shares of Versant common stock, and options and warrants to purchase Poet common stock will be exchanged for options to purchase shares of Versant common stock according to the same exchange ratio.  Poet is a publicly held developer of object database management and e-commerce software, whose stock is traded on the Frankfurt Stock Exchange.  The proposed merger is intended to qualify as a tax-free reorganization.  The Merger Agreement calls for Versant to reduce the size of its Board of Directors to five directors upon effectiveness of the merger, with the board of directors immediately after consummation of the Merger to be composed of two directors from Poet and three directors (including Versant’s CEO, Nick Ordon) from Versant.  If the Merger Agreement is terminated without consummation of the merger in certain circumstances, a party to the Merger Agreement would become obligated to pay the other party certain termination fees as described in the Merger Agreement ranging from $500,000 to $1,000,000.

In connection with the execution of the Merger Agreement, Versant and Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”) have entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) pursuant to which the Preferred Shareholders have agreed to vote for certain actions that would cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into shares of Versant common stock effective upon consummation of the proposed Merger with Poet. The conversion of the Preferred Shareholders’ shares of Series A Preferred Stock would occur at an increased conversion rate that would result in each such share of Series A Preferred Stock being converted into three shares of Versant common stock.  Currently, each outstanding share of Versant’s Series A Preferred Stock is convertible into two shares of common stock.  In addition, in exchange for this agreement to convert, effective upon such conversion, warrants to purchase a total of 1,331,349 shares of Versant common stock held by the Preferred Shareholders would be amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective June 23, 2003, we elected to change our certifying accountant as follows:

(i)	We dismissed KPMG LLP as our independent accountants.

(ii)

The report of KPMG LLP on our consolidated financial statements for the fiscal year ended October 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  KPMG LLP has only reported on the corporation’s consolidated financial statements for the fiscal year ended October 31, 2002.

(iii)	The decision to dismiss KPMG as our independent accountants was approved by the audit committee of our board of directors on June 23, 2003.

(iv)

In connection with the audit of our financial statements for the fiscal year ended October 31, 2002 and the subsequent interim periods, preceding the dismissal, we had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with its report.  We requested KPMG to furnish a letter addressed to the Securities and Exchange  Commission as to whether it agrees with the above statements.  A copy of that letter, dated June 24, 2003, is filed as Exhibit 16 to our report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2003.

Effective June 24, 2003, we engaged Grant Thornton LLP as our new independent auditors. The decision to engage Grant Thornton LLP was approved by our Audit Committee on June 23, 2003.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Income	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Ten months ended October 31, 2001	$551	302	371	$482
Year ended October 31, 2002	$482	296	91	$687
Year ended October 31, 2003	$687	139	568	$258

Item 9A.  Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information about directors required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2004 Annual Meeting of Shareholders. Information about executive officers that is required for this Item can be found in Item 4A of this report.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our  2004 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Except as provided below under this Item 12, the information required for this Item is incorporated by reference from our Proxy Statement to be filed for our  2004 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided with respect to our equity compensation plans (including  individual compensation arrangements) as of October 31, 2003:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	4,074,810	2.66	1,637,385
Equity Compensation plans not approved by security holders	—		—
Total:	4,074,810	2.66	1,637,835

Item 13.  Certain Relationships and Related Transactions.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2004 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2004 Annual Meeting of Shareholders.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          1.               The following financial statements are filed in Item 8 of this report on Form 10-K:

Notes to Consolidated Financial Statements

2.               The following financial statement schedule is filed at the end of Item 8 of this report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves

3.               The following exhibits are filed herewith or incorporated by reference and are also listed in the “Exhibit Index” below.

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
2.01	Agreement and Plan of Reorganization dated as of November 19, 2002 by and among the Registrant, VM Merger Corp., Mokume Software, Inc. and the stockholders of Mokume Software, Inc.	8-K	11/27/02	2.01

2.02	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc.	8-K	09/29/03	99.01

2.03	Amendment Agreement. dated September 26, 2003 by and among the Registrant and former stockholders of Mokume Software, Inc.	8-K	10/03/03	99.01

3.01	Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on July 24, 1996	SB-2	07/17/96	3.03

3.02	Certificate of Amendment of Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on July 14, 1998	10-QSB	8/14/98	3.06

3.03	Registrant’s Certificate of Determination filed with the California Secretary of State on July 13, 1999	8-K	07/12/99	3.01

3.04	Certificate of Amendment of Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on August 5, 2003.	S-4	11/13/03	3.4

3.05	Registrant’s Amended and Restated Bylaws	SB-2	07/17/96	3.05

10.01	Registrant’s 1996 Directors Stock Option Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.07

10.02	Registrant’s 1996 Employee Stock Purchase Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.06

10.03	Registrant’s 401(k) Plan and addendum thereto**	SB-2	07/17/96	10.05

10.04	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	SB-2	07/17/96	10.10

10.05	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	07/17/96	10.14

10.06	Lease Agreement dated November 25, 1996 between John Arrillaga,	10-KSB	04/03/98	10.15

	Trustee et al. and Registrant

10.07	Form of Letter Agreement dated October 22, 1997 between Registrant and its executive officers**	10-KSB	03/31/97	10.16

10.08	Letter Agreement dated November 26, 1997 between Registrant and Nick Ordon**	10-KSB	03/31/97	10.18

10.09	Registration Rights Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.31

10.11	Common Stock and Warrant Purchase Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.33

10.12	Special Situations Fund Stock Warrant dated December 28, 1998	10-KSB	03/31/99	10.34

10.13	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35

10.14	Preferred Stock and Warrant Purchase Agreement dated June 28, 1999 between the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/12/99	10.01

10.15	Form of Registrant’s Common Stock Purchase Warrant	8-K	07/12/99	10.02

10.16	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/12/99	10.04

10.17	Registrant’s 1996 Equity Incentive Plan, amended as of April 18, 2002**	S-8	05/09/02	4.06

10.18	Loan and Security Agreement dated April 18, 2002 by and between the Registrant and Pacific Capital Funding	10-Q	06/14/02	10.53

10.19	Amendment to the Loan and Security Agreement by and between the Registrant and Pacific Capital Funding dated April 11, 2003	10-K			X

10.20	Amendment to the Loan and Security Agreement by and between the Registrant and Pacific Capital Funding dated June 5, 2003	10-K			X

10.21	Employment Offer Letter Agreement dated as of November 19, 2002 by and between the Registrant and Ajay Jain**	10-K	1/27/03	10.28

10.22	Non-Competition Agreement dated as of November 19, 2002 by and among the Registrant, Ajay Jain and Mokume Software, Inc.**	10-K	1/27/03	10.29

10.23	Preferred Stock Conversion Agreement dated as of September 26, 2003 by and amount the Registrant, Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership	8-K	09/29/03	99.02

16.01	Letter dated May 23, 2002 from Arthur Andersen LLP regarding change in Registrant’s Certifying Accountant	8-K	5/24/02	16.01

16.02	Letter dated May 23, 2002 from Arthur Andersen LLP regarding change in Registrant’s Certifying Accountant	8-K	6/26/02	16

16.03	Letter dated June 24, 2003 from KPMG LLP regarding change in Registrant’s certifying accountant	8-K	6/25/03	16

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Grant Thornton LLP				X

23.02	Consent of KPMG LLP				X

23.03	Note regarding absence of Consent of Arthur Andersen LLP	10-K	1/29/03	23.02

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*

Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan.

(b)          Reports on Form 8-K.

On August 5, 2003, we furnished a report on Form 8-K regarding new guidance regarding anticipated financial results for our third fiscal quarter ending July 31, 2003.

On September 9, 2003, we furnished a report on Form 8-K regarding our financial results for our third fiscal quarter ended July 31, 2003.  The report included an unaudited consolidated balance sheet at July 31, 2003, a consolidated balance sheet at October 31, 2002 derived from audited financial information and unaudited consolidated statements of operation for the three and nine-month periods ended July 31, 2003 and 2002.

On September 29, 2003. we filed a report on Form 8-K regarding our entering into an Agreement and Plan of Merger with Poet Holdings, Inc. and our entering into a Preferred Stock Conversion Agreement with holders of our Series A preferred stock.

On October 3, 2003, we filed a report on Form 8-K regarding our Amendment Agreement with former stockholders of Mokume Software Inc.

On November 24, 2003, we furnished a report on Form 8-K regarding our financial results for the quarter and year ended October 31, 2003.  The report included an unaudited consolidated balance sheet at October 31, 2003, a consolidated balance sheet at October 31, 2002 derived from audited financial information and unaudited consolidated statements of operation for the three and twelve-month periods ended October 31, 2003 and 2002 as well as a reconciliation to certain pro forma financial meaures.

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
Lee McGrath
Vice President, Finance and Administration

Date: January 14, 2004

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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon	President, Chief	January 14, 2004
Nick Ordon	Executive Officer and
Director

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

/s/ Lee McGrath	Vice President-Finance	January 14, 2004
Lee McGrath	and Administration

ADDITIONAL DIRECTORS:

/s/ Uday Bellary	Director	January 14, 2004
Uday Bellary

/s/ William Henry Delevati	Director	January 14, 2004
William Henry Delevati

/s/ Ajay Jain	Director	January 14, 2004
Ajay Jain

/s/ Satesh Lele

Director

January 14, 2004

Satesh Lele

/s/ Shyam Rangole	Director	January 14, 2004
Shyam Rangole

/s/ Daniel L. Roberts	Director	January 14, 2004
Daniel Roberts

/s/ Bernhard Woebker	Director	January 14, 2004
Bernhard Woebker

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
2.01	Agreement and Plan of Reorganization dated as of November 19, 2002 by and among the Registrant, VM Merger Corp., Mokume Software, Inc. and the stockholders of Mokume Software, Inc.	8-K	11/27/02	2.01

2.02	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc.	8-K	09/29/03	99.01

2.03	Amendment Agreement. dated September 26, 2003 by and among the Registrant and former stockholders of Mokume Software, Inc.	8-K	10/03/03	99.01

3.01	Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on July 24, 1996	SB-2	07/17/96	3.03

3.02	Certificate of Amendment of Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on July 14, 1998	10-QSB	8/14/98	3.06

3.03	Registrant’s Certificate of Determination filed with the California Secretary of State on July 13, 1999	8-K	07/12/99	3.01

3.04	Certificate of Amendment of Registrant’s Amended and Restated Articles of Incorporation, filed with the California Secretary of State on August 5, 2003.	S-4	11/13/03	3.4

3.05	Registrant’s Amended and Restated Bylaws	SB-2	07/17/96	3.05

10.01	Registrant’s 1996 Directors Stock Option Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.07

10.02	Registrant’s 1996 Employee Stock Purchase Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.06

10.03	Registrant’s 401(k) Plan and addendum thereto**	SB-2	07/17/96	10.05

10.04	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	SB-2	07/17/96	10.10

10.05	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	07/17/96	10.14

10.06	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant	10-KSB	04/03/98	10.15

10.07	Form of Letter Agreement dated October 22, 1997 between Registrant and its executive officers**	10-KSB	03/31/97	10.16

10.08	Letter Agreement dated November 26, 1997 between Registrant and Nick Ordon**	10-KSB	03/31/97	10.18

10.09	Registration Rights Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.31

10.11	Common Stock and Warrant Purchase Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.33

10.12	Special Situations Fund Stock Warrant dated December 28, 1998	10-KSB	03/31/99	10.34

10.13	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35

10.14	Preferred Stock and Warrant Purchase Agreement dated June 28, 1999 between the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/12/99	10.01

10.15	Form of Registrant’s Common Stock Purchase Warrant	8-K	07/12/99	10.02

10.16	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/12/99	10.04

10.17	Registrant’s 1996 Equity Incentive Plan, amended as of April 18, 2002**	S-8	05/09/02	4.06

10.18	Loan and Security Agreement dated April 18, 2002 by and between the Registrant and Pacific Capital Funding	10-Q	06/14/02	10.53

10.19	Amendment to the Loan and Security Agreement by and between the Registrant and Pacific Capital Funding dated April 11, 2003	10-K			X

10.20	Amendment to the Loan and Security Agreement by and between the Registrant and Pacific Capital Funding dated June 5, 2003	10-K			X

10.21	Employment Offer Letter Agreement dated as of November 19, 2002 by and between the Registrant and Ajay Jain**	10-K	1/27/03	10.28

10.22	Non-Competition Agreement dated as of November 19, 2002 by and among the Registrant, Ajay Jain and Mokume Software, Inc.**	10-K	1/27/03	10.29

10.23	Preferred Stock Conversion Agreement dated as of September 26, 2003 by and amount the Registrant, Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership	8-K	09/29/03	99.02

16.01	Letter dated May 23, 2002 from Arthur Andersen LLP regarding change in Registrant’s Certifying Accountant	8-K	5/24/02	16.01

16.02	Letter dated May 23, 2002 from Arthur Andersen LLP regarding change in Registrant’s Certifying Accountant	8-K	6/26/02	16

16.03	Letter dated June 24, 2003 from KPMG LLP regarding change in Registrant’s certifying accountant	8-K	6/25/03	16

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Grant Thornton LLP				X

23.02	Consent of KPMG LLP				X

23.03	Note regarding absence of Consent of Arthur Andersen LLP	10-K	1/29/03	23.02

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*

Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan.