Form 10-K/A
period 2003-10-31
VERSANT CORP
filed 2004-03-01
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to Form 10-K. ☐

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of April 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), (based on the closing price of $0.76 per share on the Nasdaq SmallCap Market on April 30, 2000) was approximately $8,556,514.  This amount excludes 2,383,755 shares of common stock held by directors, officers and certain shareholders of the Registrant as of April 30, 2003.  Exclusion of shares held by any person should not be construed to indicate that that person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

As of January 1, 2004, there were outstanding 14,790,325 shares of the Registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERSANT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended October 31, 2003

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 is being filed in order to include information required by Items 10 through 14 that was originally intended to be incorporated by reference to the information to be included in the Registrant’s definitive Proxy Statement for the Registrant’s 2004 annual meeting of shareholders.

References herein to “Versant” or the “Company” refer to Versant Corporation.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information regarding our executive officers appears in Item 4A of Part I of this Annual Report on Form 10-K, under the heading “Executive Officers of the Registrant.”

Board of Directors

Set forth below is information regarding the members of our Board of Directors.

Name of Director	Age	Principal Occupation	Director Since
Uday Bellary (1)	49	Executive Vice President, Finance, Administration and Operations and Chief Financial Officer of VL, Inc.	2003

William Henry Delevati (1)(2)(4)	55	Consultant	1999

Ajay Jain	36	President, Real-Time Solutions of the Company	2003

Sateesh Lele	61	Vice President Information Technology and Chief Information Officer of Built-To-Order, Inc.	2003

Nick Ordon (4)	56	President and Chief Executive Officer of the Company	1998

Shyam Rangole (1)(3)	64	Consultant	2000

Daniel Roberts (1)(2)(3)	53	Executive Vice President of Business Operations and Chief Information Officer, the PMI Group Inc.	2001

Bernhard Woebker (4)	54	Consultant	1999

(1)               Member of the Audit Committee.

(2)               Member of the Compensation Committee.

(3)               Member of the Nominating Committee.

(4)               Member of the Strategic Operations Committee

Uday Bellary has served as a director and Chairman of the Audit Committee of Versant since July 2003.  Since September 2003, Mr. Bellary has served (part-time) as Executive Vice President, Finance, Administration and Operations and Chief Financial Officer of VL, Inc., a VoIP services company.  From February 2000 to August 2003, he served as the Senior Vice President, Finance & Administration and Chief Financial Officer of Metro Optix, Inc., a provider of optical networking equipment, which disposed of its IP and assets to Xtera Communications and recently ceased operations. From September 1997 to October 1999 Mr. Bellary served as Vice President of Finance and Chief Financial Officer of MMC Networks, Inc., a publicly traded manufacturer of data networking processors that was acquired in October 2000 by Applied Micro Circuits Corporation.  Between February 1997 and September 1997, Mr. Bellary was Vice President, Finance & Administration and Chief Financial Officer of DTM Corporation, a manufacturer of computer-driven laser systems for industrial prototyping.  Previous to that he held various positions at Cirrus Logic, Inc., a semiconductor company, most recently as Director of Finance, and prior to that he served in various roles in the international finance, accounting and audit departments of Intel Corporation, a semiconductor company.  Mr. Bellary holds a B.S. degree in Finance, Accounting and Economics from Karnatak University, India and a DMA degree in Finance.  Mr. Bellary is also a CPA and Chartered Accountant.

William Henry Delevati has served as a director of the Company since October 1999 and is currently a member of the Audit, Compensation and Strategic Operations Committees of the Board of Directors. Since April 2000, Mr. Delevati has served as a consultant to various companies located in the Silicon Valley area.  From October 1999 to April 2000, Mr. Delevati served as the Senior Vice President, Information Technology and Chief Information Officer of Aspect Technology, an automated call device company.  From November 1995 to April 1999, he served as Vice President of Worldwide Information Services for Quantum Corporation, a storage device company.  From April 1995 to November 1995, he was Chief Information Officer, Senior Vice President of MIS for Conner Peripherals, a storage device company.  From September 1994 to April 1995, Mr. Delevati was Chief Information Officer, Vice President of Worldwide MIS for Borland

Corporation, a software tools company.  From September 1993 to September 1994, he was Chief Information Officer, Vice President of Worldwide MIS for Logitech, a computer peripheral device company.  From December 1987 to September 1993, he was Director of Application Development and Global Information Resources for Sun Microsystems, Inc.  Mr. Delevati received a Bachelor of Science degree in Operations Research in 1974 from Arizona State University.

Ajay Jain has served as Versant’s President, Real-Time Solutions business unit since November 2002.  Between December 2000 and November 2002, Mr. Jain was President and Chief Executive Officer of Mokume Software, a developer of planning and process management software for the manufacturing industry he co-founded and which the Company acquired in November 2002.  Between August 1999 and November 2000, Mr. Jain was President and Chief Executive Officer of Qdecor.com, a 3D software company for home décor products, which was acquired by Design Labs in 2000.  Between August 1997 and August 1999 he was Director, Worldwide Information Technology & Applications at Clarify Corporation, a customer relationship management software company, which was acquired by Nortel Networks in 1999.  From 1995 to 1997, Mr. Jain served as Senior Manager of Database Architecture Group at Netscape Communications.  Prior to 1995, Mr. Jain worked in several engineering roles at Quantum Corporation and Cadence Design Systems.  Mr. Jain holds a Masters degree in Business Administration from Santa Clara University, a Masters of Science degree in Computer and Information Science from Clarkson University and a Bachelors of Science degree in Mathematics and Economics from Delhi University, India.

Sateesh Lele has served as a director of Versant since February 2003.  Mr. Lele is currently Vice President Information Technology and Chief Information Officer of Built-To-Order, Inc., a privately-held company engaged in developing and marketing customized automobiles, and he has served in that capacity since October 2002.  Between June 2001 and February 2002, Mr. Lele was the Chief Executive Officer of Systems America India Ltd., a privately held company providing products and services in the enterprise application integration and e-business consulting sectors. Between August 2000 and March 2001, Mr. Lele served as Vice President and Chief Information Officer of Frito-Lay, Inc., a PepsiCo company.  Between March 1999 and August 2000, Mr. Lele served as Senior Vice President, Global CIO and Member of the Executive Committee of Avon Products, a publicly-held cosmetics company.  Between November 1997 and March 1999, Mr. Lele served as the CIO and member of the board of directors of General Motors, Europe. Mr. Lele earned a Bachelor of Arts degree in Mechanical Engineering from Durham University, UK and a Masters of Science in Manufacturing and Information Systems from London University.  He earned his Masters Degree in Business Administration from Dayton University.  Mr. Lele has also completed an Executive Program in Managing Hi Tech Growth at Stanford University.

Nick Ordon has served as President, Chief Executive Officer and a director of Versant since he joined the company in January 1998.  He is currently a member of the Strategic Operations Committee of the Board of Directors.  From July 1996 to December 1997, Mr. Ordon was Vice President and General Manager of Messaging at Lotus Development Corporation, a software development company and wholly-owned subsidiary of International Business Machines Corporation.  From August 1994 to July 1996, he was Vice President and General Manager of the Commercial Business Unit of Lockheed Martin Corporation, an aerospace products company.  From January 1993 to August 1994, Mr. Ordon served as General Manager, NetWare Operations with Hewlett-Packard Company.  Prior to entering industry, Mr. Ordon was a pilot in the United States Air Force.  Mr. Ordon received both a Bachelor and Masters of Science degree in Aerospace Engineering from the University of Colorado  in 1970 and 1971, respectively, and a Masters of Business Administration degree in Finance and Operations from Syracuse University in 1980.

Shyam Rangole has served as a director of the Company since October 2000 and is currently a member of the Audit Committee and the Nominating Committee of the Board of Directors. Since July 2001, Mr. Rangole has been a consultant to various information technology companies. From 1996 until June 2001, he was Vice President of Information Technology of Sun Microsystems, Inc. From 1987 to 1996, he held various management positions with Sun, including Director of IT Operations and Vice President of Information Technology for the SunSoft, Corporate Resources, Network Storage and Vendor Relations and Sourcing groups.  Mr. Rangole received a Bachelor of Science degree in Mechanical Engineering in 1961 from Nagpur University, India and a Masters of Science degree in Industrial Engineering and Operations Research in 1970 from the University of Oklahoma.

Daniel Roberts has served as a director of the Company since July 2001 and is currently a member of the Audit, Compensation and Nominating Committees of the Board of Directors.  Since March 2000, he has been Executive Vice President of Business Operations and Chief Information Officer of the PMI Group Inc., a private mortgage guaranty insurance company, and between December 1997 and March 2000 he was its Senior Vice President and Chief Information Officer.  From 1994 to 1997, Mr. Roberts served as Vice President and Chief Information Officer for St. Joseph Health System, a California not-for-profit health care system.  From 1990 through 1994, Mr. Roberts served as Vice President and Chief Information Officer for Catholic Healthcare West, a health care system comprised of hospitals and medical practice groups.  From 1984 until 1990, Mr. Roberts held the position of Regional Managing Partner in the Information Technology

Group of Deloitte & Touche, an accounting and consulting firm.  Mr. Roberts received a Bachelor of Arts degree in Mathematics and a Master of Arts in Quantitative Methods from the University of California, Los Angeles in 1971 and 1973, respectively.

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

Audit Committee

We have a separately-designated standing Audit Committee of our Board of Directors.  The current members of the Audit Committee are Mr. Bellary, Mr. Delevati, Mr. Rangole and Mr. Roberts, each of whom is independent under current listing standards of The Nasdaq Stock Market. In addition, the Board of Directors has reviewed the qualifications and experience of each of the Audit Committee members, including their experience in supervising the preparation of, and/or their experience in evaluating, audited financial statements, and has determined that Uday Bellary qualifies as an “audit committee financial expert” within the meaning of the current rules of the Securities and Exchange Commission.

Pending Merger with Poet Holdings, Inc.

We have entered into an Agreement and Plan of Merger providing for the contemplated merger of Poet Holdings, Inc., a Delaware corporation, or Poet, with and into a wholly owned subsidiary of Versant, which would result in Poet becoming our wholly owned subsidiary.  Completion of the proposed merger with Poet is subject to numerous conditions, including approval of the merger and certain related matters by the stockholders of Versant and of Poet.  The merger agreement with Poet provides that, if the merger is approved and consummated, then in connection with the consummation of the merger, the authorized number of our directors will be reduced from eight to five directors, Versant directors Messrs. Jain, Lele, Rangole, Roberts and Woebker will resign from the Board of Directors and current Poet directors Jochen Witte and Herbert May will become members of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires Versant’s directors and officers, and persons who own more than 10% of a registered class of Versant’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Such persons are required by SEC regulation to furnish Versant with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms furnished to Versant and written representations from the executive officers and directors of Versant, Versant believes that all Section 16(a) filing requirements were met during fiscal 2003, except that two reports on Form 4, reporting the disposition of shares pursuant to an Amendment Agreement dated as of September 26, 2003 among Versant and certain stockholders who formerly were stockholders of Mokume Software, were filed late by Sateesh Lele, a director of the Company, and Ajay Jain, President of Real Time Business Solutions of the Company and a director of the Company, on October 8, 2003.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  However we are currently in the process of evaluating and preparing a proposed Code of Ethics which is expected to be presented to the Board of Directors for consideration and approval during the fiscal quarter ended April 30, 2004.

Item 11: Executive Compensation

Executive Compensation

The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to the Company during each of the twelve months ended December 31, 2000, the ten months ended October 31, 2001, and the twelve months ended October 31, 2002 and October 31, 2003 by Nick Ordon, the Company’s President and Chief Executive Officer, and the Company’s three other most highly compensated executive officers during fiscal 2003 (together, the “named executive officers”).  This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Fiscal Year (1)	Salary ($)	Bonus ($)(2)	Other Annual Compensation ($)(3)	Securities Underlying Options (#)

Nick Ordon President and Chief Executive Officer	2003	259,616	30,000	3,354	—
	2002	273,097	—	1,814	50,000
	2001	223,335	—	1,512	15,000
	2000	245,839	50,000	1,814	75,000

Lee McGrath Vice President, Chief Financial Officer and Secretary	2003	192,309	—	646	100,000
	2002	179,619	—	558	45,000
	2001	145,333	—	300	45,000
	2000	66,667	—	213	70,000

Ajay Jain President, Real Time Business Solutions (4)	2003	173,435	18,750	468	85,000
	2002	—	—	—	—
	2001	—	—	—	—
	2000	—	—	—	—

Tom Miura Senior Vice President, Chief Operating Officer (5)	2003	57,500	86,808	206	300,000
	2002	200,272	44,565	642	45,000
	2001	166,667	86,999	550	12,500
	2000	135,929	53,016	501	102,500

(1)                In August 2001, the Company changed its fiscal year end from December 31 to October 31. Amounts reported in the table for fiscal 2002 and 2003 represent compensation for the twelve months ended October 31, 2002 and 2003, respectively.  Amounts reported for 2001 represent compensation for the ten months ended October 31, 2001.  Amounts reported for 2000 represent compensation for the twelve-month calendar year ended December 31, 2000.

(2)                Bonus amounts for 2000 were generally paid at the beginning of the following year.  Bonuses in 2000 were paid pursuant to a plan approved by the Compensation Committee.  Amounts reported for Mr. Miura for fiscal 2001 and 2003 represent commissions only; no bonuses were paid in fiscal 2001 or 2002.

(3)                All of the amounts identified in the column represent payment of life insurance premiums.

(4)                Mr. Jain joined Versant in November 2002.

(5)                Mr. Miura was Versant’s Chief Operating Officer until January 31, 2003, when his employment with the Company terminated.

Option Grants in Fiscal 2003

The following table presents information concerning grants of stock options to the named executive officers listed in the Summary Compensation Table above during fiscal 2003.  In accordance with the rules of the Securities and Exchange Commission, the table presents the hypothetical gains or “option spreads” that would exist for the options as the end of their respective ten-year terms.  These gains are based on assumed annual rates of stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect Versant’s estimate or projection of future stock price growth.

All of the options presented in the table below were granted pursuant to Versant’s 1996 Equity Incentive Plan.  These options are either incentive stock options or nonqualified stock options and generally vest and become exercisable with respect to 25% of the shares subject to the option on the nine-month anniversary of the date of grant and with respect to an additional 2.778% of these shares each month thereafter, subject to acceleration in some instances upon achievement of certain performance goals or changes in control of Versant.  Options expire ten years from the date of grant.  Options are granted at an exercise price equal to the fair market value of Versant Common Stock, as determined by the Board on the date of grant.  The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of 1,180,195 shares of Common Stock granted to employees during fiscal 2003.

	Individual Grants
Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2003	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%

Nick Ordon	—	—	—	—	—	—

Tom Miura (1) (2)	300,000	25.4%	$0.90	11/25/2012	$169,802	$430,310

Lee McGrath (2)	100,000	8.5%	$0.90	11/25/2012	$56,601	$143,437

Ajay Jain (2)	85,000	7.2%	$0.52	11/19/2012	$27,797	$70,443

(1)             Options cancelled due to termination of employment.

(2)             Options vest as to 25% in nine months; and monthly thereafter for remaining 27 months.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

None of the named executive officers exercised any options for Versant Common Stock during fiscal 2003. The following table shows the number of shares of Common Stock subject to exercisable and unexercisable stock options held as of October 31, 2003 by each of the named executive officers.  Also presented are values of “in-the-money” options, which represent the positive difference between the exercise price of each outstanding stock option and $1.80, the closing price per share of the Company’s Common Stock on October 31, 2003 on the Nasdaq National Market.

	Number of Securities Underlying Unexercised Options at October 31, 2003		Value of Unexercised In-the-Money Options at October 31, 2003
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Nick Ordon	552,777	22,224	$12,305	$4,445
Lee McGrath	162,953	97,047	34,250	71,500
Ajay Jain	25,972	59,028	33,244	75,556
Tom Miura	—	—	—	—

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Versant entered into an agreement on December 3, 1997 with Nick Ordon, its President and Chief Executive Officer, providing that: (i) Mr. Ordon would receive an annual salary of $200,000; (ii) Mr. Ordon would be eligible for a bonus of $125,000 at the end of his first year of employment with Versant, based upon the achievement of certain goals and objectives, and for an additional bonus of $25,000 if he exceeded those goals and objectives; (iii) Mr. Ordon would be granted an option to purchase 200,000 shares of Versant’s Common Stock at a price of $6.5625 per share, which would vest with respect to 25% of the shares on the first anniversary of the date of grant and thereafter for three years at the rate of 1/48th of the shares for each full month that Mr. Ordon rendered services to Versant, such option to expire ten years from the date of grant; (iv) Mr. Ordon would be granted an option to purchase 25,000 shares of Versant’s Common Stock at a price of $6.5625 per share, which would vest based upon the achievement of certain goals and objectives in two equal annual increments; (v) in the event Versant was acquired during the term of Mr. Ordon’s employment, 50% of Mr. Ordon’s unvested options outstanding on the date of acquisition would immediately vest; and (vi) Mr. Ordon would receive certain other employee benefits.

We entered into a Separation Agreement on January 31, 2003 with Tom Miura, Versant’s former Chief Operating Officer, providing that his last date of employment with Versant would be January 31, 2003.  The Separation Agreement provides that Versant will pay Mr. Miura his unpaid accrued salary through the date of termination plus $104,167 in severance pay payable in various installments through July 15, 2003.  Under the Separation Agreement, Mr. Miura gave Versant a release and Versant engaged Mr. Miura to provide it with part-time consulting services for six months at the rate of $9,583.33 per month.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are William Henry Delevati and Daniel Roberts, each of whom served in that capacity during the entire fiscal year.  Neither of the members of the Compensation Committee during fiscal 2003 had ever been an officer or employee of Versant or any of its subsidiaries.  No executive officer of Versant serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on Versant’s Board or Compensation Committee.

Director Compensation

In general, members of Versant’s Board of Directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending meetings of the Board; except that Mr. Bellary receives a cash fee of $1,875 for each regularly scheduled Audit Committee meeting that he attend.  Pursuant to the terms of the merger with Poet, effective after consummation of the proposed merger with Poet, Versant will pay its outside (non-employee) directors cash compensation for their services as directors at the rate of $25,000 per annum; provided that on and after the date of the next annual meeting of Versant’s stockholders, the amount of compensation paid by Versant to its outside directors shall be determined by Versant’s Board or a committee of Versant’s Board of directors authorized to make such determination.

We entered into a consulting arrangement with Bernhard Woebker, a director on Versant’s board.  The arrangement  provides that Versant will compensate Mr. Woebker a monthly fee of $5,000.00 plus reimbursement for all travel expenses related to the consulting activities on behalf of Versant.

Directors who are not employees of Versant are entitled to participate in the 1996 Directors Stock Option Plan (the “Directors Plan”).  The purpose of the Directors Plan is to provide incentive for members of the Board who are not also employees of Versant or any parent, subsidiary or affiliate of Versant by providing such persons with an opportunity to purchase shares of Versant Common Stock.  The Directors Plan provides for each non-employee director to receive an option to purchase 40,000 shares of Versant Common Stock upon initially joining the Board and an additional option to purchase 20,000 shares of  Versant Common Stock each year on the anniversary of the initial grant to such non-employee director, as long as the director continues to serve on the Board.

During fiscal 2003, the following option grants were made to the Company’s directors pursuant to the Directors Plan.

Non-Employee Director	Date of Grant	Type of Grant	Number of Shares	Exercise Price Per Share
Uday Bellary	7/30/03	Initial	40,000	$0.60
Daniel Roberts	07/21/03	Succeeding	20,000	0.65
Bernhard Woebker	07/21/03	Succeeding	20,000	0.65
Shyam Rangole	10/20/03	Succeeding	20,000	1.69
William Henry Delevati	10/21/03	Succeeding	20,000	1.72
Sateesh B. Lele	2/19/03	Initial	40,000	0.87

Grants of options under the Directors Plan vest 50% on each of the two anniversaries following the date of grant so long as the recipients of such grants continue to serve as directors or consultants to the Company.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of each class of our capital stock as of  February 20, 2004 by:

•                  each shareholder known by us to be the beneficial owner of (i) more than 5% of our Common Stock (which includes certain securities exercisable for or convertible into Common Stock) or (ii) more than 5% of  our Series A Preferred Stock;

•                  each of our directors;

•                  the Company’s Chief Executive Officer and the Company’s three other named executive officers (as defined in Item 11 above); and

•                  all current directors and executive officers as a group.

The percentage of beneficial ownership for the following table is based on 14,822,868 shares of Common Stock outstanding as of February 20, 2004 and 1,313,743 shares of Series A Preferred Stock outstanding as of February 20, 2004, respectively.  Each share of Series A Preferred Stock is convertible, at the election of the holder, into two shares of Common Stock.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of Common Stock subject to options or warrants or issuable upon conversion of outstanding Series A Preferred Stock that are currently exercisable or convertible within 60 days of February 20, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options, warrants or convertible securities for the purpose of computing the number and percentage ownership of Common Stock of such person but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of Common Stock of any other person.

	Shares of Common Stock Beneficially Owned			Shares of Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number		Percent	Number		Percent

5% Shareholders:
Vertex	4,009,428	(1)	21.98%	1,137,687	(2)	86.60%
Royce & Associates, LLC (3)	812,400		4.8%	—		—
Joseph M. Cohen Family Limited Partnership (4)	528,168		3.44%	176,056		13.40%
Ajay Jain (5)	1,112,857		7.49%	—		—

Executive Officers and Directors:
Nick Ordon (6)	614,722		4.0%	—		—
Bernhard Woebker (7)	275,373		2.0%	—		—
Uday Bellary (8)	—
Lee McGrath (9)	193,122		1.28%	—		—
Sateesh Lele (10)	45,500		*
William Henry Delevati (11)	30,000		*	—		—
Shyam Rangole (12)	25,000		*	—		—
Daniel Roberts (13)	25,000		*	—		—

All Current Directors and Executive Officers as a Group (9 persons) (14)	2,321,574		14.75%	—		—

*          Represents less than 1%

(1)                Includes 100,000 shares of Common Stock owned directly by Vertex Investments International (I) Inc. (“VI”), 489,767 shares of Common Stock owned directly by Vertex Investments International (III) Inc. (“VI-3”), 6,600 shares of Common Stock owned directly by Vertex Management Pte. Ltd. (“VM”), 1,805,892 shares of Common Stock issuable upon conversion of Series A Preferred Stock issued in our July 12, 1999 Series A Preferred Stock financing (the “Financing”) owned by Vertex Technology Fund Ltd. (formerly Vertex Technology Fund Pte. Ltd. (“VTF”)), 902,946 shares of Common Stock issuable upon exercise of Common Stock warrants issued in the Financing to VTF, 469,482 shares of Common Stock issuable upon conversion of Series A Preferred Stock issued in the Financing and owned by Vertex Technology Fund (II) Ltd. (“VTF II”) and 234,741 shares of Common Stock issuable upon exercise of Common Stock warrants issued in the Financing to VTF II.  VM, VI, VI-3, VTF and VTF II are indirectly controlled by Singapore Technologies Pte. Ltd.  The address of VM, VI and VI-3 is 83 Science Park Drive, #01-01/02 The Curie, Singapore 118256.  The address of VTF and VTF II is 89 Science Park Drive, #02-09/12 The Rutherford, Singapore 118261.  The foregoing information is based on the Schedule 13D dated July 23, 1999 filed by VTF, VTF II, VM, VI and VI-3 with the Securities and Exchange Commission. (2)            Includes 902,946 shares of Series A Preferred Stock issued in the Financing owned by VTF, and 234,741 shares of Series A Preferred Stock issued in the Financing owned by VTF II.  The address of VTF and VTF II is 89 Science Park Drive, #02-09/12 The Rutherford, Singapore 118261.  The foregoing information is based on the Schedule 13D dated July 23, 1999 filed by VTF and VTF II with the Securities and Exchange Commission.

(3)                The information presented is based on the Schedule 13G dated February 9, 2004 filed by Royce & Associates, LLC with the Securities and Exchange Commission.  The address of Royce & Associates, Inc. is 1414 Avenue of the Americas, New York, NY 10019.

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

(5)                Includes 37,777 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.  Of the shares shown as beneficially owned by Mr. Jain, 1,075,080 shares were issued to him in connection with Versant’s acquisition of all of the outstanding shares of capital stock of Mokume Software, Inc., a privately held Delaware corporation (“Mokume”), pursuant to that certain Agreement and Plan of Reorganization dated as of November 19, 2002 by and among Versant, Mokume, VM Merger Corp., a Delaware corporation and wholly-owned subsidiary of Versant, and the stockholders of Mokume (the “Merger Agreement”), as amended by an Amendment Agreement dated September 26, 2003. Mr. Jain was President and Chief Executive Officer and a director of Mokume. Mr. Jain is President of Real Time Business Solutions of the Company.

(6)                Includes 559,722 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.  Mr. Ordon is President and Chief Executive Officer of the Company.

(7)                Includes 25,000 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.  Mr. Woebker is a director of the Company.

(8)                Mr. Bellary is a director of the Company.

(9)                Includes 190,694 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.  Mr. McGrath is Vice President, Finance and Administration and Chief Financial Officer and Secretary of the Company.

(10)          Includes 20,000 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004; and 25,500 shares of Common Stock issued to Karin Lele, Mr. Lele’s spouse, in connection with the Company’s acquisition of all of the outstanding shares of capital stock of Mokume pursuant to the Mokume Merger Agreement and the Amendment Agreement.  Of the 25,500 shares of Common stock, 11,393 are subject to repurchase restrictions, as provided in the Mokume Amendment Agreement.  Mr. Lele is a director of the Company.  [NOTE: I thought someone told me that Ms. Lele sold some shares recently.  Is this correct? If so is that reflected here?

(11)          Includes 30,000 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.  Mr. Delevati is a director of the Company.

(12)          Includes 25,000 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.  Mr. Rangole is a director of the Company.

(13)          Includes 25,000 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.  Mr. Roberts is a director of the Company.

(14)          Includes 913,193 shares of Common Stock subject to options exercisable within 60 days of February 18, 2004.

On September 27, 2003 we entered into an Agreement and Plan of Merger, or merger agreement, with Poet Holdings, Inc., which provides for the proposed merger of Poet with and into our wholly owned subsidiary Puma Acquisition, Inc.  We have currently scheduled a meeting of our shareholders to consider approval of the merger and related actions at a special shareholders’ meeting now scheduled to be held on March 17, 2004.  More information regarding the proposed merger can be found in our filings with the Securities and Exchange Commission.   In connection with the execution of the merger agreement, we entered into a Preferred Stock Conversion Agreement with Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”)  pursuant to which the Preferred Shareholders have agreed to vote for certain actions that would cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into shares of Versant common stock effective immediately after consummation of the proposed merger with Poet at an increased conversion rate that would result in each such share of Series A Preferred Stock being converted into three shares of Versant common stock, whereas each outstanding share of Versant’s Series A Preferred Stock is currently convertible into two shares of our Common Stock.

Item 13:  Certain Relationships and Related Transactions

In connection with the execution of the merger agreement with Poet described above, on September 26, 2003 we entered into a Preferred Stock Conversion Agreement with Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”).  Pursuant to this agreement, the Preferred Shareholders have agreed to vote for certain actions that would cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into shares of Versant Common Stock immediately after consummation of the proposed merger with Poet. The conversion of the Preferred Shareholders’ shares of Series A Preferred Stock into Common Stock would occur at an increased conversion rate that would result in each such share of Series A Preferred Stock being converted into three shares of Versant Common Stock (whereas currently, each outstanding share of Versant’s Series A Preferred Stock is convertible into two shares of our Common Stock).  In addition, in exchange for the Preferred Shareholders’ agreement to convert, effective upon such conversion, outstanding warrants to purchase a total of 1,313,743 shares of Versant Common Stock held by the Preferred Shareholders would be amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year.

Except for compensation arrangements described where required above in this report and the arrangements described above in this Item 13, since November 1, 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of the Common Stock of the Company had or will have a direct or indirect material interest.

Item 14: Principal Accountant Fees and Services

The public accounting firm of Grant Thornton LLP was selected to serve as our independent accountant to perform the audit of our financial statements for the fiscal year ended October 31, 2003.  The public accounting firm of KPMG LLP was selected to serve as our independent accountant for the fiscal year ended October 31, 2002.   The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended October 31, 2002 and 2003.

Fee Category	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$222,630	$174,000
Audit-Related Fees (2)	30,310	0
Tax Fees (3)		0
All Other Fees (4)		0

Total All Fees	$252,940	$174,000

(1)       Audit Fees. These consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly 10-Q reports and for services normally provided in connection with statutory and regulatory filings.

(3)             Audit-Related Fees.  These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees,” These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

(4)             Tax Fees. These consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include

(5)    All Other Fees. These consist of other fees not reported in the above categories.

Financial Information Systems Design and Implementation Fees

Grant Thornton LLP did not render any services for financial information systems design or implementation in fiscal 2003.

Policy on Audit Committee Pre-Approval of Services Performed by the Independent Auditors

The Audit Committee’s policy is to pre-approve at the beginning of each fiscal year all audit and permissible non-audit services to be provided by the independent auditors during that fiscal year. The Audit Committee pre-approves these services by authorizing specific projects within the categories of service outlined above. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee of the Board of Directors considered the services listed above to be compatible with maintaining both Grant Thornton’s and KPMG’s independence.

Your Table of Contents indicates Item 15- exhibits - are you filing the Miura agreement by incorporation by reference? If so need to put back item 15 and add back exhibit index indicating which SEC filing you are incorporating it from by title of filing and filing date. Plus your Certifications!

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following exhibits are filed herewith or incorporated by reference and are also listed in the “Exhibit Index” below.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01	Separation Agreement Regarding Terms of Separation; General between registrant and Thomas Miura dated January 31, 2003 *	10-Q		10.01

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				☒

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				☒

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

*              Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION

By:	/s/ Lee McGrath
Lee McGrath
Vice President, Finance and Administration

Date: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon	President, Chief Executive Officer and Director	February 27, 2004
Nick Ordon

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

/s/ Lee McGrath	Vice President-Finance and Administration	February 27, 2004
Lee McGrath

ADDITIONAL DIRECTORS:

/s/ Uday Bellary	Director	February 27, 2004
Uday Bellary

/s/ William Henry Delevati	Director	February 27, 2004
Uday Bellary

/s/ Ajay Jain	Director	February 27, 2004
Ajay Jain

/s/ Sateesh Lele	Director	February 27, 2004
Sateesh Lele

/s/ Shyam Rangole	Director	February 27, 2004
Shyam Rangole

/s/ Daniel L. Roberts	Director	February 27, 2004
Daniel L. Roberts

/s/ Bernhard Woebker	Director	February 27, 2004
Bernhard Woebker

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.01	Separation Agreement Regarding Terms of Separation; General between registrant and Thomas Miura dated January 31, 2003 *	10-Q		10.01

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				☒

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				☒

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

*              Management contract or compensatory plan.