Form 10-Q
period 2004-01-31
VERSANT CORP
filed 2004-03-16
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

As of February 27, 2004, there were outstanding 14,822,868 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended January 31, 2004

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2004	October 31, 2003
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,978	$3,311
Accounts receivable, net of allowance for doubtful accounts of $206 and $258, respectively	3,343	4,023
Other current assets	70	623
Total current assets	7,391	7,957

Property and equipment, net	1,085	1,232
Other assets	838	543
Intangibles, net of accumulated amortization	365	389
Goodwill	948	948
Total assets	$10,627	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$500
Accounts payable	422	739
Accrued liabilities	2,456	2,148
Current portion of deferred revenue	3,455	3,905
Current portion of deferred rent	71	63
Total current liabilities	6,404	7,355

Long-term liabilities, net of current portion:
Long-term portion of deferred revenue	28	83
Long-term portion of deferred rent	289	309
Total long-term liabilities	317	392

Total liabilities	6,721	7,747
Shareholders’ equity:
Convertible preferred stock, no par value	4,912	4,912
Common stock, no par value	55,212	55,096
Accumulated deficit	(56,103)	(56,708)
Accumulated other comprehensive income	(115)	22
Total shareholders’ equity	3,906	3,322
	$10,627	$11,069

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,
	2004	2003

Revenue:
License	$3,082	$2,672
Maintenance	1,591	1,567
Professional services	1,693	1,610
Total revenue	6,366	5,849

Cost of revenue:
License	47	777
Maintenance	339	330
Professional services	1,476	1,440
Amortization of purchased intangibles	24	19
Total cost of revenue	1,886	2,566

Gross profit	4,480	3,283

Operating expenses:
Marketing and sales	2,164	2,126
Research and development	961	1,270
General and administrative	807	607
Total operating expenses	3,932	4,003

Income (loss) from operations	548	(720)

Other income, net	97	80

Income (loss) before taxes	645	(640)
Provision for income taxes	40	24
Net income (loss)	$605	$(664)

Basic net income (loss) per share	$.04	$(.05)

Diluted net income (loss) per share	$.03	$(.05)

Basic weighted average common shares	14,743	13,374

Diluted weighted average common shares	17,967	13,374

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$605	$(664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193	288
Stock-based compensation	—	—
Write off of equipment	—	—
Reduction in Provision for doubtful accounts receivable	(23)	(241)
Changes in current assets and liabilities:
Accounts receivable	703	1,743
Other current assets and inventory	553	882
Other assets	55	(13)
Accounts payable	(317)	(755)
Accrued liabilities	308	(1,080)
Deferred revenue	(505)	257
Deferred rent	(12)	(5)
Net cash provided by operating activities	1,560	412

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs	(350)	(213)
Purchases of property and equipment	(22)	(36)
Net cash used in investing activities	(372)	(249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	116	43
Principal payments under capital lease obligations	—	(1)
Net payments under short-term note and bank loan	(500)	—
Net cash provided by (used in) financing activities	(384)	42

Effect of foreign exchange rate changes	(137)	67
Net increase in cash and cash equivalents	667	272
Cash and cash equivalents at beginning of period	3,311	4,427
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,978	$4,699
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1	$—
Income taxes	$40	$21
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Mokume acquisition for stock	—	$630

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.              Organization, Operations and Liquidity

References to the “Company” or “Versant” in these notes to condensed consolidated financial statements and in this report refer to Versant Corporation and its subsidiaries.  The Company is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, product concentration, a limited customer base, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, dependence on key individuals, dependence on international operations, foreign currency fluctuations, and the ability to adequately finance its ongoing operations.

Although the Company had not achieved business volume sufficient to restore profitability and positive cash flow on a consistent basis, the Company’s operating activities provided cash of $1,210,000 and the Company reported a net income of $605,000, for the three months ended January 31, 2004 compared to operating cash outflows of $412,000 and a net loss of $664,000 in the three months ended January 31, 2003.  Management anticipates funding future operations and repaying its debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

On September 27, 2003, the Company entered into an Agreement and Plan of Merger or,  “merger agreement”, with Poet Holdings, Inc., a publicly held developer of object database management and e-commerce software whose stock is traded on the Frankfurt Stock Exchange. The signing of the merger agreement was publicly announced in a report on Form 8-K that the Company filed with the Securities and Exchange Commission on September 29, 2003.  The merger agreement provides that, subject to the satisfaction of certain conditions, a wholly owned subsidiary of Versant will merge with and into Poet in a statutory merger, which will result in Poet becoming a wholly-owned subsidiary of Versant and in Poet’s stockholders and stock option holders becoming stockholders and option holders of Versant, respectively.

Under the terms of the merger agreement, upon consummation of the merger, each outstanding share of Poet common stock will be converted into and exchanged for 1.4 shares of Versant common stock, and the outstanding options and warrants to purchase Poet common stock will be exchanged for options to purchase shares of Versant common stock at the same exchange ratio.

In order for Versant and Poet to complete the proposed merger, several conditions must first be met, including the condition that Versant’s and Poet’s stockholders each approve and adopt the merger agreement and the merger. In addition, as an integral part of the proposal to approve the merger, Versant’s stockholders must also approve the issuance of shares of Versant common stock and options to purchase Versant common stock in the merger and several proposed amendments of Versant’s articles of incorporation, which will take effect only if the merger is consummated.  Versant and Poet currently anticipate that they will hold special meetings of their stockholders to consider and vote on proposals to approve the merger and related matters on March 17, 2004.   If the merger agreement with Poet is terminated without consummation of the merger in certain circumstances, then Poet or Versant may become obligated to pay the other party certain termination fees, ranging from $500,000 to $1,000,000.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein (other than the Company’s balance sheet at October 31, 2003) have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted United States accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003. The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company’s management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending October 31, 2004, or any other future period.

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

Revenue from software license arrangements, including prepayment revenue, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is  not recognized until satisfaction of the contingency, customer acceptance or expiration of the acceptance period, as applicable.

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

Versant does not currently license our Versant Real-Time Framework (VRTF) product directly to end-users.  To date, it has been marketed only as a private-labeled product sold through physical execution systems vendors to whom Versant will provide integration, training and other consulting services.

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

For the quarter ended January 31, 2004, there were two customers that accounted for 17%, and 16% of total quarterly revenues, respectively.  For the quarter ended January 31, 2003, there were three customers that accounted for 18%, 16% and 13% of total quarterly revenues, respectively.

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations at the acquisition date.

 We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. The Company uses an estimate of undiscounted future cash flows to determine if impairment has occurred.  An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows to be derived from the asset are less than its carrying value.  If the Company determines any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, Versant amortized goodwill over five years using the straight-line method.  Identifiable intangibles (acquired technology) are currently amortized over five years using the straight-line method.

Impairment of Long-Lived Assets

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

Accrued Liabilities

Accrued liabilities consist of the following as of (in thousands):

	January 31, 2004	October 31, 2003
Payroll and related	$1,290	$934
Customer deposits	190	72
Taxes payable	274	637
Other	702	505
Total	$2,456	$2,148

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on foreign currency translation that have been excluded from net loss and reflected in shareholders’ equity.  The tax effects of the components of the comprehensive loss were not significant.  For the periods presented, comprehensive loss was as follows (in thousands):

	Three Months Ended January 31, 2004	Three Months Ended January 31, 2003
Net income/(loss)	$605	$(664)
Foreign currency translation adjustment	(137)	67
Comprehensive loss	$468	$(597)

Stock-Based Compensation

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed on an accelerated basis over the vesting period of the related stock option, which is generally up to four years.  The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during the three months ended January 31, 2004 and 2003.

Had compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No.123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

		Three months ended January 31,
		2004	2003
Net income (loss)	As reported	$605	$(664)
Compensation expense under SFAS 123 related to:
Stock option plans		(211)	(400)
Employee stock purchase plans		(34)	(31)
	Pro forma	$360	$(1,095)
Basic net income (loss) per share	As reported	$.04	$(0.05)
	Pro forma	$.02	$(0.08)

Diluted net income (loss) per share	As reported	$.03	$(0.05)
	Pro forma	$.02	$(0.08)

The weighted average fair value of stock options granted was $1.22 and $0.56 during the three months ended January 31, 2004 and January 31, 2003, respectively.

Net Income(Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method.  Potentially dilutive securities are excluded from the diluted net income (loss) per share computation if their effect is antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED JANUARY 31, 2003
Basic and diluted net (loss) per share	$(664)	13,374	$(0.05)

FOR THE THREE MONTHS ENDED JANUARY 31, 2004
Basic net income per share	$605	14,743	$.04
Add:
Dilutive effect of common share equivalents		592
Dilutive effect upon conversion of preferred shares		2,627
Dilutive effect of non-employee stock options		5
Diluted net income per share	$605	17,967	$.03

Potential shares of common stock have been excluded from the computation of diluted net income per share for the three months ended January 31, 2004 as the exercise price exceeded the fair market value for the warrants. The following potential shares of common stock have been excluded from the computation of diluted net  (loss) per share for the three months ended January 31, 2003 because the effect would have been anti-dilutive (in thousands):

	Three Months Ended January 31, 2004	Three Months Ended January 31, 2003
Shares issuable under stock options	—	4,252
Shares issuable pursuant to warrants to purchase common stock	1,333	1,333
Shares issuable upon conversion of preferred stock	—	2,627
	1,333	8,212

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.              Segment and Geographic Information

The Company is organized geographically and by line of business.  The Company has three major lines of business reporting segments: license, maintenance and technical support and consulting/training which the chief operating decision-maker (the Company’s CEO) evaluates on a regular basis.  However, the Company also evaluates certain lines of business segments by vertical industries as well as by product categories.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The license line of business includes the following product offerings: a sixth generation object database management system, Versant Developer Suite (VDS), a transaction accelerator for application servers, Versant enJin and VRTF, our data integration product for our real-time business offering.  The support line of business provides customers with a wide range of technical support services that include telephone and internet access to support personnel, dedicated technical assistance, 24x7 support options, as well as software upgrades.  The consulting and training line of business provides customers with a wide range of consulting and training services to assist them in evaluating, installing and customizing our VDS, Versant enJin and VRTF products, as well as training classes on the use and operation of the Company’s products.

The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies.  The Company does not monitor assets or operating expenses by reporting segments.  Consequently, it is not practicable to show assets or operating loss by reporting segment.

The table below presents a summary of reporting segments (in thousands):

	Three Months Ended January 31, 2004	Three Months Ended January 31, 2003
Revenues from unaffiliated customers:
License	$3,082	$2,672
Support	1,591	1,567
Consulting and training	1,693	1,610
Total revenue	6,366	5,849

Cost of revenue:
License	47	777
Support	339	330
Consulting and training	1,476	1,440
Amortization of purchased intangibles	24	19
Total cost of revenue	1,886	2,566

Gross profit:
License	3,035	1,895
Support	1,252	1,237
Consulting and training	217	170
Amortization of purchased intangibles	(24)	(19)
Total gross profit	4,480	3,283

Other operating expenses	3,932	4,003
Other income, net	97	80
Income(loss) before taxes	$645	$(640)

The table below presents the Company’s revenue by geographic region (in thousands):

	Three Months Ended January 31, 2004	Three Months Ended January 31, 2003
Total revenue attributable to:
United States/Canada	$4,318	$4,565
Germany	1,003	417
France	105	30
United Kingdom	424	598
Australia	28	1
Japan	194	226
Other	294	12
Total	$6,366	$5,849

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus, have not been disclosed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. At January 31, 2004, three customers had an outstanding balance that represented 27%, 26% and

11% of total accounts receivable.   At January 31, 2003, one customer had an outstanding balance that represented 22% of total accounts receivable.  The Company performs periodic credit evaluations of its customers’ financial condition. The Company generally does not require collateral security on its accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

6.              Line of Credit

The Company has a revolving credit line with a wholly owned subsidiary of its existing bank that expires on July 18, 2004.  The maximum amount that can be borrowed under this line is $5.0 million.  As of January 31, 2004, there were no borrowings outstanding on this line. Borrowings are limited to the amount of eligible accounts receivable and are secured by a lien on substantially all of the Company’s assets.  Any borrowings would bear interest at the bank’s prime rate plus 4.00% (8.00% at January 31, 2004). The loan agreement contains no financial covenants, but prohibits the payment of cash dividends and mergers and acquisitions without the bank’s prior approval.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA.  In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company.  To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of January 31, 2004.  For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA, the Company cannot determine the amount of potential future payments, if any, related to such indemnification provisions.

8.              Business Combinations

Poet Holdings

On September 27, 2003, the Company signed an Agreement and Plan of Merger with Poet Holdings, Inc., a Delaware corporation (“Poet”), and Puma Acquisition, Inc., a wholly owned subsidiary of Versant (“Merger Sub”).   Subject to the terms of this agreement and the satisfaction of several closing conditions, including approval of the merger by the stockholders of Poet and Versant, Poet will become a wholly-owned subsidiary of Versant in a statutory merger in which Merger Sub would be merged with and into Poet, with Poet surviving the merger.  Poet is a publicly held developer of object database management and e-commerce software, whose stock is traded on the Frankfurt Stock Exchange.  Upon consummation of the merger, each outstanding share of Poet common stock will be exchanged for 1.4 shares of Versant common stock, and options and warrants to purchase Poet common stock will be exchanged for options to purchase shares of Versant common stock at  the same exchange ratio. The proposed merger is intended to qualify as a tax-free reorganization. If the Merger Agreement is terminated without consummation of the merger in certain circumstances, then a party to the Merger Agreement would become obligated to pay the other party certain termination fees as described in the Merger Agreement ranging from $500,000 to $1,000,000.

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

Mokume Software, Inc.

On November 19, 2002, the Company acquired 100% of the outstanding common stock of Mokume Software, Inc. (“Mokume”).   Mokume developed real-time computing software solutions and related services for customers in the manufacturing industry to improve their business processes and logistics. Mokume became part of our Real-Time Solutions business unit, which is currently developing software products and technologies for building real-time computing software applications that link real-time data sources to an enterprise’s central software databases. Real-time computing solutions enable an enterprise to obtain information in real time from different parts of its operations in order to make better decisions based on up-to-the-minute information. To date, the Company has offered real-time consulting services and one real-time product, Versant Real-Time Framework  (VRTF). The Company expects that its object database technology will be an integral part of the Company’s real-time solution offerings.

A total of 2.4 million shares of common stock were originally issued for our acquisition of Mokume in November 2002, 1.2 million shares of which (the “Contingent Shares”) were subject to repurchase by the Company unless certain operational targets relating to the acquired business were achieved (the “Earn-out Contingency”) or, in some cases, if certain vesting conditions were not satisfied. The initial aggregate purchase price for the acquisition of Mokume was $843,417, which included the issuance of 1.2 million shares of common stock of the Company, valued at $630,240, and $213,177 in acquisition related costs.  In the three months ended July 31, 2003 we recorded $53,400 in additional acquisition related costs.  The value of the common shares issued was determined based on the market price of the Company’s common shares of $0.52 on November 19, 2002, the acquisition date. On September 26, 2003, the Company entered into an Amendment Agreement, which amended the original merger agreement with Mokume of November 19, 2002 (“Mokume Merger Agreement”), as follows:

1. A total of 363,600 of the Contingent Shares or “forfeited shares”, were forfeited by the former Mokume stockholders and cancelled without consideration, and the remaining 848,400 Contingent Shares are no longer subject to forfeiture or repurchase by Versant and were released from the Earn-Out Contingency and any vesting restrictions that were applicable to them.

2. Subject to certain conditions, the 2,060,400 shares issued under the Mokume Merger Agreement that remained outstanding after forfeiture of the forfeited shares are to be released from the risk of forfeiture to satisfy claims for indemnification made by Versant under the Mokume Merger Agreement in installments over time as follows:

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

The accelerated vesting of shares owned by non-employees resulting from the Amendment Agreement was recorded as additional goodwill in the amount of $290,000.   As of October 31, 2003 the Mokume goodwill balance is $706,817. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis. The Company anticipates that any additional contingent consideration will be allocated to goodwill. The following table summarizes the purchase price allocation:

Purchased technology	$480,000
Goodwill	706,817
Total assets acquired	$1,186,817

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance.  Words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are also intended to identify forward-looking statements.  However, these words are the exclusive means of identifying forward-looking statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2, and in our October 31, 2003 report on Form 10-K on file with the Securities and Exchange Commission, especially the section labeled “Risk Factors.”

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

In fiscal 2003 and the first quarter of 2004, we continued to focus our efforts on: (i) sales and product development activities designed to obtain revenue growth from, and enhance VDS and to a lesser extent, Versant enJin, our data management products; (ii) further work to pursue and develop our real-time solutions business initiative and related products, such as VRTF; and (iii) obtaining growth in our consulting service programs.

We expect that our principal sources of revenue for the foreseeable future will be licenses of VDS,  as well as maintenance, support, training and consulting services and to a lesser extent license and service revenues from Versant enJin and VRTF. To a significantly lesser degree we also anticipate deriving revenue from new products we may develop in our real-time business and the resale of third-party products.  While it will continue to be important for Versant to derive revenue from customers it has historically served in the telecommunications, financial services, technology and defense industries, we believe that our efforts in the real-time market and, to a lesser degree, in the e-business market, will be important elements of our future performance.  Success in the market for real-time products will depend on both the successful growth and emergence of this market and its continued need for highly scalable, high performance and reliable object-based technologies such as ours.

If our proposed merger with Poet Holdings is approved by our shareholders and Poet’s stockholders and is consummated, we currently expect that our data management software business will market products to new and additional market segments now addressed by Poet that we do not currently pursue and that our business would focus even more so on international sales, primarily in Europe.

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

Revenue from software license arrangements, including prepayment revenue, is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collection is probable.  If an acceptance period or other contingency exists, revenue is not recognized until satisfaction of the contingency, customer acceptance or expiration of the acceptance period, as applicable.

We license our data management products to end-users, value-added resellers and distributors through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses our software product.   Before that customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

For the quarter ended January 31, 2004, there were two customers that accounted for 17%, and 16% of total quarterly revenues, respectively.  For the quarter ended January 31, 2003, there were three customers that accounted for 18%, 16% and 13% of total quarterly revenues, respectively.

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets  acquired, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations at the acquisition date.

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. The Company uses an estimate of undiscounted future cash flows to determine if impairment has occurred.  An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows to be derived from the asset are less than its carrying value.  If the Company determines that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, Versant amortized goodwill over five years using the straight-line method.  Identifiable intangibles (acquired technology) are currently amortized over five years using the straight-line method.

Impairment of Long-Lived Assets

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

Stock-Based Compensation

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed on an accelerated basis over the vesting period of the related stock option, which is generally up to four years.

Results of Operations

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Three Months Ended
	January 31, 2004	January 31, 2003

Revenue:
License	48%	46%
Maintenance	25%	27%
Professional Services	27%	27%
Total revenue	100%	100%
Cost of revenue:
License	1%	13%
Maintenance	5%	6%
Professional Services	24%	25%
Amortization of purchased intangibles	—	—
Total cost of revenue	30%	44%

Gross profit margin	70%	56%

Operating expenses:
Marketing and sales	34%	36%
Research and development	15%	22%
General and administrative	13%	10%
Amortization of goodwill		—
Total operating expenses	62%	68%
Loss from operations	8%	(12)%
Other income, net	2%	1%
Loss before income taxes	10%	(11)%
Provision for income taxes	—	—
Net loss	10%	(11)%

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended January 31,		% change from
	2004	2003	2003

License revenue	$3,082	$2,672	15%
Maintenance revenue	1,591	1,567	2%
Professional Services revenue	1,693	1,610	5%
Total revenue	6,366	5,849	9%

Cost of license revenue	47	777	(94)%
Cost of maintenance revenue	339	330	3%
Cost of professional services revenue	1,476	1,440	3%
Amortization of purchased intangibles	24	19	26%
Total cost of revenue	1,886	2,566	(27)%

Operating expenses:
Marketing and sales	2,164	2,126	2%
Research and development	961	1,270	(24)%
General and administrative	807	607	33%
Amortization of goodwill	—	—	—
Total operating expense	3,932	4,003	(2)%
Income (loss) from operations	548	(720)	(176)%
Other income, net	97	80	21%
Income (loss) before income taxes	645	(640)	(201)%
Provision for income taxes	40	24	67%
Net Income (loss)	$605	$(664)	(191)%

Revenue

Revenue consists of license fees and fees for services, which includes technical support, consulting and training services.  Total revenue for the first quarter of 2004 increased 9% to $6.4 million from $5.8 million in the first quarter of 2003 with increases across both license and service revenue categories. Telecommunication customers accounted for approximately 22% of our first quarter 2004 revenues compared with approximately 17% for the same period last year; technology customers represented 28% of our first quarter 2004 revenues compared with 24% in the same period last year; and medical customers represented 19% of our first quarter 2004 revenues compared with 2% in the same period last year.  Our deal volume and average transaction size remained  consistent in both the first quarter of 2004 and 2003.

International revenue as a percentage of our total revenue increased to 25% in the first quarter of 2004, from 22% in the first quarter of 2003, with the above-mentioned increase in the telecommunications sector benefiting both European and Asian sales.

License revenue

License revenue increased 15% to $3.1 million in the first quarter of 2004 from $2.7 million in the first quarter of 2003, primarily the  result of increased VDS revenues.   Total license revenue from the sale of  our proprietary products (VDS and to a much lesser extent, enJin and VRTF)  were 99% of total license revenues for the first quarter of 2004,  compared to 72% from the first quarter of 2003.  As a percentage of total quarterly revenue, license revenue increased in the first quarter of 2004 to 48% from 46% for the first quarter of 2003.

Maintenance revenue

Maintenance revenue increased slightly in the first quarter of 2004 and was approximately $1.6 million in the both the first quarter of 2004 and 2003. As a percentage of total sales, maintenance revenue decreased to 25% of total revenue in the three months ended January 31, 2004 from 27% in the first quarter of 2003, as a result of higher license content in our overall revenue mix in the quarter ended January 31, 2004.

Professional services revenue

Professional services revenue increased 5% to $1.7 million in the first quarter of 2004 from $1.6 million in the first quarter of 2003, primarily due to higher Versant consulting revenues.  Of total professional services for the first quarter of 2004, WebSphere consulting represented 61%, Versant consulting was 28% and training accounted for 11%.  Of total professional services for the first quarter of 2003, WebSphere consulting was 64%, Versant consulting represented 27% and training and related travel accounted for 9%.    As a percentage of total sales, services revenue remained constant at 27% in both the three months ended January 31, 2004 and 2003.

Cost of Revenue and Gross Profit Margins

Total cost of revenue decreased 27% to $1.9 million in the first quarter of 2004 from $2.6 million in the first quarter of 2004.  This decrease was primarily due to a decrease in cost of license revenue that was partially offset by an increase in the amortization of intangibles and slightly higher cost of services.  Total cost of revenue as a percentage of total revenue decreased to 30% in the three months ended January 31, 2004 from 44% in the first quarter of 2003, as a result of predominantly higher margin license revenue in the overall mix.

Cost of license revenue

Cost of license revenue consists primarily of third-party product and royalty obligations.  It also includes costs of user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.  Cost of license revenue decreased 94% to $47,000 in the first quarter of 2004 from $777,000 during the first quarter of 2003.  This significant decrease in cost of license revenue resulted primarily from the fact that, in the first quarter of 2003, a large portion of our revenues were associated with the resale of third party products in a single transaction.  The decrease was to a lesser extent, also due to lower product royalty costs.

Cost of license revenue as a percentage of total revenue decreased to 1% in the first quarter of 2004 from 13% in the same period of 2003 and decreased to 2% of total license revenues in the first quarter of 2004 from 29% in the same period of 2003 as a result of lower resale and royalty costs.

Cost of maintenance revenue

Cost of maintenance revenue includes revenue derived from maintenance agreements that provide customers internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.  It also includes cost of maintenance revenue on the resale of third party products.   Cost of maintenance revenue increased 3% to $339,000 in the first quarter of 2004 from $330,000 in the first quarter of 2003 as a result of the slight increase in maintenance revenues.  Cost of maintenance revenue as a percentage of total revenue decreased to 5% in the first quarter of 2004 from 6% of total revenue for the first quarter of 2003, as a result of higher revenues in the first quarter 2004. Cost of maintenance revenue as a percentage of maintenance revenue remained constant at 21% in both the first quarters of 2004 and 2003.

Cost of professional services revenue

Cost of professional services revenue consists principally of personnel costs (both employee and sub-contractor) associated with providing consulting and training services.  Cost of revenues from professional services may vary depending on whether such services are provided by Versant personnel or by sub-contracted third party consultants. Cost of professional services revenue increased 3% to $1.5 million in the first quarter of 2004 from $1.4 million in the first quarter of 2003 due to slightly higher professional services revenue. Of the total professional services costs for the first quarter of 2004, WebSphere consulting costs were 66%, Versant consulting costs were 26% and training and related travel accounted for 8%.  Of total cost of professional services for the first quarter of 2003, WebSphere consulting costs represented 50%, Versant consulting costs were 37% and training and related travel accounted for 13%.

Cost of professional services revenue as a percentage of total revenue decreased to 24% in the first quarter of 2004 from 25% of total revenue for the first quarter of 2003, primarily due to higher revenues.

Amortization of purchased intangibles

Amortization of  $24,000 and $19,200 was recorded  in the first quarter of fiscal 2004 and 2003, respectively, in connection with the acquisition of Mokume Software.  The purchased intangibles were originally recorded at $480,000 and are being amortized over 5 years.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, marketing and sales literature, product management, sales offices, occupancy and depreciation expense.  Marketing and sales expense increased slightly to $2.2 million in the first quarter of 2004 from  $2.1 million in the first quarter of 2003 primarily as a result of higher commission costs associated with higher license revenues. As a percentage of total revenue, marketing and sales expenses decreased to 34% for the first quarter of 2004 from 36% in the first quarter of 2003 primarily due to increased revenues.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other employee-related expenses, depreciation, and expenses associated with development tools, small equipment, supplies and travel. Research and development expenses decreased 24% to $961,000 in the first quarter of 2004 from $1.3 million for the first quarter of 2003. These decreases were primarily due to lower employee related expenses.   As a percentage of total revenue, research and development expenses decreased to 15% in the first quarter of 2004 from 22% for the first quarter of 2003 as  a result of lower expenses in the first quarter of 2004.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources and general management functions.  In addition, general and administrative expenses include changes to the reserve for doubtful accounts, outside legal, public relations, audit and external reporting costs. General and administrative expenses increased 33% to $807,000 in the first quarter of 2004 from $607,000 in the first quarter of 2003, primarily due to the collection of a previously reserved bad debt reversed in the first quarter of last year. As a percentage of total revenue, general and administrative expenses increased to 13% in the first quarter of 2004 from 9% in the first quarter of 2003, as a result of higher costs in the first quarter of 2004.

Other Income, Net

Other income (expense), net primarily represents the foreign currency gain or loss as a result of settling transactions denominated in currencies other than our functional currency and the re-measurement of non-functional currency monetary assets and liabilities.  Secondarily, it represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents. We reported net other income of $97,000 in the first quarter of 2004, which included a $90,000 gain on foreign exchange rates and $7,000 in interest income.  We reported net other income of $80,000 in the first quarter of 2003, which included $13,000 of interest and other income and a $67,000 gain on foreign exchange.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We incurred net operating losses for 2003 for both federal and state tax purposes. We also incurred foreign withholding tax and state tax of approximately $40,000 and $24,000 in the first quarters of 2004 and 2003, respectively, which are included within the income tax provision.

Due to our history of operating losses and other factors, we believe that there is uncertainty regarding the realizability of the Company’s net operating loss carryforwards, and therefore a valuation allowance of approximately $19.7 million has been recorded against our net deferred tax assets.

Due to the “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Amortization and Write-down of Goodwill

Our acquisition of Mokume Software in November of 2002 resulted in our recording goodwill of $363,417.   Subsequent to the purchase, we reclassified additional goodwill in the amount of $53,400 and in conjunction with a September of 2003 amendment to the purchase agreement, we recorded additional goodwill of $290,000.  In accordance with SFAS No. 142 goodwill is no longer subject to amortization.  As of January 31, 2004, we had goodwill for Mokume of approximately $707,000, which will not be amortized.  Instead this goodwill amount will be subject to periodic evaluation for impairment and will be reduced to the extent of any such impairment.  See note 9 to our consolidated financial statements included in Item 8 of this report.

Our acquisition of Versant Europe in March 1997 resulted in our recording goodwill of $3.3 million. This goodwill was being amortized on a straight-line basis over seven years, but we changed this estimate to a five-year period in 1998. As of January 31, 2004, we had goodwill for Versant Europe of approximately $219,000, no longer subject to amortization but instead subject to periodic evaluation for impairment.

As of January 31, 2004, we had additional goodwill related to our Versant India acquisition of $21,000, which is no longer being amortized.

Liquidity and Capital Resources

On September 29, 2003, we issued a press release and filed a report on Form 8-K reporting our signing of a merger agreement with Poet Holdings, Inc. and our proposed merger with Poet. Through January 31, 2004, we have incurred approximately $800,000, and expect to incur up to  an additional $700,000, in merger related costs, consisting primarily of legal, accounting and investment banking fees.   If the merger agreement with Poet is terminated without consummation of the proposed merger in certain circumstances, which could include the failure of our shareholders to approve the merger, we could become liable to pay Poet certain termination fees, ranging in amount from $500,000 to $1,000,000.

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

In the three months ended January 31, 2004, net cash of $1.6 million was provided by operating activities and was generated primarily by net income of $605,000, a decrease in accounts receivable of $703,000 as well as a reduction in other current assets and inventory of $553,000.  In the three months ended January 31, 2003, net cash of $412,000 was provided by operating activities and was generated by decreases in accounts receivable and inventory, partially offset by the first quarter net loss and decreases in accounts payable and accrued liabilities.

In the three months ended January 31, 2004, net cash used in investing activities of $372,000, which includes $350,000 in costs associated with our pending merger with Poet and $22,000 for the purchase of property and equipment. In the three months ended January 31, 2003, net cash used in investing activities of $249,000 was the result of the acquisition costs of  $213,000 for Mokume Software and the purchase of property and equipment of approximately $36,000.

In the first quarter of 2004, net cash used in financing activities was $384,000, which was the result of our repayment of short term borrowings against our line of credit of $500,000, which was partially offset by proceeds of $116,000 from the sale of common stock through our employee stock purchase plan. In the first quarter of 2003, net cash provided by financing activities was $42,000, which resulted primarily from the sale of common stock through our employee stock purchase plan.

At January 31, 2004, we had $4.0 million in cash and cash equivalents, a decrease from $4.7 million in cash and cash equivalents as of January 31, 2003.  At January 31, 2004, our commitments for capital expenditures were not material.

We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for fiscal 2004, irrespective of whether or not the proposed merger with Poet Holdings, Inc. is consummated.      We base this assertion on the following factors:

•                  Our net days sales outstanding (DSO) at January 31, 2004 was 46 days and was second only to the first quarter of 2003 in representing our best collections performance.  This, combined with excellent operational results in Q1, translated into our being cash flow positive from operations for the third consecutive quarter.

•                  Assuming the merger with Poet does not consummate by the end of our second quarter, we would project our cash balance would be approximately $3 million. We believe this is adequate to sustain operations for the foreseeable future.

•                  We have a line of credit available through July 2004 to address short-term liquidity fluctuations and we have no reason to believe this line will not be renewed through 2005. To date this credit line has remained largely unutilized.  The minimum amount that has been consistently available to us under this credit line, given its eligibility requirements, has been $1.5 million, while the maximum we have ever drawn down has been $1.0 million, and this for a period of less than one month.

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

If the proposed merger with Poet Holdings, Inc does indeed become effective in the March 2004 timeframe, then we expect the cash balance of the merged company will be in the range of approximately $6 million to $8 million,  upon the effective date of the merger. It is possible that, if the merger with Poet is approved and consummated, shareholders of Poet and Versant who did not vote in favor of the merger may be able to exercise statutory dissenters’ appraisal rights in connection with the merger, which would potentially enable such shareholders to receive cash payments from Versant equal to the fair market value of their shares. The amounts that might have to be paid to satisfy such appraisal rights are unknown, but would reduce the combined company’s cash reserves to the extent exercised.

Although we expect to effectively manage our cash resources, there can be no assurance that our cash resources will be adequate, if our financial results fall short of our goals, as our operating results are very difficult to predict and we are dependent upon future events, including our ability to successfully renew our current revolving credit line or obtain additional debt or equity financing. The incremental cost requirements surrounding the proposed merger with Poet Holdings, Inc. has placed a significant further burden on the company’s cash resources.  Additional debt or equity financing may be required or desirable, although it is not currently anticipated, and may not be available to us on commercially reasonable terms, or at all.  In addition, debt or equity financing if available, would require Poet’s pre-approval of such financing transaction, under the terms of our merger agreement with Poet and there is no assurance that this approval would be forthcoming.  The prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.  Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities and in some circumstances, might require us to obtain the approval of our shareholders, which could delay or prevent consummation of the financing transaction.  Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, we will need to seek additional debt or equity financing.

Risk Factors

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At January 31, 2004, we had $4.0 million in cash and cash equivalents and working capital of approximately $987,000 and we experienced declines in our cash and working capital in fiscal 2003. To date, we have not achieved profitability or positive cash flow on a sustained basis.   Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our new real-time business initiative may increase our operating expenses, and if revenues from the real-time business don’t materialize when anticipated our working capital could be adversely impacted.  If the merger with Poet is consummated we could also be called upon to pay cash amounts to certain dissenting shareholders.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.   If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  In addition, when our bank line expires in July 2004, there can be no assurance that it will be renewed.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to reduce our operating expenses, which would restrict our ability to pursue our business objectives.

We are dependent on a limited number of products.   Nearly all of our license revenue to date has been derived from two products, VDS and to a lesser extent, Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.   Although we plan to eventually diversify our product line through our real-time business initiative, there can be no assurance that currently released or future developed real-time products will facilitate this objective, nor that such products will be well received by the market.   Accordingly, any significant reduction in revenue levels from VDS or Versant enJin can be expected to have a strong negative impact on our business and results of operation.

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

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer, IBM (who subcontracts for us on WebSphere consulting engagements), represented 16% of total revenue in the first quarter of fiscal 2004 and 18% of total revenue in fiscal 2003. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer making declining purchases with a different major customer could have a material adverse effect on our business.

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services thatwe offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns, particularly for critical IT infrastructure spending.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenue on the telecommunications and financial services industries, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and, more recently, on the financial services market and we are becoming increasingly dependent upon the defense industry for sales of VDS and Versant enJin.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends which could jeopardize our ability to continue to derive revenue from customers in that industry.  In addition, the types of applications and commercial products for the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases and real-time e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can hire and retain adequate personnel for this practice.

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

•                  import and export restrictions and tariffs and other regulatory restrictions;

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

Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more.  Sales to our e-business customers are often concluded in shorter time intervals but sales to the defense industry can take considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  While we believe that the sales cycle for real-time products is shorter than for VDS, it may be that our initial sales of real-time products may have even longer sales cycles as we strive to build credibility with new customers in different industries.  The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular fiscal period.

We are focusing our growth efforts on our new real-time computing business, which presents certain new risks.  Our acquisition of Mokume Software in November 2002 initiated implementation of our strategy to develop a “real-time” business. Our strategic objective for this business is to expand our business base by using real-time technology, leveraged with our existing data management technology, to develop new solutions designed to enable us to address new customers in different industries.  To date we have developed one real-time product, VRTF, and hope to ultimately develop additional real-time applications for the VRTF technology as part of this business initiative. However the real-time market is relatively new and our efforts to develop a real-time business will require us to sell and market our products to manufacturing companies and companies in other new industries with which we have not had prior sales or marketing experience.   We believe that success in developing and selling real-time business products will require us to devote appropriate efforts to developing strong sales, marketing and development skills required to address new target markets. These efforts may increase our operating costs, and if we fail to timely generate revenue from our real-time business, our working capital and operating results could be adversely affected.  There can be no assurance that our efforts to pursue the real-time computing business will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998.  The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about Versant and its financial performance. Although this case has been dismissed as of this date, there can be no assurance that we will not be subject to similar litigation in the future.

Risks Related to Our Industry

We face competition for our products.  For our VDS product, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (which was acquired by Progress Software Corporation in 2002) Objectivity, Inc. and Poet Holdings, Inc.  Traditional relational database management competitors include Oracle, Computer Associates, Sybase, IBM and Microsoft.

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

Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings and a larger installed base of customers than ours.  In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion and sale of their products.  They also may have more direct access to corporate decision-makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of products we do not offer or compete with.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results and financial condition.

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

We may be subject to claims of intellectual property infringement.    We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  For example, we have received correspondence from a third party alleging that we received misappropriated intellectual property from Mokume Software when we acquired Mokume and that Mokume had interfered with certain business relationship of that third party.  We believe these claims lack merit and we intend to defend them vigorously if they are pursued.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us, or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

We may engage in future acquisitions that dilute our stockholders and cause us to incur debt or assume contingent liabilities.  As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  In the event of any future acquisitions, we could:

•                  issue stock that would dilute current stockholders’ percentage ownership;

•                  incur debt; or

•                  assume liabilities.

These purchases also involve numerous risks, including:

•                  problems combining the purchased operations, technologies or products or integration of new personnel;

•                  unanticipated costs;

•                  diversion of management’s attention from our core business;

•                  adverse effects on existing business relationships with suppliers and customers;

•                  risks associated with entering markets in which we have no or limited prior experience; and

•                  potential loss of key employees of purchased organizations.

We cannot assure you that we will be able to successfully integrate Poet’s business or any businesses, products, technologies or personnel that we might purchase in the future.

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

Ownership of our stock is concentrated.  As a result of the Vertex note conversion and equity financing in July 1999, ownership of our equity has become more concentrated.  Based on Vertex’s filings with the SEC, which indicate that Vertex holds the equivalent of 4,027,034 shares (assuming conversion of all their preferred shares at the current conversion rate of two common shares for each preferred share and exercise of all their warrants), and assuming that Versant has 18,253,535 shares outstanding (which amount consists of 14,822,868 outstanding shares of our common stock as of February 27, 2004, plus shares resulting from the conversion of all preferred shares at their current conversion rate of two shares of common stock for each share of Series A preferred stock and the exercise of all warrants held by Vertex), Vertex and its affiliates would beneficially own approximately 22% of our common stock.

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

Failure to complete the merger could negatively affect Versant’s and Poet’s ability to enter into alternative transactions and the merger agreement restricts our ability to enter into other transactions.  If the merger is terminated and we determine to seek another merger or business combination, there can be no assurance that we will be able to find a partner at an attractive price.  In addition, while the merger agreement is in effect, we are prohibited from directly or indirectly soliciting, initiating or encouraging or entering into a merger, consolidation, purchase of assets, tender offer or other business combination with any party except where our board of directors determines in good faith and after consultation with outside legal counsel and its financial advisor, that the alternative proposal is superior to the merger and that it must engage in discussions or negotiations regarding the transaction to comply with its fiduciary duties to its shareholders under applicable law. As a result of this prohibition, Poet and Versant are precluded from discussing alternative takeover proposals during the term of the merger agreement, and may lose an opportunity for a transaction with another potential partner at a favorable price if the merger is not completed. In certain circumstances Poet or Versant may also be obligated to pay a termination fee if they enter into such an alternative transaction within certain time periods, even after a termination of their merger agreement.

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

Interest rate risk.  Our cash equivalents primarily consist of money market accounts, accordingly, we do not believe that our interest rate risk is significant.

Item 4: Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and regulations.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Part II.  OTHER INFORMATION

Item  5.  Other Information

Item  6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibits are filed herewith:

Number	Title

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On November 24, 2003 we  filed a report on Form 8-K which furnished a press release regarding our financial results for our fourth fiscal quarter and fiscal year ended October 31,2003. ended January 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: March 14, 2004	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

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