Form 10-Q
period 2004-04-30
VERSANT CORP
filed 2004-06-14
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

As of May 28, 2004, there were outstanding 34,447,033 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended April 30, 2004

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2004	October 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,707	$3,311
Accounts receivable, net of allowance for doubtful accounts of $413 and $258, respectively	4,449	4,023
Other current assets	612	623
Total current assets	13,768	7,957

Property and equipment, net	1,263	1,232
Other assets	746	543
Intangibles, net of accumulated amortization	7,615	389
Goodwill	15,883	948
Total assets	$39,275	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$500
Accounts payable	1,246	739
Accrued liabilities	3,083	2,148
Current portion of deferred revenue	3,999	3,905
Current portion of deferred rent	221	63
Total current liabilities	8,549	7,355

Long-term liabilities, net of current portion:
Long-term portion of deferred revenue	30	83
Long-term portion of deferred rent	295	309
Total long-term liabilities	325	392

Total liabilities	8,874	7,747
Shareholders’ equity:
Convertible preferred stock, no par value	—	4,912
Common stock, no par value	90,501	55,096
Accumulated deficit	(60,047)	(56,708)
Accumulated other comprehensive income (loss)	(53)	22
Total shareholders’ equity	30,401	3,322
	$39,275	$11,069

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenue:
License	$1,709	$1,662	$4,791	$4,334
Maintenance	1,709	1,531	3,300	3,098
Professional services	1,792	1,831	3,485	3,441
Total revenue	5,210	5,024	11,576	10,873

Cost of revenue:
License	190	78	237	614
Maintenance	450	338	789	668
Professional services	1,539	1,510	3,015	2,950
Amortization of purchased intangibles	149	24	173	43
Total cost of revenue	2,328	1,950	4,214	4,275

Gross profit	2,882	3,074	7,362	6,598

Operating expenses:
Marketing and sales	1,946	1,767	4,110	3,893
Research and development	1,490	1,139	2,451	2,409
General and administrative	1,354	970	2,161	1,818
Restructuring charge	202	—	202	—
Total operating expenses	4,992	3,876	8,924	8,120

Loss from operations	(2,110)	(802)	(1,562)	(1,522)

Other income, net	44	54	141	134

Loss before taxes and deemed dividend	(2,066)	(748)	(1,421)	(1,388)
Provision for income taxes	6	23	46	47
Net loss	$(2,072)	$(771)	$(1,467)	$(1,435)
Deemed dividend to preferred shareholders	(1,871)	—	(1,871)	—
Net loss available to common shareholders	$(3,943)	$(771)	$(3,338)	$(1,435)

Basic and diluted net loss per share available to common shareholders	$(.16)	$(.06)	$(.17)	$(.11)

Basic and diluted weighted average common shares	24,205	13,642	19,474	13,508

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend	$(1,467)	$(1,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	563	486
Write off of equipment	18	22
Increase (reduction) in Provision for doubtful accounts receivable	155	(188)
Changes in current assets and liabilities, net of current assets and liabilities acquired in the Poet acquisition:
Accounts receivable	445	867
Other current assets and inventory	996	882
Other assets	—	(79)
Accounts payable	102	(916)
Accrued liabilities	(145)	(1,040)
Deferred revenue	(564)	(98)
Deferred rent	(25)	(10)
Net cash provided by (used in) operating activities	78	(1,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mokume acquisition costs	—	(213)
Cash acquired in Poet acquisition, net of transaction costs	5,678	—
Purchases of property and equipment	(74)	(113)
Net cash provided by (used in) investing activities	5,604	(326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	292	43
Principal payments under capital lease obligations	(3)	(4)
Net borrowings (payments) under short-term note and bank loan	(500)	1,000
Net cash provided by (used in) financing activities	(211)	1,039

Effect of foreign exchange rate changes	(75)	62
Net increase in cash and cash equivalents	5,396	(734)
Cash and cash equivalents at beginning of period	3,311	4,427
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,707	$3,693
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$330	$24
Income taxes	$46	$44
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to Mokume shareholders	—	$630
Issuance of common stock to Poet shareholders	$25,927	—

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Organization, Operations and Liquidity

References to the “Company” or “Versant” in these notes to condensed consolidated financial statements and in this report refer to Versant Corporation and its subsidiaries.  The Company develops, markets and supports software products and provides related services and is subject to the risks associated with other companies in a comparable stage of development. These risks include, but are not limited to, fluctuations in operating results, product concentration, a limited customer base, seasonality, a lengthy sales cycle, dependence on the acceptance of object database technology, competition, dependence on key individuals, dependence on international operations, foreign currency fluctuations, and the ability to adequately finance its ongoing operations.

Liquidity

Although the Company had not achieved business volume sufficient to restore profitability and positive cash flow on a consistent basis, the Company’s operating activities provided cash of $78,000 and the Company reported a net loss of $1.5 million, for the six months ended April 30, 2004.  Management anticipates funding future operations and repaying the Company’s debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, we may require additional debt or equity funding and may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

Operations

We completed our merger with Poet Holdings Inc. in March of 2004.  Poet’s headquarters are in Hamburg Germany, and as a result of this merger, we have consolidated our European operations.  We had a total of 183 employees, subsequent to our merger with Poet and their results are reflected in this report, beginning with the period ended April 30, 2004.

2. Business Combinations

Poet Holdings, Inc.

On March 17, 2004, shareholders approved the merger with Poet Holdings Inc (Poet).  As a result, Poet  became a wholly-owned subsidiary of Versant Corporation. Poet was a publicly held developer of object database management and e-commerce software, whose stock was traded on the Frankfurt Stock Exchange prior to the merger.  The consideration consisted of 15,525,342 shares of Versant common stock and the assumption of stock options and certain liabilities and obligations of Poet.

The total purchase price was $30,288,100, and consists of the following:

a)              A total of 11,089,542 shares of Poet commons stock exchanged for 15,525,342 shares of Versant stock, valued at $ 25,927,321, using a fair value per share of $1.67 per share;

b)             A total of 1,274,834 options to purchase shares of Poet common stock exchanged for 1,784,780 equivalent options to purchase shares of Versant common stock, valued at $2,402,825;

c)              Direct transaction costs of $1,957,954.

The fair value of Versant’s common stock issued was determined using the closing price on the date the acquisition agreement was entered into (September 26, 2003). The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following weighted average assumptions: expected life of 5 years, risk-free interest rate of 2.91%, expected volatility of 130% and no expected dividend yield.  This acquisition was accounted for as a purchase and the price is summarized as follows (in thousands):

Value of Versant Stock issued	$25,927,321
Value of options issued	2,402,825
Direct transaction costs	1,957,954
Total purchase price	$30,288,100

Under the purchase method of accounting, the total purchase price is allocated to Poet’s net tangible and intangible assets based upon their fair value as of the date of completion of the merger. Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon the preliminary independent valuation, the purchase price allocation, is as follows (in thousands):

Tangible assets acquired	$10,072,330
Amortizable intangible assets	7,400,000
Goodwill	14,934,931
Total assets acquired	32,407,261
Liabilities assumed	(2,119,161)
Net assets acquired	$30,288,100

An amount of  $7,400,000 has been allocated to amortizable intangible assets with estimated useful lives of 7 years. During the three and six month periods ended April 30, 2004, we recorded $125,038 in cost of revenue related to the amortization of acquired intangibles. Amortization charged to income for the subsequent seven years is estimated, based on the April 30, 2004 intangible asset value, to be $528,572 for the remainder or fiscal year 2004,  $1,057,143 for fiscal years 2005 through 2010 and $403,532 for fiscal year 2011.

An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets. Standard valuation procedures and techniques were utilized in determining the fair value.  Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated by the respective in process research and development (IPRD), developed technology and trade names/trademarks were then discounted to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

The merger with Poet also required certain changes in Versant’s existing corporate structure, which have been implemented.  First, it called for Versant to reduce the size of its Board of Directors from eight to five directors, with Versant’s board of directors to be composed of two directors from Poet, Jochen Witte and Herbert May, and three directors from Versant, who are Nick Ordon, Versant’s Chief Executive Officer, Uday Bellary and William Henry Delevati, who were the incumbent Versant directors.  In addition, Versant’s articles of incorporation were amended to: (i) increase the authorized number of Versant’s common shares from 45,000,000 to 75,000,000 shares; (ii) increase the number of shares of Versant common stock issuable upon the conversion of each share of Versant’s Series A preferred stock from two to three common shares; (iii) cause each outstanding share of Versant’s Series A preferred stock to be automatically converted into shares of Versant common stock immediately after effectiveness of the merger at the increased conversion rate described in (ii) above; (iv) provide that the merger will not trigger the liquidation preference rights of Versant’s Series A preferred stock; (v) require that at least 80% of Versant’s directors then in office approve certain corporate transactions or any change in the authorized number of Versant’s directors; and (vi) provide that the amendment described in clause (v) cannot be changed for 12 months after consummation of the merger without the approval of at least 80% of Versant’s directors then in office.

In connection with the merger, Versant and Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”) entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) pursuant to which the Preferred Shareholders agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into 3,941,229 shares of Versant common stock effective upon consummation of the Poet merger. In exchange for this agreement, effective upon such conversion, warrants to purchase a total of 1,313,749 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year. The conversion of Series A Preferred stock and the modification of the outstanding warrants held by Preferred Shareholders resulted in an inducement to the Preferred Shareholders of $1,871,000, which represents the excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock and the excess of the fair value of the modified warrants over the fair value of such warrants under their original terms.

The pro forma condensed consolidated statements of operations are presented below as if the merger with Poet had occurred on November 1, 2003 and November 1, 2002:

	Three Months ended		Six Months ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenue	5,801	7,578	14,523	14,230
Net Income (loss)	(3,409)	(2,432)	(3,770)	(2,904)
Earnings (loss) per share	(.12)	(.08)	(.11)	(.10)

3. Stock-Based Compensation

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed on an accelerated basis over the vesting period of the related stock option, which is generally up to four years.  The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during the six months ended April 30, 2004 and 2003.

Had compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No.123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

		Three months ended April 30,		Six months ended April 30
		2004	2003	2004	2003
Net loss available to common shareholders	As reported	$(3,943)	$(771)	$(3,338)	$(1,435)
Compensation expense under SFAS 123 related to:
Stock option plans		(260)	(335)	(504)	(734)
Employee stock purchase plans		(36)	(25)	(72)	(56)
Pro Forma net loss available to common shareholders		$(4,239)	$(1,131)	$(3,914)	$(2,225)

Basic and diluted net loss per share available to common shareholders	As reported	$(0.16)	$(0.06)	$(0.17)	$(0.11)
	Pro forma	$(0.18)	$(0.08)	$(0.20)	$(0.16)

The weighted average fair value per share of stock options granted was $2.31 and $0.83 as of April 30, 2004 and April 30, 2003, respectively.

4. Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of shares outstanding.  Diluted net loss per share is computed by dividing net loss available to common shareholders by the sum of the weighted-average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if-converted method.  Potentially dilutive securities are excluded from the diluted net loss per share available to common shareholders computation if their effect is antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Net Loss Available to Common Shareholders (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED APRIL 30, 2003
Basic and diluted net (loss) per share	$(771)	13,642	$(0.06)

FOR THE THREE MONTHS ENDED APRIL 30, 2004
Basic and diluted net (loss) per share	$(3,943)	24,205	$(.16)

FOR THE SIX MONTHS ENDED APRIL 30, 2003
Basic and diluted net (loss) per share	$(1,435)	13,508	$(.11)

FOR THE SIX MONTHS ENDED APRIL 30, 2004
Basic and diluted net (loss) per share	$(3,338)	19,474	$(.17)

The following potential shares of common stock have been excluded from the computation of diluted net  (loss) per share for the three months and six months ended April 30, 2004 and April 30, 2003,because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Shares issuable under stock options	5,074	3,835	5,074	3,835
Shares issuable pursuant to warrants to purchase common stock	1,333	1,333	1,333	1,333
Shares issuable upon conversion of preferred stock	1,372	2,627	1,372	2,627
	7,779	7,942	7,779	7,942

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5. Segment and Geographic Information

The Company is organized geographically, by line of business and by product category.  As a result of our merger with Poet, the Company now has two reporting segments: Data Management and Catalog Solutions, a business of Poet that we acquired in mid-March 2004 in connection with the Poet merger, which the chief operating decision-maker (the Company’s CEO) evaluates on a regular basis.  Within these two major segments, the Company also evaluates performance by vertical industries, by type of revenue (license, maintenance and technical support, professional services) as well as by product categories.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The Data Management line of business includes the following product offerings: Versant Developer Suite (VDS), a sixth generation object database management system, FastObjects, an embedded application object data base, Versant enJin, a transaction accelerator for application servers, and VRTF, our data integration product for our real-time business offering.  The Catalog Solutions line of business is comprised of the eSupplier Solutions and X-Solutions prodcucs. The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies.  The Company does not monitor assets by reporting segments.  Consequently, it is not practicable to show assets by reporting segment.

The table below presents a summary of business segments (in thousands):

	Data Management		Catalog		Total
Three months ended April 30,	2004	2003	2004	2003	2004	2003
Revenue	5,027	5,024	183	—	5,210	5,024
Gross Profit	2,902	3,074	(20)	—	2,882	3,074
Operating income (loss)	(1,164)	(694)	(908)	—	(2,072)	(694)

	Data Management		Catalog		Total
Six months ended April 30,	2004	2003	2004	2003	2004	2003
Revenue	11,393	10,873	183	—	11,576	10,873
Gross Profit	7,382	6,598	(20)	—	7,362	6,598
Operating income (loss)	(559)	(1,254)	(908)	—	(1,467)	(1,254)

The table below presents a summary of gross profit (in thousands):

	Three Months Ended April 30, 2004	Three Months Ended April 30, 2003	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003
Gross profit:
License	1,519	1,584	4,554	3,720
Maintenance and technical support	1,259	1,193	2,511	2,430
Professional services	253	321	470	491
Amortization of purchased intangibles	(149)	(24)	(173)	(43)
Total gross profit	2,882	3,074	7,362	6,598

The table below presents the Company’s revenue by geographic region (in thousands):

	Three Months Ended April 30, 2004	Three Months Ended April 30, 2003	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003
Total revenue attributable to:
United States/Canada	$3,260	$3,936	$7,578	$8,501
Germany	1,262	426	2,264	843
France	—	25	106	55
United Kingdom	640	494	1,064	1,092
Australia	21	11	49	12
Japan	10	132	204	358
Other	17	—	311	12
Total	$5,210	$5,024	$11,576	$10,873

The Company’s long-lived assets residing in countries other than the United States are insignificant and thus, have not been disclosed.

6. Restructuring

In the second quarter of 2004, we implemented a restructuring plan aimed at optimizing performance in our catalog business, which was acquired as a result of the merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   These actions effected 12 employees for which we incurred one-time costs related to employee severance payments, related benefit and outplacement expenses in the amount of $201,577.  This balance remains as of April 30, 2004.  We expect to incur approximately $250,000 of additional expense in fiscal 2004 relating to severance and other employee related expenses for 2 additional employee actions.

All remaining obligations are expected to be paid by January of 2005.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance Words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are also intended to identify forward-looking statements.  However, these words are not the exclusive means of identifying forward-looking statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2,iin our October 31, 2003 annual report on Form 10-Kfor our fiscal year ended October 31, 2003 and Form S-4 registration statement prepared in connection with the Poet merger, each of which are on file with the Securities and Exchange Commission, especially the sections of these documents titled  “Risk Factors.”

Overview

We are a California corporation and were incorporated in August 1988.  On March 18, 2004 we finalized the merger with Poet Holdings, Inc (Poet). Poet brings two distinct lines of business to Versant, namely its Data Management business comprised of the FastObjects database product line and its Catalog Solutions business comprised of the X-Solutions and eSupplier Solutions products. We intend integrating Poet’s database product line into our existing product line to provide a broader suite of data management products while the Catalog Solutions line of business will continue to operate separately within the merged company.

Our Data management business is comprised of the following products:

•                  Versant Developer Suite or VDS, a sixth generation object database management system that is used in high-performance large-scale real-time applications

•                  FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems ,

•                  Versant enJin, is a database management product suite that accelerates transactions for application servers

•                  Versant Real-time Framework, or VRTF, is a comprehensive framework for delivering real-time solutions

•                  Versant JDO, a data access tool that enables enterprise applications to efficiently access data from a versant object database

Versant provides sophisticated data management, data access and data integration software solutions designed to address the complex data management needs of enterprises. Versant’s products are typically deployed to manage real-time transactional data and to manage meta-data for business systems.  Our combined data management product line offers customers the ability to manage real-time, XML and other types of hierarchical and navigational data. Our combined suite of products caters to a wide range of customers who need solutions for small devices, like remote controls, up to full-scale enterprise solutions, which manage 100’s of gigabytes of streaming data. Using our database solutions, customers cut hardware costs, speed and simplify development, significantly reduce administration costs and deliver products with a huge competitive edge.

Our Catalog Solutions business comprised of the X-Solutions and eSupplier Solutions products, provide a comprehensive electronic catalog system that enables companies  to seamlessly conduct B2B e-Commerce and provide a turnkey solution to create electronic catalogs from existing internal information systems and databases and  manage the processes to automate customization and distribution of these catalogs.

We license our database and peripheral products, and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.  Following our acquisition of Mokume Software in November of 2002, we commenced our real-time solutions business and in January 2003 announced our VRTF real-time solutions product.  We introduced Versant JDO in the fourth quarter of 2003 and offered FastObjects in March of 2004, in connection with our merger with Poet Holdings, Inc.  In addition to these products, we also offer other internally developed peripheral software products, internet solutions and resell related software developed by third parties. We also provide maintenance and support services related to our products as well as consulting and training services.  These services are an important aspect of our business, and in the fiscal year ended October 31, 2003, a majority of our revenues were derived from these services. To date, substantially all of our revenue has been derived from the following data management and catalog products and services:

•                sales of licenses for VDS, FastObjects, Versant enJin, VRTF and Versant JDO;

•                maintenance and technical support services for our products.

•                consulting services (Versant and Poet consulting practice and dedicated IBM WebSphere consulting practice) and training services;

•                nonrecurring engineering fees received in connection with providing services associated with VDS and Versant enJin;

•                the resale of licenses, maintenance, training and consulting for third-party products that complement VDS; and

•                reimbursements received for out-of-pocket expenses incurred for revenue in the income statement.

In the second quarter of fiscal 2004, our primary focus was on concluding the merger with Poet and in commencing the necessary integration activities.  However, we also maintained focus on: (i) sales and product development activities designed to obtain revenue growth from and enhance database management products, and (ii) obtaining growth in our consulting service programs.

We expect that our principal sources of revenue for the foreseeable future will be licenses of VDS and FastObjects, as well as maintenance, support, training and consulting services and to a lesser extent license and service revenues from  JDO and other third party products.

In connection with our merger with Poet Holdings in March of 2004, we expect that our data management software business will market products to additional market segments now addressed by Poet that we do not currently pursue and that our business would focus even more on international sales, primarily in Europe.

For the three and six month periods ended April 30, 2004 presented in this report on Form 10-Q, our financial results include the impact of certain preferred shareholder inducements to convert our outstanding shares of Series A preferred stock into common stock in connection with our merger with Poet.  Warrants of 1,313,743 shares of Versant common stock held by the Preferred Shareholders, to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year.  These inducements, which are reflected in our statements of operations as a deemed dividend, reduced the net income available to common shareholders for purposes of computing net loss per share by approximately $1,871,000 for the three and six month periods ended April 30, 2004.  As a result, net loss per share available to common shareholders was $3.9 million and $ 3.3 million for the three and six months ended April 30, 2004 resulting in net loss available to common shareholders of $0.16 and $0.17 in these respective periods.  Although net loss did not change, Earnings per share amounts presented in the Company’s press release and Form 8-K dated June 9, 2004, failed to include the impact of preferred shareholder inducements, which increased the net income available to common shareholders for purposes of computing net loss per share. Net loss per share  available to common shareholders of $0.16 and $0.17 for the three and six months ended April 30, 2004, respectively, is properly reflected in this report on Form 10Q.  However, the impact of these preferred shareholder inducements did not change the net loss as reported in the Company’s press release and Form 8-K mentioned above.

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

We license our data management products to end-users, value-added resellers and distributors through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses our software product.   Before that customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS, FastObjects and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

Versant does not currently license our VRTF product directly to end-users.  To date, it has been marketed only as a private-labeled product sold through physical execution systems vendors to whom Versant will provide integration, training and other consulting services.

Resellers, including value-added resellers and distributors, purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to end-users.  Resellers are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  Resellers are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers. Revenue from royalties is recognized when reported by the reseller, assuming collection is probable.

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

For the quarter ended April 30, 2004 and April 30, 2003, there was one customer that accounted for 20% and 25%  of total quarterly revenues, respectively.  For the six months ended April 30, 2004 and April 30, 2003, there was one customer that accounted for 18% and 21% of total revenues, respectively

Goodwill and Acquired Intangible Assets

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

 We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use an estimate of undiscounted future cash flows to determine if impairment has occurred.  An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows to be derived from the asset are less than its carrying value.  If we determine that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

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

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts.  Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required. A number of our customers are in the telecommunications industry and, as part of our evaluation of the provision for doubtful accounts, we have considered not only the economic conditions in that industry but also the financial condition of our customers in that industry in determining the provision for doubtful accounts.  If conditions deteriorate further in that industry, or any other industry, then an additional provision for doubtful accounts may be required.

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

Results of Operations

Our merger with Poet Holdings became effective March 18, 2004 and Versant’s Q2 results include Poet’s results from March 19, 2004 through April 30, 2004.

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue:
License	33%	34%	41%	40%
Maintenance and technical support	33%	30%	29%	28%
Professional services	34%	36%	30%	32%
Total revenue	100%	100%	100%	100%
Cost of revenue:
License	4%	2%	2%	6%
Maintenance and technical support	9%	7%	7%	6%
Professional services	29%	30%	26%	27%
Amortization of purchased intangibles	3%	0%	1%
Total cost of revenue	45%	39%	36%	39%

Gross profit	55%	61%	64%	61%
Operating expenses:
Marketing and sales	37%	35%	35%	36%
Research and development	29%	23%	21%	22%
General and administrative	26%	19%	19%	17%
Restructuring	4%	—	2%	—
Total operating expenses	96%	77%	77%	75%
Loss from operations	(41)%	(16)%	(13)%	(14)%
Other income (expense), net	1%	1%	1%	1%
Loss before income taxes	(40)%	(15)%	(12)%	(13)%
Provision for income taxes	0%	0%	1%	0%
Net loss before deemed dividend	(40)%	(15)%	(13)%	(13)%

Revenue

	Three Months Ended April 30,			%	Six Months Ended April 30,		%
	2004		2003	change	2004	2003	change
Revenue:
License	$1,709	$	$1,662	3%	$4,791	$4,334	11%
Maintenance and technical support	1,709		1,531	12%	3,300	3,098	7%
Professional services	1,792		1,831	(2)%	3,485	3,441	1%
Total revenue	5,210		5,024	4%	11,576	10,873	6%

Revenue consists of license fees from our data management and catalog solutions product categories, as well as fees for maintenance, which includes technical and phone support, professional services, which includes both Versant consulting as well as our IBM WebSphere practice, training and related travel.  Total revenue for the second quarter of 2004 increased 4% to $5.2 million from $5.0 million in the second quarter of 2003. Total revenue for the six months ended April 30, 2004 increased 6% to $11.6 million from $10.9 million in the six months ended April 30, 2003.  These net increases over the three and six month periods are comprised of the partial quarter revenues we booked in relation to the Poet merger in the second quarter of 2004 as well as stronger performance in our existing European operation compared with the same periods last year but offset by a reduction in second quarter 2004 domestic revenues compared with the same period last year.

Technology customers accounted for approximately 42% of our second quarter 2004 revenues compared with approximately 46% for the same period last year and telecommunications customers represented 18% of our second quarter 2004 revenues compared with 20% in the same period last year.

International revenue as a percentage of our total revenue increased to 37% of total revenues in the second quarter of  2004  from 22% in the second quarter of 2003, primarily due to the additional revenues reported in connection with our March 18, 2004 acquisition of Poet, whose revenues are generated in Europe.

License revenue

License revenue increased 3% in the second quarter of 2004 to $1.7 million from $1.6 million in the second quarter of 2003.  The incremental license revenues brought by Poet in the second quarter, together with stronger performance in our existing European operation compared with the same period last year, exceed the shortfall in our domestic license revenues which was attributable to lower than expected royalty streams from one of our Value Added Resellers (VAR). License revenues increased 11% in the six months ended April 30, 2004 to $4.8 from $4.3 million in the comparable period of 2003, primarily due to the acquisition of Poet, together with stronger performance from our existing European operation compared to last year, offsetting the negative impact of the second quarter shortfall in domestic license revenues. As a percentage of total revenue, license revenue remained constant at 33% in the second quarter of both 2004 and 2003 while license revenues were 41% of total revenues for the six months ended April 30, 2004 compared with 40% for the same period last year.

Maintenance revenue

Maintenance revenue increased 12% to $1.7 million in the second quarter of 2004 from $1.5 million in the second quarter of 2003 due mainly to the revenues brought by Poet.  For the six months ended April 30, 2004 maintenance revenue increased 7% to $3.3 million from $3.1 million in the comparable period of 2003, primarily due to higher maintenance revenues in the U.S. compared with last year and secondarily the result of the additional Poet revenues booked in connection with our acquisition.  As a percentage of total sales, maintenance revenue increased to 33% of total revenue in the three months ended April 20, 2004 from 30% in the second quarter of 2003, and increased to 29% of total revenue for the six months ended April 30, 2004 from 28% in the comparable period of 2003.

Professional services revenue

Professional services revenue at $1.8 million decreased 2% in the second quarter of 2004 from the same period in 2003 with the incremental consulting revenue brought by Poet negated by a reduction in WebSphere consulting revenues compared with last year.  For the six months ended April 30, 2004 professional services revenue increased 1% to $3.5 million from $3.4 million in the same period of 2003 with the incremental consulting revenue brought by Poet offset to an extent by a reduction in Websphere consulting revenues compared with the same period last year. Of total professional services for the second quarter of 2004, WebSphere consulting represented 58%, Versant consulting was 29% and training and other, accounted for 13%.  Of total professional services for the second quarter of 2003, WebSphere consulting represented 61%, Versant consulting was 28% and training accounted for 11%. As a percentage of total sales, professional services revenue decreased to 34% from 36% in the second quarter of 2003 And decreased to 30% for the six months ended April 30,2004 compared with 32% for the same period last year.

Cost of Revenue and Gross Profit Margins

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
Cost of Revenue:
Cost of license	190	78	144%	237	614	(61)%
Cost of maintenance	450	338	33%	789	668	18%
Cost of professional services	1,539	1,510	2%	3,015	2,950	2%
Amortization of purchased intangibles	149	24	521%	173	43	302%
Total cost of revenue	2,328	1,950	19%	4,214	4,275	(1)%

Total cost of revenue increased 19% to $2.3 million in the second quarter of 2004 from $2.0 million in the same quarter of 2003.  Of the $378,000 absolute increase, $125,000 was due to the amortization of intangible assets attributable to the Poet merger, $71,000 was related to increased sales volume and $182,000 was due primarily to the disproportionate amount of  Poet’s services costs relative to the incremental revenues recognized from Poet this quarter (especially in the Catalog Solutions line of business) and secondarily due to costs for resold Websphere software included in this quarter but not in the same period last year. For the six months ended April 30, 2004 total cost of revenue decreased 1% to $4.2 million from $4.3 million in the comparable period of 2003.Of the $60,000 absolute decrease, there were increases of $130,000 primarily due to the amortization of intangible assets attributable to the Poet merger, $274,000 related to increased sales volume but offset by $464,000 due to significantly lower costs for resold Websphere software included in the six month period ended April 30,2004 compared with last year and offset to an extent by the disproportionate amount of  Poet’s services costs relative to the incremental revenues recognized from Poet this quarter (especially in the Catalog Solutions line of business)..  Total cost of revenue as a percentage of total revenue increased to 45% in the three months ended April 30, 2004 from 38% in the second quarter of 2003and decreased to 36% for the six months ended April 30,2004 from 39% in the same period last year.

Cost of license revenue

Cost of license revenue consists primarily of third-party product and royalty obligations.  It also includes costs of user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.  Cost of license revenue increased 144% to $190,000 in the second quarter of 2004 from $78,000 the comparable quarter of 2003 as a result of the costs incurred on reselling third party licenses.  For the six months ended April 30, 2004 cost of license revenue decreased 61% to $237,000 from $614,000 in the comparable period of 2003 primarily due to the fact that, in the first quarter of 2003 a large portion of our cost of license revenues were associated with the resale of third party product.

Cost of license revenue as a percentage of total revenue increased to 4% in the second quarter of 2004 from 2% in the same period of 2003 and decreased to 2% of total license revenues in the six months ended April 30, 2004 from 6% in the same period of 2003 as a result of lower resale and royalty costs.

Cost of maintenance revenue

Cost of maintenance revenue includes the cost of revenue derived from maintenance agreements that provide customers internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.  It also includes cost of maintenance revenue on the resale of third party products.   Cost of maintenance revenue increased 33% to $450,000 in the second quarter of 2004 from $338,000 in the second quarter of 2003.  Cost of maintenance revenue increased 18% to $789,000 in the six months ended April 30, 2004 from $668,000 in the period of 2003.  Approximately one third of these increases were related to increased sales volume with the remainder primarily attributable to the high amount of  Poet’s cost of maintenance revenues relative to the incremental revenues recognized this quarter (especially in the Catalog Solutions line of business). Cost of maintenance revenue as a percentage of total revenue increased slightly to 9% in the second quarter of 2004 from 7% of total revenue for the second quarter of 2003 and increased to 7% in the six months ended April 30, 2004 from 6% in the same period of 2003.

Cost of professional services revenue

Cost of professional services revenue consists principally of personnel costs (both employee and sub-contractor) associated with providing consulting and training services.  Cost of revenues from professional services may vary depending on whether such services are provided by Versant personnel or by sub-contracted third party consultants. Cost of professional services revenue remained flat in both  the second quarter and the six months ended April 30, 2004 at $1.5 million and $3.0 million respectively, when compared to the second quarter and six months ended April 30, 2003.   For the quarter ended April 30, 2004, costs increased despite a reduction in revenue due mainly to the disproportionate amount of Poet’s cost of professional services relative to the incremental revenues recognized from Poet this quarter (especially in the Catalog Solutions line of business). The cost increase for the six month period ended April 30, 2004 is primarily due to the sales volume increase and secondarily due to higher costs in second quarter 2004, in relation to the Poet merger.

Of the total professional services costs for the second quarter of 2004, WebSphere consulting costs were 57%, Versant consulting costs were 33% and training and related travel accounted for 10%.  Of total cost of professional services for the second quarter of 2003, WebSphere consulting costs represented 66%, Versant consulting costs were 23% and training and related travel accounted for 11%.

Cost of professional services revenue as a percentage of total revenue increased to 31% in the second quarter of 2004 from 30% of total revenue for the second quarter of 2003 and decreased to 26% from 27% of total cost of revenues for both the six months ended April 30, 2004 and 2003.

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
Amortization of purchased intangibles	149	24	521%	173	43	302%

Amortization of  $149,000 was recorded in the second quarter of fiscal 2004 and represents amortization $24,000 in connection with the acquisition of Mokume Software for purchased intangibles that were originally recorded at $480,000 and are being amortized over 5 years and amortization $125,038 in connection with the acquisition of Poet Software for purchased intangibles that were originally recorded at $7,400,000 and are being amortized over 7 years.

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
Marketing and Sales Expenses	1,946	1,767	10%	4,110	3,893	6%

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, marketing and sales literature, product management, sales offices, occupancy and depreciation expense.  Marketing and sales expense increased 10% to $2.0 million in the second quarter of 2004 from  $1.8 million in the second quarter of 2003 and increased 6% to $4.1 million in the six months ended April 30, 2004, from  $3.9 million in the comparable period of 2003.  For the quarter ended April 30, 2004 the absolute increase of $179,000 over the same period last year is comprised of $449,000 incremental expense due to the Poet merger but offset primarily by the reversal of a restructuring expense booked last quarter but subsequently capitalized as part of the Poet merger deal costs.   As a percentage of total revenue, marketing and sales expenses increased slightly to 37% for the second quarter of 2004 from 36% in the second quarter of 2003 with the incremental expense from Poet negating the favorable impact of higher revenues. Marketing and sales expense for the six month periods ended April 30, 2004 and 2003 was 36% with the favorable impact of increased revenue neutralized by the incremental costs from Poet.

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
Research and Development Expenses	1,490	1,139	31%	2,451	2,409	2%

Research and development expenses consist primarily of salaries, recruiting and other employee-related expenses, depreciation, and expenses associated with development tools, small equipment, supplies and travel. Research and development expenses increased 31% to $1.5 million in the second quarter of 2004 from $1.1 million for the second quarter of 2003 and increased 2% in the six months ended April 30, 2004 to $2.5 million from $2.4 million in the comparable period of 2003.  For the quarter ended April 30, 2004 the absolute increase of $351,000 over the same period last year is comprised of incremental expense due to the Poet merger of $423,000 offset by $72,000 primarily due to lower employee related expense. For the six months ended April 30, 2004 the absolute increase of $42,000 is made up of the incremental expense due to the Poet merger offset by lower employee related expense.  As a percentage of total revenue, research and development expenses increased to 29% in the second quarter of 2004 from 23% for the second quarter of 2003 as a result of lower expenses in the second quarter of 2004 and decreased slightly to 21% in the six months ended April 30, 2004 from 22% in the comparable period of 2003.  As a percentage of total revenue, research and development expenses increased to 29% in the second quarter of 2004 from 23% for the second quarter of 2003 as a result of higher expenses in the second quarter of 2004 and decreased slightly to 21% in the six months ended April 30, 2004 from 22% in the comparable period of 2003.

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

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
General and Administrative Expenses	1,354	970	40%	2,161	1,818	19%

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources and general management functions.  In addition, general and administrative expenses include changes to the reserve for doubtful accounts, outside legal, public relations, audit and external reporting costs. General and administrative expenses increased 40% to $1.4 million in the second quarter of 2004 from $970,000 in the second quarter of 2003 and increased 19% in the six months ended April 30, 2004 to $2.2 million from $1.8 million in the comparable period of 2003. For the quarter and six months ended April 30, 2004, the absolute increases over the same periods last year are comprised of on-going incremental expense due to the Poet merger of $217,000 and one time integration and deal costs attributable to the merger.

As a percentage of total revenue, general and administrative expenses increased to 26% in the second quarter of 2004 from 19% in the second quarter of 2003, as a result of higher costs in the second quarter of 2004 and increased to 19% in the six months ended April 30, 2004 from 17% in the comparable period.

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
Restructuring Expense	202	—	100%	202	—	100%

In the second quarter of 2004, we implemented a restructuring plan aimed at optimizing performance in our catalog business which was acquired as a result of the merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   As a result, we incurred one-time costs related to employee severance payments, related benefit and outplacement expenses.  The total cost of the restructuring was estimated at $201,577 and was recorded as restructuring costs in operating expenses during the three months ended April 30, 2004.   All remaining obligations are expected to be paid by January of 2005.

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
Other Income, Net	44	54	(19)%	141	134	5%

Other income (expense), net primarily represents the foreign currency gain or loss as a result of settling transactions denominated in currencies other than our functional currency and the re-measurement of non-functional currency monetary assets and liabilities.  Secondarily, it represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents. We reported net other income of $44,000 in the second quarter of 2004, which included a $45,000 in interest income, $33,000 in net other income, offset by $34,000 in loss on foreign exchange rates.  We reported net other income of $54,000 in the second quarter of 2003, which consisted of $11,000 of interest income and a  $43,000 gain on foreign exchange.

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2004	2003	change	2004	2003	change
Provision for Income Taxes	6	23	(126)%	46	47	(2)%

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We incurred net operating losses for 2004 for both federal and state tax purposes. We also incurred foreign withholding tax and state tax of approximately $6,000 and $23,000 in the second quarters of 2004 and 2003, respectively, which are included within the income tax provision.

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

Our acquisition of Poet Software, Inc, in March of 2004 resulted in our recording goodwill of $14,934,931. See note 2 to our condensed consolidated financial statements.

Our acquisition of Mokume Software in November of 2002 resulted in our recording goodwill of $363,417.  Subsequent to the purchase, we reclassified additional goodwill in the amount of $53,400 and in conjunction with a September of 2003 amendment to the purchase agreement, we recorded additional goodwill of $290,000.  As of April 30, 2004, we had goodwill for Mokume of approximately $707,000, which will not be amortized.  Instead this goodwill amount will be subject to periodic evaluation for impairment and will be reduced to the extent of any such impairment.

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

Deemed Dividend to the Preferred Shareholders

As a result of our merger with Poet, preferred Shareholders agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into 3,941,229 shares of Versant common stock effective upon consummation of the Poet merger. In exchange for this agreement, effective upon such conversion, warrants to purchase a total of 1,313,749 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year. The conversion of Series A Preferred stock and the modification of the outstanding warrants held by Preferred Shareholders resulted in an inducement to the Preferred Shareholders of $1,871,000, which represents the excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock and the excess of the fair value of the modified warrants over the fair value of such warrants under their original terms.  As a result, net loss per share available to common shareholders was $3.9 million and $3.3 million for the three and six months ended April 30, 2004.  Earnings per share amounts presented in the Company's press release of June 9, 2004 announcing the results of our fiscal quarter ended April 30, 2004, inadvertently failed to include the impact of these preferred shareholder inducements, which reducted the net loss available to common shareholders for purposes of computing net loss per share. The impact of these preferred shareholder inducements is reflected in this report on Form 10-Q.

Liquidity and Capital Resources

On March 19, 2004 our merger with Poet Holdings, Inc. was effective.  As a result of this merger, we incurred approximately $1.9 million in merger related expense, consisting primarily of legal, accounting and investment banking fees.  We also acquired approximately $7.6 million in cash and cash equivalents.

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

In the six months ended April 30, 2004, net cash of $78,000 was provided by operating activities and was generated primarily as a result of a reduction in other current assets of $996,000, a decrease in accounts receivable of $445,000 offset primarily by our net loss and secondarily by a decrease in deferred revenue in the amount of 564,000.  In the six months ended April 30, 2003, net cash of $1.5 million was used by operating activities, primarily attributable to our net loss of $1.4 million and a reduction of accrued liabilities of $1.0 million and decreases in accounts payable of $916,000 offset by reductions in accounts receivable and other current assets and inventory.

In the six months ended April 30, 2004, net cash provided by in investing activities of $5.6 million was the result of net cash acquired of $5.7 in our acquisition of Poet, offset by purchases of equipment of $74,000. In the three months ended April 30, 2003, net cash used in investing activities of $326,000 and was the result of the acquisition costs of  $213,000 for Mokume Software and the purchase of equipment of approximately $113,000.

In the six months ended April 30, 2004, net cash used in financing activities was $211,000, which was the result of our repayment of short term borrowings against our line of credit of $500,000, and principal payments of capital leases of $3,000 which was only partially offset by proceeds of $292,000 from the sale of common stock through our employee stock purchase plan. In the first six months of 2003, net cash provided by financing activities was $1.0 million, which resulted primarily from borrowings under our line of credit of $1.0 million as well as proceeds from the sale of common stock through our employee stock purchase plan of $43,000, offset by principal payments of capital leases of $4,000.

At April 30, 2004, we had $8.7 million in cash and cash equivalents, an increase from $3.7 million in cash and cash equivalents as of April 30, 2003 and our commitments for capital expenditures were not material. We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the succeeding twelve months.

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

Risks Related to Our Business

We are dependent on a limited number of products.  Nearly all of our license revenue to date has been derived from two products, VDS and to a lesser extent, Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.  Although we have taken stepts to diversify our product line through our acquisition of Poet and our real-time business initiative, we expect that sales of VDS will continue to be critical to our revenues for the foreseeable future.  Accordingly, any significant reduction in revenue levels from our VDS, Versant enJin products can be expected to have a strong negative impact on our business and results of operation.

Our revenue levels are not predictable.  Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  These quarterly fluctuations result from a number of factors, including:

•                  delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter;

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

•                  fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, financial services, technology, and defense markets;

•                  the impact of new product introductions, both by us and by our competitors;

•                  our unwillingness to lower prices significantly to meet prices set by our competitors;

•                  the effect of publications of opinions about us and our competitors and their products;

•                  customer deferrals of orders in anticipation of product enhancements or new product offerings by us or our competitors; and

•                  potential customers’ unwillingness to invest in our products given our perceived financial instability.

We may not be able to manage costs effectively given the unpredictability of our revenue.  We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to Poet’s operations . If planned revenue growth, including revenue from Poet’s products or our real-time products, does not materialize, our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer, IBM (who subcontracts for us on WebSphere consulting engagements), represented 20% of total revenue in the second quarter of fiscal 2004 and 18% of total revenue in fiscal 2003. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer making declining purchases with a new customer of comparable significance could have a material adverse effect on our business.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At April 30, 2004, we had $8.7 million in cash and cash equivalents and working capital of approximately $5.2 million and have experienced declines in our cash and working capital in fiscal 2003. To date, we have not achieved profitability or positive cash flow on a sustained basis.  Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our acquisition of Poet and its operations may increase our operating expenses, and if revenues from Poet’s product line don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  In addition, when our bank line expires in July 2004, there can be no assurance that it will be renewed.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Our catalog business has generated significant losses and our operating results may be adversely affected by this business unless we can successfully reduce the expenses of this business.  In connection with our acquisition of Poet, we acquired Poet’s catalog business.  The business involves the development and marketing of several software applications that enable companies to use their existing internal information systems and databases to create, manage and customize comprehensive electronic catalog systems that enable them to more effectively engage in B2B e-commerce.  To date, Poet’s catalog business has operated at a loss and continued operation of this business at its historic levels is likely to generate additional losses.  In the foreseeable future, catalog business losses are expected to adversely affect our operating results unless we can successfully manage a reduction in the operating costs of the catalog business or take other actions to minimize its impact on our operating results.  Although we expect to take active efforts to achieve this objective in this fiscal year, there can be no assurance that we will be successful in doing so and failure to alter the net operating results of the catalog business could have an adverse impact on our financial results

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services thatwe offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns, particularly for critical IT infrastructure spending.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us. Further, prior to our merger with Poet, Poet’s ability to forecast the timing and amount of Poet’s sales had been substantially reduced by the economic slowdown, and Poet had experienced lengthened sales cycles, lower average selling prices and reduced bookings and revenues.  If U.S.

or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenue on the telecommunications and financial services industries, which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and, more recently, on the financial services market and we are becoming increasingly dependent upon the defense and technology industries for sales of VDS and Versant enJin.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers our ability to develop products that can successfully operate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends which could jeopardize our ability to continue to derive revenue from customers in that industry.  In addition, the types of applications and commercial products for the telecommunications, financial services and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases and real-time e-business applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  For the three months ended April 30, 2004, international revenue made up approximately 37% of our total revenue, while for the year ended October 31, 2003, approximately 25% of our total revenue was derived from customers outside the United States and Canada.  Following our acquisition of Poet, we expect that international revenue will represent a larger percentage of our total revenue than it historically has.  This requires that we operate internationally and maintain a significant presence in international markets.  As a result of our acquisition of Poet we now have approximately 93 employees based in Europe.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last fiscal year we have transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

Our international operations are subject to a number of other risks.  These risks include, but are not limited to:

•                  longer receivable collection periods;

•                  changes in regulatory requirements;

•                  dependence on independent resellers;

•                  foreign exchange rate fluctuations;

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

Our products have a lengthy sales cycle.  Our sales cycle, which varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more.  Sales to some of our e-business customers are often concluded in shorter time intervals but sales to the defense industry can take considerably longer.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions.  While we believe that the sales cycle for real-time products is shorter than for VDS, it may be that our initial sales of real-time products may have even longer sales cycles as we strive to build credibility with new customers in different industries.  Influencing our customers’ decision to license our products generally requires that we provide a significant level of education to prospective customers regarding the uses and benefits of our products, and that we frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular fiscal period.

We are focusing our growth efforts on our new real-time computing business, which presents certain new risks.  Since November 2002 we hve pursued a strategy to develop a “real-time” business. Our strategic objective for this business is to expand our business base by using real-time technology, leveraged with our existing data management technology, to develop new solutions designed to enable us to address new customers in different industries.  To date we have developed one real-time product, VRTF, and hope to ultimately develop additional real-time applications for the VRTF technology as part of this business initiative. However the real-time market is relatively new and our efforts to develop a real-time business will require us to sell and market our products to manufacturing companies and companies in other new industries with which we have not had prior sales or marketing experience.  We believe that success in developing and selling real-time business products will require us to devote appropriate efforts to developing strong sales, marketing and development skills required to address new target markets. These efforts may increase our operating costs, and if we fail to timely generate revenue from our real-time business, our working capital and operating results could be adversely affected.  There can be no assurance that our efforts to pursue the real-time computing business will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

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

Risks Related to Our Merger with Poet Holdings, Inc.

Although we expect that the merger with Poet will result in benefits to the combined company, the combined company may not realize those benefits because of integration difficulties and other challenges.  Any failure to meet the challenges involved in successfully integrating the operations of Versant and Poet following the merger with Poet or to realize any of the anticipated benefits or synergies of the merger could seriously harm our results. Realizing the benefits of the merger will depend in part on the ability of the combined company to continue to overcome significant challenges, such as timely, efficient and successful execution of post-merger strategies, including:

•             combining the operations of the two companies;

•             making successful strategic decisions with respect to Versant’s and Poet’s product lines;

•             integrating and managing the operations of the combined company in multiple geographic locations, including updating and extending management controls, reporting systems and procedures on a timely basis;

•             retaining and assimilating the key personnel of each company;

•             integrating the technology and products of the two companies;

•             retaining existing customers and strategic partners of both companies and attracting new customers and strategic partners; and

•             successfully exploiting potential synergies of the two companies.

The risks related to the execution of these post-merger strategies include:

•             potential disruption of the combined company’s ongoing business and distraction of its management resulting from the efforts to combine and integrate Versant’s and Poet’s operations;

•            difficulty in successfully coordinating the management of the combined company, including difficulties arising from the fact that the combined company’s management team is dispersed between offices in Fremont, California and Hamburg, Germany;

•            difficulties inherent in creating successful strategies for coordinating sales and marketing plans for the combined company’s products and services;

•            changes in strategic directions that may adversely affect near-term and long-term revenues;

•            the risk that synergies anticipated for the combined company’s products will not be achieved or may not be realized within the time frame currently anticipated;

•            the possibility that efforts to achieve operating expense reductions may be unsuccessful or give rise to unexpected liabilities;

•            the potential need to demonstrate to customers that the merger will not result in adverse changes in customer service standards or business;

•                  impairment of relationships with employees, suppliers and customers as a result of the integration of new management personnel; and

•                  failure to retain key employees, including members of the management team, of the combined company.

Until March 18, 2004, certain actions of the Versant board must be approved by at least 80% of Versant’s directors then in office.  Upon consummation of the merger with Poet, Versant’s articles of incorporation were amended to provide that, for a period of 12 months immediately after the effective time of the merger, certain actions, including any proposed acquisition of Versant, any sale of any product line, any material change in operation of Versant’s business or any change in the authorized number of Versant’s directors, will require the approval of at least 80% of the members of Versant’s board of directors then in office. Since Versant’s board is now comprised of three directors who were members of Versant’s board immediately prior to the merger and two directors who were members of Poet’s board immediately prior to the merger, approval of these transactions will effectively require the unanimous vote of all directors. The board members may have different views on which transactions are beneficial to Versant and its shareholders. Failure to obtain this required approval may cause Versant to lose opportunities that could be favorable to it and its shareholders.

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet may adversely affect the market value of Versant’s common stock. In accordance with United States generally accepted accounting principles, Versant will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant will allocate the total estimated purchase price to Versant’s net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of the closing of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to purchased in-process technology has been expensed in our quarter ended April 30, 2004. Versant will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, Versant may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, purchased in-process technology and potential impairment charges could have a material impact on Versant’s results of operations.

In order to be successful, Versant must retain and motivate key employees, which will be more difficult in light of uncertainty regarding the merger, and failure to do so could seriously harm the combined company. In order to be successful, Versant must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Employees of Versant or Poet may experience uncertainty about their future role with Versant until or after strategies with regard to the combined company are announced or executed. In addition, a portion of Versant’s employee stock options and the Poet employee stock options that were assumed by Versant in connection with the merger have exercise prices in excess of the value of the merger consideration. These circumstances may adversely affect Versant’s ability to attract and retain key management, sales and technical personnel. Versant also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions related to the merger. In addition, as a result of the merger Versant currently employs a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does U.S. law. Consequently, failure of Versant to retain employees after the merger may cause Versant to incur significant severance costs, which could adversely affect its operating results and financial condition.

The merger with Poet could affect key third-party relationships. The pre-merger, present and potential relationships of Versant and Poet with customers and other third parties with whom they have relationships may be affected by the merger. Any unfavorable change in relationships with their customers may adversely impact Versant. Versant could experience a decrease in expected revenue attributable to Poet products and services as a consequence of customers’ uncertainties associated with the merger. Any delay or deferral in those decisions by Poet’s customers could have an adverse effect on Versant’s business.

Risks Related to Our Industry

We face competition for our products.  For our VDS product, we compete with companies offering object and relational database management systems. Object-oriented competitors include eXcelon (which was acquired by Progress Software Corporation in 2002) Objectivity, Inc. and, primarily with respect to Poet’s business, content management companies such as Requisite Technology, Inc., SAQQARA Systems, Inc. and Heiler Software AG. Traditional relational database management competitors include Oracle, Computer Associates, Sybase, IBM and Microsoft and potentially vendors of ERP systems such as SAP AG.

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

Our future success will depend in part on our ability to integrate our products with those of vendors providing complementary products including different computing environments.  Versant enJin and VDS must be integrated with compilers, development tools, operating systems, and other software and hardware components to produce a complete end user solution.  We may not receive the support of these third-party vendors, some of which may compete with us, in integrating our products with their products.

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

We may be subject to claims of intellectual property infringement.  We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry segment grows.  For example, in the past we received correspondence from a third party alleging that we received misappropriated intellectual property from Mokume Software when we acquired Mokume and that Mokume had interfered with certain business relationship of that third party.  We believe these claims lack merit and we intend to defend them vigorously if they are pursued.  Any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  Royalty or licensing agreements might not be available on terms acceptable to us, or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on The Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that we either (i) have stockholders’ equity of $2,500,000, or (ii) have $500,000 in net income or (iii) that the market value of our publicly held shares be $35 million or more.  For several reasons, including the fact that the bid price of our common stock has in the past been below $1.00 per share for a significant time period, there remains a significant risk that our common stock could cease to qualify for listing on the Nasdaq SmallCap Market. If our common stock is delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

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

•                  pay amounts of cash to acquire assets or businesses;

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

There was no change in our internal control over financial reporting during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In connection with our merger with Poet, on March 18, 2004, the Company’s Articles of Incorporation were amended to:

•                  increase the authorized number of shares of our common stock from 45,000,000 to 75,000,000 shares;

•                  increase the conversion rate of our Series A preferred stock so that the number of shares of Versant common stock issuable upon the conversion of each share of our Series A preferred stock was increased from two shares of common stock to three shares of common stock;

•                  caused each then outstanding share of Versant’s Series A preferred stock to be automatically converted into shares of Versant common stock immediately after effectiveness of the merger with Poet at the increased conversion rate described above;

•                  provide that the merger with Poet would not trigger the liquidation preference rights of Versant’s then outstanding Series A preferred stock;

•                  require that at least 80% of Versant’s directors then in office approve certain corporate transactions or any change in the authorized number of Versant’s directors from five directors; and

•                  provide that the amendment requiring 80% director approval described above cannot be changed for 12 months after consummation of the merger with Poet without the approval of at least 80% of Versant’s directors then in office.

As a result of these amendments, the 1,313,743 shares of Series A Preferred Stock that were outstanding prior to the Poet merger received no liquidation preferences in connection with the merger and were converted (at the increased conversion rate described above) into a total of 3,941,229 shares of our common stock immediately after effectiveness of our merger with Poet.  In addition, these amendments to our Articles of Incorporation provided that, during the one (1) year period immediately following the consummation of our merger with Poet, Versant will not take certain actions unless they are approved by the affirmative vote of at least 80% of the members of Versant’s Board of Directors then in office.  The actions subject to this restriction include (i) any acquisition or purchase by Versant of a business or of assets that would, immediately after the purchase, represent a material portion of our total consolidated business or assets; (ii) any sale or disposition by Versant of a line of business or product line;  (iii) any material change in the operation or the nature of any material line of business conducted by Versant or one of its subsidiaries as of immediately after consummation of the merger with Poet; or (iv) changing the authorized number of the Company’s directors from five directors.  In addition, during the one (i) year period immediately following the Poet merger the above provisions are not to be amended unless the amendment is approved by the affirmative vote of at least eighty percent (80%) of the members of the Corporation’s Board of Directors then in office.

Item 4.  Submission of Matters to a Vote of Security Holders

We held a Special Meeting of our Shareholders on March 17, 2004 to consider proposals to approve our merger with Poet and other related matters.  Set forth below are descriptions of the matters voted on at the Special Meeting and the results of the votes of the holders of our common stock taken at the meeting.  Because all of the matters voted on at the meeting were deemed to be non-routine matters, there were no broker non-votes.

Voting of Common Shares

	Votes For	Votes Against	Votes Abstained	Votes Withheld
1. Proposal to approve the Agreement and Plan of Merger with Poet Holdings, Inc., the merger with Poet and the issuance of shares of Versant common stock and options to purchase Versant common stock to Poet’s stockholders and option holders pursuant thereto.	7,684,075	51,579	7,574	7,056,999

2. Proposals to Amend our Articles of Incorporation as follows:

(a) Increase the number of our authorized common shares from 45,000,000 to 75,000,000 shares.	7,494,504	228,100	20,624	7,056,999

(b) Reduce the conversion price of our Series A preferred stock from $2.13 to $1.42 per share	7,422,608	258,754	61,866	7,056,999

(c) Automatically convert each outstanding share of our Series A preferred stock into common stock at the increased conversion rate described in 2(b) above immediately after effectiveness of the Poet merger.	7,551,701	139,440	52,087	7,056,999

(d) provide that the merger with Poet will not trigger the liquidation preference rights of Versant’s Series A preferred stock.	7,657,079	63,864	22,285	7,056,999

(e) provide that, for 12 months immediately after the Poet merger, certain actions must be approved by at least 80% of the members of Versant’s board of directors then in office:	7,680,917	40,250	22,061	7,056,999

(f) provide that, for 12 months immediately after the Poet merger, the proposal in 2(e) above cannot be amended unless such amendment is approved by at least 80% of the members of Versant’s board of directors then in office.	7,678,941	42,100	22,187	7,056,999

Voting of Preferred Shares

Each of the above proposals was affirmatively approved by 1,313,743 shares of our then outstanding Series A preferred stock, representing 100% of the outstanding shares of Series A preferred stock entitled to vote at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibits are filed herewith:

Number	Title

2.01

Agreement and Plan of Merger dated as of September 27, 2003 by and among Versant Corporation, Puma Acquisition, Inc. and Poet Holdings, Inc. (incorporated by reference to Exhibit 99.01 to the Company’s

Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2003).

2.02

Amendment to Agreement and Plan of Merger dated as of January 20, 2004 by and among Versant Corporation, Puma Acquisition, Inc. and Poet Holdings, Inc. (incorporated by reference to Annex A of the Joint Proxy Statement / Prospectus contained in the Company’s Form S-4/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2004).

3.01

Amended and Restated Articles of Incorporation of the Company as filed with the California Secretary of State on March 18, 2004 (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

10.01

Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder (incorporated by reference to Exhibit 4.05 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

10.02

Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder (incorporated by reference to Exhibit 4.06 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

10.03

Poet Holdings, Inc. 2001 Nonstatutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder (incorporated by reference to Exhibit 4.07 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

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

(b)         Reports on Form 8-K

On March 23, 2004, we filed a report on Form 8-K to announce the completion of our merger with Poet Holdings, Inc. and the related conversion of the outstanding shares of our Series A Preferred Stock into common stock.

On February 25, 2004, we filed a report on Form 8-K which furnished a press release regarding our financial results for our first fiscal quarter ended January 31, 2004. The information contained in this Form 8-K and in the press release attached as an exhibit thereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except to the extent that it is expressly stated to be incorporated by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: June 14, 2004	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith

2.01

Agreement and Plan of Merger dated as of September 27, 2003 by and among Versant Corporation, Puma Acquisition, Inc. and Poet Holdings, Inc. (incorporated by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2003).

2.02

Amendment to Agreement and Plan of Merger dated as of January 20, 2004 by and among Versant Corporation, Puma Acquisition, Inc. and Poet Holdings, Inc. (incorporated by reference to Annex A of the Joint Proxy Statement / Prospectus contained in the Company’s Form S-4/A Registration Statement filed with the Securities and Exchange Commission on January 21, 2004).

3.01

Amended and Restated Articles of Incorporation of the Company as filed with the California Secretary of State on March 18, 2004 (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

10.01

Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder (incorporated by reference to Exhibit 4.05 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

10.02

Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder (incorporated by reference to Exhibit 4.06 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

10.03

Poet Holdings, Inc. 2001 Nonstatutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder (incorporated by reference to Exhibit 4.07 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2004).

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