Form 10-Q/A
period 2004-04-30
VERSANT CORP
filed 2004-09-14
CIK 865917

United States
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

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

For the Period Ended April 30, 2004

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at April 30, 2004 and October 31, 2003

Condensed Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2004 and April 30, 2003

Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2004 and April 30, 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signature

Certifications

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPLANATORY NOTE

In a report on Form 8-K filed on August 25, 2004, Versant Corporation (“Versant” or “the Company” or “we”) indicated that it had reviewed the accounting associated with its merger with  Poet Holdings, Inc. or “Poet”, as well as the accounting for its initial issuance of its  Series A preferred stock and the subsequent conversion of its outstanding Series A preferred stock into  common stock in the quarter ended April 30, 2004 in connection with the Poet merger. . The outcome of that review has resulted in the following adjustments to Versant’s previously filed condensed consolidated statements of operations for the three and six month periods ended April 30, 2004 and to its condensed consolidated balance sheet as of April 30, 2004, contained in Versant’s report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2004.

•                  A reduction of goodwill of approximately $552,000 on our April 30, 2004 balance sheet.  This reduction of goodwill is made up of two components.  The first component is a reduction in goodwill in the amount of approximately $253,000 attributable to certain transaction costs that were mistakenly capitalized in connection with the Poet merger. The offsetting entries to this approximate $253,000 reduction of goodwill are reflected as an increase of approximately $192,000 to our marketing and sales expense and a approximately $61,000 increase in our general and administrative expense for the three and six months ended April 30, 2004. The second component of the goodwill reduction is attributable to a transfer of the, $299,546 intrinsic value of the unvested stock options we assumed in the Poet merger from goodwill to deferred stock compensation.  In our form 8-K dated August 25, 2004 we had stated this amount would be approximately $701,000, however, upon further investigation we determined that the reclassification amount should be  the lower number of $299,546, as the original calculation included the value of options to certain employees whose option vesting was accelerated upon the conclusion of the Poet merger. This deferred stock compensation will be amortized to compensation expense in accordance with the vesting terms of the related assumed options. For the three months ended April 30, 2004, approximately $23,000 of this deferred stock compensation has been amortized and recorded as non-cash stock compensation expense.

•                  An increase of approximately $192,000 to our marketing and sales expense and an approximately $61,000 increase in our general and administrative expense for the three and six month periods ended in April 30, 2004, resulting from the goodwill reductions described above.

•                  An increase in both common stock and accumulated deficit of $2,859,650 which is attributable to the initial issuance of our Series A preferred stock in 1999. The initial issuance of our Series A preferred Stock gave rise to a beneficial conversion discount in the amount of $2,859,650 for the three and nine months ended September 30, 1999, because the preferred stock was immediately convertible at its issuance date at a conversion price below the then market price of our common stock. This should have resulted in an increase in the amount of both common stock and accumulated deficit on our balance sheet of $2,859,650 in July 1999.  This increase was not recorded in 1999 and is being adjusted in this Form 10Q-A. This adjustment does not impact the reported shareholders’ equity in total.

•                  An increase of $551,000 in the amount of the deemed dividend to preferred shareholders and net loss available to common shareholders for the three and six month periods ended April 30, 2004. The induced conversion of Series A preferred stock into common stock in connection with the Poet merger, resulted in a deemed dividend to preferred shareholders and related increase net loss and net loss per share available to common shareholders for each of the three and six months ended April 30, 2004. The Company originally recorded a deemed dividend of $1,871,000 for the three and six months ended April 30, 2004; however, the amount of the deemed dividend to preferred shareholders and net loss available to common shareholders was understated by $551,000 for the three and six months ended April 30, 2004.

The above adjustments together increase the reported net loss per share available to common shareholders by three and four cents per share, respectively for the three and six months ended April 30, 2004

This report on Form 10-Q/A amends Items 1 and 2 of Part I of Versant’s quarterly report on Form 10-Q filed on June 14, 2004 to reflect these adjustments.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2004	October 31, 2003
	(unaudited) Restated
ASSETS

Current assets:
Cash and cash equivalents	$8,707	$3,311
Accounts receivable, net of allowance for doubtful accounts of $413 and $258, respectively	4,449	4,023
Other current assets	612	623
Total current assets	13,768	7,957

Property and equipment, net	1,263	1,232
Other assets	746	543
Intangibles, net of accumulated amortization	7,615	389
Goodwill	15,331	948
Total assets	$38,723	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$500
Accounts payable	1,246	739
Accrued liabilities	3,083	2,148
Current portion of deferred revenue	3,999	3,905
Current portion of deferred rent	221	63
Total current liabilities	8,549	7,355

Long-term liabilities, net of current portion:
Long-term portion of deferred revenue	30	83
Long-term portion of deferred rent	295	309
Total long-term liabilities	325	392

Total liabilities	8,874	7,747
Shareholders’ equity:
Convertible preferred stock, no par value	—	4,912
Common stock, no par value	93,912	57,956
Deferred Stock Compensation	(276)
Accumulated deficit	(63,734)	(59,568)
Accumulated other comprehensive income (loss)	(53)	22
Total shareholders’ equity	29,849	3,322
	$38,723	$11,069

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	Restated		Restated
Revenue:
License	$1,709	$1,662	$4,791	$4,334
Maintenance	1,709	1,531	3,300	3,098
Professional services	1,792	1,831	3,485	3,441
Total revenue	5,210	5,024	11,576	10,873

Cost of revenue:
License	190	78	237	614
Maintenance	450	338	789	668
Professional services	1,539	1,510	3,015	2,950
Amortization of purchased intangibles	149	24	173	43
Total cost of revenue	2,328	1,950	4,214	4,275

Gross profit	2,882	3,074	7,362	6,598

Operating expenses:
Marketing and sales	2,138	1,767	4,302	3,893
Research and development	1,490	1,139	2,451	2,409
General and administrative	1,415	970	2,222	1,818
Restructuring charge	202	—	202	—
Stock Based Compensation	23		23
Total operating expenses	5,268	3,876	9,200	8,120

Loss from operations	(2,386)	(802)	(1,838)	(1,522)

Other income, net	44	54	141	134

Loss before taxes and deemed dividend	(2,342)	(748)	(1,697)	(1,388)
Provision for income taxes	6	23	46	47
Net loss	$(2,348)	$(771)	$(1,743)	$(1,435)
Deemed dividend to preferred shareholders	(2,422)	—	(2,422)	—
Net loss available to common shareholders	$(4,770)	$(771)	$(4,165)	$(1,435)

Basic and diluted net loss per share available to common shareholders	$(.20)	$(.06)	$(.21)	$(.11)

Basic and diluted weighted average common shares	24,205	13,642	19,474	13,508

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months ended April 30,
	2004	2003
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend	$(1,743)	$(1,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	563	486
Write off of equipment	18	22
Stock based Compensation	23
Increase (reduction) in Provision for doubtful accounts receivable	155	(188)
Changes in current assets and liabilities, net of current assets and liabilities acquired in the Poet acquisition:
Accounts receivable	445	867
Other current assets and inventory	996	882
Other assets	—	(79)
Accounts payable	102	(916)
Accrued liabilities	(145)	(1,040)
Deferred revenue	(564)	(98)
Deferred rent	(25)	(10)
Net cash used in operating activities	(175)	(1,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mokume acquisition costs	—	(213)
Cash acquired in Poet acquisition, net of transaction costs	5,931	—
Purchases of property and equipment	(74)	(113)
Net cash provided by (used in) investing activities	5,857	(326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	292	43
Principal payments under capital lease obligations	(3)	(4)
Net borrowings (payments) under short-term note and bank loan	(500)	1,000
Net cash provided by (used in) financing activities	(211)	1,039

Effect of foreign exchange rate changes	(75)	62
Net increase (decrease) in cash and cash equivalents	5,396	(734)
Cash and cash equivalents at beginning of period	3,311	4,427
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,707	$3,693
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1	$24
Income taxes	$46	$44
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to Mokume shareholders	—	$630
Issuance of common stock to Poet shareholders	$25,927	—

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

Liquidity

The Company has not achieved business volume sufficient to restore profitability and positive cash flow on a consistent basis. The Company’s operating activities used cash of $175,000 and the Company reported a net loss of $1.7 million, for the six months ended April 30, 2004.  Management anticipates funding future operations and repaying the Company’s debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, we may require additional debt or equity funding and may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

Operations

We completed our merger with Poet Holdings Inc. in March of 2004.  Poet’s headquarters are in Hamburg Germany, and as a result of this merger, we have consolidated our European operations.  We had a total of 183 employees immediately subsequent to our merger with Poet.  Versant and Poet’s combined results from march 18, 2004 through April 30,2004 are reflected in this report for the three and six month periods ended April 30, 2004.

2. Restatement of Financial Statements

Versant has reviewed the accounting associated with its merger with  Poet Holdings, Inc.,, as well as the accounting for its initial issuance of its  Series A preferred stock and the subsequent conversion of its outstanding Series A preferred stock into common stock in the quarter ended April 30, 2004. . The outcome of that review has resulted in the following adjustments to Versant’s previously filed condensed consolidated statements of operations for the three and six month periods ended April 30, 2004 and to its condensed consolidated balance sheet as of April 30, 2004, contained in Versant’s report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2004.

•                  A $552,000 reduction in the amount of goodwill on our April 30, 2004 balance sheet.  This reduction of goodwill is made up of two components.  The first component is a reduction in goodwill in the amount of $253,000 attributable to certain transaction costs that were mistakenly capitalized in connection with the Poet merger. The offsetting entries to this $253,000 reduction of goodwill are reflected as an increase of $192,000 to our marketing and sales expense and a $61,000 increase in our general and administrative expense for the three and six months ended April 30, 2004. The second component of the goodwill reduction is attributable to a transfer of the, $299,546 intrinsic value of the unvested stock options we assumed in the Poet merger from goodwill to deferred stock compensation.  In our form 8-K dated August 25, 2004 we had stated this amount would be approximately $701,000, however, upon further investigation we determined that the reclassification amount should be the lower number of $299,546, as the original calculation included the value of options to certain employees whose option vesting was accelerated upon the conclusion of the Poet merger. This deferred stock compensation will be amortized to compensation expense in accordance with the vesting terms of the related assumed options. For the three months ended April 30, 2004, $23,000 of this deferred stock compensation has been amortized and recorded as non-cash stock compensation expense.

•                  An increase of approximately $192,000 to our marketing and sales expense and an approximately $61,000 increase in our general and administrative expense for the three and six month periods ended in April 30, 2004, resulting from the goodwill reductions described above.

•                  An increase in both common stock and accumulated deficit of $2,859,650 which is attributable to the initial issuance of  our Series A preferred stock in 1999. The initial issuance of our Series A preferred Stock gave rise to a beneficial conversion discount in the amount of $2,859,650 for the three and nine months ended September 30, 1999, because the preferred stock was immediately convertible at its issuance date at a conversion price below the then market price of our common stock. This should have resulted in an increase in the amount of both common stock and accumulated deficit on our balance sheet of $2,859,650 in July 1999.  This increase was not recorded in 1999 and is being adjusted in this Form 10Q-A. This adjustment does not impact the reported shareholders’ equity in total.

•                  An increase of $551,000 in the amount of the deemed dividend to preferred shareholders and net loss available to common shareholders for the three and six month periods ended April 30, 2004. The induced conversion of Series A preferred stock into common stock in connection with the Poet merger, resulted in a deemed dividend to preferred shareholders and related increased net loss and net loss per share available to common shareholders for each of the three and six months ended April 30, 2004. The Company originally recorded a deemed dividend of $1,871,000 for the three and six months ended April 30, 2004; however, the amount of the deemed dividend to preferred shareholders and net loss available to common shareholders was understated by $551,000 for the three and six months ended April 30, 2004.

The above adjustments together increase the reported net loss per hare available to common shareholders by three and four cents per share, respectively for the three and six months ended April 30, 2004

The following tables summarize the impact of the adjustments described above.

Condensed Consolidated Statements of Operations

(Amounts approximate and in thousands, expcept Per Share Maounts

	Three Months Ended 4/30/04			Six Months Ended 4/30/04
	Previously Reported $	Adjustment $	Revised Amount $	Previously Reported $	Adjustment $	Revised Amount $
Operating Expense	4,992	276	5,268	8,924	276	9,200
Net Loss	(2,072)	(276)	(2,348)	(1,467)	(276)	(1,743)

Deemed Dividend To Preferred Shareholders	(1,871)	(551)	(2,422)	(1,871)	(551)	(2,422)
Net Loss Applicable to Common Shareholders	(3,943)	(827)	(4,770)	(3,338)	(827)	(4,165)

Basica and Diluted Net Loss per Share Applicable to Common Stockholders	0.16		0.20	0.17		0.21

Condensed Consolidated Balance Sheets

(Amounts approximate and in thousands)

	As of April 30, 2004
	Previously Reported $	Adjustment $	Revised Amount $

Goodwill	15,883	(552)	15,331

Total Assets	39,275	(552)	38,723

Common Stock	90,501	3,411	93,912
Deferred Compensation	—	(276)	(276)
Acuumulated Deficit	(60,047)	(3,687)	(63,734)
Accumulated Other Comprehensive Loss	(53)		(53)

Total Shareholders’Equity	30,401	(552)	29,849

3. Business Combinations

Poet Holdings, Inc.

On March 17, 2004, our shareholders approved the merger with Poet Holdings Inc (Poet).  As a result, Poet became a wholly owned subsidiary of Versant Corporation. Prior to the merger Poet was a publicly held developer of object database management and e-commerce software, whose stock was traded on the Frankfurt Stock Exchange.  The merger consideration consisted of 15,525,342 shares of Versant common stock and the assumption of stock options and certain liabilities and obligations of Poet.

The total purchase price was $29,735,251, and consists of the following:

a)              A total of 11,089,542 shares of Poet commons stock exchanged for 15,525,342 shares of Versant stock, valued at $25,927,321, using a fair value per Versant share of $1.67 per share;

b)             A total of 1,274,834 options to purchase shares of Poet common stock exchanged for 1,784,780 equivalent options to purchase shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested options in the amount of $299,546);

c)              Direct transaction costs of $1,704,651.

The fair value of Versant’s common stock issued in the Poet merger was determined using the closing price on the date the acquisition agreement was entered into (September 26, 2003). The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following weighted average assumptions: expected life of 5 years, risk-free interest rate of 2.91%, expected volatility of 130% and no expected dividend yield.  This acquisition was accounted for as a purchase and the total purchase price is summarized as follows:

Value of Versant Stock issued	$25,927,321
Value of options issued	2,402,825
Less: intrinsic value of unvested options	(299,546)
Direct transaction costs	1,704,651
Total purchase price	$29,735,251

Under the purchase method of accounting, the total purchase price is allocated to Poet’s net tangible and intangible assets based upon their fair value as of the date of completion of the merger.

Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon the preliminary independent valuation, the purchase price allocation, is as follows:

Tangible assets acquired	$10,072,330
Amortizable intangible assets	7,400,000
Goodwill	14,382,082
Total assets acquired	31,854,412
Liabilities assumed	(2,119,161)
Net assets acquired	$29,735,251

An amount of  $7,400,000 has been allocated to amortizable intangible assets with estimated useful lives of 7 years.  Poet’s database business represents $4.3 million of this amount with developed technology and customer relationships attributable to Poet’s catalog solutions business representing the $3.1 million balance. During the three and six month periods ended April 30, 2004, we recorded $125,038 in cost of revenue related to the amortization of acquired intangibles. Amortization charged to income for the subsequent seven years is estimated, based on the April 30, 2004 intangible asset value, to be $528,572 for the remainder or fiscal year 2004, $1,057,143 for fiscal years 2005 through 2010 and $403,532 for fiscal year 2011.

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

In connection with the merger, Versant and Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”) entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) pursuant to which the Preferred Shareholders agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into 3,941,229 shares of Versant common stock effective upon consummation of the Poet merger. In exchange for this agreement, effective upon such conversion, warrants to purchase a total of 1,331,349 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year. The conversion of Series A Preferred Stock and the modification of the outstanding warrants held by Preferred Shareholders resulted in an inducement to the Preferred Shareholders of $2,422,000, which represents the excess of the fair value of the consideration transferred to the holders of the preferred stock over the fair value of the preferred stock under its original terms and the excess of the fair value of the modified warrants over the fair value of such warrants under their original terms.

The pro forma condensed consolidated statements of operations are presented below as if the merger with Poet had occurred on November 1, 2003 and November 1, 2002:

	Three Months ended April 30,		Six Months ended April 30,
	2004	2003	2004	2003
Revenue	5,801	7,578	14,523	14,230
Net Income (loss)	(4,236)	(2,432)	(4,598)	(2,904)
Earnings (loss) per share	(.18)	(.08)	(.24)	(.10)

4. Stock-Based Compensation

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

Had compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No.123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

		Three months ended April 30,		Six months ended April 30
		2004	2003	2004	2003
Net loss applicable to common shareholders	As reported	$(4,770)	$(771)	$(4,165)	$(1,435)
Stock based compensation amortization expense		23		23
Compensation expense under SFAS 123 related to:
Stock option plans		(239)	(335)	(448)	(734)
Employee stock purchase plans		(38)	(25)	(72)	(56)
Pro Forma net loss available to common shareholders		$(5,024)	$(1,131)	$(4,662)	$(2,225)

Basic and diluted net loss per share applicable to common shareholders	As reported	$(0.20)	$(0.06)	$(0.21)	$(0.11)
	Pro forma	$(0.21)	$(0.08)	$(0.24)	$(0.16)

The weighted average fair value per share of stock options granted was $2.31 and $0.83 as of April 30, 2004 and April 30, 2003, respectively.

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of shares outstanding.  Diluted net loss per share is computed by dividing net loss available to common shareholders by the sum of the weighted-average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method, and the dilutive affect of convertible preferred stock is computed using the if-converted method.

Potentially dilutive securities are excluded from the diluted net loss per share available to common shareholders computation if their effect is anti-dilutive.

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Net Loss Available to Common Shareholders (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED APRIL 30, 2003
Basic and diluted net (loss) per share	$(771)	13,642	$(0.06)

FOR THE THREE MONTHS ENDED APRIL 30, 2004
Basic and diluted net (loss) per share	$(4,770)	24,205	$(.20)

FOR THE SIX MONTHS ENDED APRIL 30, 2003
Basic and diluted net (loss) per share	$(1,435)	13,508	$(.11)

FOR THE SIX MONTHS ENDED APRIL 30, 2004
Basic and diluted net (loss) per share	$(4,165)	19,474	$(.21)

The following potential shares of common stock have been excluded from the computation of diluted net  (loss) per share for the three months and six months ended April 30, 2004 and April 30, 2003,because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Shares issuable under stock options	5,074	3,835	5,074	3,835
Shares issuable pursuant to warrants to purchase common stock	1,333	1,333	1,333	1,333
Shares issuable upon conversion of preferred stock	—	2,627	—	2,627
	6,407	7,795	6,407	7,795

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

6. Segment and Geographic Information

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

The Data Management line of business includes the following product offerings: Versant Developer Suite (VDS), a sixth generation object database management system, FastObjects, an embedded application object data base, Versant enJin, a transaction accelerator for application servers, and VRTF, our data integration product for our real-time business offering.  The Catalog Solutions line of business is comprised of the eSupplier Solutions and X-Solutions products. The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies.  The Company does not monitor assets by reporting segments.  Consequently, it is not practicable to show assets by reporting segment.

The table below presents a summary of business segments (in thousands):

	Data Management		Catalog		Total
Three months ended April 30,	2004	2003	2004	2003	2004	2003
	Restated		Restated		Restated
Revenue	5,027	5,024	183	—	5,210	5,024
Gross Profit	2,902	3,074	(20)	—	2,882	3,074
Operating income (loss)	(1,478)	(802)	(908)	—	(2,386)	(802)

	Data Management		Catalog		Total
Six months ended April 30,	2004	2003	2004	2003	2004	2003
	Restated		Restated		Restated
Revenue	11,393	10,873	183	—	11,576	10,873
Gross Profit	7,382	6,598	(20)	—	7,362	6,598
Operating income (loss)	(930)	(1,522)	(908)	—	(1,838)	(1,522)

The table below presents a summary of gross profit (in thousands):

	Three Months Ended April 30, 2004	Three Months Ended April 30, 2003	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003
Gross profit:
License	1,519	1,584	4,554	3,720
Maintenance and technical support	1,259	1,193	2,511	2,430
Professional services	253	321	470	491
Amortization of purchased intangibles	(149)	(24)	(173)	(43)
Total gross profit	2,882	3,074	7,362	6,598

The table below presents the Company’s revenue by geographic region (in thousands):

	Three Months Ended April 30, 2004	Three Months Ended April 30, 2003	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003
Total revenue attributable to:
United States/Canada	$3,260	$3,936	$7,578	$8,501
Germany	1,262	426	2,264	843
France	—	25	106	55
United Kingdom	640	494	1,064	1,092
Australia	21	11	49	12
Japan	10	132	204	358
Other	17	—	311	12
Total	$5,210	$5,024	$11,576	$10,873

7. Restructuring

In the second quarter of 2004, we implemented a restructuring plan aimed at optimizing performance in our catalog business, which was acquired as a result of the merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   These actions affected 12 employees for which we incurred one-time costs related to employee severance payments, related benefit and outplacement expenses in the amount of $201,577.  This balance remains as of April 30, 2004.  We expect to incur approximately $250,000 of additional expense in fiscal 2004 relating to severance and other employee related expenses for 2 additional employee actions. All remaining obligations are expected to be paid by January of 2005.

8. Subsequent Events

Impairment of Goodwill and Intangible Assets

Mokume Software, Inc.

On August 25, 2004, we  filed a Form 8-K reporting on our assessment that the carrying value of intangible assets acquired through our acquisition of Mokume Inc., in November 2002 had been fully impaired.  Consequently we recorded approximately $1.0 million related to the write-off of remaining Mokume intangible assets and goodwill.In the three months ended July 31, 2004, we recorded a non-cash charge of approximately $1.0 million comprised of approximately $317,000 in unamortized intangible assets and approximately $707,000 of goodwill which represents the net book value of all recorded Mokume intangible assets as of July 31, 2004.

Our Versant Real Time Framework product (“VRTF”), launched in fiscal 2003, was based on technology we acquired through our November 2002 acquisition of Mokume Inc.  While Versant believes that the need exists in the marketplace for a product such as VRTF, the following factors were pertinent in our assessment that the goodwill and intangible assets associated with this product have been impaired:

• Versant’s primary operational focus since merging with Poet in March 2004 has been on integrating the two companies and leveraging their respective object database and data access product suites, with the goal of increasing Versant’s accessible market. We have determined that this objective requires priority and a greater dedication of resources within our organization such that we cannot distract or dilute our efforts in this regard by continuing with the more early stage real time initiative addressed by VRTF nor the investment in sales and engineering resources necessary to support this initiative.

• The VRTF business has failed to achieve the revenue assumptions we made in our discounted cash flow model to determine the carrying value of the Mokume goodwill and intangible assets. Our decision to reallocate sales and engineering resources in support of our object database and data access product lines make it unlikely that future revenue projections will be achieved.

• Certain founders of Mokume who joined Versant concurrent with our acquisition of Mokume are no longer employed by Versant.

Disposition or Sale of Assets

On September 13, 2004, we filed a Form 8-K reporting that Poet, a wholly owned division of Versant, has executed a definitive agreement with ems ePublishing AG (“EMS”), a privately held company based in Karlsruhe, Germany, for the sale of the catalog solutions business, effected through a sale of all Poet GmbH’s share capital to EMS. EMS will assume all assets (tangible and intangible) and all liabilities of Poet GmbH.

The major terms of the agreement are as follows:

•             EMS will make a closing cash payment to Poet in the amount of 1.0 million euros (or approximately $1.2 million USD) representing part of the purchase price for the business.

•             EMS will make a post-closing payment to Poet based on the book value of Poet GmbH’s equity as of August 31, 2004. This payment is estimated to be 250,000 euros (or approximately $302,500 USD), subject to third party verification, and is due and payable on October 30 2004.

•             EMS will pay Poet royalties on future Poet GmbH’s catalog solutions business revenues over the ten-month period following the signing of definitive documents. Such payment will be based on the a payment of 30% of all Poet GmbH’s catalog solutions business revenues which

•                  exceed 800.000 euros (or approximately $968,000 USD) in the period September 1, 2004 to December 31, 2004

•                  exceed 600.000 euros in the periods January 1, 2005 to March 31, 2005 and April 1, 2005 to June 30, 2005 respectively.

•             All 25 catalog solutions business employees will transfer their employment to EMS.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance.  Words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are also intended to identify forward-looking statements.  However, these words are not the exclusive means of identifying forward-looking statements.  The forward-looking statements included in this Form 10-Q/A involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this

Form 10-Q/A, including under the sections captioned “Revenues” and “Risk Factors” in this Item 2 and are also described in our annual report on Form 10-K for our fiscal year ended October 31, 2003 and in our Form S-4 registration statement prepared in connection with the Poet merger, each of which are on file with the Securities and Exchange Commission, particularly in those sections of these documents titled  “Risk Factors.”

Overview

We are a California corporation and were incorporated in August 1988.  On March 18, 2004 we finalized our merger with Poet Holdings, Inc or Poet , which made Poet our wholly owned subsidiary, Poet brought two distinct lines of business to Versant, namely Poet’s Data Management business, comprised of the FastObjects database product line, and its Catalog Solutions business, which is comprised of the X-Solutions and eSupplier Solutions products. We intend to integrate Poet’s database product line into our existing data management  product line to provide a broader suite of data management products to our customers.  We expect that the Catalog Solutions line of business will continue to operate as a separate business within the post-merger company.

Our Data management business is comprised of the following products:

•                  Versant Developer Suite or VDS, a sixth generation object database management system that is used in high-performance large-scale real-time applications

•                  FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems,

•                  Versant enJin, is a database management product suite that accelerates transactions for application servers

•                  Versant Real-time Framework, or VRTF, is a comprehensive framework for delivering real-time solutions

•                  Versant JDO, a data access tool that enables enterprise applications to efficiently access data from a versant object database

Versant provides sophisticated data management, data access and data integration software solutions designed to address the complex data management needs of enterprises. Versant’s products are typically deployed to manage real-time transactional data and to manage meta-data for business systems.  Our combined data management product line offers customers the ability to manage real-time, XML and other types of hierarchical and navigational data. Our combined suite of products caters to a wide range of customers who need solutions for a range of applications from small devices, like remote controls, up to full-scale enterprise solutions, which manage 100’s of gigabytes of streaming data. Using our database solutions, customers cut hardware costs, speed and simplify internal development, significantly reduce administration costs and deliver products with a significant competitive edge.

Our Catalog Solutions business, which is comprised of the X-Solutions and eSupplier Solutions products, provides a comprehensive electronic catalog system that enables companies to seamlessly conduct B2B e-Commerce.  These products provide a turnkey solution to create electronic catalogs from existing internal information systems and databases and manage the processes to automate customization and distribution of these catalogs.

We license our database and peripheral products, and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.  Following our acquisition of Mokume Software in November of 2002, we commenced our real-time solutions business and in January 2003 announced our VRTF real-time solutions product.  We introduced Versant JDO in the fourth quarter of 2003 and began to offer  FastObjects in March of 2004, following our merger with Poet Holdings, Inc.  In addition to these products, we also offer other internally developed peripheral software products, internet solutions and resell related software developed by third parties. We also provide maintenance and support services related to our products as well as consulting and training services.  These services are an important aspect of our business, and in the fiscal year ended October 31, 2003, a majority of our revenues were derived from these services. To date, substantially all of our revenue has been derived from the following data management products services and other items:

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

For the three and six month periods ended April 30, 2004 presented in this report on Form 10-Q/A, our financial results include the impact of certain preferred shareholder inducements to convert our outstanding shares of Series A preferred stock into common stock in connection with our merger with Poet.  These inducements included increasing the number of shares of our common stock issuable upon the conversion of each share of our Series A preferred stock from two to three common shares, reducing the exercise price of warrants to purchase a total of 1,313,743 shares of Versant common stock held by the Preferred Shareholders from $2.13 to $1.66 per share and to extending the term of such warrants by one year.  These inducements, which are reflected in our statements of operations as a deemed dividend, reduced the net income available to common shareholders for purposes of computing net loss per share by approximately $2,422,000 for the three and six month periods ended April 30, 2004.  As a result, net loss per share applicable to common shareholders was $4.8 million and $ 4.2 million for the three and six months ended April 30, 2004 resulting in net loss available to common shareholders of $0.20 and $0.21 in these periods, respectively.  Although net loss did not change, Earnings per share amounts presented in the Company’s press release and Form 8-K dated June 9, 2004, failed to include the impact of preferred shareholder inducements, which increased the net income applicable to common shareholders for purposes of computing net loss per share. Net loss per share applicable to common shareholders of $0.20 and $0.21 for the three and six months ended April 30, 2004, respectively, is properly reflected in this report on Form 10Q/A.  However, the impact of these preferred shareholder inducements did not change the net loss as reported in the Company’s press release and Form 8-K mentioned above.

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

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use an estimate of discounted future cash flows to determine if impairment has occurred.  An impairment in the carrying value of an asset is assessed when the discounted expected future operating cash flows to be derived from the asset are less than its carrying value.  If we determine that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

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

Results of Operations

Our merger with Poet Holdings became effective March 18, 2004 and Versant’s Q2 results for the three and six month periods ended April 30, 2004 include Poet’s results from March 19, 2004 through April 30, 2004.

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue:
License	33%	34%	41%	40%
Maintenance and technical support	33%	30%	29%	28%
Professional services	34%	36%	30%	32%
Total revenue	100%	100%	100%	100%
Cost of revenue:
License	4%	2%	2%	6%
Maintenance and technical support	9%	7%	7%	6%
Professional services	29%	30%	26%	27%
Amortization of purchased intangibles	3%	—%	1%
Total cost of revenue	45%	39%	36%	39%

Gross profit	55%	61%	64%	61%
Operating expenses:
Marketing and sales	41%	35%	37%	36%
Research and development	29%	23%	21%	22%
General and administrative	27%	19%	19%	17%
Restructuring	4%	—	2%	—
Stock Based Compensation	0%	—	—%	—
Total operating expenses	101%	77%	79%	75%
Loss from operations	(46)%	(16)%	(15)%	(14)%
Other income (expense), net	1%	1%	1%	1%
Loss before income taxes and deemed dividend	(45)%	(15)%	(14)%	(13)%
Provision for income taxes	—	—	1%	—
Net loss before deemed dividend	(45)%	(15)%	(15)%	(13)%

Revenue

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% Change
	2004	2003		2004	2003
Revenue:
License	$1,709	$1,662	3%	$4,791	$4,334	11%
Maintenance and technical support	1,709	1,531	12%	3,300	3,098	7%
Professional services	1,792	1,831	(2)%	3,485	3,441	1%
Total revenue	$5,210	$5,024	4%	$11,576	$10,873	6%

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

International revenue as a percentage of our total revenue increased to 37% of total revenues in the second quarter of  2004  from 22% in the second quarter of 2003, primarily due to the additional revenues reported following our March 18, 2004 acquisition of Poet, whose revenues are generated in Europe.

License revenue

License revenue increased 3% in the second quarter of 2004 to $1.7 million from $1.6 million in the second quarter of 2003.  The incremental license revenues brought by Poet in the second quarter, together with stronger performance in our existing European operation compared with the same period last year, exceed the shortfall in our domestic license revenues which was attributable to lower than expected royalty streams from one of our Value Added Resellers (VAR). License revenues increased 11% in the six months ended April 30, 2004 to $4.8 from $4.3 million in the comparable period of 2003, primarily due to the acquisition of Poet, together with stronger performance from our existing European operation compared to last year, offsetting the negative impact of the second quarter shortfall in domestic license revenues. As a percentage of total revenue, license revenue remained relatively constant at 33% in the second quarter of  2004 and 34% in the second quarter of 2003 while license revenues were 41% of total revenues for the six months ended April 30, 2004 compared with 40% for the same period last year.

Maintenance revenue

Maintenance revenue increased 12% to $1.7 million in the second quarter of 2004 from $1.5 million in the second quarter of 2003 due mainly to the revenues brought by Poet.  For the six months ended April 30, 2004 maintenance revenue increased 7% to $3.3 million from $3.1 million in the comparable period of 2003, primarily due to higher maintenance revenues in the U.S. compared with last year and secondarily the result of the additional Poet revenues booked following our acquisition of Poet.  As a percentage of total sales, maintenance revenue increased to 33% of total revenue in the three months ended April 20, 2004 from 30% in the second quarter of 2003, and increased to 29% of total revenue for the six months ended April 30, 2004 from 28% in the comparable period of 2003.

Professional services revenue

Professional services revenue at $1.8 million decreased 2% in the second quarter of 2004 from the same period in 2003 with the incremental consulting revenue brought by Poet negated by a reduction in WebSphere consulting revenues compared with last year.  For the six months ended April 30, 2004 professional services revenue increased 1% to $3.5 million from $3.4 million in the same period of 2003 with the incremental consulting revenue brought by Poet offset to an extent by a reduction in WebSphere consulting revenues compared with the same period last year. Of total professional services for the second quarter of 2004, WebSphere consulting represented 58%, Versant consulting was 29% and training and other, accounted for 13%.  Of total professional services for the second quarter of 2003, WebSphere consulting represented 61%, Versant consulting was 28% and training accounted for 11%. As a percentage of total sales, professional services revenue decreased to 34% from 36% in the second quarter of 2003 And decreased to 30% for the six months ended April 30, 2004 compared with 32% for the same period last year.

Cost of Revenue and Gross Profit Margins

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% Change
	2004	2003		2004	2003
Cost of Revenue:
Cost of license	$190	$78	144%	$237	$614	(61)%
Cost of maintenance	450	338	33%	789	668	18%
Cost of professional services	1,539	1,510	2%	3,015	2,950	2%
Amortization of purchased intangibles	149	24	521%	173	43	302%
Total cost of revenue	$2,328	$1,950	19%	$4,214	$4,275	(1)%

Total cost of revenue increased 19% to $2.3 million in the second quarter of 2004 from $2.0 million in the same quarter of 2003.  Of the $378,000 absolute increase, $125,000 was due to the amortization of intangible assets attributable to the Poet merger, $71,000 was related to increased sales volume and $182,000 was due primarily to the disproportionate amount of Poet’s services costs relative to the incremental revenues recognized from Poet this quarter (especially in the Catalog Solutions line of business) and secondarily due to costs for resold WebSphere software included in this quarter but not in the same period last year. For the six months ended

April 30, 2004 total cost of revenue decreased 1% to $4.2 million from $4.3 million in the comparable period of 2003.Of the $60,000 absolute decrease, there were increases of $130,000 primarily due to the amortization of intangible assets attributable to the Poet merger, $274,000 related to increased sales volume but offset by $464,000 due to significantly lower costs for resold WebSphere software included in the six month period ended April 30, 2004 compared with the same period last year and offset to an extent by the disproportionate amount of Poet’s services costs relative to the incremental revenues recognized from Poet this quarter (especially in the Catalog Solutions line of business).  Total cost of revenue as a percentage of total revenue increased to 45% in the three months ended April 30, 2004 from 38% in the second quarter of 2003and decreased to 36% for the six months ended April 30, 2004 from 39% in the same period last year.

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

Cost of professional services revenue as a percentage of total revenue decreased to 29% in the second quarter of 2004 from 30% of total revenue for the second quarter of 2003 and decreased to 26% from 27% of total cost of revenues for both the six months ended April 30, 2004 and 2003.

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
Amortization of purchased intangibles	$149	$24	521%	$173	$43	302%

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

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
Marketing and Sales Expenses	$2,138	$1,767	21%	$4,302	$3,893	11%

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, marketing and sales literature, product management, sales offices, occupancy and depreciation expense.  Marketing and sales expense increased 21% to $2.1 million in the second quarter of 2004 from  $1.8 million in the second quarter of 2003 and increased 11% to $4.3 million in the six months ended April 30, 2004, from  $3.9 million in the comparable period of 2003.  For the quarter ended April 30, 2004 the absolute increase of $371,000 over the same period last year is comprised of $449,000 incremental expense due to the Poet merger (including approximately $192,000 of severance expense related to the Poet merger).  As a percentage of total revenue, marketing and sales expenses increased to 41% for the second quarter of 2004 from 35% in the second quarter of 2003 with the incremental expense from Poet negating the favorable impact of higher revenues. Marketing and sales expense for the six month periods ended April 30, 2004 and 2003 was 37% and 36%, respectively with the favorable impact of increased revenue neutralizing most of the incremental costs from Poet.

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
Research and Development Expenses	$1,490	$1,139	31%	$2,451	$2,409	2%

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

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
General and Administrative Expenses	$1,415	$970	46%	$2,222	$1,818	22%

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources and general management functions.  In addition, general and administrative expenses include changes to the reserve for doubtful accounts, outside legal, public relations, audit and external reporting costs. General and administrative expenses increased 46% to $1.4 million in the second quarter of 2004 from $970,000 in the second quarter of 2003 and increased 22% in the six months ended April 30, 2004 to $2.2 million from $1.8 million in the comparable period of 2003. For the quarter and six months ended April 30, 2004, the absolute increases over the same periods last year are comprised of on-going incremental expense due to the Poet merger of $217,000 and integration and deal costs attributable to the merger, including approximately $61,000 in severance expense.

As a percentage of total revenue, general and administrative expenses increased to 27% in the second quarter of 2004 from 19% in the second quarter of 2003, as a result of higher costs in the second quarter of 2004 and increased to 19% in the six months ended April 30, 2004 from 17% in the comparable period.

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
Restructuring Expense	$202	$—	100%	$202	$—	100%

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

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
Stock based Compensation Expense	$23	$—	100%	$23	$—	100%

Stock based compensation expense represents the amortization of the deferred compensation realized by the unvested options we assumed in the Poet merger. The $23,000of stock based compensation expense reported for the three and six months ended April 30, 2004 represents one month’s amortization of this deferred compensation.

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
Other Income, Net	$44	$54	(19)%	$141	$134	5%

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

	Three Months Ended April 30,		% change	Six Months Ended April 30,		% change
	2004	2003		2004	2003
Provision for Income Taxes	$6	$23	(126)%	$46	$47	(2)%

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

Our acquisition of Poet Holdings, Inc, in March of 2004 resulted in our recording goodwill of $14,382,082. See note 2 to our condensed consolidated financial statements.

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

Deemed Dividend to the Preferred Shareholders

In connection with our merger with Poet, the Preferred Shareholders agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into shares of Versant common stock effective immediately after consummation of the Poet merger. As a condition of this conversion, the conversion rate of the Series A Preferred Stock was increased from two to three shares of Versant common stock for each share of Versant Series A Preferred Stock (resulting in the 1,313,743 Series A preferred shares converting into a total of 3,941,229 shares of common stock).  In addition, in exchange for this agreement to convert, effective upon such conversion, warrants to purchase a total of 1,331,349 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share and to extend the term of such warrants by one year. The conversion of Series A Preferred stock and the modification of the outstanding warrants held by Preferred Shareholders resulted in an inducement to the Preferred Shareholders of $2,422,000, which represents the excess of the fair value of the consideration transferred to the holders of the preferred stock over the fair value of the preferred stock under its original terms and the excess of the fair value of the modified warrants over the fair value of such warrants under their original terms.  As a result, net loss per share available to common shareholders was $4.7 million and $4.2 million for the three and six months ended April 30, 2004, respectively.  Earnings per share amounts presented in the Company’s press release of June 9, 2004 announcing the results of our fiscal quarter ended April 30, 2004, inadvertently failed to include the impact of these preferred shareholder inducements, which reduced the net loss available to common shareholders for purposes of computing net loss per share. The impact of these preferred shareholder inducements is reflected in this report on Form 10-Q/A.

Liquidity and Capital Resources

On March 19, 2004 our merger with Poet Holdings, Inc. was effective.  As a result of this merger, we incurred approximately $1.7 million in merger related expense, consisting primarily of legal, accounting and investment banking fees.  We also acquired approximately $7.6 million in cash and cash equivalents.

We renewed our credit line with Pacific Business Funding on September 13, 2004 for $3.0 million. The amount available under this line fluctuates monthly based on the eligibility of our receivables and is not indicative of future availability under this line. The loan agreement contains no financial covenants regarding our monthly or quarterly profitability or net asset position, and prohibits cash dividends and mergers and acquisitions without the bank’s prior approval.

In the six months ended April 30, 2004, net cash of $175,000 was used in operating activities.  The net use of cash resulted primarily from our net loss before deemed dividend of approximately $2.4 million and a decrease in deferred revenue of approximately $564,000 and was offset primarily by a reduction in other current assets of $996,000, and a decrease in accounts receivable of $445,000. In the six months ended April 30, 2003, net cash of $1.5 million was used by operating activities, primarily attributable to our net loss of $1.4 million and a reduction of accrued liabilities of $1.0 million and decreases in accounts payable of $916,000 offset by reductions in accounts receivable and other current assets and inventory.

In the six months ended April 30, 2004, net cash provided by investing activities of $5.8 million was the result of net cash acquired of $5.9 million in our acquisition of Poet, offset by purchases of equipment of $74,000. In the three months ended April 30, 2003, net cash used in investing activities of $326,000 and was the result of the acquisition costs of  $213,000 for Mokume Software and the purchase of equipment of approximately $113,000.

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

Subsequent Events

Impairment of Goodwill and Intangible Assets

Mokume Software, Inc.

On August 25, 2004, we filed a Form 8-K reporting on our assessment that the carrying value of intangible assets acquired through our acquisition of Mokume Inc., in November 2002 had been fully impaired.  Consequently we recorded approximately $1.0 million related to the write-off of remaining Mokume intangible assets and goodwill.In the three months ended July 31, 2004, we recorded a non-cash charge of approximately $1.0 million comprised of approximately $317,000 in unamortized intangible assets and approximately $707,000 of goodwill which represents the net book value of all recorded Mokume intangible assets as of July 31, 2004.

Our Versant Real Time Framework product (“VRTF”), launched in fiscal 2003, was based on technology we acquired through our November 2002 acquisition of Mokume Inc.  While Versant believes that the need exists in the marketplace for a product such as VRTF, the following factors were pertinent in our assessment that the goodwill and intangible assets associated with this product have been impaired:

• Versant’s primary operational focus since merging with Poet in March 2004 has been on integrating the two companies and leveraging their respective object database and data access product suites, with the goal of increasing Versant’s accessible market. We have determined that this objective requires priority and a greater dedication of resources within our organization such that we cannot distract or dilute our efforts in this regard by continuing with the more early stage real time initiative addressed by VRTF nor the investment in sales and engineering resources necessary to support this initiative.

• The VRTF business has failed to achieve the revenue assumptions we made in our discounted cash flow model to determine the carrying value of the Mokume goodwill and intangible assets. Our decision to reallocate sales and engineering resources in support of our object database and data access product lines make it unlikely that future revenue projections will be achieved.

• Certain founders of Mokume who joined Versant concurrent with our acquisition of Mokume are no longer employed by Versant.

Disposition or Sale of Assets

On September 13, 2004, we filed a Form 8-K reporting that Poet, a wholly owned division of Versant, has executed a definitive agreement with ems ePublishing AG (“EMS”), a privately held company based in Karlsruhe, Germany, for the sale of the catalog solutions business, effected through a sale of all Poet GmbH’s share capital to EMS. EMS will assume all assets (tangible and intangible) and all liabilities of Poet GmbH.

The major terms of the agreement are as follows:

•                  EMS will make a closing cash payment to Poet in the amount of 1.0 million euros (or approximately $1.2 million USD) representing part of the purchase price for the business.

•                  EMS will make a post-closing payment to Poet based on the book value of Poet GmbH’s equity as of August 31, 2004. This payment is estimated to be 250,000 euros (or approximately $302,500 USD), subject to third party verification, and is due and payable on October 30 2004.

•                  EMS will pay Poet royalties on future Poet GmbH’s catalog solutions business revenues over the ten-month period following the signing of definitive documents. Such payment will be based on the a payment of 30% of all Poet GmbH’s catalog solutions business revenues which

•                  exceed 800.000 euros (or approximately $968,000 USD) in the period September 1, 2004 to December 31, 2004

•                  exceed 600.000 euros in the periods January 1, 2005 to March 31, 2005 and April 1, 2005 to June 30, 2005 respectively.

•                  All 25 catalog solutions business employees will transfer their employment to EMS.

Risk Factors

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We are dependent on a limited number of products.  Nearly all of our license revenue to date has been derived from two products, VDS and to a lesser extent, Versant enJin.  Consequently, if our ability to generate revenue from either of these products, particularly VDS, were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS and enJin, including without limitation slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.  Although we have taken steps to diversify our product line through our acquisition of Poet and our real-time business initiative, we expect that sales of VDS will continue to be critical to our revenues for the foreseeable future.  Accordingly, any significant reduction in revenue levels from our VDS, Versant enJin products can be expected to have a strong negative impact on our business and results of operation.

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

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At April 30, 2004, we had $8.7 million in cash and cash equivalents and working capital of approximately $5.2 million and have experienced declines in our cash and working capital in fiscal 2003. To date, we have not achieved profitability or positive cash flow on a sustained basis.  Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our acquisition of Poet and its operations may increase our operating expenses, and if revenues from Poet’s product line don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  If we require additional external funding, there can be no assurance that we will be able to obtain it under our bank line of credit because borrowings under our credit line are limited to eligible accounts receivable.  In addition, when our bank line expires in September 2005, there can be no assurance that it will be renewed.  Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Our catalog business has generated significant losses and our operating results may be adversely affected by this business unless we can successfully reduce the expenses of this business.  In connection with our acquisition of Poet, we acquired Poet’s catalog business.  The business involves the development and marketing of several software applications that enable companies to use their existing internal information systems and databases to create, manage and customize comprehensive electronic catalog systems that enable them to more effectively engage in B2B e-commerce.  To date, Poet’s catalog business has operated at a loss and continued operation of this business at its historic levels is likely to generate additional losses.  In the foreseeable future, catalog business losses are expected to adversely affect our operating results unless we can successfully manage a reduction in the operating costs of the catalog business or take other actions to minimize its impact on our operating results.  Although we expect to take active efforts to achieve this objective in this fiscal year, there can be no assurance that we will be successful in doing so and failure to alter the net operating results of the catalog business could have an adverse impact on our financial results

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services that we offer.  The general economic slowdown in the world economy may have caused potential or existing customers to defer purchases of our products and services and otherwise alter their purchasing patterns, particularly for critical IT infrastructure spending.  Capital spending in the information technology sector generally has decreased over the past two years and many of our customers and potential customers have experienced declines in their revenues and operations.  The terrorist acts of September 11, 2001 also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us. Further, prior to our merger with Poet, Poet’s ability to forecast the timing and amount of Poet’s sales had been substantially reduced by the economic slowdown, and Poet had experienced lengthened sales cycles, lower average selling prices and reduced bookings and revenues.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

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

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  For the three months ended April 30, 2004, international revenue made up approximately 37% of our total revenue, while for the year ended October 31, 2003, approximately 25% of our total revenue was derived from customers outside the United States and Canada.  Following our acquisition of Poet, we expect that international revenue will represent a larger percentage of our total revenue than it historically has.  This requires that we operate internationally and maintain a significant presence in international markets.  As a result of our acquisition of Poet we now have approximately 83 employees based in Europe.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last fiscal year we have transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

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

Until March 18, 2005, certain actions of the Versant board must be approved by at least 80% of Versant’s directors then in office.  Upon consummation of the merger with Poet, Versant’s articles of incorporation were amended to provide that, for a period of 12 months immediately after the effective time of the merger, certain actions, including any proposed acquisition of Versant, any sale of any product line, any material change in operation of Versant’s business or any change in the authorized number of Versant’s directors, will require the approval of at least 80% of the members of Versant’s board of directors then in office. Since Versant’s board is now comprised of three directors who were members of Versant’s board immediately prior to the merger and two directors who were members of Poet’s board immediately prior to the merger, approval of these transactions will effectively require the unanimous vote of all directors. The board members may have different views on which transactions are beneficial to Versant and its shareholders. Failure to obtain this required approval may cause Versant to lose opportunities that could be favorable to it and its shareholders.

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

In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on The Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that we either (i) have stockholders’ equity of $2,500,000, or (ii) have $500,000 in net income or (iii) that the market value of our publicly held shares be $35 million or more.  For several reasons, including the fact that the bid price of our common stock has in the past been, and as of the date of the filing of this report on Form 10-Q/A was below $1.00 per share for a significant time period, there remains a significant risk that our common stock could cease to qualify for listing on the Nasdaq SmallCap Market. If our common stock is delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

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

VERSANT CORPORATION

Dated:	September 13, 2004	/s/ Lee McGrath
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