Form 10-Q
period 2004-07-31
VERSANT CORP
filed 2004-09-14
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

As of September 07, 2004, there were outstanding 34,687,423 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended July 31, 2004

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2004	October 31, 2003
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,188	$3,311
Accounts receivable, net of allowances of $455 and $258, respectively	4,570	4,023
Other current assets	890	623
Total current assets	10,648	7,957

Property and equipment, net	1,153	1,232
Other assets	82	543
Intangibles, net of accumulated amortization	6,466	389
Goodwill	16,895	948
Total assets	$35,244	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$500
Accounts payable	845	739
Accrued liabilities	3,745	2,148
Current portion of deferred revenue	3,519	3,905
Current portion of deferred rent	68	63
Total current liabilities	8,177	7,355

Long-term liabilities, net of current portion:
Long-term portion of deferred revenue	45	83
Long-term portion of deferred rent	262	309
Total long-term liabilities	307	392

Total liabilities	8,484	7,747
Shareholders’ equity:
Convertible preferred stock, no par value	—	4,912
Common stock, no par value	94,081	57,956
Deferred stock compensation	(201)	—
Accumulated deficit	(67,543)	(59,568)
Accumulated other comprehensive income	423	22
Total shareholders’ equity	26,760	3,322
Total liabilities and shareholders’ equity	$35,244	$11,069

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Revenue:
License	$2,292	$1,903	$7,083	$6,237
Maintenance	1,957	1,501	5,257	4,599
Professional services	1,843	2,025	5,328	5,466
Total revenue	6,092	5,429	17,668	16,302

Cost of revenue:
License	167	17	404	819
Maintenance	595	343	1,384	1,055
Professional services	1,822	1,670	4,837	4,576
Amortization of purchased intangibles	301	24	474	67
Total cost of revenue	2,885	2,054	7,099	6,517

Gross profit	3,207	3,375	10,569	9,785

Operating expenses:
Marketing and sales	2,499	1,861	6,801	5,754
Research and development	2,004	971	4,455	3,380
General and administrative	1,317	685	3,540	2,315
Restructuring charge	212	—	414	—
Impairment of intangibles	1,024	—	1,024	—
Stock based compensation	76	—	99	—
Total operating expenses	7,132	3,517	16,333	11,449

Loss from operations	(3,925)	(142)	(5,764)	(1,664)

Other income, net	102	4	243	138

Loss before taxes and deemed dividend	(3,823)	(138)	(5,521)	(1,526)
Provision for income taxes	22	15	68	62
Net loss	$(3,845)	$(153)	$(5,589)	$(1,588)
Deemed dividend to preferred shareholders	—	—	(2,422)	—
Cumulative effect of accounting change	35	—	35	—
Net loss applicable to common shareholders	$(3,810)	$(153)	$(7,976)	$(1,588)

Basic and diluted net loss per share applicable to common shareholders	$(0.11)	$(0.01)	$(0.27)	$(0.12)

Basic and diluted weighted average common shares	34,577	13,672	29,400	13,563

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss after cumulative effect of accounting change but before deemed dividend	$(5,554)	$(1,588)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	1,086	745
cumulative effect of change in accounting	(35)	—
Write off of equipment	18	22
Increase (reduction) in Provision for doubtful accounts receivable	197	(194)
Write off of intangibles	317	—
Write off of Goodwill	707	—
Stock Based Compensation Expense	99	—
Changes in current assets and liabilities, net of current assets and liabilities acquired in the Poet FastObjects, Inc. acquisitions
Accounts receivable	465	1,365
Other current assets and inventory	665	767
Other assets	—	(13)
Accounts payable	(318)	(582)
Accrued liabilities	(48)	(1,094)
Deferred revenue	(1,423)	(705)
Deferred rent	5	(19)
Net cash used in operating activities	(3,819)	(1,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mokume acquisition costs	—	(267)
Cash acquired in Poet acquisition, net of transaction costs	5,931	—
Purchase of property and equipment	(180)	—
Purchase of FOI	(301)	—
Purchase of JDO	(200)	(192)
Net cash provided by (used in) investing activities	5,250	(459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	468	73
Principal payments under capital lease obligations		(4)
Net borrowings (payments) under short-term note and bank loan	(500)	500
Net cash provided by (used in) financing activities	(32)	569

Effect of foreign exchange rate changes	478	(15)
Net increase (decrease) in cash and cash equivalents	1,877	(1,201)
Cash and cash equivalents at beginning of period	3,311	4,427
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,188	$3,226
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$76	$1
Income taxes	$60	$62
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to Mokume shareholders		$630
Issuance of common stock to Poet shareholders	$25,927

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

Liquidity

The Company has not achieved business volume sufficient to restore profitability and positive cash flow on a consistent basis, the Company’s operating activities used cash of approximately $3.8 million and the Company reported a net loss of approximately $8.0 million, for the nine months ended July 31, 2004.  Management anticipates funding future operations and repaying the Company’s debt obligations from current cash resources and future cash flows from operations, if any.  If financial results fall short of projections, we may require additional debt or equity funding and may need to implement further cost controls.  No assurances can be given that these efforts, if required, will be successful.

Operations

We completed our merger with Poet Holdings Inc. in March of 2004, our acquisition of the JDO Genie Technology in June 2004 and the acquisition of FastObjects, Inc in July 2004.  Poet’s headquarters are in Hamburg Germany, and as a result of this merger, we have consolidated our European operations.  We had a total of 176 employees, as of the period ended July 31, 2004.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.  At July 31, 2004, one customer had an outstanding balance that represented 12% of total accounts receivable.   At July 31, 2003, one customer had an outstanding balance that represented 23% of total accounts receivable.   The Company performs periodic credit evaluations of its customers’ financial condition. The Company generally does not require collateral security on its accounts receivable.  The Company provides reserves for estimated credit losses in accordance with management’s ongoing evaluation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Business Combinations

Poet Holdings, Inc.

On March 17, 2004, shareholders approved the merger with Poet Holdings Inc (Poet).  As a result, Poet became a wholly owned subsidiary of Versant Corporation.  The merger with Poet was done to create a broader object database product suite and thereby increase the size and variety of Versant’s customer base, as well as capitalize on Poet’s strong European presence and to bring Poet’s cash assets into the merged company.  The results of operations of Poet Holdings are included in Versant’s income statement from March 18, 2004 onwards.

The total purchase price was $29,967,916, and consists of the following:

a)     A total of 11,089,542 shares of Poet commons stock exchanged for 15,525,342 shares of Versant stock, valued at $25,927,321, using a fair value per share of $1.67 per share, to support this per share price was based on Versant’s average stock price five days before and five days after the acquisition, we eliminated the high and the low prices in that date range which yielded a nine day average of $1.67;

b)    A total of 1,274,834 options to purchase shares of Poet common stock exchanged for 1,784,780 equivalent options to purchase shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested shares in the amount of $299,546);

c)     Direct transaction costs of $1,937,316.

The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following weighted average assumptions: expected life of 5 years, risk-free interest rate of 2.91%, expected volatility of 130% and no expected dividend yield.  This acquisition was accounted for as a purchase and the price is summarized as follows:

Value of Versant Stock issued	$25,927,321
Value of options issued	2,402,825
Less: intrinsic value of unvested options	(299,546)
Direct transaction costs	1,704,651
Additional Direct transaction costs	232,665
Total purchase price	$29,967,916

Under the purchase method of accounting, the total purchase price is allocated to Poet’s net tangible and defined intangible assets based upon their fair value as of the date of completion of the merger, with the excess of the purchase price resulting in the establishment of goodwill, which is amortizable over 15 years, for taxation purposes. Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon the preliminary valuation, the purchase price allocation, is as follows :

Tangible assets acquired	$10,072,330
Amortizable intangible assets	5,963,000
Goodwill	15,819,082
Additional Goodwill	232,665
Total assets acquired	32,087,077
Liabilities assumed	(2,119,161)
Net assets acquired	$29,967,916

Upon the consummation of the Poet transaction, we allocated $7,400,000 to amortizable intangible assets with estimated useful lives of 7 years, which represented our best estimates of expected customer attrition and the expected economic life of the acquired technology.  Poet’s database business represented $4,300,000 of this amount, with developed technology and customer relationships attributable to Poet’s catalog solutions business representing the $3,100,000 balance. Subsequent to consummation of the Poet merger we have continued with Poet’s efforts to structure the investment in the catalog solutions business to better correspond with our assessment of its near term business outlook. In tandem with these efforts, we have also been investigating the possibility of identifying a strategic partner or acquirer for this non-core element of Versant’s business and have been in contact with third parties for which the catalog solutions business is more strategically aligned and these third party discussions have given us a better indication of the potential value of our catalog solutions business, were it to be sold in an arm’s length transaction.  Consequently, in the three months ended July 31, 2004, we reduced the carrying value of identifiable intangible assets attributable to the catalog solutions business by approximately $1,437,000. The offset to this reduction was to reflect an increase to goodwill resulting from the preliminary allocation of the purchase price associated with the Poet transaction. See Note 8 "Subseqeuent Events" for further discussion of the catalog solution business.

During the nine-month periods ended July 31, 2004, we also recorded $389,324 in cost of revenue related to the amortization of acquired intangibles. Amortization charged to income for the subsequent seven years is estimated, based on the July 31, 2004 intangible asset value, to be $209,800 for the remainder or fiscal year 2004,  $839,198 for fiscal years 2005 through 2010, and $328,688 for fiscal year 2011.

We performed a valuation of the purchased assets to determine the fair value of each identifiable tangible and intangible asset and to assist in allocating the purchase price among the acquired assets. Standard valuation procedures and techniques were utilized in determining the fair value.  Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated by the respective in process research and development (IPRD), developed technology and trade names/trademarks were then discounted to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

In conjunction with the purchase $299,546 of deferred compensation cost was recorded representing the intrinsic value of unvested options . This amount will be amortized to compensation expense in accordance with the vesting terms of the related options. For the nine months ended July 31, 2004, $98,683 was recognized as compensation expense, of which $75,614 was recognized during the three months ended July 31, 2004.

The merger with Poet also required certain changes in Versant’s existing corporate structure, which have been implemented.  First, it called for Versant to reduce the size of its Board of Directors from eight to five directors, with Versant’s board of directors to be composed of two directors from Poet, Jochen Witte and Herbert May, and three directors from Versant, who are Nick Ordon, Versant’s Chief Executive Officer, Uday Bellary and William Henry Delevati, who were  incumbent Versant directors prior to the Poet merger.  In addition, Versant’s articles of incorporation were amended to: (i) increase the authorized number of Versant’s common shares from 45,000,000 to 75,000,000 shares; (ii) increase the number of shares of Versant common stock issuable upon the conversion of each share of Versant’s Series A preferred stock from two to three common shares; (iii) cause each outstanding share of Versant’s Series A preferred stock to be automatically converted into shares of Versant common stock immediately after effectiveness of the merger at the increased conversion rate described in (ii) above; (iv) provide that the merger will not trigger the liquidation preference rights of Versant’s Series A preferred stock; (v) require that at least 80% of Versant’s directors then in office approve certain corporate transactions or any change in the authorized number of Versant’s directors; and (vi) provide that the amendment described in clause (v) cannot be changed for 12 months after consummation of the merger without the approval of at least 80% of Versant’s directors then in office.

In connection with the merger, Versant and Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”) entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) pursuant to which the Preferred Shareholders agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into 3,941,229 shares of Versant common stock effective upon consummation of the Poet merger. In exchange for this agreement, the number of shares of common stock issuable upon conversion of a share of Series A preferred stock was increased from two to three shares and, effective upon such conversion, warrants to purchase a total of 1,331,349 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year. The conversion of Series A Preferred stock and the modification of the outstanding warrants held by Preferred Shareholders resulted in an inducement to the Preferred Shareholders of $2,422,000, which represents the excess of the fair value of the consideration transferred to the holders of the preferred stock over the fair value of the preferred stock under the original terms and the excess of the fair value of the modified warrants over the fair value of such warrants under their original terms.

FastObjects, Inc.

On June 25, 2004 we signed an agreement to acquire FastObjects, Inc., a US and Canadian distributor for our FastObjects database management products.  Completion of the acquisition was subject to the approval of certain closing conditions, which were met as of the acquisition date of July 6, 2004. Prior to the acquisition our Poet subsidiary owned preferred shares representing approximately 19% of FastObjects stock.  The acquisition of FastObjects is part of the post-merger process of integrating Versant and Poet’s businesses.  In 2002, prior to its merger with Versant in March 2004, Poet, had spun off its North American field operation for its FastObjects product to FastObjects, Inc.  This acquisition allows Versant to bring  FastObjects, Inc. product back into our regional distribution network in North America. The results of operations of FastObjects, Inc. were included in Versant’s income statement from July 6, 2004 onwards.

The total amount to be allocated to tangible and intangible assets and liabilities acquired was  $636,249 and consists of the following:

a)     Pre-existing investment of 19% ownership in FastObjects, Inc. of $300,000;

b)    Increase in investment of $35,020,  based on conversion from cost to equity method of accounting;

c)     Net cash of $277,730, which includes a payment of $540,974 to the shareholders of Fast Objects, Inc, less cash of $263,244 received from Fast Objects;

c)     Direct transaction costs of $23,499.

This acquisition was accounted for as a purchase and the basis for allocation is summarized as follows:

Existing Investment	$300,000
*Increase in investment	35,020
Net Cash to Fast Objects	277,730
Direct transaction costs	23,499
Total purchase price	$636,249

*Cumulative effect of accounting change

The acquisition of FastObjects Inc. increased our ownership stake in this company to 100% compared with the approximate 19% ownership position we held prior to the transaction. As a result of this increased ownership position our investment in this subsidiary was converted from the cost method of accounting to the equity method of accounting, resulting in a $35,020 adjustment.

Under the purchase method of accounting, the total purchase price was allocated to FastObject’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the merger, with the excess of the purchase price resulting in the establishment of goodwill, which is amortizable over 15 years, for taxation purposes. Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon the preliminary valuation, the purchase price allocation, is as follows:

Tangible assets acquired	$144,253
Amortizable intangible assets	380,000
Goodwill	602,473
Total assets acquired	1,126,726
Liabilities assumed	(490,477)
Net assets acquired	$636,249

An amount of  $380,000 has been allocated to amortizable intangible assets, which represents our valuation of the customer relationships we acquired in the acquisition.  We estimate useful life of these customer relationships to be 6 years given the turnover rate associated with traditional distributorships. During the three and nine month periods ended July 31, 2004, we recorded $4,258 in cost of revenue related to the amortization of acquired intangibles. Amortization charged to income for the subsequent six years is estimated, based on the July 31, 2004 intangible asset value, to be $15,833 for the remainder or fiscal year 2004, $63,333 for fiscal years 2005 through 2009 and $43,244 for fiscal year 2010.

We performed a valuation of the purchased assets to determine the fair value of each identifiable tangible and intangible asset and to assist in allocating the purchase price among the acquired assets. Standard valuation procedures and techniques were utilized in determining the fair value.  Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated by the customer relationships were then discounted to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

The Pro forma condensed consolidated statements of operations are presented below as if the merger with Poet and our acquisition of FastObjects, Inc. had occurred on November 1, 2003 and November 1, 2002 (in thousands except per share data).

	Three Months ended July 31,		Nine Months ended July 31,
	2004	2003	2004	2003
Revenue	$6,293	$7,587	$21,953	$22,703
Net Income (loss)	$(3,995)	$(884)	$(7,910)	$(3,639)
Earnings (loss) per share	$(0.12)	$(0.06)	$(0.27)	$(0.27)

JDO Genie.

On June 27, 2004, Versant signed an asset purchase agreement to acquire the JDO Genie product line and its customers from JDO Genie PTY LTD (JDO Genie), a privately held South African company.   The transaction was consummated on June 30, 2004.  The acquisition of the JDO Genie product allows Versant to provide a solution that can serve as the foundation for multiple data access products connecting applications to both object and relational databases. This arrangement also includes a one-year consulting contract with the JDO Genie development team, which includes objective-based bonus payments totaling $250,000.  These amounts are expensed as incurred and not included as part of the purchase price.

Our operations from June 30, 2004 reflect revenues and costs associated with our operation of the business of developing and marketing JDO Genie. The results of operations of JDO Genie were included in Versant’s income statement from June 30, 2004 onwards.

The total purchase price was $525,000, and consists of the following:

a)     Cash payment of $200,000 made in July of 2004; and

b)    Deferred portion of purchase price of $325,000*

This acquisition was accounted for as a purchase and the price is summarized as follows:

Cash Payment	$200,000
*Deferred Payment	325,000
Total purchase price	$525,000

*Under the terms of  the agreement entered into on June 27, 2004 with JDO Genie PTY LTD, pursuant to which we purchased the JDO Genie product, the deferred portion of the purchase price payable to JDO Genie PTY LTD will be either:

a.  23,150 restricted shares of Versant common stock, if JDO Genie PTY LTD receives formal written approval to receive such shares from the South African Reserve Bank on or before September 27, 2004 (90 days after the closing of Versant’s purchase the JDO Genie product).  This number of shares represents the equivalent of $400,000 of such stock, based on the price of $1.73 per share, which price was contractually determined by using the average price of Versant common stock for the five days prior to executing the purchase agreement for the JDO Genie product.  These shares would be issued as restricted securities subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended; or

b.  If the South African Reserve Bank does not provide such formal approval of JDO Genie PTY LTD’s receipt of the shares of Versant common stock described above, within 90 days of the inception of the agreement, then in lieu of the shares, Versant will pay JDO Genie PTY LTD $325,000 on June 30, 2005.

Consequently, the purchase price is subject to change pending resolution of the form of payment.

Under the purchase method of accounting, the total purchase price is allocated to JDO Genie’s net intangible assets based upon their fair value as of the date of completion of the asset purchase. Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon our valuation, the purchase price allocation, is as follows

Amortizable intangible assets	$525,000
Net assets acquired	$525,000

An amount of  $525,000 has been allocated to amortizable intangible assets, which represents our valuation of the JDO Genie technology. We have estimated that the JDO Genie technology has a useful live of 5 years, which represents our best estimate of the expected economic life of the acquired technology. During both the three and nine month periods ended July 31, 2004, we recorded $8,750 in cost of revenue related to the amortization of acquired intangibles. Amortization charged to income for the subsequent five years is estimated, based on the July 31, 2004 intangible asset value, to be $26,250 for the remainder or fiscal year 2004, $105,000 for fiscal years 2005 through 2008 and approximately $71,000 for fiscal year 2009.

We performed a valuation of the purchased assets to determine the fair value of each identifiable tangible and intangible asset and in assist in allocating the purchase price among the acquired assets. Standard valuation procedures and techniques were utilized in determining the fair value.  Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated), developed technology was then discounted to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

3. Impairment of Goodwill and intangible assets

Mokume Software, Inc.

In the three months ended July 31, 2004, we recorded a non-cash charge of approximately $1,024,000, comprised of $317,000 in unamortized intangible assets and $707,000 of goodwill which represents the net book value of all recorded Mokume intangible assets as of July 31, 2004.

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

4. Stock-Based Compensation

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed on an accelerated basis over the vesting period of the related stock option, which is generally up to four years.  Other than options issued pursuant to the Poet transaction, the Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during the nine months ended July 31, 2004 and 2003.

Had compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No.123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

		Three months ended July 31,		Nine months ended July 31,
		2004	2003	2004	2003
Net loss available to common shareholders	As reported	$(3,810)	$(153)	$(7,976)	$(1,588)
Stock based compensation		76	—	99	—
Pro forma Compensation expense under SFAS 123 related to:
Stock option plans		(83)	(307)	(531)	(1,040)
Employee stock purchase plans		(42)	(27)	(114)	(83)

Pro Forma net loss available to common shareholders		$(3,859)	$(487)	$(8,522)	$(2,711)

Basic and diluted net loss per share available to common shareholders	As reported	$(0.11)	$(0.01)	$(0.27)	$(0.12)
	Pro forma	$(0.11)	$(0.04)	$(0.29)	$(0.20)

The weighted average fair value per share of stock options granted was $1.21 and $0.64 as of July 31, 2004 and July 31, 2003, respectively.

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

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of shares outstanding.  Diluted net loss per share is computed by dividing net loss applicable to common shareholders by the sum of the weighted-average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if-converted method.  Potentially dilutive securities are excluded from the diluted net loss per share available to common shareholders computation if their effect is anti-dilutive.

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Net Loss Available to Common Shareholders (Numerator)	Shares (Denominator)	Per Share Amount

FOR THE THREE MONTHS ENDED JULY 31, 2004
Basic and diluted net (loss) per share	$(3,810)	34,577	$(0.11)

FOR THE THREE MONTHS ENDED JULY 31, 2003
Basic and diluted net (loss) per share	$(153)	13,672	$(0.01)

FOR THE SIX MONTHS ENDED JULY 31, 2004
Basic and diluted net (loss) per share	$(7,976)	29,400	$(0.27)

FOR THE SIX MONTHS ENDED JULY 31, 2003
Basic and diluted net (loss) per share	$(1,588)	13,563	$(0.12)

The following potential shares of common stock have been excluded from the computation of diluted net  (loss) per share for the three months and nine months ended July 31, 2004 and July 31, 2003, because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Shares issuable under stock options	4,888	3,823	4,888	3,823
Shares issuable pursuant to warrants to purchase common stock	1,333	1,333	1,333	1,333
Shares issuable upon conversion of preferred stock	—	2,627	—	2,627
	6,221	7,783	6,221	7,783

6. Segment and Geographic Information

The Company is organized geographically, by line of business and by product category.  As a result of our merger with Poet, the Company now has two reporting segments: Data Management and Catalog Solutions, (a business of Poet that we acquired in mid-March 2004 in connection with the Poet merger), which the chief operating decision-maker (the Company’s CEO) evaluates on a regular basis.  Within these two  segments, the Company also evaluates performance by vertical industries, by type of revenue (license, maintenance and technical support, professional services) as well as by product categories.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis upon which it assesses financial performance and allocates resources.

The Data Management line of business includes the following product offerings: Versant Developer Suite (VDS), a sixth generation object database management system, FastObjects, an embedded application object data base, Versant enJin, a transaction accelerator for application servers (that are typically used to deploy internet business systems) and JDO Genie a data access tool that enables enterprise applications to efficiently access data from a Versant object database.

The Catalog Solutions line of business is comprised of the eSupplier Solutions and X-Solutions products. Please see footnote number 8, Subsequent Events.  The accounting policies of the line of business reporting segments are the same as those described in the summary of significant accounting policies.  Prior to the three months ended July 31, 2004 the Company did not monitor assets by reporting segment.

The table below presents a summary of business segments (in thousands):

	Data Management		Catalog		Total
Three months ended July 31,	2004	2003	2004	2003	2004	2003
Revenue	$5,252	$5,429	$840	$—	$6,092	$5,429
Gross Profit	$2,819	$3,375	$388	$—	$3,207	$3,375
Operating income (loss)	$(2,946)	$(142)	$(979)	$—	$(3,925)	$(142)

	Data Management		Catalog		Total
Nine months ended July 31,	2004	2003	2004	2003	2004	2003
Revenue	$16,645	$16,302	$1,023	$—	$17,668	$16,302
Gross Profit	$10,201	$9,785	$368	$—	$10,569	$9,785
Operating income (loss)	$(3,876)	$(1,664)	$(1,888)	$—	$(5,764)	$(1,664)

The table below presents a summary of gross profit (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Gross profit:
License	$2,125	$1,886	$6,679	$5,418
Maintenance and technical support	$1,362	$1,158	$3,873	$3,544
Professional services	$21	$355	$491	$890
Amortization of purchased intangibles	$(301)	$(24)	$(474)	$(67)
Total gross profit	$3,207	$3,375	$10,569	$9,785

The table below presents the Company’s revenue by geographic region (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Total revenue attributable to:
United States/Canada	$2,852	$3,864	$10,385	$12,365
Germany	2,238	728	4,548	1,571
France		26	105	81
United Kingdom	938	644	2,002	1,736
Australia	16	26	65	38
Japan	45	116	249	474
Other	3	25	314	37
Total	$6,092	$5,429	$17,668	$16,302

Total assets for the Company were approximately $35 million as of July 31, 2004 of which approximately $32.5 million are attributable to our Data Management business and approximately $2.5 million are attributable to our Catalog Solutions business.

7. Restructuring

In the second quarter of 2004, we implemented a restructuring plan aimed at optimizing performance in our catalog business, which was acquired as a result of the merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   These actions affected 12 employees for which we incurred one-time costs related to employee severance payments, related benefit and outplacement expenses in the amount of approximately $414,000 have be recorded in the nine months ended July 31, 2004. We do not expect to incur additional expense relating to the catalog business in fiscal 2004.  We expect all payments to be made before January 2005.

Restructuring Schedule

(In Thousands)	Employee Severance	Total
Opening balance at October 31, 2003	—	—
Additions charged to Statement of Operations	202	202
Cash Paid	—	—
Accrual balance as of April 30, 2004	202	202

Additions charged to Statement of Operations	212	212
Additions charged to Goodwill	192	192
Cash Paid	(172)	(172)
Accrual balance as of July 31, 2004	434	434

8.     Subsequent Events

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements within the meaning of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial performance Words such as “believe,” “anticipate,” “expect” and “intend” and similar expressions are also intended to identify forward-looking statements.  However, these words are not the exclusive means of identifying forward-looking statements.  The forward-looking statements included in this Form 10-Q involve numerous risks and uncertainties that may cause actual results to differ materially from these forward-looking statements.  These risks and uncertainties are described throughout this Form 10-Q, including under “Revenues” and “Risk Factors” within this Item 2, in our annual report on Form 10-K for our fiscal year ended October 31, 2003 and Form S-4 registration statement prepared in connection with the Poet merger, each of which are on file with the Securities and Exchange Commission, especially the sections of these documents titled  “Risk Factors.”

Certain Industry Terms

Listed below, for reference are certain technical  terms that are well known and often used in our  industry, however, we have defined them here to assist readers in better understanding the information provided in this report:

•      Relational Database - Data management software that stores data as tables and columns and can be accessed using industry standard language called SQL.

•      Application Server - Deployment software that is used to build and deploy internet applications including commercial websites and company internal websites.

•      Cache -  Performance enhancing software that works with servers to improve their response times and throughput.

•      Integration Framework - Bridging software that can connect two disparate pieces of software together.

•      XML - A standard format used to exchange data (information) between multiple software systems.

•      Object-Oriented - object oriented refers to software that use smaller building blocks called objects to create larger software systems.

Overview

We are a California corporation and were incorporated in August 1988.  On March 18, 2004 we finalized a merger in which we acquired  Poet Holdings, Inc. or Poet. Poet brought two distinct lines of business to Versant, namely its Data Management business comprised of its FastObjects database product line and its Catalog Solutions business comprised of the X-Solutions and eSupplier Solutions products. We intend to continue integrating Poet’s database product line into our existing product line to provide a broader suite of data management products, while the Catalog Solutions line of business will continue to be operated as a separate and distinct business. However, see footnote number 8.

On July 06, 2004 we acquired FastObjects Inc, the exclusive distributor of Poet’s database product line in North America, and on June 30 2004 we acquired the JDO Genie technology  from JDO Genie PTY LTD, a privately held South African company.

Our Data Management business is comprised of the following products:

•      Versant Developer Suite or VDS, a sixth generation object database management system that is used in high-performance large-scale real-time applications;

•      FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems;

•      Versant enJin,  a database management product suite that accelerates transactions for application servers; and

•      Versant JDO, a data access tool that enables enterprise applications to efficiently access data from a Versant object database

Versant provides sophisticated data management, data access and data integration software solutions designed to address the complex data management needs of enterprises. Versant’s products are typically deployed to manage real-time transactional data and to manage inter-related data about the business systems.  Our combined data management product line offers customers the ability to manage real-time, XML and other types of hierarchical and navigational data. Our combined suite of products caters to a wide range of customers who need a variety of solutions ranging from solutions for small devices, like remote controls, up to full-scale enterprise solutions, which manage hundred’s of gigabytes of streaming data. Using our database solutions, customers cut hardware costs, speed and simplify development, significantly reduce administration costs and deliver products with a significant competitive edge.

Our Catalog Solutions business, which is comprised of the X-Solutions and eSupplier Solutions products, provide a comprehensive electronic catalog system that enables companies to seamlessly conduct B2B e-Commerce.  These catalog products provide a turnkey solution to create electronic catalogs from existing internal information systems and databases and manage the processes to automate customization and distribution of these catalogs.

We license our products, and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors. Services are an important aspect of our business, and in the fiscal year ended October 31, 2003, a majority of our revenues were derived from these services.  We introduced Versant JDO in the fourth quarter of 2003 and JDO Genie in July 2004 and began to offer FastObjects in March of 2004,  following our merger with Poet.  In addition to these products, we  resell related software developed by third parties. To date, substantially all of our revenue has been derived from the following data management and catalog products and services:

•      sales of licenses for VDS, FastObjects, Versant enJin, and Versant JDO;

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

•      the resale of licenses, maintenance, training and consulting for third-party products that complement VDS; and

•      reimbursements received for out-of-pocket expenses we incurred that are booked as revenue in our statement of operations.

In the third quarter of fiscal 2004, our primary focus was on concluding our acquisitions of FastObjects, Inc. and the JDO Genietechnology and on continuing the integration activities surrounding the merger with Poet. However, we also maintained focus on: (i) sales and product development activities designed to obtain revenue growth from and enhance database management products, and (ii) obtaining growth in our consulting service programs.

We expect that our principal sources of revenue for the foreseeable future will be licenses of VDS and FastObjects, as well as maintenance, support, training and consulting services and to a lesser extent license and service revenues from JDO and other third party products.

In connection with our merger with Poet in March of 2004, we expect that our data management software business will market products to additional market segments now addressed by Poet that we had not previously pursued and that our business will focus even more on international sales, primarily in Europe.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”   Revenue consists mainly of revenue earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”), and agreements for consulting and training activities.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on the vendor-specific-objective-evidence of fair values of such undelivered elements. We typically do not offer discounts on future undeveloped products.

Revenue from software license arrangements, including prepaid license fees, is recognized when all of the following criteria are met:

•      Persuasive evidence of an arrangement exists.

•      Delivery has occurred and there are no future deliverables except post-contract customer support (“PCS”).

•      The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2; and

•      Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables.  In addition, the volume of extended payment term arrangements has dramatically reduced since fiscal 2000 consistent with customers adopting a more “pay as you go” approach to software purchases and their reluctance to prepay for licenses prior to usage. We have not granted extended payment terms beyond one year.

If an acceptance period or other contingency exists, revenue is not recognized until satisfaction of the contingency, customer acceptance or expiration of the acceptance period, as applicable. Our license fees are non-cancelable and non-refundable and we do not make concessions or grant a refund for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of our software.   Therefore a customer’s delay or acceleration in his deployment schedule does not impact our revenue recognition. Revenue from related PCS is deferred and recognized on a straight-line basis over the term of the PCS, generally twelve months. Training and consulting revenue is recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

We categorize our customers into two broad groups, End Users and Value Added Resellers (“VARs”). Our End User customers are companies who use our products internally and do not redistribute the product, either individually or as an integrated product, outside of their corporate organizations. Our VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to external third party customers, either individually or as part of an integrated product. We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses our software product.

Before an End User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS, FastObjects and Versant enJin varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

VARs and distributors, purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  Resellers are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the reseller to its end-user customers and these royalties may be prepaid in full or paid upon deployment. Revenue is recognized, provided that all other conditions for revenue recognition have been met, (i) as to prepaid license arrangements, revenue is recognized when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, revenue is recognized at the time the VAR provides a royalty report to us for sales made during a given period

Revenue from our resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions and we assume the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. When we do not assume the risks and rewards of ownership, revenue from our resale of third-party products or services is recorded at contract value net of the cost of sales.

In the rare case that a customer requests engineering work for porting our product to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical work, we recognize revenue in accordance with SOP 81-1 and use either the percentage of completion or completed contract methods for recognizing revenue.  We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question.  We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified.  Progress to completion is determined using the cost-to-cost method whereby cost incurred to date as a percentage of total estimated cost determines percent complete and revenue recognized.  When using the percentage of completion method, the following conditions must exist:

•      An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement

•      The buyer can be expected to satisfy his obligations under the contract.

•      Versant can be expected to satisfy its obligations under the contract.

The completed contract method is used when reasonable or dependable estimates cannot be made. As a result, in such situations we defer all revenue until such time as the work has been completed.

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respect fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any are charged to operations at the acquisition date.

 We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. In testing the impairment of goodwill for our acquisitions we have used a discounted cash flow approach to determine if impairment has occurred.  An impairment in the carrying value of an asset is assessed when the discounted expected future operating cash flows to be derived from the asset are less than its carrying value.  If we determine that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment. We filed a Form 8-K on August 25, 2004 reporting on our assessment that the carrying value of intangible assets acquired through our acquisition of Mokume Inc., in November 2002 had been fully impaired.  Consequently we recorded approximately $1.0 million related to the write-off of remaining Mokume intangible assets and goodwill.

Prior to our merger with Poet in March 2004, our business had a single operating segment involved in the design, development, marketing and support of high performance object database management, data access and data integration software systems. Within this single operating segment we had three reporting units.  These three reporting units consisted of Versant Real-Time Framework (“VRTF”), a product based on technology we acquired in our acquisition of Mokume, and two other reporting units that are based on our internally developed object database management products (including our VDS and Versant enJin products). These last two reporting units are referred to internally as Versant Europe and United States / Asia Pacific (“US/APAC”). Our chief operating decision maker, our CEO, reviews product-related revenue and expense data within the single operating segment. We also used this product related revenue and expense data for purposes of defining the VRTF reporting unit and evaluating the intangible assets and goodwill related to the Mokume acquisition for impairment. The VRTF Reporting Unit no longer exists as a result of our assessment of impairment of all intangible assets related to the Mokume acquisition.   We used the geographic split of revenues and cost in evaluating the goodwill inherent with the acquisition of our distributor, Versant Europe.

Subsequent to our merger with Poet in March 2004, we now have two operating segments Data Management and Catalog Solutions. For purposes of evaluating the recoverability of identifiable intangibles and goodwill in our Data Management segment we have aggregated the goodwill and intangibles for the following acquisitions:

•      Versant Europe acquired in 1997

•      Poet acquired on March 18, 2004

•      FastObjects Inc, the former exclusive distributor of  Poet’s database product line in North America  acquired on July 6, 2004

•      JDO Genie product line acquired on June 30, 2004

The second segment comprised of a single Reporting Unit is our Catalog Business, which we acquired as part of the merger with Poet and we evaluate separately its intangible assets and goodwill.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, we amortized goodwill over five years using the straight-line method.  Identifiable intangibles are currently amortized over five years in relation to the JDO Genie PTY LTD acquisition, six years in relation to the FastObjects, Inc. acquisition and seven years in relation to the merger with Poet Holdings Inc. using the straight-line method in all three situations.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected discounted cash flows attributable to that asset.  Should events indicate that any of our assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

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

Results of Operations

Our acquisitions of Poet, JDO Genie and FastObjects, Inc. became effective March 18, 2004, June 30, 2004 and July 6, 2004, respectively. Our consolidated statement of operations for the three months and nine months ended July incorporates results from the effective dates of the respective acquisitions.

The following table summarizes the results of our operations as a percentage of total revenue for the periods presented: (in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenue:
License	38%	35%	40%	38%
Maintenance and technical support	32%	28%	30%	28%
Professional services	30%	37%	30%	34%
Total revenue	100%	100%	100%	100%
Cost of revenue:
License	3%	0%	2%	5%
Maintenance and technical support	10%	6%	8%	7%
Professional services	29%	32%	27%	28%
Amortization of purchased intangibles	5%	0%	3%	0%
Total cost of revenue	47%	38%	40%	40%

Gross profit	53%	62%	60%	60%
Operating expenses:
Marketing and sales	41%	34%	38%	35%
Research and development	33%	18%	25%	21%
General and administrative	22%	13%	20%	14%
Restructuring	3%	0%	2%
Impairment of Intangibles	17%	0%	6%
Stock based compensation	1%	0%	1%	0%
Total operating expenses	117%	65%	92%	70%
Loss from operations	-64%	-3%	-32%	-10%
Other income (expense), net	1%	0%	1%	1%
Loss before income taxes	-63%	-3%	-31%	-9%
Provision for income taxes	0%	0%	1%	1%
Net loss before deemed dividend	-63%	-3%	-32%	-10%

Revenue

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Revenue:
License	$2,292	$1,903	20%	$7,083	$6,237	14%
Maintenance and technical support	1,957	1,501	30%	5,257	4,599	14%
Professional services	1,843	2,025	-9%	5,328	5,466	-3%
Total revenue	$6,092	$5,429	12%	$17,668	$16,302	8%

Revenue by Industry

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Defense (Inc Gov’t)	$800	$565	42%	$2,071	$2,755	-25%
Education	22	12	84%	28	27	4%
Finance	281	428	-34%	458	1,998	-77%
Transportation	154	242	-37%	534	369	45%
Medical	170	128	33%	1,998	265	654%
Technology	3,138	2,236	40%	7,584	6,381	19%
Telecommunications	1,067	1,617	-34%	3,661	3,819	-4%
Other	460	201	129%	1,334	688	94%
Total	$6,092	$5,429	12%	$17,668	$16,302	8%

Revenue consists of license fees from our data management and catalog solutions product categories, as well as fees for maintenance, which includes technical and phone support, and fees for professional services, which includes both Versant consulting as well as our IBM WebSphere practice, training and related travel.

The net increase of approximately $663,000 over the three-month period in 2004 compared with the same period last year was comprised of an approximate $1.4 million shortfall in Versant’s core data management products (the bulk of this shortfall arose in the US / Asia Pacific region “US / APAC”), offset by an approximate $2 million revenue contribution from the product lines acquired through the merger with Poet which were primarily generated in Europe.  The net increase of approximately $1.4 million over the nine-month period in 2004 compared with the same period last year was comprised of an approximate $1.4 million shortfall in Versant’s core data management products (the bulk of which shortfall arose in the US /APAC), offset by an approximate $2.8 million revenue contribution from the product lines acquired through the merger with Poet which were primarily generated in Europe.

International revenue (including Asia/Pacific) as a percentage of our total revenue increased to 53% of total revenues in the three months ended July 31, 2004, up from 29% for the same period last year, primarily due to the additional revenues reported in connection with our March 18, 2004 acquisition of Poet, whose revenues are derived primarily in Europe.

Our US/APAC data management revenues have under-performed compared with expectations for the two consecutive quarters, ended April 30, 2004 and July 31, 2004. We attribute this outcome more to cautious purchasing behavior in the region rather than a discernable trend away from using Versant’s technology. We expect modest near-term improvements in the region fueled in part from our July acquisition of FastObjects Inc. We currently expect total worldwide revenues for our fourth quarter to be in the range of  $6.3 million to $7.4 million comprised of $5.5 million to $6.5 million of data management revenues and $800,000 to $900,000 of catalog business revenues.  However, see footnote number 8.

For the quarter ended July 31, 2004 and July 31, 2003, there was one customer that accounted for 20% and 25% of total quarterly revenues, respectively.  For the nine months ended July 31, 2004 and July 31, 2003, there was one customer that accounted for 18% and 21% of total revenues, respectively.

License revenue

The net increase of approximately $389,000 over the three-month period ended July 31, 2004 compared with the same period last year was comprised of an approximate $800,000 shortfall in Versant’s core data management license sales (the bulk of this shortfall was attributable to continued weakness in the US / APAC Value Added Reseller (“VAR”) channel), offset by an approximate $1.2 million license revenue contribution from Poet products which were primarily generated in Europe.  The net increase of approximately $846,000 over the nine-month period in 2004 compared with the same period last year was comprised of an approximate $800,000 shortfall in Versant’s core data management products (the bulk of which shortfall was attributable to continued weakness in the US / APAC Value Added Reseller (“VAR”) channel), offset by an approximate $1.7 million license revenue contribution from Poet products which were primarily generated in Europe.

Maintenance revenue

The increase of approximately $456,000 over the three-month period in 2004 compared with the same period last year was comprised of an approximate $30,000 increase in Versant’s core data management maintenance revenues and an approximate $426,000 maintenance revenue contribution from Poet’s maintenance and support contracts which were primarily executed in Europe.  The increase of approximately $658,000 over the nine-month period in 2004 compared with the same period last year was comprised of an approximate $103,000 increase in Versant’s core data management maintenance revenues and an approximate $555,000 maintenance revenue contribution from Poet’s maintenance and support contracts which were primarily executed in Europe.

Professional services revenue

The decrease of approximately $182,000 over the three-month period in 2004 compared with the same period last year was comprised of an approximate $387,000 decrease in Versant’s WebSphere consulting revenue, and an approximate decrease of $206,000 in Versant’s core data management consulting revenues and offset by an approximate $411,000 consulting revenue contribution from Poet’s consulting engagements that were primarily performed in Europe.   The decrease of approximately $138,000 over the nine-month period in 2004 compared with the same period last year was comprised of an approximate $576,000 decrease in Versant’s WebSphere consulting revenue, an approximate decrease of $91,000 in Versant’s core data management consulting revenues and offset by an approximate $529,000 consulting revenue contribution from Poet’s consulting engagements that were primarily performed in Europe.  Utilization rates for our WebSphere consulting practice were down in the three months ended July 31, 2004 as some long-term engagements concluded and our consultants transitioned onto new engagements. We expect utilization rates to improve in the three months ended October 31, 2004.

WebSphere consulting represented 44% of total professional services for the for the three months ended July 31, 2004, compared with 59% for the same period last year. WebSphere consulting represented 54% of total professional services for the for the nine months ended July 31, 2004, compared with 63% for the same period last year.

Cost of Revenue and Gross Profit Margins

(in thousands)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
	2004	2003	change	2004	2003	change
Cost of Revenue:
Cost of license	$167	$17	882%	$404	$819	-51%
Cost of maintenance	595	343	73%	1,384	1,055	31%
Cost of professional services	1,822	1,670	9%	4,837	4,576	6%
Amortization of purchased intangibles	301	24	1154%	474	67	607%
Total cost of revenue	$2,885	$2,054	40%	$7,099	$6,517	9%

Total cost of revenue increased by 40% to approximately $2.9 million for the three months ended July 31, 2004 from approximately $2.1 million for the same period last year and increased by 9% to approximately $7.1 million for the nine months ended July 31, 2004 from approximately $6.5 million for the same period last year. Total cost of revenue includes the amortization of purchased intangibles, which are analyzed separately below.

Excluding the amortization of purchased intangibles from total cost of revenue (which was significant in 2004 versus the comparable periods in 2003), results in costs of approximately $2,584,000 for the three months ended July 31, 2004, a 27% increase, or approximately $554,000 in absolute dollars, over approximately $2,030,000 for the same period last year computed on the same basis.   Excluding the amortization of purchased intangibles from total cost of revenue, results in costs of approximately $6,625,000 for the nine months ended July 31, 2004, a 3% increase, or $175,000 in absolute dollars, over approximately $6,450,000 for the same period last year computed on the same basis.

Of the approximately $554,000 increase mentioned above for the three month period ended July 31, 2004, approximately $250,000 is  due to increased overall sales volume while approximately $304,000 is attributable to increased costs or changes in product mix. Of the $175,000 increase mentioned above for the nine month period ended July 31, 2004, approximately $540,000 is due to increased overall sales volume which is offset by approximately $365,000 attributable to decreased costs or changes in product mix.

Cost of license revenue

Cost of license revenue consists primarily of third-party product and royalty obligations.  It also includes costs of user manuals, product media and packaging and, to a lesser extent, production labor and freight costs.

Comparing the three months ended July 31, 2004 with the same period last year, the absolute increase of approximately $150,000 is primarily comprised of approximately $77,000 of higher costs of resold licenses related to higher resold license sales activity compared with last year.

Comparing the nine months ended July 31, 2004 with the same period last year, the decrease in absolute terms of approximately $415,000 is mainly comprised of lower cost of resold WebSphere licenses related to lower resold license sales activity compared with last year.

Cost of maintenance revenue

Cost of maintenance revenue includes the cost of revenue derived from maintenance agreements that provide customers internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.  It also includes cost of maintenance revenue on the resale of third party products.

Comparing the three months and nine months ended July 31, 2004 with the same periods last year, the absolute increases of approximately $252,000 and $329,000 respectively are primarily due to the addition of Poet’s customer support organization in Europe.

Cost of professional services revenue

Cost of professional services revenue consists principally of personnel costs (both employee and sub-contractor) associated with providing consulting and training services.  Cost of revenues from professional services may vary depending on whether such services are provided by Versant personnel or by sub-contracted third party consultants.

Comparing the three months ended July 31, 2004 with the same period last year, the absolute increase of approximately $152,000 is comprised of approximately $427,000 attributable to the addition of Poet’s consulting organization in Europe offset by approximately $275,000 reduction in the cost of third party contractors in US/APAC associated with the lower professional services revenue in that region.

Comparing the nine months ended July 31, 2004 with the same period last year, the absolute increase of approximately $261,000 is comprised of approximately $610,000 attributable to the addition of Poet’s consulting organization in Europe offset by approximately $349,000 reduction in the cost of third party contractors in US/APAC associated with the lower professional services revenue in that region.

Amortization of Purchased Intangibles

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Mokume Inc. (Amortized over 5 yrs)	$24	$24		$72	$67
Poet Holdings (Amortized over 7 yrs)	264	—		389	—
JDO Genie Pty (Amortized over 5 yrs)	9	—		9	—
FastObjects Inc (Amortized over 6 yrs)	4	—		4	—
Amortization of purchased intangibles	$301	$24	1154%	$474	$67	607%

								Intangible
	Three Months Ended	Twelve Months Ended						Balance
	October 31,	October 31,						As of
(in thousands)	2004	2005	2006	2007	2008	2009	Thereafter	7/31/04	Note
Mokume Inc. (Amortized over 5 yrs)	—	—	—	—	—	—				(1)
Poet Holdings (Amortized over 7 yrs)	$210	$839	$839	$839	$839	$839	$1,168	$5,573		(2)
JDO Genie Pty (Amortized over 5 yrs)	$26	$105	$105	$105	$105	$71		$517
FastObjects Inc (Amortized over 6 yrs)	$16	$63	$63	$63	$63	$63	$44	$375
Estimated Amortization of purchased intangibles	$252	$1,007	$1,007	$1,007	$1,007	$973	$1,212	$6,465

Note (1): Per our Form 8-K filing on August 25, 2004, we wrote off the entire carrying value of all intangible assets and goodwill in relation to our acquisition of Mokume Inc. in our consolidated statement of operations for the three months ended July 31, 2004 due to our assessment of impairment.

Note (2): Per our Form 8-K filing on August 25, 2004, we reduced the carrying value of identifiable intangible assets attributable to the catalog solutions business by approximately $1,437,000 on our balance sheet as of July 31, 2004, to bring the carrying value of these assets down to approximately $1,500,000.

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Marketing and Sales Expense	$2,499	$1,861	34%	$6,801	$5,754	18%

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, marketing and sales literature, product management, sales offices, occupancy and depreciation expense.

Comparing the three months ended July 31, 2004 with the same period last year, the absolute increase of approximately $638,000 is comprised of approximately $786,000 primarily attributable to the addition of Poet’s marketing and sales organization in Europe offset by an approximately $148,000 reduction in the US/APAC due both to headcount reductions and reduced commission expense on lower revenue levels in that region.

Comparing the nine months ended July 31, 2004 with the same period last year, the absolute increase of  approximately $1,047,000 is comprised of approximately $1,484,000 primarily attributable to the addition of Poet’s marketing and sales organization in Europe offset by an approximately $437,000 reduction in the US/APAC due both to headcount reductions and reduced commission expense on lower revenue levels in that region.

We expect marketing and sales expense to be approximately $2.4 million for the three months ended October 31, 2004, down approximately $100,000 compared with the three months ended July 31, 2004 primarily due to lower expense levels in our catalog business but offset by increased expense attributable to our acquisition of the distributor, FastObjects Inc.

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Research and Development Expenses	$2,004	$971	106%	$4,455	$3,380	32%

Research and development expenses consist primarily of salaries, recruiting and other employee-related expenses, depreciation, and expenses associated with development tools, small equipment, supplies and travel.

Comparing the three months ended July 31, 2004 with the same period last year, the absolute increase of approximately $1,033,000 is comprised primarily of approximately $741,000 attributable to the addition of Poet’s research and development organization in Europe and approximately $177,000 due to engineering work contracted to a third party in China.

Comparing the nine months ended July 31, 2004 with the same period last year, the absolute increase of approximately $1,075,000 is comprised of approximately $1,166,000 primarily attributable to the addition of Poet’s research and development organization in Europe offset by approximately $91,000 reduction due primarily to headcount reductions in the US and India.

We expect research and development expense to be approximately $1.8 million for the three months ended October 31, 2004, down approximately $200,000 compared with the three months ended July 31, 2004 primarily due to lower expense levels in our catalog business.

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

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
General and Administrative Expenses	$1,317	$685	92%	$3,540	$2,315	53%

General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for our accounting, human resources and general management functions.  In addition, general and administrative expenses include changes to the reserve for doubtful accounts, outside legal, public relations, audit and external reporting costs.

Comparing the three months ended July 31, 2004 with the same period last year, the absolute increase of approximately $632,000 is comprised mainly of approximately $422,000 attributable to the addition of Poet’s general and administrative organization in Europe, approximately $75,000 additional bad debt allowance and approximately $100,000 of higher legal and accounting costs.

Comparing the nine months ended July 31, 2004 with the same period last year, the absolute increase of $1,225,000 is comprised mainly of approximately $665,000 attributable to the addition of Poet’s general and administrative organization in Europe, approximately $269,000 additional bad debt allowance (we recorded a reduction of $194,000 in the nine months ended 2003 due to the collection of a previously reserved UK receivable, compared with expense of $75,000 for the same period in 2004) and approximately $200,000 of one time bonus payments.

We expect general and administrative expense to be approximately $1.2 million for the three months ended October 31, 2004, down approximately $100,000 compared with the three months ended July 31, 2004 primarily due to lower bad debt expense but also due to lower expense levels in our catalog business.

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Restructuring Expense	$212	$—		$414	$—

In the three months ended April 30, 2004, we implemented a restructuring plan aimed at optimizing performance in our catalog business which was acquired as a result of the merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   As a result, we incurred costs related to employee severance payments, related benefit and outplacement expenses totaling an estimated $202,000 which were recorded as restructuring costs in operating expenses during that quarter. We continued with the implementation of this plan in the three months ended July 31, 2004 and incurred further estimated costs in similar cost categories of approximately $212,000.   Therefore, year to date we have recorded a total of approximately $414,000 in relation to this restructuring program and expect that all obligations under the plan will be paid by January of 2005.

We expect that the above restructuring plan to have the following impact on our expense structure in the catalog business and therefore on our consolidated statement of operations  (see footnote number 8):

	Three Months Ended
(in thousands)	April 30, 2004	July 31, 2004	October 31, 2004	Jan 31, 2005	Grand Total
Expected Benefits of Plan
Cost of Professional Services and Maintenance	$—	$(24)	$(11)	$(11)	$(46)
Marketing & Sales Expense	$—	$125	$330	$330	$785
Research & Development Exp	$—	$101	$306	$306	$713
General & Administrative Exp	$—	$(1)	$38	$38	$75
	$—	$201	$663	$663	$1,527

		Cost of Restructuring			$(414)
		Net Estimated Benefit of Plan			$1,113

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Impairment of Intangibles	$1,024	$—	100%	$1,024	$—	100%

In the three months ended July 31, 2004, we recorded a non-cash charge of approximately $1,024,000, comprised of $317,000 in unamortized intangible assets and $707,000 of goodwill which represents the net book value of all recorded Mokume intangible assets as of July 31, 2004.

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Stock Based Compensation Expense	$76	$—	100%	$99	$—	100%

Stock based compensation expense represents the amortization of the deferred compensation realized by the unvested options we assumed in the Poet merger. The approximately $76,000 of stock based compensation expense reported for the three months ended July 31, 2004 represents one quarters amortization of this deferred compensation.

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Other Income, Net	$102	$4	2450%	$243	$138	76%

Other income (expense), net primarily represents the foreign currency gain or loss as a result of settling transactions denominated in currencies other than our functional currency.  Secondarily, it represents the interest expense associated with our financing activities offset by income earned on our cash and cash equivalents.

Comparing the three months ended July 31, 2004 with the same period last year, the absolute increase of  approximately $98,000 is comprised primarily of approximately $82,000 foreign exchange gains and approximately $16,000 interest income.

Comparing the nine months ended July 31, 2004 with the same period last year, the absolute increase of $105,000 is comprised primarily of approximately $62,000 foreign exchange gains and approximately $43,000 interest income.

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
(in thousands)	2004	2003	change	2004	2003	change
Provisions for Income Taxes	(22)	(15)	47%	(68)	(62)	10%

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  We incurred net operating losses for 2004 for both federal and state tax purposes. We also incurred foreign withholding tax and state tax of approximately $22,000 and $15,000 in the third quarters of 2004 and 2003, respectively, which are included within the income tax provision.

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

GOODWILL BALANCES as of July 31, 2004

Acquisition	Balance
Versant Europe	219,440
Poet	16,051,747
FastObjects	602,473
Versant India	21,000
Total	16,894,660

Our acquisition of Mokume Software in November of 2002 resulted in our recording goodwill of $363,417.  Subsequent to the purchase, we reclassified additional goodwill in the amount of $53,400 and in conjunction with a September of 2003 amendment to the purchase agreement, we recorded additional goodwill of $290,000.  In the three months ended July 31, 2004, we recorded a non-cash charge of  $1,024,000 comprised of  $317,000 in unamortized intangible assets and $707,000 of goodwill.  As a result, we have no goodwill for Mokume as of July 31, 2004.

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

Deemed Dividend to the Preferred Shareholders

As a result of our merger with Poet, preferred Shareholders agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into 3,941,229 shares of Versant common stock effective upon consummation of the Poet merger. In exchange for this agreement, the number of shares of common stock issuable upon the conversion of a share of Series A Preferred Stock was increased from two to three shares and, effective upon such conversion, warrants to purchase a total of 1,331,349 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year. The conversion of Series A Preferred stock and the modification of the outstanding warrants held by Preferred Shareholders resulted in an inducement to the Preferred Shareholders. Consequently a deemed dividend in the amount of approximately $2.4 million was recorded during the three months ended April 30, 2004.

Liquidity and Capital Resources

On July 31, 2004 we had approximately $5.2 million in cash and cash equivalents.  Of this amount, approximately $1.6 million resided in US bank accounts and approximately $3.6 million was held in accounts outside the US, mainly Europe.

In relation to our cash balances held overseas, there are no European Union foreign exchange restrictions to repatriating our cash held overseas.  However, we may be subject to income tax withholding in the source countries and U.S. Federal and State Income taxes if the cash payment from our subsidiaries to the U.S. parent were to be classified as a dividend.  Other payments made by our European overseas subsidiaries in the ordinary course of business  (e.g. payment of royalties or interest from the subsidiaries to the U.S. parent) are generally not subject to income tax withholding due to tax treaties. Currently there are no plans to repatriate the cash held in our foreign subsidiaries.

For the nine months ended July 31, 2004 net cash used in operating activities was approximately $3.8 million, comprised of:

1.    Cash outflows of approximately $4.9 million

a.        Net loss, as adjusted for non-cash expense items, of approximately $3.2 million, mainly due to operating losses incurred in our catalog business that we acquired as part of the merger with Poet and to the weakness we experienced for two consecutive quarters (three months ended April 30, 2004 and three months ended July 31, 2004) in our core US/APAC data management levels revenues.

b.       Decreases in accounts payable and accrued liabilities in Versant’s core business of approximately $0.3 million, primarily due to a reduction of third party obligations associated with lower third party sub-contracted consulting costs

c.        Decreases in deferred revenue in Versant’s core business of approximately $1.4 million due to non-renewal of subscription for support services upon expiration and reduced demand for premium support services. However, Versant’s deferred revenue balance in total has actually increased by approximately $0.5 million year over year and decreased by approximately $0.4 million since the end of our last fiscal year. Therefore the deferred revenue brought to the company by the Poet and FastObjects Inc. acquisitions has offset the decline in our deferred revenues attributable to our core business.

27

2.    Cash inflows of approximately $1.1 million

a.        Decreases in accounts receivable in Versant’s core business of approximately $0.5 million. This was mainly attributable to weakness we experienced in our core US/APAC data management revenues rather than any significant change in our collections experience. However, Versant’s accounts receivable balance in total has increased year over year and since the end of our last fiscal year is due primarily to the Poet acquisition

b.       Decreases in other current assets and inventory of approximately $0.6 million which is comprised mainly of approximately $0.5 million of Poet merger deal costs which were subsequently re-classed to goodwill

Netting the approximately $1.1 million inflows against the approximately $4.9 million outflows produces the approximately $3.8 million used in operating activities.

In the nine months ended July 31, 2004, net cash provided by investing activities of approximately $5.3 million was the result of net cash of approximately $7.8 million acquired in our acquisition of Poet, less approximately 1.9 million in direct deal costs, which was offset by purchases of computer and IT equipment of approximately $180,000 and the purchases of FastObjects and the JDO Genie product, which totaled approximately $501,000.

In the nine months ended July 31, 2004, net cash used in financing activities was approximately $32,000, which was the result of our repayment of short term borrowings offset by proceeds from the sale of common stock through our employee stock purchase plan and our employee stock option plan.

Our existing asset based credit line for $5 million with Pacific Business Funding expired on September 3, 2004.  We are currently renegotiating this facility with Pacific Business Funding and expect to renew the line under similar terms in the near future. The last time we borrowed under this line was in the amount of $500,000 in October 2003 and this was repaid within a month.

At July 31, 2004, we had approximately $5.2 million in cash and cash equivalents, an increase from approximately $3.3 million in cash and cash equivalents as of October 31, 2003 and our commitments for capital expenditures were not material. We believe that our current cash, cash equivalents and line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the succeeding twelve months.

Although we expect to effectively manage our cash resources, there can be no assurance that our cash resources will be adequate, if our financial results fall short of our goals, as our operating results are very difficult to predict and we are dependent upon future events, including our ability to successfully renew our current revolving credit line each year or obtain additional debt or equity financing.  Additional debt or equity financing may be required or desirable, although it is not currently anticipated, and may not be available to us on commercially reasonable terms, or at all.  The prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock, which has recently decreased. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.  Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities and in some circumstances, might require us to obtain the approval of our shareholders, which could delay or prevent consummation of the financing transaction.  Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, if significant, will necessitate our seeking additional debt or equity financing.

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

We may not be able to manage costs effectively given the unpredictability of our revenue.  We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to Poet’s operations. If planned revenue growth, including revenue from Poet’s products or our real-time products, does not materialize, our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer, IBM (who subcontracts for us on WebSphere consulting engagements), represented 13% of total revenue in the third quarter of fiscal 2004 and 16% of total revenue in fiscal 2004. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers or our inability to replace a customer making declining purchases with a new customer of comparable significance could have a material adverse effect on our business.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At July 31, 2004, we had approximately $5.2 million in cash and cash equivalents and working capital of approximately $2.5 million and have experienced declines in our cash and working capital in fiscal 2004. To date, we have not achieved profitability or positive cash flow on a sustained basis.  Although we believe that our current cash, cash equivalents, line of credit, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our acquisition of Poet and its operations may increase our operating expenses, and if revenues from Poet’s product line don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  Our bank line expired in September 2004 and there can be no assurance that it will be renewed.

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

We depend on our international operations.  A large portion of our revenue is derived from customers located outside the United States.  For the three months ended July 31, 2004, international revenue made up approximately 53% of our total revenue, while for the year ended October 31, 2003, approximately 25% of our total revenue was derived from customers outside the United States and Canada.  Following our acquisition of Poet, we expect that international revenue will represent a larger percentage of our total revenue than it historically has.  This requires that we operate internationally and maintain a significant presence in international markets.  As a result of our acquisition of Poet we now have approximately 85 employees based in Europe.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India.  Within our last fiscal year we have transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

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

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines, by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet may adversely affect the market value of Versant’s common stock. In accordance with United States generally accepted accounting principles, Versant will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant will allocate the total estimated purchase price to Versant’s net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of the closing of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to purchased in-process technology has been expensed in our quarter ended July 31, 2004. Versant will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, Versant may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, purchased in-process technology and potential impairment charges could have a material impact on Versant’s results of operations.

In order to be successful, Versant must retain and motivate key employees and failure to do so could seriously harm the combined company. In order to be successful, Versant must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Employees of Versant or Poet may experience uncertainty about their future role with Versant until or after strategies with regard to the combined company are announced or executed. In addition, a portion of Versant’s employee stock options and the Poet employee stock options that were assumed by Versant in connection with the merger have exercise prices in excess of the value of the merger consideration. These circumstances may adversely affect Versant’s ability to attract and retain key management, sales and technical personnel. Versant also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions, related to the merger. In addition, as a result of the merger Versant currently employs a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does U.S. law. Consequently, failure of Versant to retain employees after the merger may cause Versant to incur significant severance costs, which could adversely affect its operating results and financial condition.

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

Risks Related to Our Industry

We face competition for our products.  For our VDS product, we compete with companies offering other management systems. Object database competitors include Object Design (which was acquired by Progress Software Corporation in 2002) Objectivity, Inc. and, primarily with respect to Poet’s business, content management companies such as Requisite Technology, Inc., SAQQARA Systems, Inc. and Heiler Software AG. Traditional relational database management competitors include Oracle, Computer Associates, Sybase, IBM and Microsoft and potentially vendors of ERP systems such as SAP AG.

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

In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  In order for our common stock to continue to be listed for trading on The Nasdaq SmallCap Market, we must continue to satisfy the listing requirements of the Nasdaq SmallCap Market.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share and that we either (i) have stockholders’ equity of $2,500,000, or (ii) have $500,000 in net income or (iii) that the market value of our publicly held shares be $35 million or more.  For several reasons, including the fact that the bid price of our common stock has in the past and is currently below $1.00 per share for a significant time period, there remains a significant risk that our common stock could cease to qualify for listing on the Nasdaq SmallCap Market. If our common stock is delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our stockholders to trade our shares and obtain liquidity and fair market prices for their Versant shares may be significantly impaired and the market price of Versant’s common stock may decline significantly.

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

Part II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2004, Versant entered into an Asset Purchase Agreement with JDO Genie (Pty) Ltd., a privately-held South African corporation.  Pursuant to this agreement, Versant purchased the JDO Genie software product, as well as its related technology and customer agreements.   As a portion of the purchase price of these assets, Versant agreed, subject to the condition described below, to issue to JDO Genie (Pty) Ltd. 230,150 shares of Versant’s common stock in a private transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act.  This number of shares represents less than one percent of Versant’s outstanding common shares.  The shares so issued would thus be restricted securities within the meaning of Rule 144 under the Securities Act and Versant has not undertaken to register such shares under the Securities Act. However, Versant has agreed to issue such shares to JDO Genie (Pty) Ltd. only if, pursuant to South African exchange control regulations, the receipt of such shares by JDO Genie (Pty) Ltd. is approved by the South African Reserve Bank to Versant’s reasonable satisfaction within three months of the consummation of the asset purchase transaction.  If approval of the South African Reserve Bank is not obtained within that time period, then, in lieu of issuing such shares, Versant will be obligated to pay JDO Genie (Pty) Ltd., an amount of cash equivalent to USD$325,000 on the first anniversary of the closing of the asset purchase. If the condition to issuance of such shares is satisfied, Versant intends to issue the shares in reliance upon the exemption(s) from registration provided by Section 4(2) of the Securities Act, Regulation S under the Securities Act and/or Rules 505 or 506 of Regulation D promulgated under the Securities Act, by reason of the fact that the issuance of the shares will be made to a single foreign corporate purchaser who has been provided publicly available information about Versant, was advised by legal counsel in connection with the transaction and made appropriate investment agreements and representations to Versant regarding its sophistication, knowledge, investment intent and compliance with resale restrictions applicable to restricted securities.   As JDO Genie PTY LTD’s application for approval from the South African Reserve Bank has not yet been ruled on, Versant has not yet issued these shares of its common stock, and may not become obligated to do so.

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

(b)   Reports on Form 8-K

On June 9, 2004, we furnished a report on Form 8-K to report under Item 12 its financial results for the quarter ended April 30, 2004, and to list under Item 7 a press release furnished with the filing. Versant’s statement of operations for the three and six months ended April 30, 2004 and 2003 and balance sheet at October 31, 2003 and April 30, 2004 were included with the press release that is an exhibit to the report.

On June 15, 2004, we filed a report on Form 8-K under Item 5 to disclose an $1,871,000 deemed dividend to preferred shareholders arising from the conversion of the outstanding shares of Versant’s Series A preferred stock in connection with our merger with Poet Holdings, Inc. on March 18, 2004, and to explain its effect on our financial results for the period ended April 30, 2004 set forth in the press release included in our June 9, 2004 8-K filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: September 14, 2004	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial and Accounting Officer)