Form 10-K
period 2004-10-31
VERSANT CORP
filed 2005-02-15
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-28540

VERSANT CORPORATION

(Exact name of registrant as specified in its charter)

California	94-3079392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6539 Dumbarton Circle, Fremont, California 94555
(Address of principal executive offices) (Zip code)

(510) 789-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of April 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $2.08 per share on the Nasdaq Smallcap Market on April 30, 2004, was approximately $62,138,003.20.  This amount excludes 631,764 shares of common stock held by directors, officers and certain shareholders of the Registrant as of April 30, 2004.  Exclusion of shares held by any person should not be construed to indicate that that person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.

As of February 11, 2005, there were outstanding 34,823,361 shares of the Registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant’s fiscal year ended October 31, 2004.

VERSANT CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended October 31, 2004

VDS, Versant® enJin®, Versant JDO, Versant Open Access and VRTF are trademarks of Versant in the United States and/or other countries.   All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements are based on our current expectations about our business and industry and reflect our beliefs and assumptions based upon information that is reasonably available to us at the date of this report.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might, “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions.  These forward-looking statements may include, among other things, projections of our future financial performance and trends anticipated for our business.

We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events.  The forward-looking statements are not guarantees of our future performance and are subject to significant risks and uncertainties that are difficult to predict.  Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors,” which you should read carefully.    We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.  Business.

Overview

We are a leading provider of object-oriented data management and data integration software that forms a critical component of the infrastructure of enterprise computing.   Companies use our solutions to solve complex data management and data integration problems.  To address these problems, we design, develop, market and support database management systems, data access and data integration products. We also provide related product support, training and consulting services to assist users in developing and deploying software applications based on our products. We operate our business within a single operating segment that we refer to as Data Management. We were incorporated in California in August 1988 under the name Object Sciences Corporation and completed the initial public offering of our common stock in July 1996. In March 2004, through a merger, we acquired Poet Holdings, Inc., or Poet, a European-based provider of object-oriented data management software whose stock was publicly traded prior to the merger.  Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555 and our telephone number is (510) 789-1500.  Our website can be found at www.versant.com.

Overview of our Products and Services

We provide sophisticated data management, data access and data integration software solutions designed to address the complex data management needs of enterprises and providers of products requiring data management functions.  Our products are typically deployed to manage data for business systems to enable these systems to access and integrate data necessary for their data management applications. Our Versant Developer Suite, or VDS and Versant Open Access product offerings are used primarily by larger enterprises, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements.   With the incorporation of Poet’s FastObjects solution into our product line following our March 2004 merger with Poet, we have expanded the scope of our solutions to also address data management needs of smaller business systems. Our customers’ data management needs can involve many business functions, ranging from management of the use and sharing of a company’s internal enterprise data to the processing of externally originated information such as customer enrollment, billing and payment transaction data.  Our solutions have also been used to solve complex data management issues such as fraud detection risk analysis and yield management.   Our data access products deliver enterprise class data access to a variety of data management systems, including our own.

In addition to our product offerings, to assist users in developing and deploying applications based on VDS, FastObjects, and Versant Open Access, we offer a variety of services, including consulting, training and technical support services.  We also offer a dedicated consulting practice for IBM WebSphere customers.  Under an agreement signed in late 2000 and renewed most recently in August 2004, we allocate certain of our consultants to IBM and both IBM and Versant sales representatives sell these consultants’ services.

Benefits of our Solutions

Our VDS, FastObjects and Versant Open Access products provide customers the following benefits for specialized data management:

•      High Performance.  Our object-based architecture provides direct access or navigation to stored objects.  The balanced client-server architecture of our products enhances performance by efficiently distributing processing burdens between clients and servers to leverage the processing power of networked computers.

•      Highly Scalable Support for Distributed Computing.  Through object-level operations, compatibility with Web browsers and other design features, our products can be scaled to work in various environments ranging from small workgroup operations to operations involving thousands of users over wide area networks or the Internet.

•      Reliability, Availability and Serviceability.  Our VDS product offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running.  These features, together with replication and disk mirroring provided by our Fault Tolerant Server, support operations 24 hours per day, 365 days per year.

•      Language-Independent Support for Object-Oriented Programming.  Our products provide native support for the leading object-oriented software development languages - C++ and Java.  This quality of our products facilitates rapid and flexible application development by our customers and the maintenance and evolution of complex, dynamic applications that closely model real-world systems and processes.

•      Support for Component Architectures.  Versant Open Access integrates with leading J2EE application servers, including the IBM WebSphere and BEA Weblogic application servers. These application servers enable users to build and deploy J2EE-based applications that will work compatibly and directly with Versant Open Access in order to gain the inherent productivity and performance advantages of the underlying object or relational databases.

•      Integration with Users’ Existing Information Systems.  Versant products operate on a wide range of server platforms including: UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Compaq and Silicon Graphics; Linux platforms from Red Hat; and Microsoft Windows and NT platforms. In addition, our customers’ applications, which are based on our product, can interoperate with information stored in relational database management systems, enabling these applications to complement the structured applications strengths of relational database management systems.

Fiscal 2004 Overview, Developments and Strategy

In fiscal 2004 we sought to expand our product line, working capital and global reach by acquiring Poet Holdings, Inc., or Poet, through a merger we consummated in March of 2004.  Poet was the developer of our FastObjects product and was a publicly held company prior to the merger.  Based in Germany, Poet was acquired in part to expand our European sales and operations.  Later in the year we also acquired FastObjects, Inc., the exclusive North American distributor of Poet’s FastObjects product and purchased certain technology from JDO Genie (PTY) LTD. that now forms the core of our Versant Open Access product.  During fiscal 2004, we focused our sales and marketing efforts on seeking revenue from our data management products, VDS and FastObjects, our data access product, Versant Open Access, and from our consulting services.  VDS and, to a lesser extent FastObjects, were the major drivers of our license revenues in fiscal 2004 and a key focus of our marketing efforts.

We derived approximately 58% of our revenue from our services programs in fiscal 2004.  Our services programs include paid maintenance and paid support of our data management and data access products, and our WebSphere Professional

Services practice, which is intended to produce incremental revenue, as well as to serve as an additional channel for generating new product license and maintenance revenue.

In fiscal 2004, the technology industry sector was the largest source of our revenue. The incorporation of Versant products into the offerings of independent software vendors (ISVs) such as PeopleSoft and Borland and increasing sales of the ISV’s products have increased license revenue in this sector. Examples of these technology applications are demand consensus forecasts, collaborative planning, and requirements management. In addition, the growth of the Versant WebSphere Professional Services practice since its inception in year 2000 has increased the amount of our business in the technology sector because of increasing adoption of WebSphere by technology companies.

In fiscal 2004, the telecommunications industry also continued to be a very significant vertical market sector for us.  Customers in the telecommunications industry have used our products in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing.  We have also attained customer acceptance in other vertical markets, including defense, financial services, transportation, and health care.

Products and Services

Versant Developer Suite (VDS)

VDS, a sixth generation object database management system, is designed to support multi-user, commercial applications in distributed environments.  VDS enables uses to store, manage and distribute information that we believe often cannot be administered effectively by traditional database technologies, including information of the following types:

•      real-time data, such as graphics, images, video, audio and unstructured text;

•      dynamic, graph-oriented data, such as network management data and advanced financial instruments; and

•      meta-data, data aiding integration of diverse systems, and workflow information, which taken together enable the construction of systems that integrate diverse systems and add new functionality, often making this functionality available over the Internet.

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

As part of the VDS family we also offer Fault Tolerant Server and High Availability Backup Solution, options that are used in situations that require advanced capabilities.

Versant Fault Tolerant Server provides for highly reliable operations in mission-critical environments. This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers.  If one of the databases fails due to operating system failure, hardware breakdown or other interruption, the other database continues operation without application interruption.  When the failed database is restored, the two databases automatically resynchronize and resume operations without application interruption.

Our High Availability Backup Solution enables VDS to use the mirroring and backup features of other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

Versant enJin has been replaced by VDS using VDS’s Java Data Objects (JDO) language interface. enJin provided the benefits of an object-oriented database expressed in a Java standard interface, but used a proprietary Versant interface internally. JDO is a Java standard, and with VDS, provides the functionality of enJin but eliminates the need for a proprietary interface.

FastObjects

FastObjects is an object database management system designed to provide zero-administration and work natively with the customer’s product. The primary target for FastObjects product line is for use as an embedded data management system to be integrated in a customer’s products. FastObjects is used in a vast range of applications, including medical devices, vending machines, telecom equipment and defense systems.

Versant Open Access

Versant Open Access is a software product family that provides business application developers with a powerful object storage tool. Versant Open Access reduces the cost of object storage, makes it available to the entire development team and simplifies the development process. In addition, Versant Open Access provides high-productivity visual development tools so the learning curve is quick and easy, and the product is productive for programmers with a wide range of skill levels. Versant Open Access is designed to provide high-performance, a challenge for many other competitive products in this space. This was recently validated by Versant Open Access earning top honors in the TORPEDO benchmark by The Middleware Company. Versant Open Access is offered in versions for applications written in Java and Microsoft .NET environments. Versant JDO, a product we announced last year, and technology we acquired from JDO Genie (PTY) LTD. in June 2004, have both been absorbed into the Versant Open Access family.

Other

As previously disclosed in a Form 8-K filed on August 25, 2004, we recorded a non-cash charge in our statement of operations for the three months ended July 31, 2004 which represented the net book value of all assets associated with our Versant Real Time Framework product  (“VRTF”).  VRTF was launched in fiscal 2003 and was based on technology we acquired through our November 2002 acquisition of Mokume Software, Inc. While Versant believes that the need still exists in the marketplace for a product such as VRTF, our primary operational focus since merging with Poet in March 2004 has been on integrating the two companies and leveraging their respective object database and data access product suites, with the goal of increasing Versant’s accessible market. We have determined that this objective requires priority and a greater dedication of resources within our organization such that we cannot distract or dilute our efforts in this regard by continuing with the more early stage real time initiative addressed by VRTF.

Licensing and Pricing of Products

We categorize our customers into two broad groups, End Users and Value Added Resellers (“VARs”). Our End User customers are companies who use our products internally and do not redistribute our product outside of their corporate organizations. Our VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to external third party customers, either individually or as part of an integrated product.  We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses our software product.

Before an End User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and FastObjects varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project.

VARs and distributors, purchase development licenses from us on a per seat basis, on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the resellers’ applications and sold directly to end-users.  VARs are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the VAR to its end-user customers and these royalties may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenue is recognized as follows: (i) as to prepaid license arrangements, revenue is recognized when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, revenue is recognized at the time the VAR provides a royalty report to us for sales made during a given period.

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

Services

In addition to our product offerings, we offer customers training, consulting and maintenance and technical support services.  We provide a variety of training and consulting services to assist customers in the design, development, education and management of applications they build on the base of our core products as well as IBM’s WebSphere application server.  Training services are offered for a variety of Versant-specific and object-related technologies and range from beginning to advanced levels.  Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis.  In addition, we provide custom development services to customers that request unique or proprietary product extensions.  Depending on the nature and complexity of the custom development services requested, these services may be performed by our consulting employees or by third-party integrators that have joined our IGNITE! Partner Program and have received training from us.   Our IBM WebSphere consulting services are provided under an agreement signed in late 2000 and renewed in August 2004, pursuant to which we allocate certain of our consultants to IBM for WebSphere consulting and both IBM and Versant sales representatives sell these consultants’ services.

Our maintenance and technical support services are generally available at an annual fee that varies depending on the type of support the customer requires.  Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of our product and entitle the customer to telephone support and to product and documentation updates.  For additional fees, customers may purchase a special support package that provides a designated support engineer, and may obtain telephone support available 24 hours per day.  Maintenance contracts are typically renewable annually and typically paid for in advance for all products except deployments of FastObjects, which are typically paid in arrears.

Customers and Applications

VDS, FastObjects and Versant Open Access are licensed for development and/or deployment in a wide range of applications.  A substantial amount of our sales are for applications in the technology, telecommunications, defense, healthcare and financial services sectors.  Many of our customers have licensed multiple copies for use in different applications.

In our fiscal years ended October 31, 2004, 2003 and 2002, IBM represented 17%, 19%, and 14% of our total revenues, respectively.  Versant’s agreement with IBM is comprised of a Customer Solutions Agreement dated as of June 16, 2000  as supplemented by a Statement of Work that was issued under that agreement in October 2000, and amendments thereto, pursuant to which Versant performs certain consulting services for IBM customers as described below.  However, nothing in our agreement with IBM commits IBM to use Versant’s services at any particular level, or to use Versant’s services at all.  Therefore we have no assurances that it will receive revenue from our relationship with IBM.  We are however required to maintain a certain number of consulting personnel with certain skill levels to service this business.  Consequently, we believe that the quality and pricing of our services to IBM (rather than the terms of our agreement with IBM) are the primary factors in determining the ongoing viability and duration of our relationship with IBM.

Our future performance will depend in significant part on the growth of the use of VDS, FastObjects and Versant Open Access in technology, telecommunications, defense, healthcare and financial market applications and the continued acceptance of our products within these industries.  Consequently, the failure of our products to perform favorably in and become an accepted component of applications for these industries, or a slower than expected increase or a decrease in the volume of sales of our products and services to technology-based, telecommunications, defense, healthcare or financial services companies, could have a material adverse effect on our business.

Sales and Marketing

We market and sell our products principally through our direct sales force and through value-added resellers, systems integrators and distributors.

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

Indirect Sales.  An important part of our future sales strategy will be the development of indirect distribution channels, such as value-added resellers, systems integrators and foreign distributors.  We expect to continue our focus on indirect sales channels in fiscal 2005.  Systems integrators may include our products with those of other vendors, to provide a complete solution to their customers.  Value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time.  Certain value-added resellers, distributors and systems integrators offer products they produce or that are produced by third parties that compete with our products.

Marketing.  Our marketing programs are aimed at audiences with the goal of building visibility and generating leads for our business. Our marketing programs include our efforts at cultivating media and analyst relations, fostering valuable investor communications, speakers’ programs, online marketing, partner marketing programs and participation in conferences and tradeshows.

Sales Process.  The cycle for complete a sale of our products to new, large enterprise customers can exceed six months and may extend to a year or more.  For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally much shorter.  During the sales cycle, meetings involving both technical and management staff are conducted frequently at the prospective customer’s site and at our headquarters.  As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products.  Upon completion of the evaluation, a customer who chooses our solution may purchase one or more development licenses depending upon the number of programmers that will develop and build the customer’s application.  Additionally, a customer may purchase technical support, training courses and consulting services.  Our customers may purchase deployment licenses at the same time as they purchase development licenses, or may defer their purchase of deployment licenses and related maintenance until they complete the application development (a process that typically takes at least six months and can exceed one year). Once an application is ready for deployment, a customer may purchase deployment licenses from us.

Shipping and Backlog.  All our software is shipped from our Fremont facility and is delivered to the customer upon receipt of an approved order and a signed license agreement.  We typically do not have a material backlog of unfilled license orders at any given time, and we do not consider backlog to be a meaningful indicator of our future performance.

International Sales and Marketing.  Our foreign sales are recorded by subsidiaries located in Germany and the United Kingdom who also sell our products through distributors and value added resellers, as well as directly to end-users.  Our revenues from international sales were $8.4 million in the year ended October 31, 2004, $5.4 million in the year ended October 31, 2003 and $6.4 million in the year ended October 31, 2002.  Our international revenues increased in fiscal 2004, in part as a result of our acquisition of Poet, whose revenues are largely from European customers.  For information regarding the risks attendant to our foreign operations, please see Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—We increasingly depend on our international operations”.

The table below presents the Company’s revenue by region (in thousands):

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
Total revenues by geographic area:
North America	$14,457	$16,622	$13,510	-13%	23%
Europe	7,689	4,690	5,360	64%	-13%
Asia Pacific	729	747	1,086	-2%	-31%
Total	$22,875	$22,059	$19,956	4%	11%

Percent of revenues by geographic area:
North America	63%	76%	68%
Europe	34%	21%	27%
Asia Pacific	3%	3%	5%
Total	100%	100%	100%

Research and Development

We have committed, and expect to continue to commit, substantial resources to our research and development efforts.  Our current development efforts are focused on:

•      ongoing efforts to improve the performance and scalability of our core products;

•      supporting new industry standards for our Versant Open Access product;

•      improving the integration of our products with leading third party technology providers; and

•      providing support and/or integration with existing and emerging computing standards.

Our research and development expenses were approximately $5.1 million in the year ended October 31, 2004, $4.3 million in the year ended October 31, 2003 and $5.8 million in the year ended October 31, 2002. To date, all research and development expenditures have been expensed as incurred.

To date, our products have been developed almost entirely internally by our own research and development personnel, with the principal exceptions of FastObjects, which we acquired in connection with our acquisition of Poet and Versant Open Access, which is based on the core technology we purchased form JDO Genie (PTY) LTD. We selectively supplement our internal staff with outside consultants having expertise in specific areas.  Our research and development team consists mainly of software engineers with significant experience and expertise in technologies such as:

• object-oriented software development, including Java;

• relational database technology;

• platform engineering;

• design and integration;

• large-scale run-time environments;  and

• middleware technologies.

We perform some of our porting and enhancement engineering work in our development office in India. Versant India, our wholly owned subsidiary, had 26 employees as of October 31, 2004 and occupies an approximately 6,500 square foot facility leased in Pune, India.

Pursuant to a consulting agreement, we have contracted to have some research and development work for our Versant Open Access product performed for certain periods by JDO Genie (PTY) LTD, a South African company from which we acquired core technology used in Versant Open Access

We believe that our future results will depend on our ability to improve our current technologies and to develop new products and product enhancements on a timely basis.  The market for our products and services is characterized by changing customer demands, rapid technological change and frequent introductions of new products and product enhancements.  Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards.  The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of these products.  As a result, the life cycles of our products are difficult to estimate.  We have in the past experienced delays in the introduction of new products and features, and may experience similar delays in the future.  If we are unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

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

Competition

For our VDS and FastObjects products, we compete with companies offering object and relational database management systems, many of which are large and very well established corporations with broader product lines and stronger sales and distribution channels. For our Versant Open Access product, our competitors consist of both relational database management companies, many of whom have incorporated, or are expected to incorporate in their systems object-oriented interfaces and other functionality more directly competitive with our technologies, as well as companies who already have substantial experience in object-oriented software development and provide components similar to those included in Versant Open Access.

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

For a more detailed discussion of the competition we face in our business, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Industry—Our products face significant competition.”

Employees

As of October 31, 2004, we and our subsidiaries had a total of 126 employees, of whom 50 were based in the United States, 50 in Europe, and 26 in India.  Of the total, 47 employees were engaged in engineering and technical services, 27 were engaged in sales and marketing, 27 were engaged in the services organization and 25 were engaged in general administration and finance. To our knowledge, none of our employees is represented by a labor union with respect to employment with Versant.  We have experienced no organized work stoppage to date and believe that our relationship with our employees is good.

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Item 2.  Properties.

Our principal administrative, sales, marketing and research and development operations are located in Fremont, California.  Our current lease, which expires in June 2007, is for a building of approximately 54,000 square feet.  However, we only occupy approximately 21,000 square feet of this space, and in the fourth quarter of fiscal year 2004 we recorded a restructuring charge to reflect this reduced space usage in future periods.

Additionally, we lease a sales office in Plano, Texas and our international subsidiaries lease space, generally under multi-year operating lease agreements, in Pune, India, and in both Munich and Hamburg, Germany.  In connection with the restructuring event previously mentioned, we closed the sales office that we formerly leased in Basingstoke, England. We believe that our current facilities will be adequate for our requirements for the next several years.

Item 3.  Legal Proceedings.

We may from time to time be subject to various legal proceedings in the ordinary course of business.  Currently we are not subject to any material legal proceedings required to be disclosed under this Item 3.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our 2004 Annual Meeting of Shareholders on August 17, 2004.  Set forth below are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting:

		Votes For	Votes Against	Votes Abstained	Votes Withheld	Broker Non-Votes
1.	Election of Directors:
	Uday Bellary	21,868,032			2,323,828
	William Henry Delevati	21,867,932			2,323,928
	Herbert May	22,443,411			1,748,449
	Nick Ordon	22,411,741			1,780,119
	Jochen Witte	22,454,610			1,737,250

2.	Amendment to the Company’s 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan from 1,250,000 to 1,800,000 shares	12,033,206	442,635	873,610		10,842,409

3.	Ratify the appointment of Grant Thornton LLP as the Company’s independent accountants for Fiscal Year 2004	23,894,485	101,369	196,006

4A. Executive Officers of the Registrant.

Set forth below is information regarding our executive officers as of February 14, 2005:

Name of Executive Officer	Age	Position with the Company

Nick Ordon	57	President and Chief Executive Officer and Director

Lee McGrath	43	Vice President, Finance and Administration, Chief Financial Officer and Secretary

Jochen Witte	44	President, European Operations and Director

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

Jochen Witte has served as President, European Operations since joining Versant in March 2004 following Versant’s merger with Poet Holdings, Inc.  Mr. Witte is a member of Versant’s Board of Directors as well as being responsible for Versant’s European operations.  Most recently, Mr. Witte was the CEO of Poet Holdings Inc., which he co-founded in 1993. He initially worked as the Managing Director of Germany and became Poet’s Chief Financial Officer in 1999 when Poet went public. Prior to working with Poet, Mr. Witte was with BKS Software, where he rose to Managing Director after beginning with responsibility for sales and training.  Mr. Witte received a degree in Business Administration from the Berlin Technical University and also attended the University of Wales as an exchange student.

There is no arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was or is to be selected as an officer, except that Mr. Witte was appointed to his current office in connection with our merger with Poet.  There is no family relationship between any of the foregoing executive officers or between any of such executive officers and any of the members of our Board of Directors. Our executive officers serve at the discretion of the Board.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol “VSNT.”  Our common stock commenced trading on the Nasdaq National Market on July 18, 1996.  From July 19, 1999 until March 7, 2000 our common stock was traded on the Nasdaq SmallCap Market.  From March 8, 2000 to September 30, 2002, our common stock was traded on the Nasdaq National Market.   Since October 1, 2002 our common stock has been quoted on the Nasdaq SmallCap Market.  We requested that listing of our common stock be transferred to the Nasdaq Smallcap Market as of October 1, 2002 due to the fact that it then seemed unlikely that, in the near term, we would continue to be able to satisfy the listing criteria of the Nasdaq National Market System.  The following table lists the high and low intra-day prices of our common stock reported on the Nasdaq Stock Market for the periods indicated during the last two fiscal years

Year Ended October 31, 2004	High	Low

Fourth Quarter	1.09	0.60
Third Quarter	2.13	0.98
Second Quarter	3.05	1.39
First Quarter	2.60	1.50

Year Ended October 31, 2003

Fourth Quarter	2.68	0.52
Third Quarter	0.96	0.48
Second Quarter	1.10	0.62
First Quarter	1.29	0.41

On January 24, 2005 the closing price of our common stock was $0.77 on the Nasdaq Stock Market. We do not currently meet the listing requirements necessary for our common stock to be listed on the Nasdaq Smallcap Market due to the fact that our common stock has traded at a price below $1.00 per share for sustained period.  To regain compliance with this listing requirement our common stock must trade at or above this price and we have been afforded a grace period to regain compliance with this requirement.  However, there remains a risk that we may be unable to regain compliance within the permitted grace period and that our shares could be delisted from the Nasdaq Smallcap Market see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Stock— In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.”

Shareholders

There were approximately 155 holders of record of our common stock as of January 4, 2005.  We believe that a significant number of beneficial owners of our common stock hold their shares in street name.  Based on information available to us, we believe we have at least 400 beneficial shareholders of our common stock.

Dividend Policy

We have neither declared nor paid cash dividends on our common stock in the past.  We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future

In connection with our merger with Poet, the holders of our then outstanding shares of Series A Preferred Stock had their outstanding shares of Series A Preferred Stock converted into shares of our common stock at an increased conversion rate of three shares (rather than two shares) of common stock per each share of Series A Preferred Stock.  In addition, the exercise price of certain common stock purchase warrants held by such preferred shareholders was reduced from $2.13 to $1.66 per share and the term of such warrants was extended by one year.  As a result of these actions a deemed dividend in the amount of approximately $2.4 million was recorded during the three months ended April 30, 2004.  Please see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Deemed Dividend to the Preferred Shareholders”.

Recent Sales of Unregistered Securities

On June 27, 2004, Versant entered into an Asset Purchase Agreement with JDO Genie (PTY) Ltd., a privately held South African corporation.  Pursuant to this agreement, Versant purchased from JDO Genie a software product, related technology and customer agreements.   As a portion of the purchase price of these assets, Versant agreed to issue to JDO Genie 230,150 shares of Versant’s common stock in a private transaction exempt from registration under the Securities Act, subject to approval of such issuance by the South African Reserve Bank under South Africa’s exchange control regulations within a certain time period, which Versant and JDO Genie extended by mutual agreement.  The issuance of Versant common shares to JDO Genie was approved by the South African Reserve Bank on January 14, 2005 and Versant will issue these shares in reliance upon the exemption(s) from registration provided by Section 4(2), and/or Regulation S under the Securities Act and/or Rules 505 or 506 of Regulation D promulgated under the Securities Act.  In relying upon these exemptions Versant considered the fact the issuance of the shares is being made to a single foreign corporate purchaser who has been provided publicly available information about Versant and who was advised by legal counsel in connection with the transaction.  Versant also considered that JDO Genie has made appropriate investment agreements and representations to Versant regarding its sophistication, knowledge, investment intent and compliance with resale restrictions applicable to restricted securities under the Securities Act.  Versant has not agreed to register the shares issued to JDO Genie under the Securities Act.

Issuer Purchases of Equity Securities

No purchases of Versant securities were made by or on behalf of Versant in the fourth quarter of our fiscal year ended October 31, 2004.

Item 6.  Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements.  The information set forth below is not necessarily indicative of results of our future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes in this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below and factors that might cause the following selected financial data not to be indicative of our future financial condition and results of operation.   In particular, it should be noted that because we changed our fiscal year end from December 31 to October 31 in 2001, our transition period in 2001 was only a 10-month period, which impacts the comparability of the following financial data.   In addition, in our fiscal year ended October 31, 2004 we completed our merger with Poet, which increased our revenues and operating expenses for part of fiscal 2004 and substantially increased the number of our outstanding shares at fiscal year-end for purposes of computing net loss per share in fiscal 2004.  In fiscal 2004 we also incurred a restructuring charge of approximately $3.2 million as well as a charge of approximately $1.0 million related to the impairment of intangible assets.  Each of these items in fiscal 2004 also affects the comparability of the following selected financial data:

	Year Ended 10/31/2004	Year Ended 10/31/2003	Year Ended 10/31/2002	Ten Months Ended 10/31/2001	Year Ended 12/31/2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$22,875	$22,059	$19,956	$23,909	$28,445
Income (loss) from operations	(7,651)	(2,712)	(3,609)	(7,012)	2,152
Net income (loss)	(11,997)	(2,389)	(3,390)	(7,158)	1,856
Net income (loss) per share attributable to common shareholders:
Basic	$(0.38)	$(0.17)	$(0.28)	$(0.59)	$0.16
Diluted	$(0.38)	$(0.17)	$(0.28)	$(0.59)	$0.12

	As of	As of	As of	As of	As of
	10/31/2004	10/31/2003	10/31/2002	10/31/2001	12/31/2000
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$32,545	$11,069	$11,921	$15,370	$22,502
Working capital	1,311	602	2,326	3,664	7,863
Long-term debt	—	—	—	3	40

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

Certain Industry Terms

Listed below, for reference are certain technical terms that are well known and often used in our industry.  We have defined these terms here to assist readers in better understanding the information provided in this report:

•      Relational Database - Data management software that stores data as tables and columns and can be accessed using an industry standard language called SQL.

•      Application Server Software - Deployment software that is used to build and deploy Internet applications including commercial websites and company internal websites.

•      Cache - Performance enhancing software that works with servers to improve their response times and throughput.

•      Integration Framework - Bridging software that can connect two disparate pieces of software together.

•      XML - A standard format used to exchange data (information) between multiple software systems.

•      Object-Oriented - object oriented refers to software that uses smaller building blocks called objects to create larger software systems.

•      Data Integration - Data integration is a broad term for a variety of techniques that enable the data from one software system to be used in other software systems.

•      Replication - a range of technical approaches that enable multiple databases to be approximately synchronized, or to contain the same data.

•      Disk mirroring - uses specialized software, and often specialized hardware, to get the same data on two storage disks for the purpose of increasing the reliability or making a quick snapshot (duplicate backup) of a database.

•      Fault tolerant server- a server that offers higher reliability by the use of duplicated hardware and specialized software. In the case of a failure of one database, the surviving database can continue offering normal service.

•      J2EE-based- An application or software component that is deployed in a Java 2 Enterprise Edition (J2EE) software environment.

•      Zero-administration - An application that has been constructed so that no intervention from a Database Administrator is required.

•      Native-Applications are constructed from a large number of individual software pieces. The construction is usually easier and resulting application more reliable when the software pieces are built using the same software language, with compatible interaction methods, and running on the same operating system. These interactions would be called “native”. In the less-desirable case, there will the need for conversions and adaptations, and the interactions could be called “non-native”

Overview

We are a California corporation and were incorporated in August 1988. We design, develop, market and support high performance object database management, data access and data integration software systems and provide related services, and these products and services collectively comprise our single operating segment, Data Management.

Our data management product and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. Our combined suite of products and services cater to a wide range of customers with a wide variety of needs ranging from solutions for small devices, like remote controls, up to full-scale enterprise solutions, which manage hundreds of gigabytes of streaming data. We believe that by using our data management solutions, customers cut hardware costs, accelerate and simplify development, significantly reduce administration costs and deliver products with a significant competitive edge.

On March 18, 2004 we finalized a merger in which we acquired Poet Holdings, Inc., or Poet.  Poet brought two distinct lines of business to Versant.  The first was Poet’s Data Management line of business, comprised of its FastObjects database product line.  The second was Poet’s Catalog Solutions business, comprised of the X-Solutions and eSupplier Solutions products which we disclosed as a separate “Catalog” operating segment in our Forms 10-Q for the three months ended April 30, 2004 and July 31, 2004. While we intend to continue integrating Poet’s database product line into our existing product line to provide a broader suite of data management products, in September 2004 we concluded the sale of the Catalog Solutions line of business, thereby returning our business back to the single operating segment, Data Management, that existed prior to our merger with Poet.

On July 6, 2004 we acquired FastObjects Inc., the exclusive distributor of Poet’s database product line in North America, and on June 30, 2004 we acquired data access technology from JDO Genie (PTY) LTD, a privately held South African company.

Our Data Management business is currently comprised of the following products:

•      Versant Developer Suite, or VDS, a sixth generation object database management system that is used in high-performance large-scale real-time applications. Versant enJin has been replaced by VDS using VDS’s Java Data Objects (JDO) language interface.

•      FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems, and

•      Versant Open Access, a software product that provides business application developers a powerful object storage tool. Versant Open Access is offered in versions for applications written in Java and Microsoft ..NET environments. Versant JDO, a product we announced last year, and the technology we acquired in June 2004 from JDO Genie, have both been absorbed into the Versant Open Access family.

As previously disclosed in a Form 8-K filed on August 25, 2004, we recorded a non-cash charge in our statement of operations for the three months ended July 31, 2004 which represented the net book value of all assets associated with our Versant Real Time Framework product or “VRTF”.   VRTF was launched in fiscal 2003, and was based on technology we acquired through our November 2002 acquisition of Mokume Software, Inc. While Versant believes that the need exists in the marketplace for a product such as VRTF, our primary operational focus since merging with Poet in March 2004 has been on integrating the two companies and leveraging their respective object database and data access product suites, with the goal of increasing Versant’s accessible market. We have determined that this objective requires priority and a greater dedication of resources within our organization such that we cannot distract or dilute our efforts in this regard by continuing with the more early stage real time initiative addressed by VRTF.

We license our products and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors. Services are an important aspect of our business, and in the fiscal years ended October 31, 2004, and October 31, 2003, a majority of our revenues were derived from services. In addition to these products and services, we resell related software developed by third parties. To date, substantially all of our revenue has been derived from the following data management products and services:

•      sales of licenses for VDS, FastObjects and to a much lesser extent, Versant Open Access;

•      maintenance and technical support services for our products;

•      consulting services (Versant and Poet consulting practice and dedicated IBM WebSphere consulting practice) and training services;

•      nonrecurring engineering fees received in connection with providing services associated with VDS;

•      the resale of licenses, and maintenance, training and consulting services for third-party products that complement VDS; and

•      reimbursements received for out-of-pocket expenses we incurred that are booked as revenue in our statement of operations.

During fiscal 2004, our primary focus was on:

•      Concluding our acquisitions of Poet Holdings, Inc. FastObjects, Inc. and the data access technology from JDO Genie (PTY) LTD (which is a component of our Versant Open Access product line).

•      Integration activities surrounding these mergers, including the restructuring plan we announced during October 2004 aimed at streamlining our operations and minimizing redundancies in light of the above acquisitions.

•      Concluding the sale of our catalog business

However, we also maintained focus on: (i) sales and product development activities designed to obtain revenue growth from and enhance database our management products, and (ii) obtaining growth in our consulting service programs.

Although we showed overall revenue growth in 2004 compared with 2003, mainly due to our merger with Poet, our net loss for 2004 was $12 million comprised of the following:

•      The cost of our restructuring in 2004 was approximately $3.3 million. We expect this to yield future cost reduction benefits.

•      The conversion of Series A Preferred stock and the modification of the outstanding warrants held by our former Series A Preferred shareholders in conjunction with the Poet merger resulted in an inducement to these preferred shareholders, which was recorded as a deemed dividend in the amount of approximately $2.4 million in the three months ended April 30, 2004. This was a non-cash expense.

•      A non-cash charge in our statement of operations for the three months ended July 31, 2004 of approximately $1 million representing the net book value of all assets associated with our Versant Real Time Framework product or “VRTF”.

•      The catalog business incurred significant operating losses from the date of acquisition through to the date of sale. These operating losses together with the loss on the sale of this business accounted for approximately $2 million of our net loss in 2004 and

•      Approximately $3.3 million of the total net loss was due to the excess of other operating expenses and costs of revenue not mentioned above exceeding revenues as we proceeded through the integration activities surrounding our acquisitions.

For 2005 we expect that our principal sources of revenue will be licenses of VDS and FastObjects, as well as maintenance, support, training and consulting services and to a lesser extent license and service revenues from our Versant Open Access product. We expect the relative mix of our revenues between license, maintenance and professional services to be substantially the same in 2005 compared with 2004. We continue to experience significant quarterly fluctuations in total revenue and believe this trend will continue in 2004 and is similar to many companies in our industry.

Like many enterprise software companies, we do not operate with a significant backlog of orders. Our license revenue, in particular, is difficult to forecast and it is not atypical for a significant proportion of orders for a given quarter to be closed during the last month of that quarter.  Information technology spending in general has been considerably depressed over the recent years and customers’ purchasing behavior has become more conservative. We expect lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis (versus the customer behavior we had seen in the late 1990’s of prepaying license fees in advance of usage) to continue to be factors impacting our license revenues in 2005. The inherently unpredictable business cycle of an enterprise software company, together with the cautious macro-economic environment, makes discernment of meaningful business trends difficult.  However in spite of this inherent uncertainty we expect overall revenues to grow in 2005 compared with 2004.  We expect modest improvements in the North America region compared with our fiscal 2004, in part due to our July 2004 acquisition of FastObjects, Inc.  We also expect that Europe will continue to contribute in excess of 30% of our total revenues in fiscal 2005 due to the acquisition of Poet, a company with primarily European business to date. We also expect some traction in the marketplace with our Versant Open Access product, although we expect revenues to be skewed more towards the second half of fiscal 2005. Consistent with the past three years, we expect technology, telecommunications and defense to be our largest vertical market sectors in 2005.

Our agreement with IBM (originally executed in year 2000), through which we are subcontracted to work on WebSphere consulting engagements, was amended in August 2003 to extend its term to September 1, 2004, and was again amended in August 2004 to extend its term to September 1, 2005. We expect that this agreement will again be renewed in August or September of 2005; although such renewal will not by itself guarantee that we will be engaged by IBM to perform any particular level of services and thus will not assure us of any ongoing level of revenue from IBM (nor have there been any guarantees of this nature in the past). However, we expect utilization of our Websphere consulting practice to improve over 2004 (primarily due to lower than normal utilization rates in our quarter ended July 31, 2004) and be more in line with utilization levels in 2003. We also expect increased professional services engagements in relation to our FastObjects product line.

We expect gross margin percentages to improve slightly over 2004 with expected revenue growth offset to an extent by increased amortization of purchased intangibles compared with 2004.

Overall, we expect operating expenses in 2005 to decrease compared with 2004. We expect marketing and sales expense and research and development expense in 2005 to return to similar levels to those in 2003, largely due to the restructuring plan we committed to in October 2004. Overall average engineering headcount levels in 2004 were consistent with 2003 though the geographic distribution was adjusted in light of the direct engineering staff we now have in Hamburg, Germany as result of the merger with Poet. This gives us the advantage of a skilled regional engineering element closer to the European market and customers, and is additionally a more cost-effective model. We expect to increase staffing in our Indian operation over the course of 2005. We expect general and administrative expense to increase in 2005, primarily due to the estimated cost of implementation and compliance with Sarbanes Oxley 404 requirements. We need to comply with this legislation for our year ended October 31, 2005, and we expect to incur significant third party consulting costs in assisting us to become compliant and increased audit fees related to the year-end attestation our auditors will have to perform on the effectiveness of our internal controls.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period.  We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information.   Although we believe our estimates are reasonable under the circumstances, there can be no assurances that our estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, impairment of long-lived assets, the determination of our reserve for doubtful accounts and stock-based compensation.

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.   Revenue consists mainly of revenue earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”), and agreements for consulting and training activities.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific-objective-evidence the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

Revenue from software license arrangements, including prepaid license fees, is recognized when all of the following criteria are met:

•      Persuasive evidence of an arrangement exists.

•      Delivery has occurred and there are no future deliverables except PCS.

•      Fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2; and

•      Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables.  In addition, the volume of extended payment term arrangements has dramatically reduced since fiscal 2000 consistent with customers adopting a more conservative approach to software purchases and their reluctance to prepay for licenses prior to usage. We typically do not grant extended payment terms beyond one year.

If an acceptance period or other contingency exists, revenue is not recognized until satisfaction of the contingency, customer acceptance or expiration of the acceptance period, as applicable. Our license fees are non-cancelable and non-refundable and we do not make concessions or grant a refund for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of our software.   Therefore a customer’s delay or acceleration in his deployment schedule does not impact our revenue recognition. Revenue from related PCS for all product lines (with the exception of deployments of FastObjects products) is billed in advance of the service being provided and is deferred and recognized on a straight-line basis over the term of the PCS, which is generally twelve months. PCS revenue from deployments of the FastObjects product line is paid in arrears of the service being provided and is recognized as revenue at the time the customer provides a report to us for deployments made during a given period. Training and consulting revenue is recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

We categorize our customers into two broad groups, End Users and Value Added Resellers (“VARs”). Our End User customers are companies who use our products internally and do not redistribute the product outside of their corporate organizations. Our VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to external third party customers, either individually or as part of an integrated product. We license our data management products through two types of perpetual licenses—development licenses and deployment licenses.

Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses our software product.

Before an End User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and FastObjects varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR’s applications and sold directly to end-users.  VARs are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenue is recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

Revenue from our resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions and we assume the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When we do not assume the risks and rewards of ownership, revenue from our resale of third-party products or services is recorded at contract value net of the cost of sales.

In the rare case that a customer requests engineering work for porting our product to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical work, we recognize revenue in accordance with SOP 81-1 and use either the percentage of completion or completed contract methods for recognizing revenue.  We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question.  We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified.  Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized.  When using the percentage of completion method, the following conditions must exist:

•      An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

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

For the purpose of testing for goodwill impairment in our single Data Management operating segment we have aggregated the goodwill for the following acquisitions:

•      Versant Europe, acquired in 1997;

•      Poet, acquired on March 18, 2004;

•      Technology of JDO Genie, acquired on June 30, 2004; and

•      FastObjects, Inc., acquired on July 6, 2004.

We filed a Form 8-K on August 25, 2004 reporting our assessment that the carrying value of intangible assets and goodwill acquired through our acquisition of Mokume Software Inc., in November 2002 had been fully impaired.  Consequently, for the quarter ended July 31, 2004 we recorded a charge of approximately $1.0 million related to the write-off of remaining Mokume intangible assets and goodwill.

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the reporting unit level (which in our case is at the consolidated company level) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity (as indicated by our publicly traded share price and shares outstanding plus a control premium), debt and current liabilities. Under this approach, if the estimated fair value of our assets is greater than the carrying value of these assets, then there is no goodwill impairment. If the estimated fair value of our assets is less than the carrying value of these assets then a memo allocation of the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination is required. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than that reporting unit’s goodwill carrying amount and would be recorded in earnings during the period of such impairment.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, we amortized goodwill over five years using the straight-line method.  Identifiable intangibles are currently amortized over five years in relation to the JDO Genie PTY LTD acquisition, six years in relation to the FastObjects, Inc. acquisition and seven years in relation to the merger with Poet, using the straight-line method in each of these cases.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The recoverability test compares the carrying amount of the asset or asset group to the expected undiscounted net cash flows to be generated by these assets. If the carrying amount of the asset or asset group is less than the expected undiscounted net cash flows to be generated by these assets, an impairment loss is recorded in earnings during the period of such impairment and is calculated as the excess of the carrying amount of the asset or asset group over its estimated fair value.

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

Non-Cash Stock Expense

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed over the vesting period of the related stock option, which is generally up to four years.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the Company’s stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company’s statement of operations. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its fourth quarter of fiscal 2005.

Results of Operations

Our fiscal 2004 acquisitions of Poet, the JDO Genie assets and FastObjects, Inc. became effective on March 18, 2004, June 30, 2004 and July 6, 2004, respectively. Our consolidated statement of operations for our 2004 fiscal year incorporates the results from the effective dates of the respective acquisitions.  References in this section to any year (such as “2003” or “2004”) refer to our fiscal year ended on October 31 of that year.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
Total revenue	$22,875	$22,059	$19,956	4%	11%

Net loss from continuing operations before deemed dividend	(7,620)	(2,389)	(3,390)	219%	-30%

Deemed dividend to preferred shareholders	(2,422)

Loss from discontinued operations, net of income tax	(1,646)
Loss from sale of discontinued operations, net of income tax	(309)
Net Loss	$(11,997)	$(2,389)	$(3,390)	402%	-30%

There are three major components in our income statement for the twelve months ended October 31, 2004, namely:

1.     Results from continuing operations; this is comprised of revenues and expenses in our on-going data management operating segment and specifically excludes all results of the discontinued Catalog business.

2.     Deemed dividend to preferred shareholders; The conversion of Series A Preferred stock and the modification of the outstanding common stock warrants held by our former series A preferred shareholders in connection with our merger with Poet resulted in an inducement to the preferred shareholders which was reflected as a deemed dividend in our income statement for 2004. Please see the paragraph entitled “Deemed Dividend to the Preferred Shareholders” below for more detail.

3.     Results from discontinued operations; this is comprised of Catalog business revenues and expenses and the loss on sale of our Catalog business (sold in September 2004). Please see the paragraph entitled “Discontinued Operations” below for more detail.

All subsequent discussion of our revenues, cost of revenues and operating expense line items in this Item 7 refer only to continuing operations, all of which are in our data management segment.

Revenue

Our revenue consists of license fees, maintenance fees (which includes technical and phone support), and fees for professional services (which includes Versant consulting, our IBM WebSphere practice, training and related billable travel expense).

Our international sales are made at the foreign currency equivalent of a U. S. dollar based price.  An increase or decrease in the value of the United States dollar relative to foreign currencies could make our products more or less expensive, respectively, and, therefore impact our competitiveness in foreign markets. We intend to maintain our sales and marketing activities outside the United States, which include supporting our subsidiaries, distributors and resellers in Europe, Japan and other Asia/Pacific countries.  This will require significant management attention and financial resources, and may increase costs and impact margins unless and until corresponding revenue is achieved.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
Total revenues by geographic area
North America	$14,457	$16,622	$13,510	-13%	23%
Europe	7,689	4,690	5,360	64%	-13%
Asia Pacific	729	747	1,086	-2%	-31%
	$22,875	$22,059	$19,956	4%	11%

Percent of revenues by geographic area:
North America	63%	76%	68%
Europe	34%	21%	27%
Asia Pacific	3%	3%	5%
	100%	100%	100%

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
	10/31/04	10/31/03	10/31/02	10/31/03	10/31/02
		(in thousands)
Total revenues by category:
License revenue	$9,686	$9,082	$10,106	7%	-10%
Maintenance revenue	6,783	6,076	5,300	12%	15%
Professional services revenue	6,406	6,901	4,550	-7%	52%
	$22,875	$22,059	$19,956	4%	11%

Percent of revenues by category:
License revenue	42%	41%	51%
Maintenance revenue	30%	28%	27%
Professional services revenue	28%	31%	23%
	100%	100%	100%

	Twelve months ended October 31,
	2004	2003	2002
Percent of revenues by sector:	14%	16%	19%
Defense (Inc. Gov’t)	38%	33%	20%
Technology	20%	26%	38%
Telecommunications	28%	25%	23%
Other	100%	100%	100%

Fiscal 2004 Compared to Fiscal 2003

The relative mix of our revenues between license, maintenance and professional services revenue in 2004 was substantially the same year over year. Geographically, our North American revenues declined and under-performed compared with expectations, especially for the two consecutive quarters, ended April 30, and July 31, 2004. We attribute this outcome more to cautious purchasing behavior in the region rather than a discernable trend away from using Versant’s technology. European revenues grew significantly, primarily due to our merger with Poet, although revenues from Versant’s core data management products also grew in this region.

For the last two years, the technology sector has been our largest revenue source. The incorporation of Versant products into the application offerings of independent software vendors (ISVs) such as PeopleSoft and Borland and increasing sales of the ISV’s products have increased license revenue in this sector.  Examples of these applications are demand consensus forecasts, collaborative planning, and requirements management. In addition, the growth of the Versant WebSphere Professional Services practice since its inception in year 2000 has increased the amount of our business in the technology sector because of increasing adoption of WebSphere by technology companies.

The telecommunications industry continues to be a very significant vertical market sector for us.  Our products are used in the telecommunications industry in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Defense sector revenue was down in 2004, but we attribute this more to the erratic purchasing behavior and lengthy sales cycles of our defense customers and sub contractors rather than an indication of a meaningful revenue trend.

Fiscal 2003 Compared to Fiscal 2002

The relative mix of our revenues between license, maintenance and professional services in 2003 was more heavily weighted toward professional services revenue and less towards license revenue than in 2002 due to the growth in our WebSphere consulting practice in 2003 and the lower license transaction volume in 2003 compared with 2002. Geographically, both our European and Asian revenues declined in absolute and relative terms.  We believe that these declines resulted from the economic downturn during this period, which has had a more marked effect on international sales than on domestic sales, particularly in Europe, and especially as it applied to the telecommunications industry.

The technology sector was the biggest contributor to the increase in 2003 revenues, largely attributable to the growth in our WebSphere consulting practice revenues. Telecommunications customers represented 26% of total revenues in 2003 and continue to be a significant vertical market for Versant, although this sector was down compared with 2002 and with historical norms for Versant, reflecting the ongoing economic challenges in that industry. Defense sector revenue was consistent with 2002 in both absolute and percentage terms.

License Revenue

License revenue represents perpetual license fees received from our end user and value added reseller customers and recognized in our statement of operations in accordance with SOP 97-2.  Cost of license revenue consists primarily of product royalty obligations incurred by us when we sublicense tools provided by third parties and costs of reselling third party products and secondarily of costs of user manuals, product media, production labor costs, freight and packaging.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
License
Revenue	$9,686	$9,082	$10,106	7%	-10%
Cost	457	843	902	-46%	-7%
Margin	$9,229	$8,239	$9,204	12%	-10%
Margin %	95%	91%	91%

Fiscal 2004 Compared to Fiscal 2003

The net increase in license revenue of approximately $600,000 in 2004 over 2003 was comprised of an approximate $1.9 million license revenue contribution from Poet products, which was primarily generated in Europe, offset by an approximate $1.3 million decrease in Versant’s core data management license sales. Much of this shortfall was attributable to weakness in the US / APAC Value Added Reseller (“VAR”) channels in the second and third quarters of 2004. Resale of third party products was 1% of total license revenue in 2004 down considerably from the 8% we experienced in 2003.

Cost of license revenue decreased by approximately $400,000 primarily due to approximately $500,000 lower cost of resold licenses compared with 2003 and offset by approximately $100,000 in higher product royalty payments compared to last year.

License margins improved by 4% in 2004, due to the fact that our revenue mix included fewer revenues from lower margin resales of third party products.

Fiscal 2003 Compared to Fiscal 2002

License revenue in 2003 decreased 10% to $9.1 million from $10.1 million in 2002, primarily due to lower transaction volume rather than price pressure.  Lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis versus the historical practice of prepaying license fees in advance of usage were factors adversely affecting our license revenues, as was the macroeconomic environment, especially as it pertained to the telecommunications industry. Resale of third party products was 8% of total license revenue in 2003 with the remainder being primarily sales of Versant’s core database product, VDS.

Cost of license revenue decreased 7% in 2003 to approximately $800,000 compared to approximately $900,000 in 2002.  This net year over year decline of approximately $100,000 was primarily due to decreased license sales volume.

License margins remained constant at 91%.

Maintenance and technical support

Maintenance and technical support revenue includes revenue derived from maintenance agreements under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.  It also includes maintenance revenue on the resale of third party products.  Cost of maintenance and technical support revenue consists principally of personnel costs associated with providing technical support

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
Maintenance
Revenue	$6,783	$6,076	$5,300	12%	15%
Cost	1,516	1,312	1,291	16%	2%
Margin	$5,267	$4,764	$4,009	11%	19%
Margin%	78%	78%	76%

Fiscal 2004 Compared to Fiscal 2003

The increase in revenue of approximately $700,000 in 2004 compared with 2003 was comprised principally of the addition of Poet’s maintenance and support contracts that were primarily executed in Europe while maintenance revenue from Versant’s VDS customers in 2004 remained at levels similar to those of 2003.

Cost of maintenance and technical support revenue increased, primarily as a result of the addition of Poet’s customer support organization in Europe.

Maintenance and technical support margins remained unchanged with 2003.

We exited the year with 8 maintenance and technical support employees worldwide (5 in North America and 3 in Europe).

Fiscal 2003 Compared to Fiscal 2002

Maintenance and technical support revenues increased 15% to $6.1 million in 2003 from $5.3 million in 2002. This increase was primarily due to an increase in maintenance pricing on new license deals, which mitigated the impact of reduced license sales, and also our continued efforts to bring the installed customer base current on their maintenance contracts for customers that were running older versions of our software.

Cost of maintenance and technical support revenue increased slightly due to salary cost, though total headcount levels did not change year over year.

Maintenance and technical support margins improved slightly, with revenue increases exceeding the nominal increase in expense.

Professional Services

Professional services revenue consists of revenue from consulting, training and technical support as well as billable travel expenses incurred by our service organization. Cost of professional services revenue consists principally of personnel costs (both employee and sub-contractor) associated with providing consulting and training. Cost of revenues from professional services may vary depending on whether such services are provided by Versant personnel or by typically more expensive sub-contracted third party consultants.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
Professional services
Revenue	$6,406	$6,901	$4,550	-7%	52%
Cost	5,858	6,011	4,041	-3%	49%
Margin	$548	$890	$509	-38%	75%
Margin%	9%	13%	11%

Fiscal 2004 Compared to Fiscal 2003

The decrease in revenues of approximately $500,000 in professional services revenue in 2004 compared with 2003 was comprised primarily of a decrease in Versant’s WebSphere consulting revenue. This decrease was due to lower utilization rates in this practice, especially in our quarter ended July 31, 2004, as some long-term engagements concluded and our consultants transitioned onto new engagements. WebSphere consulting represented 60% of total professional services revenue for 2004 compared with 62% for 2003.

Cost of professional services revenue decreased in 2004 by approximately $200,000 due to lower headcount and related costs of approximately $300,000, offset by approximately $100,000 of increased subcontracted consulting costs as some of our employees transitioned to subcontractor status.

Professional services margins decreased 4% in 2004, with revenue reductions outpacing cost decreases.

We exited the year with 19 professional services employees worldwide, comprised of 13 in North America and 6 in Europe.

Fiscal 2003 Compared to Fiscal 2002

Professional services revenue increased 52% to $6.9 million in 2003 from $4.6 million in 2002, with approximately $1.6 million of the total increase coming from the growth in our Websphere practice with the remaining $700,000 due to the growth in Versant’s consulting practice.  WebSphere consulting represented 62% of total professional services in 2003 compared with 60% of the total in 2002.

Cost of professional services revenue increased 49% to $6.0 million in 2003 from $4.0 million in 2002 mainly due to the increased volume of subcontracted consulting resources required to support the increased sale volume.

Professional services margins improved by 2% in 2003 despite increased usage of subcontracted labor due to higher utilization rates for our professional services.

Gross Profit Margins

The key factors that cause variations in our gross profit are:

•      Sales volume

•      The mix of our product sales, as this directly impacts our total costs of revenue. In general, a higher proportion of license revenue will result in lower relative total costs of revenue and thus higher gross profit margins.  Our maintenance revenues have the next lowest associated costs, with consulting revenues attracting the highest costs.

•      Amortization of intangible assets associated with our acquisitions please see the paragraph entitled “Amortization of Purchased Intangibles” below.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
Total revenue	$22,875	$22,059	$19,956	4%	11%

Cost of license revenue	457	843	902
Cost of maintenance revenue	1,516	1,312	1,291
Cost of services revenue	5,858	6,011	4,041
Amortization of intangibles	698	91	—
Total cost of revenue	8,529	8,257	6,234	3%	32%

Gross Profit	$14,346	$13,802	$13,722	4%	1%
Gross Profit %	63%	63%	69%

Fiscal 2004 Compared to Fiscal 2003

Our gross profit improved by 4% in absolute terms in 2004 compared with 2003, consistent with the increased sales volume in 2004.

Amortization of purchased intangibles, a non-cash expense that is related to the acquisitions we consummated in 2004, had a significant impact on our gross profit for 2004 (particularly due to the merger with Poet) and will continue to have this impact in 2005.  Amortization of purchased intangibles was approximately 3% of total revenue in 2004 compared with less than 1% of revenue in 2003.

Fiscal 2003 Compared to Fiscal 2002

Our gross profit increased in absolute terms primarily due the increased professional services revenue described above, but declined in percentage terms due to higher margin license revenues being a smaller percentage of the overall product mix in 2003 compared with 2002, with the increase in the mix taken up by lower margin professional services.

Amortization of Purchased Intangibles

In accordance with SFAS 141, we allocate the cost of companies and technology we acquire to the identifiable tangible and intangible assets acquired according to their respective fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology” and “customer relationships” are amortized to expense over time. Our 2004 statement of operations has been charged with the amortization of the customer relationship assets acquired in the Poet and FastObjects Inc. transactions and the developed technology assets acquired in the Poet, JDO Genie (PTY) LTD. and Mokume transactions as follows:

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
		(in thousands)
Mokume Software, Inc. (Amortized over 5 yrs)	$72	$91	—	-21%	n/a
Poet Holdings, Inc. (Amortized over 7 yrs)	571		—	n/a	n/a
JDO Genie (PTY), LTD (Amortized over 5 yrs)	35		—	n/a	n/a
FastObjects, Inc. (Amortized over 6 yrs)	20	—	—	n/a	n/a
Total amortization of purchased intangibles	$698	$91	—	667%	n/a

The following table shows how our existing intangible assets as of October 31, 2004 will be amortized to our consolidated statements of operations in future years, assuming no impairment of these intangible assets:

							Intangible
							Asset
							Balance
	Twelve months ended October 31,						As of
	2005	2006	2007	2008	2009	Thereafter	10/31/2004	Note
	(in thousands)
Mokume Software, Inc. (Amortized over 5 yrs)								(1)
Poet Holdings, Inc. (Amortized over 7 yrs)	$613	$613	$613	$613	$613	$855	$3,920	(2)
JDO Genie (PTY), LTD (Amortized over 5 yrs)	$105	$105	$105	$105	$71		$491
FastObjects, Inc. (Amortized over 6 yrs)	$63	$63	$63	$63	$63	$44	$359
Total estimated amortization of purchased intangibles	$781	$781	$781	$781	$747	$899	$4,770

Note (1): As reported in our Form 8-K filing on August 25, 2004 we wrote off the entire carrying value of all intangible assets and goodwill in relation to our acquisition of Mokume Software, Inc. in our consolidated statement of operations for the three months ended July 31, 2004, due to our assessment of impairment.

Note (2): As reported in our Form 8-K filing on August 25, 2004, we reduced the carrying value of identifiable intangible assets attributable to the catalog solutions business by approximately $1.4 million on our balance sheet as of July 31, 2004, which reduced the carrying value of these assets to approximately $1.5 million. Then on September 13, 2004, we filed a Form 8-K reporting that Poet, a wholly owned subsidiary of Versant, had executed a definitive agreement with ems ePublishing AG (“EMS”), a privately held company based in Karlsruhe, Germany, for the sale of the catalog solutions business.  This sale was effected through a sale of all Poet GmbH’s share capital to EMS.  Pursuant to this sale, EMS assumed all assets (tangible and intangible) and all liabilities of Poet GmbH. Consequently, the remaining balance of approximately $1.5 million attributable to the identifiable intangible assets of the catalog solutions business was written off entirely in our consolidated statement of operations for the three months ended October 31, 2004 and reported as part of loss from sale of discontinued operations (please see the paragraph entitled “Discontinued Operations” below for more detail). For fiscal 2005 onwards the amortization of intangible assets acquired in the merger with Poet Holdings will relate only to the data management assets we acquired from Poet.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing and sales labor costs, sales commissions, and expenses from recruiting, business development, travel, advertising, public relations, seminars, trade shows, lead generation, marketing and sales literature, product management, and facilities related expenses.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
	(in thousands)
Marketing and sales	$8,026	$7,698	$7,854	4%	-2%

Fiscal 2004 Compared to Fiscal 2003

The 2004 increase in marketing and sales expense of approximately $300,000 is comprised of approximately $800,000 attributable to the addition from Poet’s marketing and sales organization in Europe, offset by an approximately $500,000 reduction in Versant’s pre-existing marketing and sales organization. In 2004 we carried out marketing and sales headcount reductions in both North America and Europe and reduced commission expense in North America due to lower revenue levels in Versant’s core data management products in that region. Average headcount during 2004 was in line with 2003 on a worldwide basis but with European headcount slightly up and North American headcount slightly down compared with 2003. We exited the year with 27 marketing and sales employees worldwide consisting of 13 in North America and 14 in Europe.

Fiscal 2003 Compared to Fiscal 2002

Marketing and sales expense decreased 2% in 2003 to $7.7 million from $7.9 million in 2002. This decrease was the result of lower commission expense corresponding with the lower license revenue in 2003.

Research and Development Expenses

Research and development expenses consist primarily of salaries, recruiting and other employee-related expenses, depreciation, and expenses associated with development tools, equipment, supplies and travel. We believe that a significant level of research and development expenditures is required to remain competitive and to timely complete products under development.  Accordingly, we anticipate that we will continue to devote substantial resources to research and development to design, produce and increase the quality, competitiveness and acceptance of our products. However, if we continue our research and development efforts without corresponding increases in revenue, our results of operations would be adversely affected.  To date, all research and development expenditures have been expensed as incurred.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
	(in thousands)
Research and development	$5,112	$4,340	$5,835	18%	-26%

Fiscal 2004 Compared to Fiscal 2003

The increase of approximately $800,000 in research and development expense in 2004 was due primarily to the addition of Poet’s research and development organization in Europe (approximately $700,000 of the increase) and secondarily due to engineering work contracted to a third party in China (approximately $100,000 of the increase). Average headcount in our research and development organization during 2004 was down slightly compared with 2003 on a worldwide basis, however the geographic mix of employees in this organization was different. We reduced headcount slightly in North America in efforts to control costs and we experienced turnover and inflationary pressures on salaries in our Indian organization in a similar fashion to many “high tech” employers in that region.  We exited the year with 47 research and development employees worldwide comprised of 9 in North America, 12 in Europe and 26 in India.

Fiscal 2003 Compared to Fiscal 2002

Research and development expenses decreased 26% in 2003 to $4.3 million from $5.8 million for 2002, primarily due to reduction of headcount made in conjunction with cost reduction efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other employee related costs for our finance, human resources, legal and executive management functions.   In addition, general and administrative expenses include outside legal, audit and public reporting costs, allocated facilities costs and reserves for estimated bad debts.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
	(in thousands)
General and administrative	$4,478	$3,267	$3,440	37%	-5%

Fiscal 2004 Compared to Fiscal 2003

The increase of $1.2 million is comprised of approximately $800,000 attributable to the addition of Poet’s general and administrative organization in Europe, approximately $300,000 of higher legal, accounting and consulting costs resulting primarily from our merger and acquisition activities and approximately $100,000 for executive bonuses. Our average total worldwide headcount during 2004 was higher compared with 2003 due primarily to the accounting and information technology staff we assumed in the Poet merger. We closed 2004 with 25 general and administrative employees worldwide. Some of these employees were employed on a part-time basis yielding the equivalent of 21 full-time employees worldwide comprised of 10 in North America and 11 in Europe.

Fiscal 2003 Compared to Fiscal 2002

General and administrative expenses decreased 5% to $3.3 million in 2003 from $3.4 million in 2002 primarily due to reduced bad debt expense, a major component of which was the collection of a previously reserved European receivable.

Restructuring Costs

During the second quarter of fiscal 2004, we implemented a restructuring plan aimed at optimizing performance in our catalog business that was acquired as part of the merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   As a result, we incurred costs related to employee severance payments, related benefit and outplacement expenses totaling approximately $400,000 that were recorded as restructuring costs in operating expenses during the second and third quarters of fiscal 2004. Given that our catalog business was acquired in September 2004 by EMS and EMS assumed all assets, liabilities and employees of the catalog business, all obligations under this restructuring plan have been fulfilled as of October 31, 2004.

During October 2004 we committed to an additional restructuring plan to take the following actions in an effort to reduce operating expenses in our data management business:

Restructuring Action	Restructuring Expense recorded in Quarter ending October 31, 2004
		Cash Impact
		Amount	Estimated Timing
	(in thousands)
15% workforce reduction and separation costs	$550	$550	Paid in October 2004 through February 2005

Closure of certain European offices and reduction in utilization of leased space for California headquarters, by approximately 50%	$2,107	No cash impact above original lease commitment	Paid in monthly installments through May 2007
Write-off of leasehold improvements relating to the unutilized portion of the office space mentioned above	$200	No Cash impact	N/A
Total	$2,857	$550

The Company took these actions in order to streamline its operations and minimize redundancies in light of its acquisitions of Poet Holdings, Inc., FastObjects, Inc. and the assets of JDO Genie (PTY) LTD during 2004 and in general to reduce ongoing operating expenses in an effort to improve operating results and conserve working capital.   The Company completed these actions by October 31, 2004 and no additional charges related to these actions are anticipated in fiscal 2005.

Impairment of Intangibles

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
	(in thousands)
Impariment of intangibles	1,024	—	—	n/a	n/a

As disclosed in a Form 8-K we filed on August 25, 2004, our evaluation of our intangible assets carried out in the course of preparing our balance sheet as of July 31, 2004 (the close of our third fiscal quarter), indicated impairment in the carrying value of the goodwill and intangible assets related to our acquisition of Mokume Software, Inc., in November 2002. Consequently, in the three months ended July 31, 2004, we recorded a non-cash charge of approximately $1.0 million comprised of approximately $300,000 in unamortized intangible assets and approximately $700,000 of goodwill that represents the net book value of all recorded Mokume intangible assets as of July 31, 2004.

Non-Cash Stock Expense

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
	(in thousands)
Unvested Poet options	$86	$—	$—

Stock option grants to non employees	—	88

Accelerated vesting in the Mokume Merger Agreement	—	1,121

Total non cash stock expense	$86	$1,209	—	-93%	n/a

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the Company’s stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company’s statement of operations. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its fourth quarter of fiscal 2005.

Fiscal 2004

In fiscal 2004, non-cash stock expense represents the amortization of the deferred compensation related to options assumed in the Poet merger.

Fiscal 2003

In fiscal 2003, non-cash stock expense consisted of the following:

•              approximately $100,000 of stock based expense related to stock options granted to non-employee contractors.

•              approximately $1.1 million of non-cash stock expense related to the acceleration of the vesting of employee owned shares, pursuant to an Amendment Agreement dated September 26, 2003, entered into with certain of the former stockholders of Mokume Software, Inc. (the “former Mokume stockholders”).  The Amendment Agreement amended the Agreement and Plan of Reorganization dated as of November 19, 2002 pursuant to which Versant acquired Mokume (the “Mokume Merger Agreement”).

Pursuant to the Mokume Merger Agreement, Versant originally issued 2,424,000 shares of its common stock (the “Mokume Shares”) to the former Mokume stockholders.  Under the terms of the Merger Agreement, Versant was entitled to repurchase from the former Mokume stockholders a total of 1,212,000 of the Mokume Shares (the “Contingent Shares”) at the price of $0.01 per share if certain contingencies related to the Mokume acquisition did not occur within a defined time period (the “Contingency”).  The Contingent Shares held by certain of the former Mokume stockholders were also subject to monthly vesting conditions based on their continued employment with Versant over a two-year period beginning on November 19, 2002.  In addition, all the shares issued to the former Mokume stockholders under the Mokume Merger Agreement were subject to potential forfeiture to Versant to satisfy claims for indemnification that might be asserted by Versant for breaches of Mokume’s representations and warranties under the Merger Agreement, subject to certain release conditions. The principal modifications to the Mokume Merger Agreement effected by the Amendment Agreement are summarized below.

•      A total of 363,600 of the Contingent Shares were forfeited by the former Mokume stockholders and cancelled without consideration. The remaining 848,400 Contingent Shares are no longer subject to forfeiture or repurchase by Versant and were released from the Contingency and any vesting restrictions now applicable to them.

•      Subject to certain conditions, the 2,060,400 remaining Mokume Shares were to be released from the risk of forfeiture to satisfy claims for indemnification made by Versant under the Merger Agreement in installments over time as follows:  (a) 606,400 shares were released from potential forfeiture under indemnification claims on September 26, 2003.and (b)  the balance of 1,454,000 shares were to be released in various increments at various times during the one-year period beginning on November 19, 2003 and ending November 19, 2004, when all shares not previously forfeited would be released from indemnification claims.  Under this formula, 1,370,400 shares have been released from potential forfeiture under indemnification claims in various increments at various times through the period ending May 19, 2004; and

•      The Amendment Agreement also provides former Mokume stockholders certain rights to satisfy Versant indemnification claims in cash in lieu of forfeiting Mokume Shares.

•      All of the remaining 690,000 Mokume Shares are currently being held by Versant to potentially satisfy indemnity claims by Versant that arose from a lawsuit filed against Versant on October 29, 2004 by Systems America, Inc. and Mokume, Inc. (a different company than that acquired by Versant) Any indemnity shares not forfeited to satisfy the indemnity claim will be disbursed to the former Mokume stockholders. The suit, which seeks unspecified damages and injunctive relief, alleges that former employees of Systems America, Inc. left Systems America to form a company named Mokume Software, Inc., and in the process misappropriated Systems America’s trade secrets and confidential information, unfairly competed with Systems America vis-à-vis its customer relationships, and infringed Systems America’s trademarks and trade names. The suit further alleges that when Versant acquired Mokume Software Inc. in November of 2002, Versant acquired the benefit of the misappropriated trade secrets, confidential information, customer relationships, and trademarks and trade names. Versant denies the allegations in the litigation and intends to vigorously defend against the Complaint.

Other Income (Expense), Net

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

						Percent change in fiscal year
	Twelve months ended October 31,					2004 from	2003 from
	2004		2003	2002		2003	2002
	(in thousands)
Foreign exchange gain/(loss)	$(47)		$343	$(49)		-114%	-800%
Interest expense	(3)		(2)	(2)		50%	0%
Interest Income	77		41	49		88%	-16%
Other Income/(expense)	57		15	289	(1)	280%	-95%
Change to equity method of accounting of FastObjects, Inc.	35	(2)				n/a	n/a
Other income (expense), net	$119		$397	$287		-70%	38%

(1)   this includes a $200,000 refund of an insurance deductible.

(2)   in 2004 we increased our ownership position in FastObjects, Inc. from an approximate 19% to 100%. This adjustment reflects the retroactive change to the equity method of accounting.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from	2003 from
	2004	2003	2002	2003	2002
	(in thousands)
Provision for income taxes	$88	$74	$68	19%	9%

We incurred net operating losses in 2004, 2003 and, 2002. We also incurred foreign withholding taxes of $88,000, $74,000 and $68,000 in 2004, 2003, and 2002, respectively, which are included within the income tax provision.

At October 31, 2004, the Company had federal and state net operating loss carryforwards of $48.6 million and $13.0 million, respectively and federal and state tax credit carryforwards of $2.2 million and $1.1 million, respectively.  The federal and state net operating loss carryforwards and federal tax credit carryforwards expire on various dates through 2024, if not utilized.  The state tax credit carryforwards can be carried forward indefinitely. Due to the Company’s history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards and, therefore, a valuation allowance of approximately $22.3 million has been recorded against the Company’s net deferred tax assets of approximately $22.3 million.  Approximately $1.6 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.  The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

Due to the “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carryforwards to offset federal taxable income in future periods is subject to an annual limitation due to changes in ownership for income tax purposes.

Amortization and Write-down of Goodwill

In accordance with SFAS No. 142, goodwill is no longer subject to amortization.  Instead this goodwill amount is subject to periodic evaluation for impairment and is reduced to the extent of any such impairment.

GOODWILL BALANCES as of October 31, 2004

Acquisition	Balance
Versant Europe	219,440
Poet	16,051,747
FastObjects	602,473
Versant India	21,000
Total	16,894,660

As disclosed in a Form 8-K on August 25, 2004, our evaluation of our intangible assets carried out in the course of preparing our balance sheet as of July 31, 2004 (the close of our third fiscal quarter), indicated impairment in the carrying value of the goodwill and intangible assets related to our acquisition of Mokume Software, Inc. In the three months ended July 31, 2004, we recorded a non-cash charge of approximately $1.0 million comprised of approximately $300,000 in unamortized intangible assets and approximately $700,000 of goodwill.  As a result, we are carrying no goodwill for Mokume as of October 31, 2004.

Deemed Dividend to the Preferred Shareholders

As a result of our merger with Poet, the former holders of our then outstanding Series A Preferred Stock agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into 3,941,229 shares of Versant common stock effective upon consummation of the Poet merger. In exchange for this agreement, the number of shares of common stock issuable upon the conversion of each share of Series A Preferred Stock was increased from two to three common shares and, effective upon such conversion, warrants to purchase a total of 1,313,743 shares of Versant common stock held by the holders of the Series A Preferred Stock were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year. The conversion of Series A Preferred stock and the modification of the outstanding warrants held by these preferred shareholders resulted in an inducement to those shareholders that was accounted for as a deemed dividend in the amount of approximately $2.4 million recorded during the three months ended April 30, 2004.

Discontinued Operations

On September 16, 2004, Versant we completed our sale to ems ePublishing AG, a privately held German company based in Karlsruhe, Germany (“EMS”), of all the stock of Poet GmbH, an indirect Versant subsidiary that owned the assets and employed the personnel of Versant’s Catalog Solutions Business (the “Catalog Business”). The sale was consummated pursuant to a Share Purchase and Transfer Agreement dated September 13, 2004 (the “Sale Agreement”) between EMS and Poet Software GmbH, another subsidiary of Versant (“Poet Software”) that owned all the shares of Poet GmbH.  Pursuant to the Sale Agreement, EMS agreed to assume the operations of the Catalog Business.

The Catalog Business was originated by Poet and acquired by Versant in connection with its March 2004 merger with Poet.  This business involves the development and sale of software product lines that enable companies to create, manage, customize and distribute electronic sales catalogs to conduct business-to-business e-commerce transactions.  The principal assets disposed of in the sale of the Catalog Business to EMS include the X-Solutions and eSupplier Solutions product lines, including the Poet X-Buy, Poet
X-Market, Poet X-Sell, Poet eSupplier Port, Poet eSupplier Web and Poet eSupplier Link products, related rights to those products and customer agreements of the Catalog Business as well as the transfer of Catalog Business personnel.  Pursuant to the Sale Agreement, it was also agreed that Poet GmbH (now owned by EMS) may use the “Poet” trade name and mark in connection with data processing and software businesses and that Versant, its subsidiary Poet Holdings, Inc. and their affiliates agreed to cease their use of the “Poet” trade name or mark effective as of January 1, 2005. In addition, pursuant to the Sale Agreement Poet Software granted Poet GmbH certain non-exclusive rights to certain Poet database software for use with certain existing Poet GmbH customer contracts.

In exchange for the shares of Poet GmbH, EMS has paid Poet Software a closing cash payment of 1,000,000 euros and agreed to pay a further 172,000 euros for a total of 1,172,000 euros cash consideration (or approximately $1.4 million USD). In addition, EMS has agreed to pay a royalty on future revenues of Poet GmbH’s Catalog Business over the ten-month period following the signing of the Sale Agreement in an amount equal to 30% of all Poet GmbH’s catalog solutions business revenues which: (a) exceed 800,000 euros (or approximately $1,048,000 USD based on current exchange rates) during the period from September 1, 2004 to December 31, 2004; (b) exceed 600,000 euros (or approximately $786,000 USD based on current exchange rates) during the period from January 1, 2005 to March 31, 2005; and (c) exceed 600,000 euros (or approximately $786,000 USD based on current exchange rates) during the period from April 1, 2005 to June 30, 2005.

The following tables show the results of the Company’s discontinued catalog solutions business from March 18, 2004 (the effective date of the Poet merger) through the date of disposition and summarize the components on the Company’s loss from the sale of the catalog solutions business. The book value of Poet GmbH’s net assets at the date of sale were comprised of approximately $405,000 trade receivables, approximately $65,000 of net fixed assets and approximately $47,000 other assets offset by approximately $12,000 accounts payable and approximately $225,000 other liabilities.

Loss from discontinued operations, net of income tax

	Twelve months ended
	October 31,
	2004	2003
	(in thousands)
Total revenue	$1,165	—
Total cost of revenue	758	—
Gross Profit	407	—

Operating Expenses	2,053	—
Loss From Operations	(1,646)	—
Other Income, Net	—	—
Loss before Taxes	(1,646)	—
Provision for income taxes	—	—
Net Loss	$(1,646)	$—

Loss from the sale of discontinued operations, net of income tax

Twelve months ended
October 31,
2004
(in thousands)
Cash payments received or receivable from EMS	$1,442

Book value of Poet GmbH’s net assets at date of sale	(280)

Write-off of catalog business intangible assets	(1,471)

Loss on sale	$(309)

Liquidity and Capital Resources

	Twelve months ended October 31, 2004	Percent change in fiscal year 2004 from 2003	Twelve months ended October 31, 2003	Percent change in fiscal year 2003 from 2002	Twelve months ended October 31, 2002

Net cash provided by (used in) operating activities	(6,523)	498%	(1,091)	-314%	509

Net cash provided by (used in) investing activities	6,391	-1313%	(527)	-2495%	22

Net cash provided by (used in) financing activities	(32)	-105%	673	-340%	(281)

Period-end cash, cash equivalents and short-term investments	3,633	10%	3,311	-25%	4,427

Period-end working capital	1,311	118%	602	-74%	2,326

On October 31, 2004 we had approximately $3.6 million in cash and cash equivalents.  Of this amount, approximately $1.9 million was held in US bank accounts and approximately $1.7 million was held in foreign accounts, principally in Europe.

In relation to our cash balances held overseas, there are no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States.  However, we may be subject to income tax withholding in the source countries and to U.S. Federal and State income taxes if the cash payment or transfer from our subsidiaries to the U.S. parent were to be classified as a dividend.  Other payments made by our European overseas subsidiaries in the ordinary course of business (e.g. payment of royalties or interest from the subsidiaries to the U.S. parent) are generally not subject to income tax withholding due to tax treaties.  We do not currently have plans to repatriate the cash held in our foreign subsidiaries to the United States.

Commitments and Contingencies

In November 1996, we entered into a ten-year operating lease agreement for our corporate headquarters in Fremont, California that commenced on June 1, 1997 and expires on May 31, 2007.  The terms of the lease provide for certain increases in rental payments during the lease term.  Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis.  We also lease field office space in Europe and India, generally under multi-year operating lease agreements.  Consolidated rent expense for the year ended October 31, 2004, the year ended October 31, 2003 and year ended October 31, 2002, was approximately $1,674,000, $1,425,000, and $1,545,000, respectively.

Pursuant to a consulting agreement, we have contracted to have some research and development work for a portion of our Versant Open Access product performed for certain periods by JDO Genie (PTY) LTD, a South African company from which we acquired core technology used in our Versant Open Access product. This contract was executed in conjunction with our June 30, 2004 acquisition of the JDO Genie technology and expires on the anniversary of the acquisition unless both parties to the contract mutually agree to extend the term of the arrangement. The contract includes a fixed monthly retainer, milestone payments, objective based bonus payments and a provision for the reimbursement of travel expenses all payable by Versant

The Company’s future annual minimum commitments at October 31, 2004 under non-cancelable operating leases and the JDO Genie consulting contract are listed in the table below.  The Company has approximately $2.3 million of these commitments recorded in the October 31, 2004 Balance Sheet.

(in thousands)	Operating	Consulting
Year Ending October 31,	Leases	Contract	Total
2005	$2,024	$475	$2,499
2006	1,705		1,705
2007	994		994
2008	22		22
Total Commitments	$4,745	$475	$5,220

Cash Flow from Operating Activities

Our largest source of operating cash flows is cash collections from our customers following the purchase of our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

With our October 2004 restructuring action and the disposition of the catalog business we’re forecasting our cash expenses in our income statement for 2005 (i.e. excluding depreciation and amortization of intangible assets) to be consistent with levels we operated at prior to the merger with Poet. We do expect some revenue growth in 2005 and believe that, together with our projected expense reductions, this gives us a realistic opportunity of operating at a cash flow breakeven position or better for 2005.

In 2004 the approximate $6.6 million use of cash in operating activities was comprised of:

•      An approximate $4.9 million net outflow of cash in our data management business made up of:

•      Approximately $24.3 million of cash expense, mainly employee related, an increase of $1.9 million over cash expenses paid in operating activities in 2003, primarily due to the addition of Poet’s employee base from March 18, 2004, plus

•      Approximately $700,000 of restructuring expense paid in 2004, offset by

•      Approximately $20.1 million in collections from our customers which was down from 2003 despite higher revenue levels for the following reasons:

•      Our collections performance in 2004 was not as good as in 2003 mainly due to the higher proportion of European receivables in 2004 versus 2003 attributable to higher revenue levels in Europe and which typically take longer to collect than domestic receivables and, secondarily, the effect of IBM changing its payment terms to all its vendors from 45 days to 60 days impacted us more in 2004 than in 2003.

•      A decrease in deferred revenue in Versant’s core business due to reduced demand for premium support services (e.g. 24x7 support) and certain of our enterprise customers moving to a time and material model for support, both factors, we believe, being a function of product stability on deployed customer applications rather than an indicator of customer defection to competitive technologies.  Another factor in the deferred revenue decrease is the weak license revenue performance in the North American geography in the three months ended April 30, 2004 and July 31, 2004. Versant’s deferred revenue balance in total declined by $0.9 million year over year however the deferred revenue brought to the company by the Poet and FastObjects Inc. acquisitions has partially offset the decline in our deferred revenues attributable to our core business, a trend we see continuing next year and to a larger extent. Given that maintenance support services are paid in arrears for FastObjects product deployments compared with in advance for all other Versant products we expect near term cash flows will continue to be impacted until we fully transition to this new model.

•      An approximate $1.7 million net outflow of cash from operations in our catalog business (incurred from March 18, 2004 through to the sale of this business in September 2004).

In 2003 the $1.1 million use of cash in operating activities was comprised of:

•      Approximately $22.4 million of cash expense, mainly employee related and

•      Approximately $400,000 legal and investment banking fees attributable to our merger with Poet, offset by

•      Approximately $21.7 million in collections from our customers

Cash Flow From Investing Activities

In the past, our primary uses of cash in investing activities are typically for purchases of property and equipment (typically IT related equipment). To a much smaller extent, our sources of cash from investing activities are proceeds from the sale of property and equipment. However, over the past two years (2003 and 2004) we have made a number of acquisitions (Mokume, Poet, FastObjects, Inc. and the JDO Genie technology) and have incurred significant costs in effecting these acquisitions as well as acquiring the cash balances of the acquired companies in the case of Poet Holdings and FastObjects Inc., all of which are reflected in this section of the cash flow statement. Additionally, in 2004, we also sold our catalog business for cash, the proceeds from which are reflected in investing activities.  We’re forecasting moderate levels of capital expenditure in 2005, mainly in the IT/systems arena. We expect that some infrastructure may need to be added/improved as a result of SOX 404 implementation.

In 2004 net cash provided by investing activities was approximately $6.4 million, comprised of:

•      Approximately $7.2 million of cash inflows from the acquisition of Poet (net of transaction costs) and the sale of our catalog business, offset by

•      Approximately $500,0000 of investing outflows representing the net acquisition costs of FastObjects Inc. and the JDO Genie technology in 2004 and approximately $300,00 of purchases of property and equipment

In 2003 net cash used in investing activities was approximately $500,000 comprised of:

•      Approximately $200,000 of acquisition costs for Mokume Software, Inc., and

•      Approximately $300,000 of purchases of property and equipment

Cash Flows From Financing Activities

Our existing asset based credit line for $5 million with Pacific Business Funding expired on September 3, 2004 and we elected not to renew the facility at that time due to our very low historic usage of this credit line.  We intend evaluating similar facilities, possibly with other banks, during 2005. The last time we borrowed under our line with Pacific Business Funding was in October 2003 in the amount of $500,000 and this amount was repaid within a month.

Our primary uses of cash in financing activities were typically for repayments under our receivables line that, as we mentioned above, expired in September 2004. Our usual sources of cash from financing activities are proceeds from the sale of common stock under our employee stock option and stock purchase plans and, in the periods that we had a receivable line in place, periodic draw-downs on the credit line that were typically repaid within a month.

Our publicly traded stock is an important potential source of financing for us as follows:

•      Employee stock option and stock purchase plans: We’ve taken a conservative approach in our forecast regarding financing inflows from exercises of employee stock options or share purchases under our Employee Stock Purchase Plan (“ESPP”) as our stock has been trading under $1.00 per share for the past few months and many of our employee options now have exercise prices significantly in excess of the current bid price of our stock. However, should our stock price rise above current levels, employees will be likely to exercise more options than in the recent past and enrollment in the ESPP may increase, thereby potentially generating extra cash flow for the company.

•      Acquisitions or long term financing opportunities: In the case of acquisitions we have used our stock as “currency” in effecting purchases of other companies or technologies, Poet being the most significant example as this acquisition brought significant cash resources to the company (reported under investing activities). Another source of longer term financing could be a private offering of stock or other equity securities of Versant, although we are not actively working on anything in this realm. For the avenue of either acquisition or long term financing to be viable it is important that our stock remains traded on NASDAQ. We have received notification from NASDAQ that our bid price has traded below the minimum $1.00 per share bid price level for some time and have been given a grace period to rectify this or potentially have our common stock delisted off the NASDAQ SmallCap Market. Please see “Risk Factors – Risks Related to Our Stock —In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so” below. However we believe that there is a good chance that we will be able to again come into compliance with the NASDAQ listing requirements through operational means, although if this is not the case we would likely need to consider effecting a reverse split of our common stock to achieve compliance with this listing requirement.

In 2004, uses of cash in financing activities were almost completely matched by cash provided by financing activities as follows:

•      $500,000 in outflows due to repayment of the amount drawn-down on the receivables line in October 2003, offset by

•      Approximately $500,000 in inflows consisting of proceeds from the sale of common stock under our employee stock option and stock purchase plans.

In 2003, approximately $700,000 of cash was provided by financing activities as follows:

•      $500,000 in inflows due to a draw-down on our receivables line of credit in October 2003, and

•      Approximately $200,000 in inflows consisting of proceeds from the sale of common stock under our employee stock option and stock purchase plans.

Although we expect to effectively manage our cash resources, there can be no assurance that our cash resources will be adequate, if our financial results fall short of our goals, as our operating results are very difficult to predict and we are dependent upon future events, including our ability to successfully negotiate a new revolving credit line or obtain additional debt or equity financing.  Additional debt or equity financing may be required or desirable, although it is not currently anticipated, and may not be available to us on commercially reasonable terms, or at all.  The prices at which new investors would be willing to purchase our securities may be lower than the market value or trading price of our common stock, which has recently decreased. The sale of additional equity or convertible debt securities could result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.  Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities and in some circumstances, might require us to obtain the approval of our shareholders, which could delay or prevent consummation of the financing transaction.  Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, if significant, it will be necessary for us to seek additional debt or equity financing.

Risk Factors

This annual report on Form 10-K contains forward-looking statements regarding the Company that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results of operations to differ materially from those contemplated in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We are dependent on a limited number of products.  Nearly all of our license revenue to date has been derived from VDS.  Consequently, if our ability to generate revenue from VDS were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenue from VDS, including without limitation slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.  Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product our recent introduction of our Open Access JDO product, we still expect that sales of VDS will continue to be critical to our revenues for the foreseeable future.  Accordingly, any significant reduction in revenue levels from our VDS products can be expected to have a strong negative impact on our business and results of operation.

Our revenue levels are not predictable.  Our revenue has fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  For example, in fiscal 2004 our quarterly revenue fluctuated from a high of $6.4 million in the first quarter of fiscal 2004 to a low of $5.0 million in the second quarter of fiscal 2004.  These quarterly fluctuations result from a number of factors, including:

•      delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter;

•      general macroeconomic factors that impact information technology, or “IT”, capital purchasing decisions;

•      the lengthy sales cycle associated with our products;

•      customer and market perceptions of the value and currency of object-oriented software technology;

•      uncertainty regarding the timing and scope of customer deployment schedules of applications based on VDS where revenue is contingent upon the customer’s deployment of our product;

•      failure to timely develop and launch successful new products;

•      fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, technology, and defense markets

•      the impact of new product introductions, both by us and by our competitors;

•      our unwillingness to lower prices significantly to meet prices set by our competitors or reductions of our prices to meet competition;

•      the effect of publications of opinions about us and our competitors and their products;

•      customer deferrals of orders in anticipation of product enhancements or new product offerings by us or our competitors; and

•      potential customers’ unwillingness to invest in our products given our perceived financial instability.

We may not be able to manage costs effectively given the unpredictability of our revenue.  We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to Poet’s operations. If planned revenue growth, including revenue from Poet’s products, does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenue has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, one customer, IBM (who subcontracts for us on WebSphere consulting engagements), represented 17% of our total revenue in fiscal 2004 and 19% in fiscal 2003. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At October 31, 2004, we had approximately $3.6 million in cash and cash equivalents and working capital of approximately $1.3 million.  We have experienced significant declines in our cash and working capital in fiscal 2004. To date, we have not achieved profitability or positive cash flow on a sustained basis.  In response to this situation, in the fourth quarter of fiscal 2004 we restructured our business operations to reduce our operating expenses.  Although with this restructuring we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in our projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our acquisition of Poet and its operations may increase certain of our operating expenses even after our fiscal 2004 restructuring, and if revenues from Poet’s product line don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  Our bank line of credit expired in September 2004 and there can be no assurance that we will secure a new bank line of credit. Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Reduced demand for our products and services may prevent us from achieving targeted revenue and profitability.  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer.  Reduced demand for our product line may result from competition offered by alternative technologies or negative customer perception of our object-oriented technology.  General economic conditions can also have a significant adverse effect on our revenues and results of operations.  The slowdown in the world economy that began in the early 2000s caused many of our customer or potential customer to experience declines in their revenues and results of operations.  This in turn caused potential or existing customers to defer purchases of capital equipment, particularly for critical IT infrastructure, which is the market sector we serve  The current war in Iraq and generally uncertain world conditions and concerns about terrorism also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us. Further, prior to our merger with Poet in March of 2004, Poet’s ability to forecast the timing and amount of its sales had been substantially reduced by the economic slowdown, and Poet had experienced lengthened sales cycles, lower average selling prices and reduced bookings and revenues.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenue on the technology, telecommunications and defense which are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology and defense industries for sales of VDS.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers our ability to develop products that can successfully operate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are scaling back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends which could jeopardize our ability to continue to derive revenue from customers in that industry.  In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can hire and retain adequate personnel for this practice.

We increasingly depend on our international operations.  A large and increasing portion of our revenue is derived from customers located outside North America.  For the fiscal year ended October 31, 2004, international revenue made up approximately 37% of our total revenue, while for the year ended October 31, 2003, approximately 24% of our total revenue was derived from customers outside the United States and Canada.  Following our acquisition of Poet, we expect that international revenue will represent a larger percentage of our total revenue than it has historically.  Consequently we must conduct our operations internationally and maintain a significant presence in international markets.  As a result of our acquisition of Poet we now have approximately 50 employees based in Europe.  In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. In fiscal 2002, we transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

Our international operations are subject to a number of risks in addition to the risks faced by our domestic operations.  These risks include, but are not limited to:

•      longer receivable collection periods;

•      adverse changes in regulatory requirements;

•      dependence on independent resellers;

•      fluctuations in foreign exchange rates;

•      compliance with multiple and conflicting regulations and technology standards in different jurisdictions;

•      import and export restrictions, tariffs and other regulatory restrictions;

•      difficulties in, and increased costs of, staffing and managing foreign operations;

•      potentially adverse tax consequences arising from international operations and inter-company transactions;

•      the burdens of complying with a variety of foreign laws;

•      the impact of business cycles, economic and political instability and potential hostilities outside the United States; and

•      limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

In addition, in light of increasing global security and terrorism, there may be additional risks of disruption to our international sales activities.  Any prolonged disruption in markets in which we derive significant revenue may potentially have a material adverse impact on our revenues and results of operations.

Our personnel, management team and operations are located in different countries and as a result,  we may experience difficulty in coordinating our activities and successfully implementing Company goals.  Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, whose activities must be well coordinated with those of our U.S. workforce and other employees. Following the Poet merger, our management team resides in both our U.S. headquarters in Fremont, California and our offices in Hamburg, Germany.  The fairly large geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage longer term objectives, coordinate activity across the company and integrate our operations and business plans.

Our products have a lengthy sales cycle.  The sales cycle for our VDS and FastObjects products varies substantially from customer to customer, and often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers.  Sales to our Versant Open Access customers are often concluded in shorter time intervals.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. Influencing our customers’ decision to license our products generally requires that we provide a significant level of education to prospective customers regarding the uses and benefits of our products, and that we frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular fiscal period.

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998.  The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about Versant and its financial performance. Although this case has been dismissed as of this date, there can be no assurance that we will not be subject to similar litigation in the future.  In addition, in the last quarter of fiscal 2004 we were served with a complaint filed by Systems America, Inc., a privately held company, which alleges that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume misappropriated Systems America’s trade secrets and confidential information, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America’s trademarks and trade names. The Complaint seeks unspecified damages and injunctive relief against the Company and Mokume’s former personnel. We do not believe this complaint has merit or that this litigation is material.  We deny the allegations in the complaint and intend to vigorously defend against the complaint.  However, even if we prevail, litigation can be expensive to defend, can consume significant amounts of management time and could result in an adverse judgment or settlement that could have adverse effects on our results of operations and financial condition.

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the company.  In order to be successful, Versant must attract, retain and motivate its executives and other key employees, including those in managerial, sales and technical positions and those who became our employees as a result of our merger with Poet Holdings. In recent months our stock price has declined and we reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004. These and other circumstances may adversely affect Versant’s ability to attract and retain key management, sales and technical personnel who are critical to the success of our operations. Versant must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, Versant now employs a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment will result in increased general and administrative expenses within Fiscal year 2005 and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines, by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirement and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

Although we expect that our merger with Poet will ultimately result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.

Following our merger with Poet Holdings in March of 2004 we have been continually engaged in ongoing efforts to successfully integrate the operations of the two companies. However, much integration work still remains to be done and any failure to meet the challenges involved in successfully integrating the operations of Versant and Poet or to realize any of the anticipated benefits or synergies of the merger could seriously harm our results. Integration efforts absorb significant amounts of senior management’s time.  Realizing the benefits of the merger will depend in part on the ability of the combined company to continue to overcome significant challenges, such as timely, efficient and successful execution of post-merger strategies, including:

•      combining the day-to-day operations of the two companies;

•      making successful strategic decisions with respect to Versant’s and Poet’s product lines;

•      integrating and managing the operations of the combined company across multiple distant geographic locations, including updating and extending management controls, reporting systems and procedures on a timely basis;

•      retaining and assimilating the key personnel of each company;

•      integrating the technology and products of the two companies and their marketing strategies;

•      retaining existing customers and strategic partners of both companies and attracting new customers and strategic partners; and

•      successfully exploiting potential synergies of the two companies.

The risks related to the execution of these post-merger strategies include:

•       potential disruption of the combined company’s ongoing business;

•       distraction of senior management resulting from the efforts to combine and integrate Versant’s and Poet’s operations;

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

Until March 18, 2005, Versant cannot take certain actions without the approval of at least 80% of Versant’s directors then in office.  Upon consummation of our merger with Poet, Versant’s articles of incorporation were amended to provide that, for a period of 12 months immediately after the effective time of the merger, certain actions, including any proposed acquisition of Versant, any sale of any product line, any material change in operation of Versant’s business or any change in the authorized number of Versant’s directors, will require the approval of at least 80% of the members of Versant’s board of directors then in office. Since Versant’s board is now comprised of three directors who were members of Versant’s board immediately prior to the merger and two directors who were members of Poet’s board immediately prior to the merger, approval of these transactions will effectively require the unanimous vote of all directors. The board members may have different views on which transactions are beneficial to Versant and its shareholders. Failure to obtain this required approval may cause Versant to lose opportunities that could be favorable to it and its shareholders.

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet may adversely affect the market value of Versant’s common stock. In accordance with United States generally accepted accounting principles, Versant accounts for the merger with Poet using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant has allocated the total estimated purchase price to of Poet to net tangible assets and amortizable intangible assets based on their fair values as of the date of the closing of the merger, and recorded the excess of the purchase price over those fair values as goodwill. Versant will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets becomes impaired, Versant may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, and potential impairment charges could have a material impact on Versant’s results of operations.

Risks Related to Our Industry

Our products face significant competition.  For our VDS and FastObjects products, we compete with companies offering other database management systems. We face competition from traditional relational database management companies who are substantial competitors including Oracle, Computer Associates, Sybase, IBM and Microsoft.  We also face competition from object database companies including Object Design (which was acquired by Progress Software Corporation in 2002) and Objectivity, Inc. Additionally, some prospective customers attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Berkeley DB, a simplified database without query processing capability.

For Versant Open Access, competitors include other object-relational mapping products such as Hibernate, TopLink, other suppliers of products using the JDO standard, such as SolarMetric, and a variety of small vendors offering a variety of technical approaches.

Many of our competitors, and especially Oracle and Computer Associates, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours.  In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion and sale of their products and also may have more direct access to corporate decision-makers of key customers based on previous relationships Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of products we do not offer or compete with.  We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results and financial condition.

We depend on successful technology development.  We believe that significant research and development expenditures will continue to be necessary for us to remain competitive.  While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions.  Uncertainties affecting the success of software development project introductions include technical difficulties, delays in introductions of new products, market conditions, competitive products and consumer acceptance of new products and operating systems.

We also face certain challenges in integrating third-party technology with our products.  These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology providers, which may result in delays of the commercial release of new products.

We expect that evolving industry standards will affect our business. For example, the EJB 3.0 standard (JSR 220) for data storage in the Java 2 Enterprise Edition will offer risks and opportunities for Versant. The principal risk is that this technology may stimulate the creation of a broader range of competitors, some of whom will offer applications bundled with application servers. The opportunity is that we expect a very large number of applications to be built with programming interfaces that can readily use Versant products to gain performance and other advantages. In the .NET market, Microsoft has experimented with an object-relational tool, code-named ObjectSpaces, but has withdrawn the tool saying any offering would be beyond the release of their product, code-named “Longhorn”.

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

We may be subject to claims of intellectual property infringement. We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows.  For example, in the last quarter of fiscal 2004 we were served with a complaint filed by Systems America, Inc. alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002 and that Mokume had interfered with certain business relationship of Systems America.  We believe these claims lack merit and intend to defend them vigorously if they are pursued.  However, any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, which could have a material adverse effect upon our business, operating results and financial condition.

We depend on our personnel, for whom competition is intense.  Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business.  Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Our current financial position and recent declines in our stock price may make it more difficult to attract and retain highly talented individuals due to constraints on our ability to offer compensation at levels that may be offered by larger competitors.

Risks Related to our Stock

Our common stock is listed on the Nasdaq SmallCap Market.  We do not currently meet the listing requirements necessary for our common stock to be listed on the Nasdaq National Market System (“NMS”).  Effective October 1, 2002, we transferred the listing of our common stock from the NMS to the Nasdaq SmallCap Market.  The listing of our common stock on The Nasdaq SmallCap Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to re-list our common stock on the NMS.

In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, we must satisfy the Nasdaq SmallCap listing requirements, and there can be no assurance that we will be able to do so.  Although the continued listing requirements of the Nasdaq SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the $1.00 minimum price requirement, and that either (i) we have shareholders’ equity of $2,500,000, or (ii) we have $500,000 in net income or (iii)  the market value of our publicly held shares be $35 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the Nasdaq Stock Market that, because our common stock had traded at a price below $1.00 per share for thirty consecutive trading days, we must regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the Nasdaq SmallCap Market.   To regain compliance with this continued listing requirement, our common stock must have a $1.00 or greater minimum bid price for a minimum of least ten consecutive trading days, or possibly longer as may be required by Nasdaq pursuant to its Marketplace Rules.  Under Nasdaq’s current Marketplace Rules, we have been provided a grace period until March 14, 2005 to achieve compliance with the $1.00 minimum price requirement.  If we have not regained compliance with this requirement by March 14, 2005, then we will potentially be eligible for further grace periods which could extend beyond six months depending upon our ability to meet Nasdaq SmallCap Market initial listing requirement, an important element of which is meeting a minimum net shareholders’ equity requirement of $5 million. Our net shareholders’ equity at October 31, 2004 was approximately $22.9 million. If we experience difficulty in regaining compliance with the $1.00 minimum price requirement, we may need to consider adoption of a reverse stock split to obtain compliance.  Due to these circumstances, there exists a significant risk that our common stock could cease to qualify for listing on the Nasdaq SmallCap Market. If our common stock is delisted from trading on the Nasdaq SmallCap Market, then the trading market for our common stock, and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired and the market price of Versant’s common stock may decline significantly.

We may engage in future acquisitions that dilute our shareholders and cause us to incur debt or assume contingent liabilities.  As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  In the event of any future acquisitions, we could:

•      pay amounts of cash to acquire assets or businesses;

•      issue stock that would dilute current shareholders’ percentage ownership;

•      incur debt; or

•      assume liabilities.

Such acquisitions also involve numerous risks, including:

•      problems combining the acquired operations, technologies or products or integration of new personnel;

•      the incurrence of unanticipated costs in completing such acquisitions or in inheriting unforeseen liabilities and expenses of acquired businesses;

•      diversion of management’s attention from our core business;

•      adverse effects on existing business relationships with suppliers and customers;

•      risks associated with entering markets in which we have no or limited prior experience; and

•      potential loss of key employees of purchased organizations.

There can be no assurance that we will be able to successfully integrate any acquired businesses, products or technologies that we might purchase in the future.

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

We may desire or need to raise additional funds through debt or equity financings, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to rights of new investors.  We may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Foreign currency hedging instruments.  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material.  Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies.  We currently do not use financial instruments to hedge these operating expenses.  We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. In addition, a substantial portion of our cash balances is held in foreign financial institutions and is subject to exposure from adverse movements in foreign currency exchange rates.

We do not use derivative financial instruments for speculative trading purposes.

Interest rate risk.  Our cash equivalents primarily consist of money market accounts, accordingly, our interest rate risk is de minimus.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Versant Corporation

We have audited the accompanying consolidated balance sheets of Versant Corporation and subsidiaries (the “Company”) as of October 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versant Corporation and subsidiaries as of October 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended October 31, 2004 and 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements as of October 31, 2003 have been restated to reflect the accounting change discussed in Note 2.

/s/ Grant Thornton LLP
December 14, 2004
San Francisco, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Versant Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Versant Corporation and subsidiaries for the year ended October 31, 2002.  In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule listed in Item 15(a)2.  These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in shareholders’ equity of Versant Corporation and subsidiaries for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended October 31, 2002.

/s/ KPMG LLP

Mountain View, California
November 26, 2002 (except as to Note 2,
which is as of February 14, 2005)

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2004	October 31, 2003
		As restated
ASSETS
Current assets:
Cash and cash equivalents	$3,313	$2,991
Restricted cash	320	320

Accounts receivable, net of allowance for doubtful accounts of $368 and $258 at October 31, 2004 and 2003, respectively	5,121	4,023
Other current assets	823	623
Total current assets	9,577	7,957

Property and equipment, net	742	1,232
Other assets	561	543
Intangibles, net of accumulated amortization of $414 and $91 at October 31, 2004 and 2003, respectively	4,770	389
Goodwill, net	16,895	948
	$32,545	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$500
Accounts payable	839	739
Accrued liabilities	4,307	2,148
Current portion of deferred revenue	3,027	3,905
Current portion of deferred rent	93	63
Total current liabilities	8,266	7,355

Long-term liabilities, net of current portion:

Long-term portion of deferred revenue	43	83
Long-term restructuring liabilities	1,120	—
Long-term portion of deferred rent	237	309
Total long-term liabilities	1,400	392

Commitment and Contingencies (Note 5)

Shareholders’ equity:
Convertible preferred stock, Authorized 3,000 shares, issued and outstanding 0 and 1,314 in 2004 and 2003, respectively	—	7,772

Common stock, Authorized 75,000 shares, issued and outstanding 34,698 and 14,648 at October 31, 2004 and 2003, respectively, no par value	94,021	55,096
Deferred Compensation	(146)	—
Accumulated deficit	(71,565)	(59,568)
Accumulated other comprehensive income	569	22
Total shareholders’ equity	22,879	3,322
	$32,545	$11,069

See accompanying notes to consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

		Year Ended
	October 31, 2004	October 31, 2003	October 31, 2002

Revenue:
License	$9,686	$9,082	$10,106
Maintenance	6,783	6,076	5,300
Professional services	6,406	6,901	4,550
Total revenue	22,875	22,059	19,956

Cost of revenue:
License	457	843	902
Maintenance	1,516	1,312	1,291
Professional services	5,858	6,011	4,041
Amortization of intangibles	698	91	—
Total cost of revenue	8,529	8,257	6,234

Gross profit	14,346	13,802	13,722

Operating expenses:
Marketing and sales	8,026	7,698	7,854
Research and development	5,112	4,340	5,835
General and administrative	4,478	3,267	3,440
Restructuring costs	3,271	—	—
Impairment of Intangibles	1,024	—	—
Non cash stock expense (1)	86	1,209	—
Amortization of goodwill	—	—	202
Total operating expenses	21,997	16,514	17,331

Loss from operations	(7,651)	(2,712)	(3,609)

Other income, net :	119	397	287
Loss from continuing operations before taxes and deemed dividend	(7,532)	(2,315)	(3,322)
Provision for income taxes	88	74	68
Net loss from continuing operations before deemed dividend	(7,620)	(2,389)	(3,390)
Deemed dividend to preferred shareholders	(2,422)	—	—
Net loss from continuing operations attributable to common shareholders	(10,042)	(2,389)	(3,390)
Loss from discontinued operations, net of income tax	(1,646)	—	—
Loss from sale of discontinued operations, net of income tax	(309)	—	—
Net loss	$(11,997)	$(2,389)	$(3,390)

Basic and diluted loss per share:
Net loss from continuing operations attributable to common shareholders	$(0.32)	$(0.17)	$(0.28)
Loss from discontinued operations, net of income tax	$(0.05)	$—	$—
Loss from sale of discontinued operations, net of income tax	$(0.01)	$—	$—

Net loss attributable to common shareholders	$(0.38)	$(0.17)	$(0.28)

Basic and diluted weighted average shares used in per share calculations	31,173	13,682	12,267

See accompanying notes to consolidated financial statements.

(1) Non-cash stock expense is allocated among the expense classifications as follows:

	Twelve months ended October 31
	2004	2003	2002
	(In thousands)
Research and development expense	$25	$—	$—
Marketing and sales expense	25	5	—
General and administrative expense	36	1,204	—
Total non-cash stock expense	$86	$1,209	$—

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

							Accumulated
							Other Comp-	Total	Total Comp-
	Convertible Preferred		Common		Deferred	Accumulated	rehensive	Shareholders’	rehensive
	Shares	Amount	Shares	Amount	Comp	Deficit	Income	Equity	Income (loss)

Balance at October 31, 2001, as restated	1,313,743	$7,772	12,130,803	$52,465	$—	$(53,789)	$117	$6,565

ESPP and exercises of stock options	—	—	245,512	325		—		$325
Stock based compensation cost associated with the issuance of common shares for consulting services	—	—	—			—
Repurchase of common shares	—	—				—
Net loss	—	—		—		(3,390)		$(3,390)	$(3,390)
Other comprehensive income, net of tax:		—
Foreign currency translation adjustments	—	—	—	—		—	76	76	$76
Total comprehensive loss									$(3,314)

Balance at October 31, 2002, as restated	1,313,743	$7,772	12,376,315	$52,790	—	$(57,179)	$193	$3,576

ESPP and exercises of stock options	—	—	97,696	72		—		$72
Exercise of stock options			113,229	105				$105
Stock based compensation			674,800	1,209				$1,209
Issuance of common stock in Mokume acquisition			1,385,600	920				$920
Net loss	—	—	—	—		(2,389)		$(2,389)	$(2,389)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—			(171)	$(171)	$(171)
Total comprehensive loss									$(2,560)

Balance at October 31, 2003, as restated	1,313,743	$7,772	14,647,640	$55,096	$—	$(59,568)	$22	$3,322

ESPP	—	—	299,274	198				$198
Exercise of stock options			283,938	270				$270
Conversion of preferred stock to common	(1,313,743)	(7,772)	3,941,229	7,772				$—
Inducement to preferred stockholders relating to conversion of preferred stock and modification of warrants				2,422		(2,422)		$—	$(2,422)
Issance of common stock and options in connection with Poet acquisition			15,525,342	28,330	(299)			$28,031
Amoritzation of unearned stock based compensation					86			$86
Cancellation of unvested Poet stock options				(67)	67			$—
Net loss before deemed dividend	—	—				(9,575)		$(9,575)	$(9,575)
Foreign currency translation adjustments	—	—	—	—			547	$547	$547
Total comprehensive loss									$(11,450)
Balance at October 31, 2004	—	$—	34,697,423	$94,021	$(146)	$(71,565)	$569	$22,879

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	October 31,	October 31,	October 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,997)	$(2,389)	$(3,390)
Deemed dividend	2,422	—	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write off of leasehold improvements in conjuction with restructuring	$200	$—	$—
Depreciation and amortization	1,557	987	1,333
Write-down of goodwill	707	—	—
Write -down of intangibles	317	—	—
Stock based compensation	86	1,209	—
Write off of equipment	65	22	50
Loss on sale of Catalog business	309	—	—
Provision for doubtful accounts receivable	87	(132)	296
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(93)	106	2,185
Other current assets and inventory	237	723	(90)
Other assets	—	(522)	(21)
Accounts payable	(305)	(553)	53
Accrued liabilities	1,707	(916)	490
Deferred revenue	(1,780)	405	2
Deferred rent	(42)	(31)	(399)
Net cash provided by (used in) operating activities	(6,523)	(1,091)	509

CASH FLOWS FROM INVESTING ACTIVITIES:
Mokume acquisition costs	$—	$(260)	$—
Cash acquired in Poet Holdings acquistion net of acquistion costs	5,931	—	—
Proceeds from sale of catalog solutions business	1,223	—	—
Purchase of FastObjects, Inc., net of cash received	(301)	—	—
Purchase of JDO Genie technology	(200)	—	—
Purchase of property and equipment	(262)	(267)	(3)
Proceeds from sale of property and equipment		—	25
Net cash provided by (used in) investing activities	6,391	(527)	22

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	$468	$177	$325
Net borrowings (payments) under short-term note and bank loan	(500)	500	(550)
Principal payments under capital lease obligations	—	(4)	(56)
Net cash provided by (used in) financing activities	(32)	673	(281)

EFFECTS OF EXCHANGE RATE CHANGES	486	(171)	76

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	322	(1,116)	326
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,311	4,427	4,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,633	$3,311	$4,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$3	$2	$1
Foreign withholding and state income taxes	89	74	62

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Preferred Shares	$7,772	$—	$—
Deemed dividend to preferred shareholders	2,422	—	—
Common stock issued in conjunction with Poet acquisition	25,928	—	—
Options issued in conjuction with Poet acquisition, net of intrinsic value of unvested options	2,103
Mokume acquisition for common stock	—	920	—
Non cash stock compensation	86	1,209	—

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

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

As of October 31, 2004, the Company had not achieved business volume sufficient to restore profitability and positive cash flow consistently, on an annual basis.  The Company operated at a net loss of $12 million in 2004, $2.4 million in 2003 and $3.4 million in 2002. Management anticipates funding future operations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts will be successful, if required.

2.         Restatement of Consolidated Financial Statements

The Company is restating its consolidated financial statements for the fiscal years 1999 through 2003. As disclosed in the Company’s Amendment to Form 10-Q filed September 14, 2004 with respect to the Company’s fiscal quarter ended April 30, 2004, the Company discovered the restatement as a result of a review of the 1999 accounting for the initial issuance of Series A preferred stock. This review was triggered in connection with the conversion of the outstanding Series A preferred stock into common stock during the quarter ended April 30, 2004.

This restatement of the consolidated financial statements corrects the application of EITF 98-5. “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The outcome of the Company’s review resulted in an increase in both preferred stock and accumulated deficit of $2,859,650, which is attributable to the initial issuance of the Series A preferred stock in 1999. The initial issuance of the Series A preferred stock gave rise to a beneficial conversion discount in the amount of $2,859,650 for the three and nine months ended September 30, 1999, because the preferred stock was immediately convertible at its issuance date at a conversion price below the then market price of the Company’s common stock. The discount assigned to the beneficial conversion feature should have resulted in an increase to preferred stock and accumulated deficit on our balance sheet in the amount of $2,859,650 in July 1999.  This increase was not recorded in 1999 and we have restated the accompanying consolidated balance sheets accordingly.  This adjustment did not impact the previously reported shareholders’ equity in total.  The following table summarizes the impact of the adjustment described above on the Company’s statement of shareholders’ equity for the three years ended October 31, 2003 and the Company’s balance sheet as of October 31, 2003:

	As Previously Reported	Adjustment amount	As Restated
		(in thousands)
Balance at October 31, 2001:
Preferred Stock	$4,912	$2,860	$7,772
Accumulated Deficit	$(50,929)	$(2,860)	$(53,789)

Balance at October 31, 2002:
Preferred Stock	$4,912	$2,860	$7,772
Accumulated Deficit	$(54,319)	$(2,860)	$(57,179)

Balance at October 31, 2003:
Preferred Stock	$4,912	$2,860	$7,772
Accumulated Deficit	$(56,708)	$(2,860)	$(59,568)

3.         Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries located in the United Kingdom, France, Germany, and India.  All significant inter-company balances and transactions are eliminated in consolidation.

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

Fair Value of Financial Instruments

At October 31, 2004 and October 31, 2003, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximated their fair values since they were short-term in nature. As of October 31, 2003, debt approximated fair value as it was short-term in nature and had stated interest rates based on current market rates.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking and money market accounts, of which $320,000 is restricted cash due to the Company’s payroll processing arrangement. As of October 31, 2004 and 2003 cash balances held in foreign financial institutions were $1.7 and $1.2 million, respectively.

Property and Equipment

Property and equipment, at cost, consisted of the following:

	10/31/04	10/31/03
	(in thousands)
Computer equipment	$4,845	$3,965
Furniture and fixtures	2,167	1,967
Software	1428	686
Leasehold improvements	1,178	1,178
	9,618	7,796
Less—accumulated depreciation and amortization	(8,876)	(6,564)
	$742	$1,232

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from two to seven years. Leased assets and leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the lease.

Reserve for Doubtful Accounts

The Company initially records our provision for doubtful accounts based on historical experience and then adjusts this provision at the end of each reporting period based on a detailed assessment of the Company’s accounts receivable and allowance for doubtful accounts.  In estimating the provision for doubtful accounts, the Company considers, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (i.e. license, consulting, maintenance, etc.); (iv) the Company’s historical provision for doubtful accounts; (v) the credit-worthiness of each customer; (vi) the economic conditions of the customer’s industry; and (vii) general economic conditions.

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

Goodwill

The Company accounts for purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respect fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any are charged to operations at the acquisition date.

For the purpose of testing for goodwill impairment in our single Data Management operating segment we have aggregated the goodwill for the following acquisitions:

•      Versant Europe, acquired in 1997

•      Poet, acquired on March 18, 2004

•      Technology of JDO Genie, acquired on June 30, 2004

•      FastObjects, Inc. the former exclusive distributor of Poet’s database product line in North America, acquired on July 6, 2004

In July 2004, Versant assessed that the carrying value of intangible assets and goodwill acquired through our acquisition of Mokume Software, Inc., in November 2002 had been fully impaired.  While Versant believes that the need exists in the marketplace for a product such as VRTF, our primary operational focus since merging with Poet, in March 2004, has been on integrating the two companies and leveraging their respective object database and data access product suites, with the goal of increasing Versant’s accessible market.  Versant has determined that this objective requires priority and a greater dedication of resources within its organization such that we cannot distract or dilute our efforts in this regard by continuing with the more early stage real time initiative addressed by VRTF.  Consequently Versant recorded approximately $1.0 million related to the write-off of remaining Mokume intangible assets and goodwill.

The Company tests goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the reporting unit level (which in our case is at the consolidated company level) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. The Company uses the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of the Company’s assets is estimated by summing the fair value of its equity (as indicated by our publicly traded share price and shares outstanding plus a control premium), debt and current liabilities. Under this approach, if the estimated fair value of its assets is greater than the carrying value of these assets then there is no goodwill impairment. If the estimated fair value of our assets is less than the carrying value of these assets then a memo allocation of the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination is required. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than that reporting unit’s goodwill carrying amount and would be recorded in earnings during the period of such impairment.

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

Had SFAS 142 been effective in fiscal 2002, reported net income and earnings per share would have been adjusted as follows:

	For the Year Ended October 31,
	2004	2003	2002
	(in thousdands, except per share amounts)
Reported net loss	$(11,997)	$(2,389)	$(3,390)
Add back: Goodwill amortization			202
Adjusted net loss	$(11,997)	$(2,389)	$(3,188)

Basic and diluted loss per share:
Reported net loss	$(0.38)	$(0.17)	$(0.28)
Goodwill amortization			$0.02
Adjusted net loss	$(0.38)	$(0.17)	$(0.26)

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The recoverability test compares the carrying amount of the asset or asset group to the expected undiscounted net cash flows to be generated by these assets. If the carrying amount of the asset or asset group is less than the expected undiscounted net cash flows to be generated by these assets, an impairment loss in recorded in earnings during the period of such impairment and is calculated as the excess of the carrying amount of the asset or asset group over its estimated fair value.

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

Accrued Liabilities

Short-term and long-term accrued liabilities consisted of the following:

	10/31/04	10/31/03
	(in thousands)
Payroll and related	$1,093	$934
Customer deposits	457	72
Taxes payable	81	14
Restructuring accrual (1)	2,611
Other	1,185	1,128
Total	$5,427	$2,148

(1) See note # 5

Deferred Revenue

Deferred revenue represents amounts received from customers under license and maintenance agreements that the Company is not yet entitled to recognize as revenue because the earnings process has not been completed.

Deferred revenue consisted of the following:

	10/31/04	10/31/03
	(in thousands)
Maintenance	$3,018	$3,655
Training and consulting	49	31
License	3	302
Total	$3,070	$3,988

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.   Revenue consists mainly of revenue earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”), and agreements for consulting and training activities.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific-objective-evidence the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

Revenue from software license arrangements, including prepaid license fees, is recognized when all of the following criteria are met:

•      Persuasive evidence of an arrangement exists.

•      Delivery has occurred and there are no future deliverables except PCS.

•      Fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2; and

•      Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net, are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with deployment schedules.  Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables.  In addition, the volume of extended payment term arrangements has dramatically reduced since fiscal 2000 consistent with customers adopting a more conservative approach to software purchases and their reluctance to prepay for licenses prior to usage. We have not granted extended payment terms beyond one year.

If an acceptance period or other contingency exists, revenue is not recognized until satisfaction of the contingency, customer acceptance or expiration of the acceptance period, as applicable. Our license fees are non-cancelable and non-refundable and we do not make concessions or grant a refund for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of our software.  Therefore a customer’s delay or acceleration in his deployment schedule does not impact our revenue recognition. Revenue from related PCS for all product lines (with the exception of deployments of FastObjects products) is billed in advance of the service being provided and is deferred and recognized on a straight-line basis over the term of the PCS, which is generally twelve months. PCS revenue from deployments of the FastObjects product line is paid in arrears of the service being provided and is recognized as revenue at the time the customer provides a report to us for deployments made during a given period. Training and consulting revenue is recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

We categorize our customers into two broad groups, End Users and Value Added Resellers (“VARs”). Our End User customers are companies who use our products internally and do not redistribute the product outside of their corporate organizations. Our VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to external third party customers, either individually or as part of an integrated product. We license our data management products through two types of perpetual licenses—development licenses and deployment licenses.

Development licenses are typically sold on a per seat basis and authorize a customer to develop an application program that uses our software product.

Before an End User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and FastObjects varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR’s applications and sold directly to end-users.  VARs are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenue is recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

Revenue from our resale of third-party products is recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions and we assume the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When we do not assume the risks and rewards of ownership, revenue from our resale of third-party products or services is recorded at contract value net of the cost of sales.

In the rare case that a customer requests engineering work for porting our product to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical work, we recognize revenue in accordance with SOP 81-1 and use either the percentage of completion or completed contract methods for recognizing revenue.  We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question.  We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified.  Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized.  When using the percentage of completion method, the following conditions must exist:

•      An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

•      The buyer can be expected to satisfy his obligations under the contract.

•      Versant can be expected to satisfy its obligations under the contract.

The completed contract method is used when reasonable or dependable estimates cannot be made. As a result, in such situations we defer all revenue until such time as the work has been completed.

Discontinued Operations

The results of operations for lines of business sold or held for sale and the related gains or losses from sale are reported as discontinued operations I they meet certain criteria outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Comprehensive loss

Accumulated and other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of cumulative foreign currency translation adjustments. The tax effects of the components of the comprehensive loss are insignificant.

	Fiscal Year Ended	Three Months Ended
	10/31/2004	10/31/2003
	(in thousands)
Net loss	$(11,997)	$(2,389)
Foreign currency translation adjustment	$547	$(171)
Comprehensive loss	$(11,450)	$(2,560)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding.  Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares.  The dilutive effect of stock options is computed using the treasury stock method, and the dilutive effect of convertible preferred stock is computed using the if converted method.  Dilutive securities are excluded from the diluted net loss per share computation if their effect is anti-dilutive.

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations is as follows (in thousands, except per share amounts):

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amount)
FOR THE YEAR ENDED OCTOBER 31, 2004:
Basic and diluted net loss per share	$(11,997)	31,173	$(0.38)
FOR THE YEAR ENDED OCTOBER 31, 2003:
Basic and diluted net loss per share	$(2,389)	13,682	$(0.17)
FOR THE YEAR ENDED OCTOBER 31, 2002:
Basic and diluted net loss per share	$(3,390)	12,267	$(0.28)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Year Ended	Year Ended	Year Ended
	10/31/04	10/31/03	10/31/02
		(in thousands)
Shares issuable under stock options	4,598	3,918	3,947
Shares issuable pursuant to warrants to purchase common stock	1,312	1,333	1,333
Shares issuable upon conversion of preferred stock	—	2,627	2,627
	5,910	7,878	7,907

The weighted average exercise price of stock options outstanding was $3.12, $2.66, and $3.35 as of October 31 2004, October 31, 2003, and October 31, 2002, respectively. The weighted average exercise price of warrants was $1.84 for Fiscal year end October 31, 2004 and $2.13 for fiscal year end October 31, 2003 and October 31, 2002.

Stock-based Compensation

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We record and measure deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed over the vesting period of the related stock option, which is generally up to four years. Had compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No.123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands except for per share amounts):

		Year Ended 10/31/2004	Year Ended 10/31/2003	Year Ended 10/31/2002
		(in thousands, except per share amount)
Net loss	As reported	$(11,997)	$(2,389)	$(3,390)
Stock compensation recognized under APB 25		86	1,209	—
Compensation expense under SFAS 123 related to:
Stock based compensation		(813)	(2,570)	(2,057)
Employee stock purchase plans		(157)	(109)	(138)
	Pro forma	$(12,881)	$(3,859)	$(5,585)

Basic net loss per share	As reported	$(0.38)	$(0.17)	$(0.28)
	Pro forma	$(0.41)	$(0.28)	$(0.46)

Diluted net loss per share	As reported	$(0.38)	$(0.17)	$(0.28)
	Pro forma	$(0.41)	$(0.28)	$(0.46)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	10/31/2004	10/31/2003	10/31/2002
Risk free interest rate	2.78%	2.25%	3.50%
Dividend yield	0%	0%	0%
Volatility	129%	113%	107%
Expected life	3 years	3 years	3 years

The fair value of employee stock purchase rights granted under the 1996 Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	October 31,	October 31,	October 31,
	10/31/2004	10/31/2003	10/31/2002
Risk free interest rate	1.97%	1.81%	2.39%
Dividend yield	0%	0%	0%
Volatility	145%	107%	107%
Expected life	0.5-2 years	0.5-2 years	0.5-2 years

Segment and Geographic Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

The Company operates in North America, Europe and Asia Pacific. In general, revenues are attributed to the country in which the contract originates.

	Twelve Months Ended 10/31/04	Twelve Months Ended 10/31/03	Twelve Months Ended 10/31/02
	(in thousands)
Total Revenues by Region:
North America	$14,457	$16,622	$13,510
Europe	7,689	4,690	5,360
Asia Pacific	729	747	1,086
	$22,875	$22,059	$19,956

Long-lived assets by region are as follows:

	Twelve Months Ended 10/31/04	Twelve Months Ended 10/31/03	Twelve Months Ended 10/31/02
	(in thousands)
Total Long-lived assets by Region:
North America	$579	$1,290	$1,965
Europe	605	148	120
Asia Pacific	119	151	110
	$1,303	$1,589	$2,195

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

In the years ended October 31, 2004, 2003 and 2002, IBM represented 17%, 19%, and 14% of total revenues, respectively. In the fiscal year ended October 31, 2004 and 2003 IBM represented 14%, and 13% of the outstanding accounts receivable balance, respectively.  Additionally, we had two other customers in Fiscal year 2003 that each represented 15% of the accounts receivable balance. One customer represented 15% of accounts receivable at October 31, 2002.

4. Discontinued operations

On September 16, 2004, the Company completed its sale to ems ePublishing AG, a privately held German company based in Karlsruhe, Germany (“EMS”), of all the stock of Poet GmbH, an indirect Versant subsidiary that owns the assets and employs the personnel of Versant’s Catalog Solutions Business (the “Catalog Business”). The sale was consummated pursuant to a Share Purchase and Transfer Agreement dated September 13, 2004 (the “Sale Agreement”) between EMS and Poet Software GmbH, another subsidiary of Versant (“Poet Software”) that owned all the shares of Poet GmbH.  Pursuant to the Sale Agreement, EMS agreed to assume the operations of the Catalog Business.

The Catalog Business was originated by Poet and acquired by Versant in connection with its March 2004 merger with Poet.  This business involves the development and sale of software product lines that enable companies to create, manage, customize and distribute electronic sales catalogs to conduct business-to-business e-commerce transactions.  The principal assets disposed of in the sale of the Catalog Business to EMS include the X-Solutions and eSupplier Solutions product lines, including the Poet X-Buy, Poet X-Market, Poet X-Sell, Poet eSupplier Port, Poet eSupplier Web and Poet eSupplier Link products, related rights to those products and customer agreements of the Catalog Business as well as the transfer of Catalog Business personnel.  Pursuant to the Sale Agreement, it was also agreed that Poet GmbH (now owned by EMS) may use the “Poet” trade name and mark in connection with data processing and software businesses and that Versant, its subsidiary Poet Holdings, Inc. and their affiliates agreed to cease their use of the “Poet” trade name or mark effective as of January 1, 2005. In addition, pursuant to the Sale Agreement Poet Software granted Poet GmbH certain non-exclusive rights to certain Poet database software for use with certain existing Poet GmbH customer contracts.

In exchange for the shares of Poet GmbH, EMS has paid Poet Software a closing cash payment of 1,000,000 euros and agreed to pay a further 172,000 euros for a total of 1,172,000 euros cash consideration (or approximately $1.4 million USD). In addition EMS has agreed to pay a royalty on future revenues of Poet GmbH’s Catalog Business over the ten-month period following the signing of the Sale Agreement in an amount equal to 30% of all Poet GmbH’s catalog solutions business revenues which:  (a) exceed 800,000 euros (or approximately $1,048,000 USD based on current exchange rates) during the period from September 1, 2004 to December 31, 2004;  (b) exceed 600,000 euros (or approximately $786,000 USD based on current exchange rates) during the period from January 1, 2005 to March 31, 2005; and (c) exceed 600,000 euros (or approximately $786,000 USD based on current exchange rates) during the period from April 1, 2005 to June 30, 2005.

The following tables show the results of the Company’s discontinued catalog solutions business from March 18, 2004 (the effective date of the Poet merger) through the date of disposition and summarize the components on the Company’s loss from the sale of the catalog solutions business.  The book value of Poet GmbH’s net assets at the date of sale were comprised of approximately $405,000 trade receivables, approximately $65,000 of net fixed assets and approximately $47,000 other assets offset by approximately $12,000 accounts payable and approximately $225,000 other liabilities.

Loss from discontinued operations, net of income tax

	Twelve months ended October 31,
	2004	2003
	(in thousands)
Total revenue	$1,165	—
Total cost of revenue	758	—
Gross Profit	407	—

Operating Expenses	2,053	—
Loss From Operations	(1,646)	—
Other Income, Net	—	—
Loss before Taxes	(1,646)	—
Provision for income taxes	—	—
Net Loss	$(1,646)	$—

Loss from the sale of discontinued operations, net of income tax

Twelve months ended
October 31,
2004
(in thousands)
Cash payments received or receivable from EMS	$1,442

Book value of Poet GmbH’s net assets at date of sale	(280)

Write-off of catalog business intangible assets	(1,471)

Loss on sale	$(309)

5. Restructuring Costs

During the second quarter of fiscal 2004, we implemented a restructuring plan aimed at optimizing performance in our catalog business that was acquired as part of the merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   As a result, we incurred costs related to employee severance payments, related benefit and outplacement expenses totaling approximately $400,000 that were recorded as restructuring costs in operating expenses during the second and third quarters of fiscal 2004. Given that our catalog business was acquired in September 2004 by EMS and EMS assumed all assets, liabilities and employees of the catalog business, all obligations under this restructuring plan have been fulfilled as of October 31, 2004.

During October 2004 we committed to an additional restructuring plan to take the following actions in an effort to reduce operating expenses in our data management business:

Restructuring Action	Restructuring Expense recorded in Quarter ending October 31, 2004
		Cash Impact
		Amount	Estimated Timing
	(in thousands)
15% workforce reduction and separation costs	$550	$550	Paid in October 2004 through February 2005

Closure of certain European offices and reduction in utilization of leased space for California headquarters, by approximately 50%	$2,107	No cash impact above original lease commitment	Paid in monthly installments through May 2007
Write-off of leasehold improvements relating to the unutilized portion of the office space mentioned above	$200	No Cash impact	N/A
Total	$2,857	$550

The Company took these actions in order to streamline its operations and minimize redundancies in light of its acquisitions of Poet Holdings Inc., FastObjects, Inc. and the assets of JDO Genie (PTY) Ltd. during 2004 and in general to reduce ongoing operating expenses in an effort to improve operating results and conserve working capital.   The Company completed these actions by October 31, 2004, and no additional charges related to these actions are anticipated in fiscal 2005.

As a result of these actions, the Company currently expects to realize annual savings in operating expenses as follows:

	Twelve months ended 10/31
	2005	2006	2007	Total
	(in thousands)
Expected benefits of plan
Cost of professional services and maintenance	$464	$464	$416	$1,344
Marketing & sales expense	452	452	429	1,333
Research & development expense	1,432	1,432	1,297	4,161
General & administrative expense	440	440	394	1,274
	$2,788	$2,788	$2,536	$8,112

Total cost of restructuring				2,857
Net total benefit of plan				$5,255

The following table summarizes the Company’s restructuring activity through October 31, 2004:

	Consolidated
	Employee Severance	Fixed Assets	Lease Terminations	Total

Opening Balance at October 31, 2003	$—	$—	$—	$-
Additions charged to Statement of operations	964	200	2,107	3,271
Additions charged to Goodwill	192	—	—	192
Cash Paid	(652)	—	—	(652)
Non Cash	—	(200)	—	(200)
Acrrual Balance @ October 31, 2004	$504	$—	$2,107	$2,611

6. Acquisitions

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

The total purchase price was $29,967,916, and consisted of the following:

a)     A total of 11,089,542 shares of Poet commons stock exchanged for 15,525,342 shares of Versant stock, valued at $25,927,321, using a fair value per share of $1.67 per share.  The fair value per share of $1.67 was computed using Versant’s average stock price five days before and five days after the acquisition, eliminating the high and the low prices in that date range;

b)    A total of 1,274,834 options to purchase shares of Poet common stock exchanged for 1,784,780 equivalent options to purchase shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested options in the amount of $299,546);

c)     Direct transaction costs of $1,937,316.

The fair value of the options assumed in the transaction was determined using the Black-Scholes option-pricing model and the following weighted average assumptions: expected life of 5 years, risk-free interest rate of 2.91%, expected volatility of 130% and no expected dividend yield.  This acquisition was accounted for as a purchase and the purchase price is summarized as follows:

Value of Versant Stock issued	$25,927,321
Value of options issued	2,402,825
Intrinsic value of unvested options	(299,546)
Direct transaction costs	1,704,651
Additional Direct transaction costs	232,665
Total purchase price	$29,967,916

Under the purchase method of accounting, the total purchase price was allocated to Poet’s net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the merger, with the excess of the purchase price resulting in the establishment of goodwill, which is amortizable over 15 years, for taxation purposes.

Standard valuation procedures and techniques were utilized in determining the fair value.  Each intangible asset was valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in our expected future after-tax cash flows generated by the respective developed technology and trade names/trademarks were then discounted to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

In conjunction with the purchase, $299,546 of deferred compensation cost was recorded representing the intrinsic value of unvested options issued to former Poet employees. This amount is being amortized to compensation expense in accordance with the vesting terms of the related options. As a result of restructuring discussed above, certain former Poet employees were terminated in the fourth quarter of fiscal 2004 and $67,000 of unearned compensation relating to unvested options of these employees were reversed through equity.  For the Fiscal year ended October 31, 2004, $86,275 was recognized as compensation expense.

Based upon the preliminary evaluation,  the allocation of the purchase price and management’s estimate of fair value based upon the preliminary valuation, the purchase price allocation, was as follows:

Tangible assets acquired	$10,072,330
Intangible assets	5,963,000
Goodwill	15,819,082
Additional Goodwill	232,665
Total assets acquired	32,087,077
Liabilities assumed	(1,819,615)
Deferred Compensation	(299,546)
Net assets acquired	$29,967,916

Upon the consummation of the Poet transaction, we allocated $1,100,000 to customer relationships and $6,300,000 to developed technology for a total of  $7,400,000  of amortizable intangible assets with estimated useful lives of 7 years, which represented our best estimates of expected customer attrition and the expected economic life of the acquired technology.  Poet’s database business represented $4,300,000 of this amount. Based on our best estimates as of March 18, 2004 (the date we consummated our merger with Poet), in our accounting for the merger with Poet we allocated $3,100,000 of the purchase price to developed technology and customer relationships attributable to Poet’s catalog solutions business.

Subsequent to consummation of the merger with Poet we continued efforts begun by Poet prior to the merger to structure the investment in the catalog solutions business to better correspond with our assessment of its near term business outlook. We continued to operate the catalog solutions business as a going concern due to existing customer contracts and to maintain the business value.  In tandem with these efforts, we began investigating the possibility of identifying a strategic partner or acquirer for this non-core element of Versant’s business and had been in contact with third parties for whom the catalog solutions business is more strategically aligned. As a result of these investigations and discussions with third parties, we reduced the carrying value of identifiable intangible assets attributable to the catalog solutions business by approximately $1,437,000 on our balance sheet as of July 31, 2004, to bring the carrying value of these assets down to approximately $1,500,000.  In September 2004, the Company completed the sale of the Catalog Solutions business to EMS (please see Note 4 – Discontinued Operations)

During the twelve-month periods ended October 31, 2004, we also recorded $570,902 in cost of revenue related to the amortization of acquired intangibles.  Amortization charged to income for the subsequent seven years is estimated, based on the October 31, 2004 intangible asset value, to be $613,351 for fiscal years 2005 through 2010, and $240,230 for fiscal year 2011.

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

In connection with the merger, Versant and Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”) entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) pursuant to which the Preferred Shareholders agreed to take certain actions to cause their 1,313,743 outstanding shares of Versant Series A Preferred Stock to be converted into 3,941,229 shares of Versant common stock effective upon consummation of the Poet merger. In exchange for this agreement, the number of shares of common stock issuable upon conversion of a share of Series A preferred stock was increased from two to three shares and, effective upon such conversion, warrants to purchase a total of 1,313,743 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year. The conversion of Series A Preferred stock and the modification of the outstanding warrants held by Preferred Shareholders resulted in an inducement to the Preferred Shareholders of $2,422,000, which represents the excess of the fair value of the consideration transferred to the holders of the preferred stock over the fair value of the preferred stock under the original terms and the excess of the fair value of the modified warrants over the fair value of such warrants under their original terms.

Fast Objects, Inc.

On June 25, 2004 the Company signed an agreement to acquire FastObjects, Inc., a US and Canadian distributor for the FastObjects database management products.  Completion of the acquisition was subject to the approval of certain closing conditions, which were met as of the acquisition date of July 6, 2004. Prior to the acquisition, the Poet subsidiary owned preferred shares representing approximately 19% of FastObjects stock.  The acquisition of FastObjects is part of the post-merger process of integrating Versant and Poet’s businesses.  In 2002, prior to its merger with Versant in March 2004, Poet, had spun off its North American field operation for its FastObjects product to FastObjects, Inc.  This acquisition allows Versant to bring FastObjects, Inc. product back into its regional distribution network in North America. The results of operations of FastObjects, Inc. were included in Versant’s income statement from July 6, 2004 onwards.

The total amount allocated to tangible and intangible assets and liabilities acquired was $636,249 and consisted of the following:

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

*The acquisition of FastObjects, Inc. increased our ownership stake in this company to 100% compared with the approximate 19% ownership position we enjoyed prior to the transaction. As a result of this increased ownership position our investment in this subsidiary was converted from the cost method of accounting to the equity method of accounting, resulting in a $35,020 increase to investment income with approximately $17,000 recorded in the three months ended April 30,2004 and the balance recorded in the three months ended July 31, 2004.

Under the purchase method of accounting, the total purchase price was allocated to FastObjects’ net tangible and identifiable intangible assets based upon their fair value as of the date of completion of the merger, with the excess of the purchase price resulting in the establishment of goodwill, which is amortizable over 15 years, for taxation purposes. Standard valuation procedures and techniques were utilized in determining the fair value.  Each intangible asset is valued based upon the estimated impact on our expected future after-tax cash flows. The net changes in the Company’s expected future after-tax cash flows generated by the customer relationships were then discounted to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.  Based upon the allocation of the purchase price and management’s estimate of fair value based upon the valuation of identifiable tangible and intangible assets, the purchase price allocation was as follows:

Tangible assets acquired	$144,253
Amortizable intangible assets	380,000
Goodwill	602,473
Total assets acquired	1,126,726
Liabilities assumed	(490,477)
Net assets acquired	$636,249

An amount of $380,000 has been allocated to amortizable intangible assets, which represents the Company’s valuation of the customer relationships we acquired in the acquisition.  The Company estimate useful life of these customer relationships to be 6 years given the turnover rate associated with traditional distributorships. During fiscal year ended October 31, 2004, the Compnay recorded $20,090 in cost of revenue related to the amortization of acquired intangibles. Amortization charged to income for the subsequent six years is $63,333 for fiscal years 2005 through 2009 and $43,244 for fiscal year 2010.

JDO Genie.

On June 27, 2004, Versant signed an asset purchase agreement to acquire the JDO Genie product line and its customers from JDO Genie (PTY) Ltd. (JDO Genie), a privately held South African company.   The transaction was consummated on June 30, 2004.  The acquisition of JDO Genie product allows Versant to provide a solution that can serve as the foundation for multiple data access products connecting applications to both object and relational databases. This arrangement also includes a one-year consulting contract with the JDO Genie development team, which includes objective-based bonus payments totaling $250,000.  These amounts are expensed as incurred and not included as part of the purchase price.

Our operations from June 30, 2004 reflect revenues and costs associated with our operation of the business of developing and marketing JDO Genie. The results of operations of JDO Genie were included in Versant’s income statement from June 30, 2004 onwards.

The total purchase price was $525,000, and consisted of the following:

a)     Cash payment of $200,000 made in July of 2004; and

b)    Deferred portion of purchase price of $325,000*

This acquisition was accounted for as a purchase and the price is summarized as follows:

Cash Payment	$200,000
*Deferred Payment	325,000
Total purchase price	$525,000

*Under the terms of the agreement entered into on June 27, 2004 with JDO Genie (PTY) LTD, pursuant to which we purchased the JDO Genie product, the deferred portion of the purchase price payable to JDO Genie (PTY) LTD was to be either:

a.  230,150 restricted shares of Versant common stock, if JDO Genie (PTY) LTD receives formal written approval to receive such shares from the South African Reserve Bank on or before September 27, 2004 (90 days after the closing of Versant’s purchase the JDO Genie product).  The approval period was subsequently extended by seven months, by mutual agreement amongst Versant and JDO Genie (PTY) LTD.  This number of shares represents the equivalent of $400,000 of such stock, based on the price of $1.73 per share, which price was contractually determined by using the average price of Versant common stock for the five days prior to executing the purchase agreement for the JDO Genie product.  These shares would be issued as restricted securities subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended; or

b.  Had the South African Reserve Bank not provided such formal approval of JDO Genie (PTY) LTD’s receipt of the shares of Versant common stock described above, within 90 days of the inception (which was subsequently extended as described above) of the agreement, then in lieu of the shares, Versant was to pay JDO Genie (PTY) LTD $325,000 on June 30, 2005.  However, the issuance of Versant common shares to JDO Genie was approved by the South African Reserve Bank on January 14, 2005 and, consequently, Versant will issue the 230,150 common shares to JDO Genie in the near future (see discussion below).

Under the purchase method of accounting, the total purchase price was allocated to JDO Genie’s net intangible assets based upon their fair value as of the date of completion of the asset purchase. Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon our valuation, the purchase price allocation, is as follows

Amortizable intangible assets	525,000
Net assets acquired	$525,000

An amount of  $525,000 has been allocated to amortizable intangible assets, which represents our valuation of the JDO Genie technology. We have estimated that the JDO Genie technology has a useful live of 5 years, which represents our best estimate of the expected economic life of the acquired technology. During fiscal year ended October 31, 2004, we recorded $35,000 in cost of revenue related to the amortization of acquired intangibles. Amortization charged to income for the subsequent five years is estimated, based on the October 31, 2004 intangible asset value, to be  $105,000 for fiscal years 2005 through 2008 and approximately $71,000 for fiscal year 2009.

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

As discussed above, the issuance of Versant common shares to JDO Genie was approved by the South African Reserve Bank on January 14, 2005 and, consequently, Versant will issue the 230,150 common shares to JDO Genie in the near future.  The adjustment of purchase price will be recorded during the quarter ending January 31, 2005, and we result in an increase in purchase price of $75,000 ($25,000 of which will be allocated to acquired technology, and the remaining $50,000 of which will be recorded as goodwill).  Versant will issue these shares in reliance upon the exemption(s) from registration provided by Section 4(2), and/or Regulation S under the Securities Act and/or Rules 505 or 506 of Regulation D promulgated under the Securities Act.  In relying upon these exemptions Versant considers the fact the issuance of the shares is being made to a single foreign corporate purchaser who is provided publicly available information about Versant and who was advised by legal counsel in connection with the transaction.  Versant also considers that JDO Genie has made appropriate investment agreements and representations to Versant regarding its sophistication, knowledge, investment intent and compliance with resale restrictions applicable to restricted securities under the Securities Act.  Versant has not agreed to register the shares issued to JDO Genie under the Securities Act.

Pro forma results of operations

The Pro forma condensed consolidated statements of operations are presented below as if the merger with Poet and the acquisition of FastObjects, Inc. had occurred on November 1, 2003 and November 1, 2002.  These pro forma figures do not include amounts for JDO Genie, as they are unavailable (in thousands except per share data).

	Twelve months ended October, 31
	2004	2003
Revenue	$25,935	$28,044
Net Income (loss)	$(8,587)	$(1,073)
Earnings (loss) per share	$(0.28)	$(0.08)

Mokume Software, Inc.

On November 19, 2002, the Company acquired 100% of the outstanding common stock of Mokume Software, Inc. (“Mokume”).   Mokume developed, real-time computing software solutions and related services for customers in the manufacturing industry to improve their business processes and logistics.  At the time of acquisition, the Company expected that its object database technology would be an integral part of the Company’s real-time solution offerings.

We incurred approximately $1.1 million of non-cash stock expense related to the acceleration of the vesting of employee owned shares, pursuant to an Amendment Agreement dated September 26, 2003, entered into with certain of the former stockholders of Mokume Software, Inc. (the “former Mokume stockholders”).  The Amendment Agreement amended the Agreement and Plan of Reorganization dated as of November 19, 2002 pursuant to which Versant acquired Mokume (the “Mokume Merger Agreement”).

Pursuant to the Mokume Merger Agreement, Versant originally issued 2,424,000 shares of its common stock (the “Mokume Shares”) to the former Mokume stockholders.  Under the terms of the Merger Agreement, Versant was entitled to repurchase from the former Mokume stockholders a total of 1,212,000 of the Mokume Shares (the “Contingent Shares”) at the price of $0.01 per share if certain contingencies related to the Mokume acquisition did not occur within a defined time period (the “Contingency”).  The Contingent Shares held by certain of the former Mokume stockholders were also subject to monthly vesting conditions based on their continued employment with Versant over a two-year period beginning on November 19, 2002.  In addition, all the shares issued to the former Mokume stockholders under the Mokume Merger Agreement were subject to potential forfeiture to Versant to satisfy claims for indemnification that might be asserted by Versant for breaches of Mokume’s representations and warranties under the Merger Agreement, subject to certain release conditions. The principal modifications to the Mokume Merger Agreement effected by the Amendment Agreement are summarized below.

•      A total of 363,600 of the Contingent Shares were forfeited by the former Mokume stockholders and cancelled without consideration and the remaining 848,400 Contingent Shares are no longer subject to forfeiture or repurchase by Versant and have been released from the Contingency and any vesting restrictions now applicable to them.

•      Subject to certain conditions, the 2,060,400 remaining Mokume Shares were to be released from the risk of forfeiture to satisfy claims for indemnification made by Versant under the Merger Agreement in installments over time as follows:  (a) 606,400 shares were released from potential forfeiture under indemnification claims on September 26, 2003.and (b)  the balance of 1,454,000 shares were to be released in various increments at various times during the one-year period beginning on November 19, 2003 and ending November 19, 2004, when all shares not previously forfeited would be released from indemnification claims.  Under this formula, 1,370,400 shares have been released from potential forfeiture under indemnification claims in various increments at various times through the period ending May 19, 2004; and

•      The Amendment Agreement also provides former Mokume stockholders certain rights to satisfy Versant indemnification claims in cash in lieu of Mokume Shares.

•      All of the remaining 690,000 Mokume Shares are currently being held as indemnity shares of which all or a portion may be used to satisfy an indemnity claim by Versant that arose from a Complaint filed against Versant on October 29, 2004 by Systems America, Inc.and Mokume, Inc. (a different company than that acquired by Versant) Any indemnity shares not forfeited to satisfy the indemnity claim will be disbursed to the former Mokume stockholders. The Complaint, which seeks unspecified damages and injunctive relief, alleges that former employees of Systems America, Inc. left Systems America to form a company named Mokume Software, Inc., and, in the process, misappropriated Systems America’s trade secrets and confidential information, unfairly competed with Systems America vis-à-vis its customer relationships, and infringed Systems America’s trademarks and trade names. The Complaint further alleges that when the Versant acquired Mokume Software Inc. in November of 2002, Versant acquired the benefit of the misappropriated trade secrets, confidential information, customer relationships, and trademarks and trade names. Versant denies the allegations in the litigation and intends to vigorously defend against the Complaint.

Our evaluation of our intangible assets carried out in the course of preparing our balance sheet as of July 31, 2004 (the close of our third fiscal quarter), indicated impairment in the carrying value of the goodwill and intangible assets related to our acquisition of Mokume Software, Inc. in November 2002. Consequently, in the three months ended July 31, 2004, we recorded a non-cash charge of approximately $1.0 million comprised of approximately $300,000 in unamortized intangible assets and approximately $700,000 of goodwill that represents the net book value of all recorded Mokume intangible assets as of July 31, 2004.

The following table shows how our intangible assets as of October 31, 2004 will be amortized to our consolidated statements of operations in future years, assuming no impairment of these intangible assets:

							Intangible Asset Balance As of 10/31/2004	Note

	Twelve months ended October 31,
	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Mokume Software, Inc. (Amortized over 5 yrs)								(1)
Poet Holdings, Inc. (Amortized over 7 yrs)	$613	$613	$613	$613	$613	$855	$3,920	(2)
JDO Genie (PTY), LTD (Amortized over 5 yrs)	$105	$105	$105	$105	$71		$491
FastObjects, Inc. (Amortized over 6 yrs)	$63	$63	$63	$63	$63	$44	$359
Total estimated amortization of purchased intangibles	$781	$781	$781	$781	$747	$899	$4,770

7. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the Company’s stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company’s statement of operations. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its fourth quarter of fiscal 2005.

8.        Lease Obligations and other Purchase Commitments

In November 1996, the Company entered into an agreement to lease its corporate headquarters facility under a ten-year operating lease agreement commencing on June 1, 1997 and expiring on May 31, 2007.  The terms of the lease provide for certain increases in rental payments during the lease term.  Rental expense under this agreement, including contractual payment increases is recognized on a straight-line basis. The Company also leases field office space in Europe and India, generally under multi-year operating lease agreements.  Consolidated rent expense for the year ended October 31, 2004, the year ended October 31, 2003 and year ended October 31, 2002, was approximately $1,674,000, $1,425,000, and $1,545,000, respectively.

Pursuant to a consulting agreement, we have contracted to have some research and development work for a portion of our Versant Open Access product performed for certain periods by JDO Genie PTY LTD, a South African company from which we acquired core technology used in Versant Open Access. This contract was executed in conjunction with the June 30, 2004 acquisition of the JDO Genie technology and expires on the anniversary of the acquisition unless both parties to the contract mutually agree to extend. The contract includes a fixed monthly retainer, milestone payments, objective based bonus payments and a provision for the reimbursement of travel expenses.

The Company’s future annual minimum commitments at October 31, 2004 under non-cancelable operating leases and the JDO Genie consulting contract are listed in the table below.  The Company has recorded approximately $2.3 million of the commitments on the October 31, 2004 Balance Sheet:

(in thousands) Year Ending October 31,	Operating Leases	Consulting Contract	Total
2005	$2,024	$475	$2,499
2006	1,705		1,705
2007	994		994
2008	22		22
Total Commitments	$4,745	$475	$5,220

9.        Line of Credit

Our asset based credit line for $5 million with Pacific Business Funding expired on September 3, 2004 and we elected not to renew the facility at that time due to a very low usage of the instrument.  We intend evaluating similar facilities, possibly with other banks, during 2005. The last time we borrowed under our line with Pacific Business Funding was in October 2003 in the amount of $500,000 (which was repaid in November 2003).

10.      Shareholders’ Equity

Versant has the following option plans in place:

•              1996 Equity Incentive Plan

Under Versant’s 1996 Equity Incentive Plan, options are generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule.  Versant’s Compensation Committee has from time to time approved non-standard stock option vesting schedules for the purposes of employee retention or bonus grants, such as a three-year grant, with 25% vesting in three months and the remaining vesting ratably on a monthly-basis thereafter or an option grant with 100% of the option grant vesting three months after the grant date.  All options granted to employees under the Company’s 1996 Equity Incentive Plan expire ten years after the grant date.  Grant holders have three months after leaving the Company to exercise their vested options.

•              1996 Directors Stock Option Plan

Under Versant’s 1996 Directors Stock Option Plan, Versant grants 40,000 options as an initial grant to new directors of the Board and 20,000 as an annual succeeding grant thereafter.  Both grants vest 50% on the first and second anniversaries of the option grant.  The options granted under the 1996 Directors Stock Option Plan expire ten years after the grant date.  Directors have seven months after leaving their directorships to exercise their vested options.

Versant acquired all of Poet’s stock option plans in connection with our March 2004 acquisition of Poet.  Prior to the acquisition Poet had the following plans in place:

•              1995 Stock Option Plan

Under Poet’s 1995 Stock Option Plan, options were generally granted with a four-year vesting schedule of which 25% are vested twelve months after the date of grant with the remaining options vesting ratably on a monthly-basis over the remaining 36-month vesting period. Poet has approved non-standard stock option vesting schedules for the purposes of employee retention or bonus grants, including an option grant with 100% of the option grant vested at 6 months.

•              2001 Non-statutory Plan.

Standard vesting under this plan is a three-year vesting schedule with 33% of the options vesting one year after the date of grant, and the remaining options vesting ratably on a monthly-basis over the remaining 24-month vesting period.

•              Director Plan

Under Poet’s 1999 Director’s Plan, options were generally granted to its directors with a three-year vesting schedule, with 33% vesting twelve months from the option grant date with remaining vesting ratably on a monthly-basis over the remaining 24-month vesting period. Poet has granted options, as approved by their Board of Directors, with non-standard option vesting, including an option grant vesting 100% on the fourth anniversary of the grant date; and a four-year grant with 25% vesting on each subsequent anniversary of the grant date.

No further options will be granted under any of Poet’s option plans.

Shares Reserved for Future Issuance

As of October 31, 2004, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	57,280
Stock options available for grant	2,140,677
Exercise of warrants outstanding	1,313,743
Unexercised stock options	4,598,929
8,110,629

Stock Options

Option activity under all of the Company’s option plans is as follows:

	Options Available for grant	Number of Options outstanding	Weighted Average Exercise Price
Balance at October 31, 2001	1,151,400	3,243,392	$3.89
Authorized	850,000	—	—
Granted	(973,800)	973,800	1.52
Exercised	—	(13,420)	1.30
Canceled	444,499	(444,499)	3.34
Balance at October 31, 2002	1,472,099	3,759,273	$3.35
Authorized	250,000	—	—
Granted	(1,429,695)	1,429,695	0.91
Exercised	—	(113,229)	0.93
Canceled	1,344,981	(1,344,981)	2.87
Balance at October 31, 2003	1,637,385	3,730,758	$2.66
Authorized	1,784,780
Granted	(1,926,930)	130,200	1.54
Assumed		1,784,780	3.49
Exercised	(127,713)	(283,938)	0.95
Canceled	773,155	(762,871)	2.33
Balance at October 31, 2004	2,140,677	4,598,929	$3.12

The following table summarizes information concerning outstanding and exercisable options at October 31, 2004.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at October 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2004	Weighted Average Exercise Price
From $ 0.35 to $ 0.61	963,353	8	$0.47	879,371	$0.46
From $ 0.67 to $ 0.92	773,869	8	0.86	569,453	0.85
From $ 1.02 to $ 1.48	382,609	7	1.15	323,075	1.16
From $ 1.55 to $ 2.22	669,354	7	1.69	587,758	1.69
From $ 2.38 to $ 3.38	652,551	6	2.66	652,273	2.66
From $ 3.57 to $ 5.69	406,215	5	4.64	406,215	4.64
From $ 6.31 to $ 8.21	433,985	4	7.36	433,984	7.36
From $ 8.57 to $ 13.37	290,892	5	9.89	283,892	9.83
From $ 18.00 to $128.70	26,101	5	75.37	26,101	75.37
	4,598,929	7	$3.12	4,162,122	$3.32

In May 1996, the Board adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”). The Company’s shareholders approved the Purchase Plan in June 1996.  At that time, the Company reserved 650,000 shares of common stock for issuance under the Purchase Plan.  In August 2004, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares reserved for issuance under the Purchase Plan from 1,250,000 to 1,800,000 shares. The Purchase Plan enables eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company’s common stock on the first business day of each offering period, which is 24 months in length, or the last day of each purchase period, which is 6 months in length. For the year ended October 31, 2004, employees purchased 299,274 shares of common stock at an average price of $0.69 per share. For the year ended October 31, 2003, employees purchased 97,696 shares of common stock at an average price of $0.74 per share.

Non Cash Stock Expense

				Percent change in fiscal year
	Twelve months ended October 31,			2004 from 2003	2003 from 2002
	2004	2003	2002
	(in thousands)
Unvested Poet options	$86

Stock option grants to non employees		88

Accelerated vesting in the Mokume Merger Agreement		1,121

Total non cash stock expense	$86	$1,209	—	-93%	n/a

In fiscal 2004, stock based compensation expense represents the amortization of the deferred compensation related to options assumed in the Poet merger.

In fiscal 2003, the $1.2 million in stock based compensation consisted of the following:

•      Approximately $100,000 of stock based compensation expense related to stock options granted to non-employee contractors.

•      In October of 2003, the Company also recorded approximately $1.1 million of stock based compensation expense related to the acceleration of the vesting of employee owned shares, pursuant to an Amendment Agreement dated September 26, 2003, entered into with certain of the former stockholders of Mokume Software, Inc. (the “former Mokume stockholders”), which amended the Agreement and Plan of Reorganization dated as of November 19, 2002 pursuant to which Versant acquired Mokume (the “Mokume Merger Agreement”).

Pursuant to the Mokume Merger Agreement, Versant originally issued 2,424,000 shares of its common stock (the “Mokume Shares”) to the former Mokume stockholders.  Under the terms of the Merger Agreement, Versant was entitled to repurchase from the former Mokume stockholders a total of 1,212,000 of the Mokume Shares (the “Contingent Shares”) at the price of $0.01 per share if certain contingencies related to the Mokume acquisition did not occur within a defined time period (the “Contingency”).  The Contingent Shares held by certain of the former Mokume stockholders were also subject to monthly vesting conditions based on their continued employment with Versant over a two-year period beginning on November 19, 2002.  In addition, all the shares issued to the former Mokume stockholders under the Mokume Merger Agreement were subject to potential forfeiture to Versant to satisfy claims for indemnification that might be asserted by Versant for breaches of Mokume’s representations and warranties under the Merger Agreement, subject to certain release conditions. The principal modifications to the Mokume Merger Agreement effected by the Amendment Agreement are summarized below.

•      A total of 363,600 of the Contingent Shares were forfeited by the former Mokume stockholders and cancelled without consideration and the remaining 848,400 Contingent Shares are no longer subject to forfeiture or repurchase by Versant and have been released from the Contingency and any vesting restrictions now applicable to them.

•      Subject to certain conditions, the 2,060,400 remaining Mokume Shares were to be released from the risk of forfeiture to satisfy claims for indemnification made by Versant under the Merger Agreement in installments over time as follows:  (a) 606,400 shares were released from potential forfeiture under indemnification claims on September 26, 2003.and (b)  the balance of 1,454,000 shares were to be released in various increments at various times during the one-year period beginning on November 19, 2003 and ending November 19, 2004, when all shares not previously forfeited would be released from indemnification claims.  Under this formula, 1,370,400 shares have been released from potential forfeiture under indemnification claims in various increments at various times through the period ending May 19, 2004; and

•      The Amendment Agreement also provides former Mokume stockholders certain rights to satisfy Versant indemnification claims in cash in lieu of Mokume Shares.

•      All of the remaining 690,000 Mokume Shares are currently being held as indemnity shares of which all or a portion may be used to satisfy an indemnity claim by Versant that arose from a Complaint filed against Versant on October 29, 2004 by Systems America, Inc.and Mokume, Inc. (a different company than that acquired by Versant) Any indemnity shares not forfeited to satisfy the indemnity claim will be disbursed to the former Mokume stockholders. The Complaint, which seeks unspecified damages and injunctive relief, alleges that former employees of Systems America, Inc. left Systems America to form a company named Mokume Software, Inc., and, in the process, misappropriated Systems America’s trade secrets and confidential information, unfairly competed with Systems America vis-à-vis its customer relationships, and infringed Systems America’s trademarks and trade names. The Complaint further alleges that when the Versant acquired Mokume Software Inc. in November of 2002, Versant acquired the benefit of the misappropriated trade secrets, confidential information, customer relationships, and trademarks and trade names. Versant denies the allegations in the litigation and intends to vigorously defend against the Complaint.

11.      Income Taxes

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

Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended 10/31/2004	Year Ended 10/31/2003	Year Ended 10/31/2002
United States	$(10,282)	$(3,800)	$(4,266)
International	(1,627)	1,485	944
	$(11,909)	$(2,315)	$(3,322)

The provision for income taxes consisted of the following (in thousands):

	Year Ended 10/31/2004	Year Ended 10/31/2003	Year Ended 10/31/2002
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign withholding	88	74	68
Total current	88	74	68
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$88	$74	$68

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Year Ended 10/31/2004	Year Ended 10/31/2003	Year Ended 10/31/2002

Federal tax (benefit) at statutory rate	$(4,168)	$(810)	$(1,162)
State tax (benefit) at statutory rate, net of federal benefit	(101)	(142)	(115)
Change in valuation allowance	1,761	790	1,000
Foreign tax differential	488	17	268
Book intangible assets amortization not deductible for tax	1,073	—	—
Deemed dividend not deductible for tax	848	—	—
Other	187	219	77
Provision for income taxes	$88	$74	$68

The components of the net deferred tax asset were as follows (in thousands):

	10/31/2004	10/31/2003	10/31/2002
Deferred tax asset:
Net operating loss carryforwards	$17,755	$16,582	$15,808
Tax credit carryforwards	3,292	3,302	3,071
Other	1,215	617	832
	22,262	20,501	19,711
Valuation allowance	(22,262)	(20,501)	(19,711)
Net deferred tax asset	$—	$—	$—

At October 31, 2004, the Company had federal and state net operating loss carryforwards of $48.6 million and $13.0 million, respectively and federal and state tax credit carryforwards of $2.2 million and $1.1 million, respectively.  The federal and state net operating loss carryforwards and federal tax credit carryforwards expire on various dates through 2024, if not utilized.  The state tax credit carryforwards can be carried forward indefinitely. Due to the Company’s history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carryforwards and, therefore, a valuation allowance of approximately $22.3 million has been recorded against the Company’s net deferred tax assets of approximately $22.3 million.  Approximately $1.6 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.  The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

Due to “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carryforwards to offset federal taxable income in future periods is subject to an annual limitation.

12.          Warrants

In connection with the issuance of Series A Convertible Preferred Stock in fiscal 1999, the Company issued warrants to purchase 1,489,799 shares of the Company’s common stock for cash consideration of $73,357. In September 2000 warrants to purchase 158,450 shares of common stock were exercised for a total of $338,000.  Under their original terms, the warrants had an exercise price of $2.13 per share, were immediately exercisable and expired upon the earlier of:

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

In connection with the Poet merger, warrants to purchase a total of 1,313,743 shares of Versant common stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year (see Note 10 for further discussion).

At October 31, 2004, warrants to purchase 1,313,743 shares of common stock remain outstanding.

13.          Related Party Transactions

We entered into an agreement with PMI in October 2002 for the resale of third-party products, for which we recognized revenue in December 2002.  We received a payment of $1,011,790.91 in October of 2002 from PMI in connection with this transaction. During this time, Mr. Daniel Roberts was the Executive Vice President of Business Operations and Chief Information Officer of the PMI Group Inc. (PMI) and also served as a director of Versant from July 2001 through March 2004.

14.          Quarterly Information (unaudited)

Summarized quarterly supplemental consolidated financial information for 2004 and 2003, net of discontinued operations:

	Fiscal 2004 Quarters Ended				Fiscal 2003 Quarters Ended
	Oct 31,	Jul 31,	Apr 30,	Jan 31,	Oct 31,	Jul 31,	Apr 30,	Jan 31,
	(in thousands, except per share data)

Revenue	$6,230	$5,252	$5,027	$6,366	$5,757	$5,429	$5,024	$5,849

Gross profit	$4,145	$2,819	$2,902	$4,480	$4,070	$3,375	$3,074	$3,283

Operating Income (loss)	$(3,351)	$(3,167)	$(1,681)	$548	$(1,049)	$(142)	$(802)	$(720)

Loss from discontinued operations net of income tax	$(181)	$(760)	$(705)	$—	$—	$—	$—	$—

Loss from sale of discontinued operations, net of income tax	$(309)			$—	$—	$—	$—	$—

Net income (loss) applicable to common shareholders	$(4,022)*	$(3,827)*	$(4,753)	$605	$(801)	$(153)	$(771)	$(664)

Basic net income (loss) per share	$(0.12)	$(0.11)	$(0.20)	$0.04	$(0.06)	$(0.01)	$(0.06)	$(0.05)

Diluted net income (loss) per share	$(0.12)	$(0.11)	$(0.20)	$0.03	$(0.06)	$(0.01)	$(0.06)	$(0.05)

*The acquisition of FastObjects, Inc. increased our ownership stake in this company to 100% compared with the approximate 19% ownership position we enjoyed prior to the transaction. As a result of this increased ownership position our investment in this subsidiary was converted from the cost method of accounting to the equity method of accounting, resulting in a $35,020 increase to investment income with approximately $17,000 recorded in the three months ended April 30,2004 and the balance recorded in the three months ended July 31, 2004.  Previously we had reported the entire $35,020 as a cumulative effect of accounting changing in the three months ended July 31, 2004.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Income	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended October 31, 2004	$258	111	1	$368
Year ended October 31, 2003	$687	139	568	$258
Year ended October 31, 2002	$482	296	91	$687

Item 9A.  Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures.  Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management and the advice of our independent auditors, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have, for the reasons noted below, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not fully effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

In the course of conducting its audit of our financial statements for our fiscal year ended October 31, 2004, in late November 2004 our registered independent public accounting firm, Grant Thornton LLP, determined that there were certain material weaknesses and significant deficiencies in our internal controls.  Promptly following this determination, Grant Thornton advised our management and, on December 13, 2004, the audit committee of our board of directors, of the following matters that Grant Thornton considered to be material weaknesses in our internal controls:

(i)            Grant Thornton concluded that the number of year end audit adjustments and a prior amendment to the Company’s reported financial statements relating to an acquisition matter were indicative of a material weakness in controls over closing procedures and the accounting for non-routine transactions.  Our auditors determined that the Company lacked certain procedures, staffing, and required expertise needed to properly account for non-routine transactions (such as acquisitions of other businesses) and prepare certain of its required financial statement disclosures (primarily with respect to non-routine transactions).  Additionally, in connection with its fiscal 2004 year-end audit, Grant Thornton discovered several cut-off errors in our financial statements (primarily with respect to period-end accruals) that should have been identified by the Company prior to the audit (in aggregate these adjustments represented approximately 1% of our net loss for fiscal 2004).

(ii)           Our auditors also identified a material weakness in our consolidation controls.  During Grant Thornton’s audit, errors were noted in the Company’s consolidation, specifically with respect to eliminating entries.  Such errors are due to the complexity of the consolidation, in addition to a lack of certain formal procedures and expertise necessary to ensure an accurate consolidation.  Primarily due to the Company’s acquisition of Poet Holdings, Inc., which significantly increased the number of our corporate subsidiaries and the quantity of inter-company transactions, the Company’s consolidation of accounting information has become a complex and time-consuming process (especially as it relates to inter-company eliminations).  The current consolidation process is both error-prone and inefficient.

At the time it advised our audit committee of its above conclusions, Grant Thornton also advised the audit committee of the following significant deficiencies in our internal controls:

•      Monitoring controls over the recording and analysis of revenue transactions (particularly multiple element transactions) are in need of improvement. There are currently no established or documented policies and procedures that require review of revenue entries and related analysis performed by accounting personnel.  The need for additional training of personnel dealing with the recording and review of revenue transactions was also identified as an area for improvement.

•      Inadequate segregation of duties was noted with respect to the revenue, expenditure and payroll processes as numerous incompatible tasks are performed by the same accounting personnel.  The

Company needs to review current policies and procedures to ensure that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided.

The material weaknesses and significant deficiencies in internal controls described above still exist; however in the quarter ended October 31, 2004 we took certain actions to improve our disclosure controls and procedures and our internal control over financial reporting that are described below in subparagraph (i) of part (b) of this Item 9A (see “Changes in Internal Control Over Financial Reporting”).  In addition, following the close of our fiscal year on October 31, 2004, we have taken several other affirmative steps to begin the process of remediating these weaknesses in controls as described more fully in subparagraph (ii) of part (b) of this Item 9A.  We expect the significant remaining actions necessary to address our existing weaknesses will be addressed as part of our Sarbanes-Oxley 404 compliance program, which we have recently begun and with which we must be in compliance by October 31, 2005.  These significant remaining actions include:

•      Creation of a standard reporting package for all our consolidated entities to ensure that the information necessary for a complete and accurate consolidation is prepared at the individual entity level, and the creation of procedures to facilitate consistent and complete inter-company eliminations.

•      Development of formal policies and procedures, including enhanced closing procedures, procedures for the proactive review of revenue transactions and procedures for identifying, addressing and resolving the accounting and related disclosure for significant and complex transactions.

•      Enhancement of our closing procedures to provide for more rigorous review of all account reconciliations; and enhanced procedures for ensuring proper expense cut-off.

•      Review of our current policies and procedures to develop processes so that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided.

When in certain of the Company’s prior filings under the Securities Exchange Act officers of Versant provided conclusions regarding the effectiveness of our disclosure controls and procedures, they believed that their conclusions were accurate and that certain amendments made to our Exchange Act filings during the fiscal year ended October 31, 2004 to address certain accounting matters were not indicative of material weakness in our disclosure controls and procedures.  However, after receiving and assessing the formal advice regarding our controls that our independent auditors provided in the course of the audit of our financial statements for the year ended October 31, 2004, our Chief Executive Officer and Chief Financial Officer have reached the conclusions set forth above in the first paragraph of part (a) of this Item 9A.  As noted above, we have been and continue to be engaged in efforts to improve our disclosure controls and procedures, and we expect that these efforts will, over time, positively address the weaknesses noted by our independent auditors.

We believe that the material weaknesses and significant deficiencies in our internal controls identified by our independent auditors and described above do not materially affect the fairness or accuracy of the presentation of our financial condition and results of operation in our historical financial statements as set forth in our reports previously filed with the SEC under the Securities Exchange Act of 1934.

(b)           Changes in Internal Control Over Financial Reporting.  SEC rules define the term “internal control over financial reporting” as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

(i)            During the fiscal quarter ended October 31, 2004, we made the following changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•      We simplified our subsidiary structure in Europe and reduced the number of subsidiaries we will need to consolidate in fiscal 2005.

•      We made changes in our accounting personnel and launched a search for a new Director of Finance / Corporate Controller.

•      We re-organized responsibilities within our accounting organization to provide a stronger focus on our SEC reporting and to increase the total internal person-hours dedicated to the SEC reporting process.

•      We increased employee training on SEC reporting requirements and subscribed to an accounting research service in an effort to keep more current with accounting pronouncements and financial reporting matters.

(ii)           Subsequent to the period ended October 31, 2004, we have also taken the following actions that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•      We recently hired a new corporate controller to enhance our internal accounting expertise.

•      We established a formal disclosure committee comprised of one audit committee member and senior management to assist the Company with questions involving internal control over financial reporting or other disclosure controls.

•      We retained an independent consulting firm with expertise in SEC reporting to assist us with our future SEC filings.

•      We are in the process of engaging a firm with the requisite experience and expertise to assist us in our Sarbanes-Oxley 404 implementation and compliance within the timeframe required by law.

The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Item 9B.  Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information about directors required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders.  Information about executive officers that is required for this Item can be found in Item 4A of this report.

The Board has adopted a Code of Conduct and Ethics that applies to Versant’s principal executive officer, principal financial officer and all other employees of the Company.  This Code of Conduct and Ethics is posted on our website at http://www.versant.com.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://www.versant.com on the investors’ relations page.

Item 11.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1.	The following financial statements are filed in Item 8 of this report on Form 10-K:

		Reports of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets
		Consolidated Statements of Operations
		Consolidated Statements of Shareholders’ Equity
		Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements

	2.	The following financial statement schedule is filed at the end of Item 8 of this report on Form 10-K:

		Schedule II - Valuation and Qualifying Accounts and Reserves

	3.	The exhibit list in the “Exhibit Index” is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION

By:	/s/ Lee McGrath
Lee McGrath
Vice President, Finance and Administration,
And Chief Financial Officer
Date: February 14, 2005

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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon	President, Chief	February 10, 2005
Nick Ordon	Executive Officer and
Director

/s/ Jochen Witte	President, European Operations and	February 10, 2005
Jochen Witte	Director

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

/s/ Lee McGrath	Vice President-Finance	February 10, 2005
Lee McGrath	and Administration, and Chief
Financial Officer

ADDITIONAL DIRECTORS:

/s/ Uday Bellary	Director	February 10, 2005
Uday Bellary

/s/ William Henry Delevati	Director	February 10, 2005
William Henry Delevati

/s/ Herbert May	Director	February 10, 2005
Herbert May

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.01	Agreement and Plan of Reorganization dated as of November 19, 2002 by and among the Registrant, VM Merger Corp., Mokume Software, Inc. and the stockholders of Mokume Software, Inc. †	8-K	11/27/02	2.01

2.02	Amendment Agreement dated September 26, 2003 by and among the Registrant and former stockholders of Mokume Software, Inc.	8-K	10/03/03	99.01

2.03	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. †	8-K	09/29/03	99.01

2.04	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	2/2/04	2.2

2.05	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). †	8-K	9/17/03	2.1

3.01	Registrant’s Amended and Restated Articles of Incorporation of the Company, filed with the California Secretary of State on March 18, 2004	S-8	03/24/2004	4.01

3.02	Registrant’s Amended and Restated Bylaws				☒

10.01	Registrant’s 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	08/14/03	4.06

10.02	Registrant’s 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**				☒

10.03	Registrant’s 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.05

10.04	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder.**	S-8	3/24/04	4.5

10.05	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder.**	S-8	3/24/04	4.6

10.06	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder.**	S-8	3/24/04	4.7

10.07	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant.	S-8	3/24/04	99.01

10.09	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers				☒

10.10	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	7/16/96

10.11	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant	10-KSB	04/03/98	10.15

10.12	Letter Agreement dated November 26, 1997 between Registrant and Nick Ordon**	10-KSB	03/31/97	10.18

10.13	Offer letter dated June 26, 2000 between Registrant and Lee McGrath**				☒

10.14	Managing Director Service Contract between Poet Software GmbH, a wholly owned subsidiary of Registrant, and Jochen Witte**				☒

10.15	Registration Rights Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.31

10.18	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35

10.20	Form of Registrant’s Common Stock Purchase Warrant in connection with that certain Preferred Stock and Warrant Purchase Agreement dated June 28, 1999 between the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/13/99	10.02

10.21	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/13/99	10.02

10.22	Preferred Stock Conversion Agreement dated as of September 26, 2003 by and amount the Registrant, Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership	8-K	09/29/03	99.02

16.01	Letter dated June 24, 2003 from KPMG LLP regarding change in Registrant’s certifying accountant	8-K	6/25/03	16

21.01	Subsidiaries of the Registrant				☒

23.01	Consent of Grant Thornton LLP				☒

23.02	Consent of KPMG LLP				☒

31.01	Rule 13a-14(a) Certification of Principal Executive Officer				☒

31.02	Rule 13a-14(a) Certification of Principal Financial Officer.				☒

32.01	Section 1350 Certification of Principal Executive Officer				☒

32.02	Section 1350 Certification of Principal Financial Officer				☒

†              Pursuant to Item 601(b)(2) of Regulations of S-K, certain annexes, exhibits and schedules to this Exhibit have been omitted but will be furnished supplementally to the Commission upon request.

**           Management contract or compensatory plan.