Form 10-K/A
period 2004-10-31
VERSANT CORP
filed 2005-02-28
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-28540

VERSANT CORPORATION

(Exact name of registrant as specified in its charter)

California	94-3079392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6539 Dumbarton Circle, Fremont, California 94555
(Address of principal executive offices) (Zip code)

(510) 789-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or an amendment to Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

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

As of February 22, 2005, there were outstanding 34,823,361 shares of the Registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 to Versant Corporation’s Form 10-K for its fiscal year ended October 31, 2004 is being filed in order to include information required by Items 10 through 14 that was originally anticipated to be incorporated by reference to the information to be included in the Registrant’s definitive Proxy Statement for the Registrant’s 2005 annual meeting of shareholders.

References herein to “Versant” or the “Company” refer to Versant Corporation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding Versant’s executive officers appears in Item 4A of Part I of this Annual Report on Form 10-K, as filed February 15, 2005, under the heading “Executive Officers of the Registrant.” Information regarding Versant’s Code of Conduct and Ethics appears in Item 10 of this Annual Report on Form 10-K, as filed February 15, 2005.

Board of Directors

Set forth below is information regarding the members of Board of Directors of Versant Corporation:

Name of Director	Age	Principal Occupation	Director Since
Uday Bellary (1) (2) (3)	50	Executive Vice President, Finance, Administration and Operations of VL, Inc.	2003
William Henry Delevati (1) (2) (3)	56	Consultant	1999

Herbert May (1) (2) (3)	55	Consultant	2004

Nick Ordon	57	Chairman of the Board, President and Chief Executive Officer of the Company	1998
Jochen Witte	44	President, European Operations of the Company	2004

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

Uday Bellary has served as a director of the Company and as Chairman of the Audit Committee of the Board of Directors since July 2003 and is also a member of the Compensation and Nominating Committees. Since September 2003, Mr. Bellary has served part-time as Executive Vice President, Finance, Administration and Operations and Chief Financial Officer of VL, Inc., a privately held VoIP services company, and as a member of its board of directors. Mr. Bellary has also been a member of the board of directors of Backweb Technologies Ltd since July 2004. From February 2000 to August 2003, he served as the Senior Vice President, Finance & Administration and Chief Financial Officer of Metro Optix, Inc., a privately held provider of optical networking equipment, which, to satisfy its liabilities, disposed of its intellectual property and other assets to Xtera Communications and ceased operations in August of 2003. From September 1997 to October 1999, he served as Vice President of Finance and Chief Financial Officer of MMC Networks, Inc., a publicly traded manufacturer of data networking processors that was acquired by Applied Micro Circuits Corporation in October 2000. Between February 1997 and September 1997, Mr. Bellary was Vice President, Finance & Administration and Chief Financial Officer of DTM Corporation, a manufacturer of computer-driven laser systems for industrial prototyping. Prior to that he held various positions at Cirrus Logic, Inc., a semiconductor company, most recently as the Director of Finance, and prior to that he served in various roles in international finance, accounting and audit departments of Intel Corporation, a semiconductor company. Mr. Bellary holds a B.S. degree in Finance, Accounting and Economics from Karnatak University, India and a DMA degree in Finance. Mr. Bellary is a CPA and also a Chartered Accountant.

William Henry Delevati has served as a director of the Company since October 1999 and is currently Chairman of the Compensation Committee. Mr. Delevati is also a member of the Audit and Nominating Committees. Mr. Delevati has served as a consultant to various companies located in the Silicon Valley area since April 2000. From October 1999 to April 2000, Mr. Delevati served as the Senior Vice President, Information Technology and Chief Information Officer of Aspect Technology, an automated call device company. From November 1995 to April 1999, Mr. Delevati served as Vice President of Worldwide Information Services for Quantum Corporation, a storage device company. From April 1995 to November 1995, he was Chief Information Officer, Senior Vice President of MIS for Conner Peripherals, a storage device company. From September 1994 to April 1995, he was Chief Information Officer, Vice President of Worldwide MIS for Borland Corporation, a software tools company. From September 1993 to September 1994, he was Chief Information Officer, Vice President of Worldwide MIS for Logitech, a computer peripheral device company. From December 1987 to September 1993, he was Director of Application Development and Global Information Resources for Sun Microsystems, Inc. Mr. Delevati holds a Bachelor of Science degree in Operations Research in 1974 from Arizona State University.

Dr. Herbert May has served as a director of the Company since March 2004 and is currently Chairman of the Nominating Committee and a member of the Audit and Compensation Committees of the Board of Directors. From November 2000 to March 2004 he served as Chairman of the board of directors of Poet Holdings, Inc.  In addition, Dr. May served as a member of both the Audit Committee and the Compensation Committee of Poet Holdings, Inc. Dr. May has held several leading positions at Alcatel in both Stuttgart and Paris. His last position at Alcatel was Head of the Office of Communication Division. From February 1994 to September 1995, Dr. May, acting in the position of Spokesman for the Management Board, took a leading role as CEO in establishing DeTeSystems, a German wholly owned subsidiary of Deutsche Telekom AG that provides system solutions for telecommunications services to significant accounts in Germany. In 1995, he was appointed to the Board of Management of Deutsche Telekom AG, where he was responsible for large business customers, multimedia and systems solutions until May 1998. Currently, Dr. May manages his own consulting and investment company and is a member of the advisory boards of several IT and Multimedia companies. He currently serves on the Board of Directors of InfoVista S.A., a publicly held French company that provides software products that monitor and analyze the performance of corporate IT infrastructures.

Nick Ordon has served as President, Chief Executive Officer and a director of Versant since he joined the Company in January 1998. He is currently the Chairman of the Board of Directors. From July 1996 to December 1997, Mr. Ordon was Vice President and General Manager of Messaging at Lotus Development Corporation, a software development company and wholly owned subsidiary of International Business Machines Corporation. From August 1994 to July 1996, he was Vice President and General Manager of the Commercial Business Unit of Lockheed Martin Corporation, an aerospace products company. From January 1993 to August 1994, Mr. Ordon served as General Manager, NetWare Operations with Hewlett-Packard Company. Prior to entering industry, Mr. Ordon was a pilot in the United States Air Force. Mr. Ordon holds both a Bachelor and Master of Science degree in Aerospace Engineering from the University of Colorado in 1970 and 1971, respectively, and a Master of Business Administration degree in Finance and Operations from Syracuse University in 1980.

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

There is no family relationship between any of the foregoing directors or between any of such directors and any of the Company’s executive officers.

On March 18, 2004, the Company completed its business combination with Poet Holdings, Inc., a publicly held Delaware corporation, or Poet, in which Poet merged with and into a wholly owned subsidiary of the Company, and became a wholly owned subsidiary of the Company. In connection with the consummation of the merger, the authorized number of the Company’s directors was reduced from eight to five directors. In connection with the Poet merger,

Messrs. Ajay Jain, Sateesh Lele, Shyam Rangole, Daniel Roberts and Bernard Woebker resigned from the Company’s Board of Directors, and former Poet directors Jochen Witte and Herbert May were appointed to the Company’s Board of Directors.

Board of Directors

Audit Committee.

Versant has a separately designated standing Audit Committee of its Board of Directors.  Messrs. Bellary and Delevati and Dr. May are the current members of the Audit Committee. Dr. May has served on the Audit Committee since May 2004, and Messrs. Bellary and Delevati served on the Audit Committee for the entire fiscal year. Mr. Bellary was elected as Chairman of the Audit Committee in July 2003 and continues to serve as Chairman. Messrs. Rangole and Roberts were members of the Audit Committee from the beginning of fiscal year 2004 until they resigned from the Board of Directors in connection with the completion of our business combination with Poet in March 2004. The Board of Directors has determined that Mr. Bellary is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. Each current member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market.

Shareholder Recommendations

There have been no material changes to the procedures by which security holders of Versant may recommend nominees to our board of directors, which procedures were disclosed in the proxy statement relating to our 2004 annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires Versant’s directors and officers, and persons who own more than 10% of a registered class of Versant’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Such persons are required by SEC regulations to furnish Versant with copies of all Section 16(a) forms they file.

Based solely on the review of the copies of such forms furnished to Versant and written representations from the executive officers and directors of the company, Versant believes that all Section 16(a) filing requirements were met during fiscal 2004.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to the Company during each of the twelve months ended October 31, 2002, October 31, 2003 and October 31, 2004 by Nick Ordon, the Company’s President and Chief Executive Officer, and the Company’s four other most highly compensated executive officers during fiscal 2003 (together, the “named executive officers”).  This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Compensation(2)	Options (#)	Compensation(3)

Nick Ordon	2004	$270,000	$75,000	$—	—	$2,666
President and	2003	$259,616	$30,000	$—	—	$3,354
Chief Executive Officer	2002	$273,097	$—	$—	50,000	$1,814

Lee McGrath	2004	$200,000	$58,679	$—	2,000	$460
Vice President, Finance and Administration	2003	$192,309	$—	$—	100,000	$646
Chief Financial Officer and Secretary	2002	$179,619	$—	$—	45,000	$558

Jochen Witte (4)	2004	$124,254	$18,791	$4,699	—	$—
President,	2003	$—	$—	$—	—	$—
European Operations	2002	$—	$—	$—	—	$—

Charles Wuischpard (5)	2004	$150,000	$168,270	$—	2,000	$330
Vice President,	2003	$144,231	$160,808	$—	10,000	$756
America/APAC Sales	2002	$143,750	$104,009	$—	42,000	$494

Ajay Jain (6)	2004	$185,006	$—	$—	—	$198
President,	2003	$173,436	$18,750	$—	85,000	$468
Real Time Business Solutions	2002	$—	$—	$—	—	$—

(1) Bonus payments were made within the year to which they pertain.

(2) The amount identified for Mr. Witte in this column represents auto lease payments.

(3) The amounts identified in this column represent payment of life insurance premiums.

(4) Does not include options to purchase 280,000 shares of Common Stock granted by Poet to Mr. Witte that were assumed by Versant at the time of the acquisition of Poet in March 2004.

(5) Mr. Wuischpard resigned from Versant in December 2004.

(6) Mr. Jain resigned from Versant in April 2004.

Option Grants in Fiscal 2004

The following table presents information concerning grants of stock options to the executive officers listed in the Summary Compensation Table above during fiscal 2004.  In accordance with the rules of the Securities and Exchange Commission, the table presents the hypothetical gains or “option spreads” that would exist for the options as the end of their respective ten-year terms.  These gains are based on assumed annual rates of stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect Versant’s estimate or projection of future stock price growth.

All of the options presented in the table below were granted pursuant to Versant’s 1996 Equity Incentive Plan.  These options are either incentive stock options or nonqualified stock options and generally vest and become exercisable with respect to 25% of the shares subject to the option on the nine-month anniversary of the date of grant and with respect to an additional 2.778% of these shares each month thereafter, subject to acceleration in some instances upon achievement of certain performance goals or changes in control of Versant.  Options expire ten years from the date of grant.  Options are granted at an exercise price equal to the fair market value of Versant Common Stock, as determined by the Board on the date of grant.  The exercise price is the historic exercise price of the Poet option as adjusted to reflect the exchange ratio at which Poet common stock was converted and exchanged for Versant common stock in the Poet merger.  The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of 79,700 shares of Common Stock granted to employees during fiscal 2004, which does not include options to purchase an aggregate of 1,784,780 shares of Common Stock granted to Poet employees, directors and consultants that were assumed by Versant at the time of the acquisition of Poet in March 2004.

	Individual Grants
	Number of Shares of Common Stock Underlying Options		Percent of Total Options Granted to Employees in	Exercise or Base Price	Expiration	Potential Realizable Value At assumed Annual Rate of Stock Price Appreciation for Option Term
Name	Granted		Fiscal 2004	Per Share	Date	5%	10%

Nick Ordon	—		—	—	—	—	—
Lee McGrath (1)	2,000		2.5%	$2.40	02/12/14	$3,019	$7,650
Jochen Witte	—	(3)	—	—	—	—	—
Charles Wuischpard (2)	2,000		2.5%	$2.40	02/12/14	$3,019	$7,650
Ajay Jain	—		—	—	—	—	—

(1)     Options vest as to 25% at the end of the first nine months following grant; and monthly thereafter for the remaining 27 months.

(2)     Mr. Wuischpard’s employment with Versant terminated on December 3, 2004, at which time all of the 2,000 options granted to him in fiscal 2004 were fully vested and exercisable and will remain exercisable until March 3, 2005, at which time his options will expire and terminate.

(3)  Does not include options to purchase 70,000, 140,000, 28,000, and 42,000 shares of Versant Common Stock at per share exercise prices of $0.35, $0.44, $1.05, and $2.75, respectively, granted by Poet to Mr. Witte that were assumed by Versant at the time of the acquisition of Poet in March 2004.  These options expire on September 5, 2012, March 23, 2013, January 24, 2012, and April 20, 2011, respectively.

Aggregated Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

The following table reflects the number of shares of Common Stock acquired upon exercise of stock options by the named executive officers during fiscal 2004, the value realized upon such exercise.  Also presented are the numbers of shares of exercisable and unexercisable stock options held as of October 31, 2004 by each of such named executive officers, and values of “in-the-money” options, which represent the positive difference between the exercise price per share of each outstanding stock option and $0.78, the closing price per share of the Company’s Common Stock on October 31, 2004 on the NASDAQ National Market.

	Number of Securities Underlying Unexercised Options at October 31, 2004		Value of Unexercised In-the-Money Options at October 31, 2004		Shares Acquired	Value Realized Due to
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	On Exercise	Exercise

Nick Ordon	570,833	4,168	—	—	—	—
Lee McGrath	219,583	37,084	—	—	5,333	$6,506
Jochen Witte	146,999	133,001	$91,874	$118,126	—	—
Charles Wuischpard	105,054	6,946	$12,000	—	—	—
Ajay Jain	—	—	—	—	40,138	$21,273

Director Compensation

Prior to the Poet merger, directors of Versant generally did not receive cash compensation for their services as directors but were reimbursed for their reasonable expenses in attending meetings of the board of directors; except that Mr. Bellary, as Chairman of the Audit Committee, is paid a fee at the rate of $7,500 per year for this service. However, effective pursuant to agreements reached in connection with its acquisition of Poet, after consummation of the Poet merger in March 2004, Versant began paying its “Outside Directors” cash compensation for their services as directors at the rate of $25,000 per annum; provided that since August 17, 2004 (the date of Versant’s 2004 annual meeting of shareholders), the amount of compensation paid by Versant to its Outside Directors is determined by Versant’s board of directors or a committee of the Company’s board of directors authorized to make such determination. For this purpose, an “Outside Director” means an individual who, at the time in question: (i) is not an employee of the Company or any of its subsidiaries; (ii) is not a beneficial owner of 5% or more of the Company’s outstanding voting shares and (iii) is not an affiliate of any beneficial owner of 5% or more of the Company’s outstanding voting shares.

The Company has entered into a consulting arrangement with Bernhard Woebker, who was a member of the Company’s board of directors prior to the consummation of the merger with Poet in March 2004. Under the arrangement the Company compensated Mr. Woebker with a monthly fee of $5,000 plus reimbursement for all travel expenses related to the consulting activities on behalf of the Company.

In February 2004, the Company paid Mr. Woebker a director’s fee of $50,000 for his services as Chairman of the Strategic Opportunities Committee of the board of directors.

Directors who are not employees of Versant are entitled to participate in the 1996 Directors Stock Option Plan (the “Directors Plan”).  The purpose of the Directors Plan is to provide incentive for members of the Board of Directors who are not also employees of Versant or any parent, subsidiary or affiliate of Versant by providing such persons with an opportunity to purchase shares of Versant Common Stock.  The Directors Plan provides for each non-employee director to receive an option to purchase 40,000 shares of Versant Common Stock upon initially joining the Board of Directors and an additional option to purchase 20,000 shares of Versant Common Stock each year on the anniversary of the initial grant to such non-employee director, as long as the director continues to serve on the Board of Directors.

During fiscal 2004, the following option grants were made to the Company’s directors pursuant to the Directors Plan.

Non-Employee Director	Date of Grant	Type of Grant	Number of Shares	Exercise Price Per Share
Uday Bellary	07/30/04	Succeeding	20,000	$1.02
Daniel Roberts			—	—
Bernhard Woebker			—	—
Shyam Rangole			—	—
William Henry Delevati	10/21/04	Succeeding	20,000	$0.75
Sateesh B. Lele	02/19/04	Succeeding	20,000	$2.16
Herbert May			—	—

Grants of options under the Directors Plan are immediately exercisable and vest as to 50% of the total underlying shares on each of the two anniversaries following the date of grant so long as the applicable recipients of such grants continue to serve as directors or consultants to the Company.

In addition, at the time of Versant’s merger with Poet, Versant assumed certain options of Poet, including (1) options to purchase 56,000, 14,000, 14,000 and 28,000 shares of Versant Common Stock at per share exercise prices of $0.51, $0.55, $1.04 and $12.22, respectively, granted to Herbert May under a Poet option plan, and (2) options to purchase [280,000] shares of Versant Common Stock granted to Jochen Witte under Poet’s option plans (further information regarding Mr. Witte’s assumed options is provided under “Option Grants in Fiscal 2004” above).

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Versant entered into an agreement on December 3, 1997 with Nick Ordon, its President and Chief Executive Officer, which provides that, in the event the Company is acquired during the term of Mr. Ordon’s employment, 50% of Mr. Ordon’s unvested options outstanding on the date of acquisition would immediately vest.

Versant entered into an agreement on June 30, 2000 with Lee McGrath, its Vice President, Finance and Administration and Chief Financial Officer.  This agreement set forth certain terms of Mr. McGrath’s at-will employment, including his initial base salary and target bonus, and does not include any provisions regarding severance or acceleration of unvested options in the event of Mr. McGrath’s termination or a change in control of Versant.

In connection with the consummation of the merger with Poet in March 2004, a German affiliate of the Company entered into an employment agreement with Jochen Witte, then President and Chief Executive Officer of Poet, pursuant to which the Company agreed to appoint Mr. Witte as the Company’s President of European Operations after consummation of the merger. The term of his employment agreement is a period of three years beginning on April 1, 2004, and Mr. Witte receives an annual base salary of EURO 150,000 and a target bonus of EURO 75,000 connected to the performance of Versant’s European operations, in addition to other benefits. Under the terms of this agreement with Mr. Witte, if Versant terminates Mr. Witte’s employment without cause it must continue to pay him his salary for the remaining term of the agreement.

Versant entered into an employment contract with Ajay Jain in November 2002 upon consummation of Versant’s acquisition of Mokume Software, Inc., a company of which Mr. Jain had been a founder, officer and stockholder.  Under his employment contract, Mr. Jain was appointed a Versant’s President, Real-Time Computing Business with a base annualized salary of $190,000 per year with an opportunity to earn a bonus of up to $75,000 subject to the achievement of performance objectives.  Mr. Jain’s employment contract also called for him to be awarded an option to purchase up to 85,000 shares of Versant common stock subject to Versant’s standard vesting and other terms.  The employment contract provided that if Mr. Jain’s employment was terminated by Versant “without cause” prior to November 20, 2004, then he would be entitled to severance consisting of continuation of his base salary and medical insurance coverage for a period of twelve months (if the termination occurred on or before November 19, 2003) or six months (if the termination occurred after November 19, 2003 and before November 20, 2004).  Mr. Jain’s employment terminated on April 21, 2004.  In connection with the termination of his employment, Mr. Jain entered into a Termination and Release Agreement with Versant that confirmed the terms of his severance, which was paid in accordance with the terms described above, and pursuant to which Mr. Jain granted Versant a release of claims.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2004 were Messrs. Delevati, Roberts, and Bellary and Dr. May. Mr. Roberts resigned from the Company’s Board in connection with the merger with Poet in March 2004, and Mr. Bellary and Dr. May were elected to the Compensation Committee in May 2004. Mr. Delevati served as a member of the Compensation Committee throughout fiscal 2004. None of the members of the Compensation Committee during fiscal 2004 had ever been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board or Compensation Committee.

Under the merger agreement with Poet, Versant agreed to appoint Herbert May, who was a director of Poet prior to the merger, to serve on the board of directors of Versant and Poet following the merger.  Pursuant to the merger agreement, Versant agreed to assume and perform the obligations of Poet, subject to certain exceptions, under any indemnification agreements that existed as of the date of the merger agreement with any individual who was an executive officer or director of Poet as of that date, including any indemnification agreement with Dr. May.

Upon completion of the merger, Versant assumed all outstanding Poet stock options, including options to purchase 112,000 shares of Versant common stock held by Herbert May.

As described under “Director Compensation” above, pursuant to agreements reached in connection with its acquisition of Poet, after consummation of the Poet merger in March 2004, Versant began paying its “Outside Directors” cash compensation for their services as directors at the rate of $25,000 per annum, and agreed to do so from the effective time of the merger in March 2004 until the date of its 2004 annual meeting of shareholders, which took place on August 17, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding the beneficial ownership of each class of our capital stock as of February 22, 2005 is as follows:

•                  Each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock (which includes certain securities exercisable for or convertible into Common Stock);

•                  Each of our directors;

•                  The Company’s Chief Executive Officer and other named executive officers (as defined in Item 11 above); and

•                  All directors and executive officers as a group.

The percentage of beneficial ownership for the following table is based on 34,823,361 shares of Common Stock outstanding as of February 22, 2005.  Unless otherwise indicated below, the persons and entities named in the following table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares issuable upon the exercise of options and warrants are deemed to be outstanding and to be beneficially owned by the person holding such warrants for the purpose of computing the number and percentage ownership of Common Stock of such person but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of Common Stock of any other person.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage

5% Shareholders:
Vertex (1)	5,147,115	14.8%

Executive Officers and Directors:
Nick Ordon (2)	643,600	1.8%
Lee McGrath (3)	242,205	*
Jochen Witte (4)	750,002	2.2%
Charles Wuischpard (5)	107,166	*
Henry Delevati (6)	50,000	*
Herbert May (7)	71,555	*
Uday Bellary (8)	20,000	*
Ajay Jain	715,050	2.1%

All Directors and Executive officers As a Group (8 persons) (9)	2,599,578	7.2%

* Represents less than 1%.

(1)     Includes 100,000 shares of Common Stock owned directly by Vertex Investments International (I) Inc. (“VI”), 489,767 shares of Common Stock owned directly by Vertex Investments International (III) Inc. (“VI-3”), and 6,600 shares of Common Stock owned directly by Vertex Management Pte. Ltd. (“VM”).  Also includes 2,708,838 shares of Common Stock owned directly by Vertex Technology Fund Ltd. (formerly Vertex Technology Fund Pte. Ltd. (“VTF”)), and 704,223 shares of Common Stock owned directly by Vertex Technology Fund (II), Ltd.” (“VTF II”). . This amount also includes 902,946 shares of Common Stock issuable upon exercise of Common Stock warrants issued to VTF in connection with the Company’s July 1999 Preferred Stock financing (the “Financing”), and 234,741 shares of Common Stock issuable upon exercise of Common Stock warrants issued in the Financing to VTF II.  VM, VI, VI-3, VTF and VTF II are indirectly controlled by Singapore Technologies Pte. Ltd.  (“ST”) The address of VM, VI and VI-3 is 83 Science Park Drive, #01-01/02 The Curie, Singapore 118256.  The address of VTF and VTF II is 89 Science Park Drive, #02-09/12 The Rutherford, Singapore 118261.  The foregoing information is based in part on the Schedule 13D dated July 23, 1999 filed by VTF, VTF II, VI, VI-3 and ST with the Securities and Exchange Commission.

(2)     Includes 575,000 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

(3)     Includes 234,444 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

(4)     Includes 181,999 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

(5)     Includes 106,166 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

(6)     Includes 45,000 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

(7)     Includes 71,555 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

(8)     Includes 20,000 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

(9)  Includes 1,234,164 shares of Common Stock subject to options exercisable within 60 days of February 22, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided with respect to our equity compensation plans (including individual compensation arrangements) as of October 31, 2004:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans approved by security holders	2,812,745		$2.87	2,197,957	(2)

Equity Compensation Plans not approved by security holders	—	(3)	$—	—
Total	2,812,745	(3)	$2.87	2,197,957	(2)

(1)  Excludes purchase rights currently accruing under the 1996 Employee Stock Purchase Plan.

(2)  Includes shares available for future issuance under the 1996 Employee Stock Purchase Plan.  As of October 31, 2004, an aggregate of 57,280 shares of Versant common stock were available for future issuance under this purchase plan.

(3)  Excludes options to purchase 1,826,780 shares of Versant common stock assumed by Versant in connection with its merger with Poet Holdings, Inc.  The weighted-average exercise price of those outstanding options is $3.44 per share.  No additional options may be granted under the Poet option plans under which those assumed options were originally granted.

Item 13.  Certain Relationships and Related Transactions

In connection with the execution of the merger agreement with Poet, on September 26, 2003, Versant entered into a Preferred Stock Conversion Agreement with Vertex Technology Fund, Ltd., Vertex Technology Fund (II), Ltd. and the Joseph M. Cohen Family Limited Partnership (collectively, the “Preferred Shareholders”).  Pursuant to this agreement, the Preferred Shareholders agreed to vote for certain actions that would cause their 1,313,743 then outstanding shares of Versant Series A Preferred Stock to be converted into shares of Versant Common Stock immediately after consummation of the merger with Poet. The conversion of the Preferred Shareholders’ shares of Series A Preferred Stock into Common Stock occurred at an increased conversion rate that resulted in each such share of Series A Preferred Stock being converted into three shares of Versant Common Stock (whereas previously, each outstanding share of Versant’s Series A Preferred Stock was convertible into two shares of our Common Stock).  In addition, in exchange for the Preferred Shareholders’ agreement to convert, effective upon such conversion, outstanding warrants to purchase a total of 1,313,743 shares of Versant Common Stock held by the Preferred Shareholders were amended to reduce the exercise price of such warrants from $2.13 to $1.66 per share of common stock and to extend the term of such warrants by one year.

In connection with Versant’s merger with Poet that was completed in March 2004, certain of Poet’s directors and officers, including Jochen Witte and his spouse, entered into voting agreements with Versant and Poet.  Pursuant to these voting agreements, they agreed to vote all of their shares of Poet common stock in favor of the merger agreement and related matters and against certain inconsistent proposals, and granted irrevocable proxies to Versant to vote their shares of Poet common stock subject to such voting agreements in accordance therewith.

In connection with the completion of the merger with Poet, a German affiliate of Versant entered into an employment agreement with Jochen Witte, which is described above, under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”  In addition, under the merger agreement with Poet, Versant agreed to appoint Jochen Witte, who was a director of Poet prior to the merger, to serve on the board of directors of Versant and Poet following the merger.  Pursuant to the merger agreement, Versant agreed to assume and perform the obligations of Poet, subject to certain exceptions, under any indemnification agreements that existed as of the date of the merger agreement with any individual who was an executive officer or director of Poet as of that date, including any indemnification agreement with Mr. Witte.

Upon completion of the merger, Versant assumed all outstanding Poet stock options, including options to purchase 280,000 shares and 4,900 shares of Versant Common Stock, held by Jochen Witte and his spouse, respectively.

In connection with Versant’s acquisition of Mokume, up to 632,400 shares of Versant common stock issued to Mr. Jain in that transaction were subject to potential repurchase by Versant at a nominal price if Mr. Jain’s employment with Versant terminated during the two year period immediately following the closing of the acquisition, with the number of shares subject to such repurchase right being reduced by 26,350 shares per month of continuous employment.  If Mr. Jain’s employment with Versant was terminated “without cause” during such two-year period, then, at its option, Versant could either release all of such shares from such repurchase option or repurchase any unvested shares, in which case Versant would be obligated to transfer to Mr. Jain Mokume technology, subject to Versant’s retention of a non-exclusive license to that technology.  All of these 632,400 shares were released from Versant’s repurchase option pursuant to an Amendment Agreement dated as of September 26, 2003 among Versant, Mr. Jain and other former Mokume stockholders, as described below.

In connection with the Mokume acquisition, Mr. Jain also entered into a Non-Competition Agreement with Versant in which he agreed not to compete with Versant’s real-time computing business for up to two years following the closing of Versant’s acquisition of Mokume.  However, if Mr. Jain’s employment with Versant were terminated “without cause” then the non-competition covenant would terminate unless Versant continued to pay Mr. Jain severance at the rate provided in his employment agreement.

Ajay Jain is one of several parties to a certain Amendment Agreement dated September 26, 2003 entered into among Versant and certain of the former stockholders of Mokume Software, Inc., or Mokume, that amended the Agreement and Plan of Reorganization dated as of November 19, 2002 pursuant to which Versant acquired Mokume (the “Mokume Merger Agreement”).

Under the terms of the Mokume Merger Agreement, Versant was entitled to repurchase from the former Mokume stockholders a total of 1,212,000 of the shares of Versant common stock issued to the Mokume stockholders under the Mokume Merger Agreement (the “Contingent Shares”) at the price of $0.01 per share if certain contingencies related to the Mokume acquisition did not occur within a defined time period (the “Contingency”).  The Contingent Shares held by certain of the former Mokume stockholders were also subject to monthly vesting conditions based on their continued employment with Versant over a two-year period beginning on November 19, 2002.  In addition, the Contingent Shares and all other shares issued to the former Mokume stockholders under the Mokume Merger Agreement were subject to potential forfeiture to Versant to satisfy claims for indemnification that might be asserted by Versant for breaches of Mokume’s representations and warranties under the Merger Agreement, subject to certain release conditions.

The principal changes to the Mokume Merger Agreement effected by the Amendment Agreement are summarized below.

•

A total of 363,600 of the Contingent Shares (including 189,720 shares then owned by Mr. Jain) were forfeited by the former Mokume stockholders and cancelled without consideration. The remaining 848,400 Contingent Shares (which include 442,680 shares then owned by Mr. Jain) were released from the Contingency and from any vesting restrictions now applicable to them.

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

•	The Amendment Agreement also provides former Mokume stockholders certain rights to satisfy Versant indemnification claims in cash in lieu of forfeiting Mokume Shares.

•	All of the remaining 690,000 Mokume Shares are currently being held by Versant to potentially satisfy indemnity claims by Versant,.

                Except for compensation arrangements described where required above in this report and the arrangements described above in this Item 13, since November 1, 200, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of the Common Stock of the Company had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

The registered public accounting firm of Grant Thornton LLP was selected to serve as our independent accountant to perform the audit of our financial statements for the fiscal years ended October 31, 2004 and 2003.  The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountant in our fiscal years ended October 31, 2004 and 2003.

Fee Category	Fiscal 2004	Fiscal 2003
Audit Fees	$595,036	$222,630
Audit-Related Fees	78,449	30,310
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$673,485	$252,940

Audit Fees include aggregate fees billed for professional services rendered in connection with Grant Thornton LLP’s audit of Versant’s annual consolidated financial statements for the fiscal years 2003 and 2004, the reviews of Versant’s consolidated financial statements included in the Quarterly Reports on Forms 10-Q for each of those fiscal years, and the attestation services for the statutory audits of international subsidiaries.

Audit-Related Fees include professional services rendered in connection with the various acquisitions completed by the Company and related regulatory fillings.

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

The Audit Committee of the Board of Directors considered the services listed above to be compatible with maintaining Grant Thornton LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION

By:	/s/ Lee McGrath
Lee McGrath
Vice President, Finance and Administration
and Chief Financial Officer

Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon	President, Chief	February 28, 2005
Nick Ordon	Executive Officer and
Director

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER

/s/ Lee McGrath	Vice President-Finance	February 28, 2005
Lee McGrath	and Administration, and Chief
Financial Officer

ADDITIONAL DIRECTORS:

/s/ Jochen Witte	President, European Operations and	February 28, 2005
Jochen Witte	Director

/s/ Uday Bellary	Director	February 28, 2005
Uday Bellary

/s/ William Henry Delevati	Director	February 28, 2005
William Henry Delevati

/s/ Herbert May	Director	February 28, 2005
Herbert May

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.01	Rule 13a-14(a) Certification of Principal Executive Officer				☒

31.02	Rule 13a-14(a) Certification of Principal Financial Officer				☒

32.01	Section 1350 Certification of Principal Executive Officer				☒

32.02	Section 1350 Certification of Principal Financial Officer				☒