Form 10QSB
period 2005-01-31
VERSANT CORP
filed 2005-03-17
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-28540

VERSANT CORPORATION

(Exact name Small Business Issuer as specified in its charter)

California	94-3079392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6539 Dumbarton Circle, Fremont, California 94555
(Address of principal executive offices) (Zip code)

(510) 789-1500
Issuer’s telephone number, including area code:

Check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of  March 9, 2005, there were outstanding 34,877,318 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

For the Quarterly Period Ended January 31, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at January 31, 2005 and October 31, 2004

Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2005 and January 31, 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2005 and January 31, 2004

Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Signatures

Certifications

INTRODUCTORY NOTE :  After review, Versant Corporation has determined that it met the definition of «Small Business Issuer » at the end of its past two consecutive fiscal years and therefore is currently eligible to file reports with the Securities and Exchange Commission pursuant to Regulation S-B promulgated under the Securities Exchange Act of 1934.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	January 31, 2005	October, 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,554	$3,313
Restricted cash	320	320
Trade accounts receivable, net	5,388	5,121
Other current assets	536	823
Total current assets	9,798	9,577

Property and equipment, net	676	742
Goodwill	16,945	16,895
Intangible assets, net	4,600	4,770
Other assets	383	561
Total assets	$32,402	$32,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$775	$839
Accrued liabilities	3,840	4,307
Deferred revenue	3,268	3,027
Deferred rent	102	93
Total current liabilities	7,985	8,266

Long term restructuring accrual	952	1,120
Deferred revenue	19	43
Deferred rent	203	237
Total liabilities	9,159	9,666

Stockholders' equity:
Common stock, $0.00 par value	94,103	94,021
Deferred stock-based compensation	(120)	(146)
Accumulated other comprehensive income	480	569
Accumulated deficit	(71,220)	(71,565)
Total stockholders' equity	23,243	22,879
Total liabilities and stockholders' equity	$32,402	$32,545

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amount)

(unaudited)

	Three Months Ended January 31,
	2005	2004
Revenues:
License	$3,491	$3,082
Maintenance	1,592	1,591
Professional services	1,526	1,693
Total revenues	6,609	6,366

Cost of revenues:
License	56	47
Amortization of intangible assets	195	24
Maintenance	418	339
Professional services	1,501	1,476
Total cost of revenues	2,170	1,886

Gross profit	4,439	4,480

Operating expenses:
Sales and marketing	1,729	2,164
Research and development	1,079	961
General and administrative	1,322	807
Total operating expenses	4,130	3,932

Income from operations	309	548
Other income, net	81	97
Income before provision for income taxes	390	645
Provision for income taxes	45	40
Net income	$345	$605

Net income per share:
Basic	$0.01	$0.04

Diluted	$0.01	$0.03

Shares used in per share calculation:
Basic	34,772	14,743

Diluted	35,195	17,967

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$2	$—
Sales and marketing	3	—
Research and development	4	—
General and administrative	17	—
Total	$26	$—

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net income	$345	$605
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	86	169
Amortization of intangible assets	195	24
Stock-based compensation	26	—
Recovery of bad debt allowance	(88)	(23)
Changes in current assets and liabilities:
Accounts receivable	(260)	703
Prepaid expenses and other assets	578	608
Accounts payable and accrued liabilities	(826)	(9)
Deferred revenue	179	(505)
Deferred rent	(21)	(12)
Net cash provided by operating activities	214	1,560

Cash flows from investing activities:
Acquisition costs	—	(350)
Purchases of property and equipment	(6)	(22)
Net cash used in investing activities	(6)	(372)

Cash flows from financing activities:
Proceeds from sale of common stock, net	82	116
Net payments under short-term note and bank loan	—	(500)
Net cash provided by (used in) financing activities	82	(384)

Effect of foreign exchange rate changes on cash and cash equivalents	(49)	(137)
Net increase in cash and cash equivalents	241	667
Cash and cash equivalents at beginning of period	3,633	3,311
Cash and cash equivalents at end of period	$3,874	$3,978

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  THE COMPANY AND BASIS OF PRESENTATION

Versant Corporation (with its subsidiaries, collectively referred to in this report as “Versant” or “the Company”) was incorporated in California in August 1988.  The Company is involved in the design, development, marketing and support of high performance object data base management, data access and data integration software systems. The Company is headquartered in Fremont, California and has international operations in Germany, the United Kingdom and India. The Company markets its software products and related maintenance services directly through telesales and field sales organizations in North America, Germany and the United Kingdom, and indirectly through distributors and resellers worldwide.

The Company is subject to the risks associated with similar companies in a comparable stage of development. These risks include, but are not limited to, fluctuations of operating results, seasonality, lengthy sales cycles for its products, dependence on the continued customer acceptance of object database technology, competition, limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations, product concentration, and the ability to adequately finance the Company’s ongoing operations.

As of October 31, 2004, the Company had not achieved business volume sufficient to consistently restore profitability and positive cash flow, on an annual basis.  The Company operated at a net loss of $12 million in 2004, $2.4 million in 2003 and $3.4 million in 2002. Management anticipates funding future operations from current cash resources and future cash flows from operations.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  No assurances can be given that these efforts will be successful, if required.

The Company completed its merger with Poet Holdings, Inc. in March of 2004, the acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004.  Poet was headquartered in Hamburg Germany, and as a result of this merger, the Company consolidated its European operations.  At the end of the quarter ended January 31, 2005, Versant had a total of 114 employees.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed on February 15, 2005. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2005, or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2.  ACQUISITIONS

Poet Holdings, Inc.

In March 2004, our shareholders approved the merger with Poet Holdings Inc., or Poet, with a wholly owned subsidiary of the Company. As a result of this merger, Poet became a wholly owned subsidiary of Versant.  The merger with Poet was consummated to obtain a broader object database product suite and thereby increase the size and variety of Versant’s customer base, as well as to capitalize on Poet’s strong European presence and bring Poet’s cash assets into the merged company. The total purchase price was $29,967,916, and consisted of the following: a) A total of 15,525,342 shares of Versant common stock, valued at $25,927,321, using a fair value per share of $1.67 per share, which were exchanged for 11,089,542 shares of Poet common stock; b) options to purchase a  total of 1,784,780 shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested assumed options in the amount of $299,546) which were issued upon the conversion and assumption of 1,274,834 options to purchase shares of Poet common stock in the merger; and c) Direct transaction costs of $1,937,316.. The fair value per Versant share of $1.67 was computed using Versant’s average stock price five days before and five days after the acquisition, eliminating the high and the low prices in that date range. The results of operations of Poet Holdings are included in Versant’s income statement from March 18, 2004 onwards.

FastObjects, Inc.

In June 2004 the Company signed an agreement to acquire FastObjects, Inc., the exclusive US and Canadian distributor for Poet’s FastObjects database management products. Completion of the acquisition was subject to the approval of certain closing conditions, which were met as of the acquisition date of July 6, 2004. The acquisition of FastObjects is part of the post-merger process of integrating Versant and Poet’s businesses. Prior to the acquisition, a Poet subsidiary owned preferred shares of FastObjects, Inc. representing approximately 19% of FastObjects’ stock. In 2002, prior to its merger with Versant in March 2004, Poet had granted FastObjects, Inc. exclusive North American distribution rights for Poet’s FastObjects product. This acquisition allowed Versant to re-acquire those rights and bring the FastObjects product back into its regional distribution network in North America. The total purchase price was $636,249 and consisted of the following: a) pre-existing investment of 19% ownership in FastObjects, Inc. of $300,000; b) increase in investment of $35,020, based on conversion from cost to equity method of accounting; c) net cash of $277,730, which includes a payment of $540,974 to the shareholders of Fast Objects, Inc, less cash of $263,244 received from Fast Objects; and d) Direct transaction costs of $23,499.

JDO Genie

In June 2004, Versant signed an asset purchase agreement to acquire the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., or JDO Genie, a privately held South African company. The transaction was consummated on June 30, 2004. The acquisition of the JDO Genie product and technology allows Versant to provide a solution that can serve as the foundation for multiple data access products connecting applications to both object and relational databases. This arrangement also includes a one-year consulting contract with the JDO Genie development team, which includes objective-based bonus payments totaling $250,000. These amounts are expensed as incurred and not included as part of the purchase price. The original purchase price recorded by the Company was $525,000, and consisted of the following: a) a cash payment of $ 200,000 made in July of 2004; and b) a contingent deferred cash payment of $325,000. Under the terms of the agreement, the deferred portion of the purchase price payable to JDO Genie (PTY) Ltd was to be either:

a.               230,150 restricted shares of Versant common stock (valued at $400,000), if JDO Genie (PTY) Ltd received formal written approval to receive such shares from the South African Reserve Bank; or

b.              Had the South African Reserve Bank not provided such formal approval within a defined time period after the closing of the transaction (which time period was subsequently extended by the mutual agreement of the parties) then in lieu of the shares, Versant was to pay JDO Genie (PTY) Ltd $325,000 on June 30, 2005.

On January 14, 2005, the South African Reserve Bank approved the issuance of the Versant common shares to JDO Genie. Consequently, Versant will issue the 230,150 common shares to JDO Genie in the near future. As a result, an adjustment of the purchase price for the JDO Genie asset purchase was recorded during the quarter ending January 31, 2005, which resulted in an increase in purchase price of $75,000 ($50,000 of which was recorded as goodwill and the remaining $ 25, 000 was allocated to intangible assets).

As a result of the above, the total adjusted purchase price was $600,000, and consisted of the following: a) a cash payment of $200,000 made in July of 2004; and b) 230,150 common shares of Versant that will be issued in the near future. The results of operations of JDO Genie product business were included in Versant’s income statement from June 30, 2004 onwards.

Pro forma results of operations

The Pro forma condensed consolidated statements of operations are presented below as if the merger with Poet and the acquisition of FastObjects, Inc. as well as the disposition of Poet’s Catalog Business (see Note 3 below) had occurred on November 1, 2004. These pro forma figures do not include amounts for JDO Genie, as they are unavailable (in thousands except per share data):

	Three Months Ended
	January 31,
	2005	2004
Revenues	$6,609	$7,352
Net income (loss)	$345	$(137)
Nrt income (loss) per share	$.01	$(0.01)

NOTE 3.  DISCONTINUED OPERATIONS

In September 2004, the Company completed its sale to ems ePublishing AG, a privately held German company based in Karlsruhe, Germany (“EMS”), of all the stock of Poet GmbH, an indirect Versant subsidiary that owned the assets and employed the personnel of Versant’s Catalog Solutions Business (the “Catalog Business”). The sale was consummated pursuant to a Share Purchase and Transfer Agreement dated September 13, 2004 (the “Sale Agreement”) between EMS and Poet Software GmbH, another subsidiary of Versant (“Poet Software”) that owned all the shares of Poet GmbH. Pursuant to the Sale Agreement, EMS agreed to assume the operations of the Catalog Business.

The Catalog Business was originated by Poet and acquired by Versant in connection with its March 2004 merger with Poet. This business involved the development and sale of software product lines that enable companies to create, manage, customize and distribute electronic sales catalogs to conduct business-to-business e-commerce transactions. The principal assets disposed of in the sale of the Catalog Business to EMS include the X-Solutions and eSupplier Solutions product lines, including the Poet X-Buy, Poet X-Market, Poet X-Sell, Poet eSupplier Port, Poet eSupplier Web and Poet eSupplier Link products, related rights to those products and customer agreements of the Catalog Business as well as the transfer of Catalog Business personnel. Pursuant to the Sale Agreement, it was also agreed that Poet GmbH (now owned by EMS) may use the “Poet” trade name and mark in connection with data processing and software businesses and that Versant, its subsidiary Poet Holdings, Inc. and their affiliates would cease their use of the “Poet” trade name or mark effective as of January 1, 2005. In addition, pursuant to the Sale Agreement Poet Software granted Poet GmbH certain non-exclusive rights to certain Poet database software for use with certain existing Poet GmbH customer contracts.

In exchange for the shares of Poet GmbH, EMS paid Poet Software a closing cash payment of 1,000,000 euros and paid a further 172,000 euros for a total of 1,172,000 euros cash consideration (or approximately $1.4 million USD). In addition EMS has agreed to pay a royalty on future revenues of Poet GmbH’s Catalog Business over the ten-month period following the signing of the Sale Agreement in an amount equal to 30% of all Poet GmbH’s catalog solutions business revenues which: (a) exceed 800,000 euros (or approximately $1,048,000 USD based on current exchange rates) during the period from September 1, 2004 to December 31, 2004; (b) exceed 600,000 euros (or approximately $786,000 USD based on current exchange rates) during the period from January 1, 2005 to March 31, 2005; and (c) exceed 600,000 euros (or approximately $786,000 USD based on current exchange rates) during the period from April 1, 2005 to June 30, 2005. To date,  Versant has not received any royalties from EMS pursuant to the Sale Agreement referred to above.

NOTE 4.  STOCK-BASED COMPENSATION

Versant has elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  The Company records and measures deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed over the vesting period of the related stock option, which is generally up to three years.  The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the date of grant during the three months ended January 31, 2005 and 2004.

If the compensation cost for the Company’s stock plans and employee stock purchase plan been determined based on the fair value at the grant dates for the awards calculated in accordance with SFAS No.123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except for per share amounts):

	Three Months Ended January 31,
	2005	2004
Net income, as reported	$345	$605
Stock based compensation	26	—
Compensation expense under SFAS 123 related to:
Stock option plans	(144)	(211)
Employee stock purchase plan	(28)	(34)
Pro forma net income	$199	$360
Basic net income per share:
As reported	$.01	$.04
Pro forma	$.01	$.02

Diluted net income per share:
As reported	$.01	$.03
Pro forma	$.01	$.02

The weighted average fair value per share of stock options granted was $0.50 and $1.22 during the three months ended January 31, 2005 and January 31, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three Months Ended Janauary 31,
	2005	2004
Expected life (in years)	3	3
Risk-free interest rate	3.30%	2.41%
Volatility	128%	141%
Dividend yield	—	—

NOTE 5.  NET INCOME PER SHARE

Basic net income per share excludes the effect of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding dilutive common stock options and shares subject to repurchase to the weighted average number of common shares outstanding for the period.

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	January 31,
	2005	2004
Calculation of basic net income per share:
Net income	$345	$605
Weighted average common shares outstanding	34,772	14,743
Net income per share, basic	$.01	$.04

Calculation of diluted net income per share:
Net income	$345	$605
weighted average - common shares outstanding	34,772	14,743
Dilutive securities -common stock options and shares subject to repurchase	423	3,224
weighted average - common shares outstanding and potentially dilutive common shares	35,195	17,967
Net income per share, diluted	$.01	$.03
Anti-dilutive common stock options, not included in net income per share calculation	4,197	3,258

NOTE 6.    OTHER COMPREHENSIVE INCOME

Other comprehensive income presented in the accompanying consolidated balance sheet consists of cumulative foreign currency translation adjustments. The tax effects of the components of the comprehensive loss are insignificant.

For the period presented, the other comprehensive income is as follows (in thousands):

	Three Months Ended
	January 31,
	2005	2004
Net income, as reported	$345	$605
Foreign currency translation adjustment	89	(137)
Total	$434	$468

NOTE 7.   SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

The following table presents the Company’s revenues by geographic region (in thousands):

	Three Months Ended
	January 31,
	2005	2004
Revenues by region:
North America	$2,738	$4,318
Europe	3,824	1,532
Asia Pacific	47	516
Total	$6,609	$6,366

Long-lived assets by region are as follows (in thousands):

	As of January 31,
	2005	2004
Long-lived assets by region:
North America	$531	$579
Europe	409	605
Asia Pacific	119	119
Total	$1,059	$1,303

NOTE 8.  RESTRUCTURING

During the second quarter of fiscal year 2004, Versant implemented a restructuring plan aimed at optimizing performance in its catalog business that was acquired as part of its merger with Poet.   The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels.   As a result, the Company incurred costs related to employee severance payments, related benefit and outplacement expenses totaling approximately $400,000 that were recorded as restructuring costs in operating expenses during the second and third quarters of fiscal year 2004. The Company’s catalog business was acquired in September 2004 by EMS, which assumed all assets, liabilities and employees of the catalog business. All obligations under this restructuring plan had been fulfilled as of October 31, 2004.

In October 2004, Versant committed to an additional restructuring plan in an effort to reduce operating expenses.

The following table summarizes the Company’s restructuring activities initiated in October 2004 through January 31, 2005 (in thousands):

	Facility Leases	Employee Terminations	Total
Opening balance at October 31, 2004	$2,107	$504	$2,611
Net cash payments during the three months ended January 31, 2005	(203)	(310)	(513)
Accrual balance as of January 31, 2005	$1,904	$194	$2,098

NOTE 9.  GOODWILL

The goodwill balances as of January 31, 2005 and October 31, 2004 are as follows (in thousands):

	As of January 31, 2005			As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill:
Versant Europe	$3,256	$3,036	$220	$3,256	$3,036	$220
Poet Holdings, Inc.	16,052	—	16,052	16,052	—	16,052
FastObjects, Inc.	602	—	602	602	—	602
JDO Genie (PTY), LTD.	50	—	50	—	—	—
Versant India	21	—	21	21	—	21
Total	$19,981	$3,036	$16,945	$19,931	$3,036	$16,895

NOTE 10.  INTANGIBLE ASSETS

Intangible assets consist of acquired technology and customer relationships amortized over a period between five and eight years. The Company’s intangible assets balances as of January 31, 2005 and October 31, 2004 are as follows (in thousands):

	As of January 31, 2005			As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$4,300	$533	$3,767	$4,300	$380	$3,920
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	61	489	525	35	490
FastObjects, Inc. (Amortized over 6 yrs)	380	36	344	380	20	360
Total	$5,230	$630	$4,600	$5,205	$435	$4,770

NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123R requires the Company to expense grants made under the Company’s stock option programs. That cost will be recognized over the vesting period of the options.  Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company’s statement of operations. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt in fiscal year 2006.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2006. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on February 15, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements, which include, among other things, statements regarding the Company’s future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, and involve known and unknown risks, uncertainties and other factors that may cause the Company’s operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed or implied in or anticipated or contemplated by the forward-looking statements. Forward-looking statements many include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. The Company’s actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in the Company’s other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 report on Form 10-K. Versant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Certain Industry Terms

We have listed below, for reference purposes, certain technical terms that are well known and often used in our industry.  We have defined these terms here to assist readers in better understanding the information provided in this report:

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

•                  Native-Applications are constructed from a large number of individual software pieces. The construction is usually easier and resulting application more reliable when the software pieces are built using the same software language,  with compatible interaction methods, and running on the same operating system. These interactions would be called “native”. In the less-desirable case, there will the need for conversions and adaptations, and the interactions could be called “non-native”.

Overview

We design, develop, market and support high performance object database management, data access and data integration software systems and provide related services to address the complex data management needs of enterprises and providers of products requiring data management functions.  Our products and services collectively comprise our single operating segment, which we call “Data Management”.

Our products are typically used by customers to manage data for business systems to enable these systems to access and integrate data necessary for their data management applications. Our data management product and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. Our combined suite of products and services cater to a wide range of customers with a wide variety of needs ranging from solutions for small devices, like remote controls, up to full-scale enterprise solutions, which manage hundreds of gigabytes of streaming data. We believe that by using our data management solutions, customers cut hardware costs, accelerate and simplify development, significantly reduce administration costs and deliver products with a significant competitive edge.

On March 18, 2004 we finalized the merger in which we acquired Poet Holdings, Inc., or Poet. The acquisition of Poet brought Versant two distinct lines of business. The first was Poet’s Data Management line of business, comprised of its FastObjects database product line. The second was Poet’s Catalog Solutions business, comprised of the X-Solutions and eSupplier Solutions products, which we reported as a separate “Catalog” operating segment in our reports on Form 10-Q for the three months ended April 30, 2004 and July 31, 2004. We intend to continue integrating Poet’s database product line into our existing product line to provide a broader suite of data management products. However, we concluded the sale of Poet’s Catalog Solutions line of business in September 2004 (see Note 3 to the unaudited interim financial statements included in this report). As a result, we transformed our business back to the single Data Management operating segment that existed prior to our merger with Poet.

On June 30, 2004 we acquired data access technology from JDO Genie (PTY) Ltd, a privately held South African company, and on July 6, 2004 we acquired FastObjects Inc., the exclusive distributor of Poet’s database product line in North America.

Our Data Management business is currently comprised of the following key products:

•    Versant Developer Suite, or VDS, a sixth generation object database management system that is used in high-performance large-scale real-time applications. Our former product, Versant enJin, has been replaced by VDS using VDS’s Java Data Object (JDO) language interface.

•    FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems.

•    Versant Open Access, a software product that provides business application developers a powerful object storage tool.

Our VDS and Versant Open Access product offerings are used primarily by larger enterprises, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Versant Open Access is offered in versions for applications written in Java and Microsoft.NET environments. Versant JDO, a product that we announced last year, and the technology we acquired in June 2004 from JDO Genie, have both been absorbed into the Versant Open Access family. With the incorporation of Poet’s FastObjects solution into our product line following our March 2004 merger with Poet, we have expanded the scope of our solutions to also address data management needs of smaller business systems.

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

In addition to our product offerings, to assist users in developing and deploying applications based on VDS, FastObjects, and Versant Open Access, we offer a variety of services, including consulting, training and technical support services. We also offer a dedicated consulting practice for IBM WebSphere customers. Under our agreement with IBM signed in late 2000 and renewed most recently in August 2004, we jointly market services and outsource our consultants to IBM to provide such services.

We recorded a non-cash charge in our statement of operations for the three months ended July 31, 2004, which represented the net book value of all assets associated with our Versant Real Time Framework product or “VRTF”. VRTF was launched in fiscal 2003, and was based on technology we acquired through our November 2002 acquisition of Mokume Software, Inc. While we believe that demand exists in the marketplace for a product such as VRTF, our primary operational focus since merging with Poet in March 2004, has been on integrating Versant’s and Poet’s operations and leveraging their respective object database and data access product suites, with the goal of increasing our accessible market. We determined that this objective requires priority and a greater dedication of resources within our organization such that we cannot distract or dilute our efforts in this regard by continuing with the more early stage real time initiative addressed by VRTF.

We license our products and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors. Services are an important aspect of our business, and during the three months ended January 31, 2004 and 2003, 47% and 52%, respectively, of our revenues were derived from services. In addition to these products and services, we resell related software developed by third parties. To date, substantially all of our revenues have been derived from the following data management products and services:

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

• reimbursements received for out-of-pocket expenses we incurred that are booked as revenues in our statement of operations.

Our total revenues from software licenses, maintenance and professional services for the quarter ended January 31, 2005 increased by $243,000 over the comparable period in 2004. The revenues for the three months ended January 31, 2005 include the operations of Poet, and our sales and marketing of products acquired in our acquisitions of FastObjects and the JDO Genie product line and does not include any operations of the Catalog Solutions business, which was disposed of in September 2004. The relative mix of our revenues between license, maintenance and professional services revenues for the three months ended January 31, 2005 was substantially the same as the corresponding period in 2004, except that license revenue represented a slightly higher percentage of total revenues. For the three months ended January 31, 2005, our North American revenues declined significantly compared to the corresponding quarter in 2004. We attribute this decline to cautious purchasing behavior in the region rather than a discernable trend away from using our technology. European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. Our total operating expenditures and total cost of revenues increased by $198,000 and $284,000 respectively for the three months ended January 31, 2005, compared to the corresponding quarter in 2004.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of the assets and liabilities at the date of the financial statements and of the revenues and expenses during the reporting period.  We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information.   Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, impairment of long-lived assets, the determination of our reserve for doubtful accounts, and the determination of stock-based compensation and income taxes.

Revenue Recognition

We recognize revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.   Revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”), and agreements for consulting and training activities.

We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenues until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific-objective-evidence of the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

Revenues from software license arrangements, including prepaid license fees, is recognized when all of the following criteria are met:

•                  Persuasive evidence of an arrangement exists.

•                  Delivery has occurred and there are no future deliverables except PCS.

•                  Fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenues are recognized as payments become due in accordance with paragraph 29 of  SOP 97-2;

•                  Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with their deployment schedules. Extended payment terms are only granted to customers with a proven ability to pay at the  time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables.  In addition, the volume of extended payment term arrangements has dramatically reduced since fiscal 2000 consistent with customers adopting a more conservative approach to software purchases and their reluctance to prepay for licenses prior to usage. We typically do not grant extended payment terms beyond one year.

If an acceptance period or other contingency exists, revenues are not recognized until satisfaction of the contingency, customer acceptance or expiration of the acceptance period, as applicable. Our license fees are non-cancelable and non-refundable and we do not make concessions or grant a refund for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of its software.   Therefore a customer’s delay or acceleration in his deployment schedule does not impact our revenue recognition. Revenues from related PCS for all product lines (with the exception of deployments of FastObjects products) are billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term of the PCS, which is generally twelve months. PCS revenues from deployments of the FastObjects product line are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

We categorize our customers into two broad groups, End Users and Value Added Resellers (“VARs”). End User customers are companies who use our products internally and do not redistribute the product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to external third party customers, either individually or as part of an integrated product. We license our data management products through three types of perpetual licenses—development licenses, deployment licenses and test licenses.

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

VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR’s applications and sold directly to end-users.  VARs are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

Revenues from our resale of third-party products are recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions and we assume the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When we do not assume the risks and rewards of ownership, revenues from our resale of third-party products or services is recorded at contract value net of the cost of sales.

In the rare cases that a customer requests engineering work for porting our product to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical work, we recognize revenues in accordance with SOP 81-1 and uses either the percentage of completion or completed contract methods for recognizing revenues.  We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required completing the work in question.  We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified.  Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized.  When using the percentage of completion method, the following conditions must exist:

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

The completed contract method is used when reasonable or dependable estimates cannot be made. As a result, in such situations we defer all revenues until such time as the work has been completed.

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respect fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations at the acquisition date.

For the purpose of testing for goodwill impairment in our single Data Management operating segment we have aggregated the goodwill for the following acquisitions:

•                  Versant Europe, acquired in 1997;

•                  Poet Holdings, Inc. acquired on March 18, 2004;

•                  Technology of JDO Genie (PTY) Ltd, acquired on June 30, 2004; and

•                  FastObjects, Inc., acquired on July 6, 2004.

We filed a Form 8-K on August 25, 2004 reporting our assessment that the carrying value of intangible assets and goodwill acquired through our acquisition of Mokume Software Inc., in November 2002 had been fully impaired.  Consequently, for the quarter ended July 31, 2004, we recorded a charge of approximately $1.0 million related to the write-off of remaining Mokume intangible assets and goodwill.

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the reporting unit level (which in our case is at the consolidated company level) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity (as indicated by our publicly traded share price and shares outstanding plus a control premium), debt and current liabilities. Under this approach, if the estimated fair value of our assets is greater than the carrying value of these assets, then there is no goodwill impairment.  If the estimated fair value of our assets is less than the carrying value of these assets, then we should allocate the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than that reporting unit’s goodwill carrying amount and would be recorded in earnings during the period of such impairment.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, we amortized goodwill over five years using the straight-line method.  Identifiable intangibles are currently amortized over five years in relation to the JDO Genie (PTY) Ltd acquisition, six years in relation to the FastObjects, Inc. acquisition and seven years in relation to the merger with Poet, using the straight-line method in each of these cases.

Impairment of Long-lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The recoverability test compares the carrying amount of the asset or asset group to the expected undiscounted net cash flows to be generated by these assets. If the carrying amount of the asset or asset group is less than the expected undiscounted net cash flows to be generated by these assets, an impairment loss is recorded in earnings during the period of such impairment and is calculated as the excess of the carrying amount of the asset or asset group over its estimated fair value.

Reserve for Doubtful Accounts

We initially record provision for doubtful accounts based on historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.  In estimating the provision for doubtful accounts, we consider, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (i.e. license, consulting, maintenance, etc.); (iv) our historical provision for doubtful accounts; (v) the credit-worthiness of each customer; (vi) the economic conditions of the customer’s industry; and (vii) general economic conditions.

Should any of these factors change, the estimates we make will also change, which could impact the level of our future provision for doubtful accounts.  Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required. A number of our customers are in the telecommunications industry and, as part of our evaluation of the provision for doubtful accounts; we have considered not only the economic conditions in that industry but also the financial condition of our customers in that industry in determining the provision for doubtful accounts.  If conditions deteriorate further in that industry, or any other industry, then an additional provision for doubtful accounts may be required.

Stock-Based Compensation

We have elected to continue to account for employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) rather than the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS 148.  Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant.  We measure and record deferred compensation for stock options granted to non-employees at their fair value.  Deferred compensation is expensed over the vesting period of the related stock option, which is generally up to four years.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards ( SFAS ) No. 109,  Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to expense grants made under the Company’s stock option programs. That cost will be recognized over the vesting period of the options.  Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company’s statement of operations. We are evaluating the alternatives allowed under the standard, which we are required to adopt in fiscal year 2006.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (“FSP No. 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2006. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2005.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total revenues:

	Three Months Ended January 31,
	2005	2004
	(unaudited)
Revenues:
License	53%	48%
Maintenance	24%	25%
Professional services	23%	27%
Total revenue	100%	100%

Cost of revenues:
License	1%	1%
Amortization of intangible assets	3%	0%
Maintenance	6%	5%
Professional services	23%	24%
Total cost of revenue	33%	30%

Gross profit margin	67%	70%

Operating expenses:
Marketing and sales	26%	34%
Research and development	16%	15%
General and adminstrative	20%	13%
Total operating expenses	62%	62%
Income from operations	5%	8%
Other income, net	1%	2%
Income before provision for income taxes	6%	10%
Provision for income taxes	1%	1%
Net income	5%	9%

Revenues

The following table summarizes software license, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended
	January 31,
			Change
	2005	2004	Amount	Percentage
Revenues:

License revenues	$3,491	$3,082	$409	13%
Maintenance revenues	1,592	1,591	1	0%
Professional services revenues	1,526	1,693	(167)	-10%
Total	$6,609	$6,366	$243	4%

Total Revenues. We derive our revenues from software licenses, maintenance and professional services. Our total revenues increased $243,000 (or 4%) to $6.6 million for the three months period ended January 31, 2005 compared to $6.4 million for the same period in 2004. This increase was primarily a result of favorable foreign currency exchange gains of $265,000. Two customers each accounted for 10% or more of our total revenues in the three months ended January 31, 2005 and 2004.

International revenues.  International revenues represented approximately 59% of our total revenues for the three months ended January 31, 2005, as compared to 32% for the same period in 2004; this increase is primarily due to a significant follow on order from a European telecommunications company and also due to the acquisition of Poet’s customer base.

The following table summarizes the revenues by geographic area (in thousands, except percentages):

	Three Months Ended
	January 31,
		Percentage		Percentage	Change
	2005	of Revenues	2004	of Revenues	Amount	Percentage
	(unaudited)
Revenues by geographic area:
North America	$2,738	41%	$4,318	68%	$(1,580)	-37%
Europe	3,824	58%	1,532	24%	2,292	150%
Asia Pacific	47	1%	516	8%	(469)	-91%
Total	$6,609	100%	$6,366	100%	$243	4%

Revenues by industry. Our products are used by the technology sector mainly for demand consensus forecasts, collaborative planning and requirements definition. Our revenues in this sector decreased $170,000 (or 9%) to $1.8 million during the three months ended January 31, 2005, compared to  $1.9 million in the corresponding period of 2004, due to a decline in our North America professional services revenues as a result of temporary decrease in utilization within our WebSphere practice as our consultants transitioned from their completed engagements to their new assignments.

We also market our products to the telecommunications sector in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications sector increased $1.3 million (or 83%) to $2.8 million during the three months ended January 31, 2005, compared to $1.5 million in the corresponding period of 2004, due to a significant follow on order from a European telecommunications company.

The following table summarizes our revenues by industry (in thousands, except percentages) for the periods indicated:

	Three Months Ended
	January 31,		Change
	2005	2004	Amount	Percentage
	(unaudited)
Revenues by industry:
Telecommunications	$2,823	$1,539	$1,284	83%
Technology	1,772	1,942	(170)	-9%
Defense (Inc Gov’t)	224	873	(649)	-74%
Other	1,790	2,012	(222)	-11%
Total	$6,609	$6,366	$243	4%

Revenues by category.  The following tables summarizes our revenues by category (in thousands, except percentages):

	Three Months Ended January 31,
		Percentage		Percentage	Change from 2004 to 2005
	2005	of Revenues	2004	of Revenues	Amount	Percentage
	(unaudited)
Revenues by category:
License	$3,491	53%	$3,082	48%	$409	13%
Maintenance	1,592	24%	1,591	25%	1	0%
Professional service	1,526	23%	1,693	27%	(167)	-10%
Total	$6,609	100%	$6,366	100%	$243	4%

License.  License revenues were $3.5 million for the three months ended January 31, 2005, an increase of 13% over $3.1 million reported for the comparable period in 2004.  The increase in license revenues during the three months ended January 31, 2005 was mainly due to a significant follow on order from a European telecommunications company.

Maintenance.  Maintenance revenues were $1.6 million for the three months ended January 31, 2005, which were consistent with the maintenance revenues reported for the comparable period in 2004.  These revenues remained unchanged as new license agreements, which generally include one year of maintenance, were offset by a similar level of cancellations in our existing maintenance contracts. We expect our maintenance revenues to remain at the same level for the second quarter of 2005, compared to the same period in 2004.

Professional Services.  Professional services revenues were $1.5 million for the three months ended January 31, 2005, a decrease of 10% from $1.7 million reported for the comparable period in 2004. This decrease was mainly due to completion of several long-term consulting engagements and a temporary decline in the backlog of our existing contracts. We expect some softness in our professional services revenues during the three months ending April 30, 2005, compared to the same period in 2004.

Cost of Revenues

Total Cost of Revenues.  Total cost of revenues was $2.2 million for the three months ended January 31, 2005, an increase of $284,000 (or 15%) over total cost of revenues of $1.9 million reported for the comparable period in 2004. This increase included $135,000 of unfavorable foreign currency exchange losses. The following table summarizes the cost of revenue (in thousands, except percentages):

	Three Months Ended January 31,		Change
	2005	2004	Amount	Percentage
	(unaudited)
Cost of revenues:
Cost of license	$56	$47	$9	19%
Amortization of intangible assets	195	24	171	713%
Cost of maintenance	418	339	79	23%
Cost of professional services	1,501	1,476	25	2%
Total	$2,170	$1,886	$284	15%

License. Cost of license revenues consists primarily of royalties and cost of third party products, which we resell to our customer, product media and packaging costs. Cost of license revenues was $56,000 for the three months ended January 31, 2005 (or 2% of license revenues) as compared to  $47,000 (or 2% of license revenues) for the corresponding period in 2004.  The increase of $9,000 in absolute dollars for the three months ended January 31, 2005 from the comparable period in 2004, was primarily due to an increase in royalty expense associated with our newly acquired Poet product offerings.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization of intangible assets acquired in our 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology. Amortization of intangible assets was $195,000 for the three months ended January 31, 2005 (or 6% of license revenues) as compared to  $24,000 (or 1% of licensed revenues) for the corresponding period in 2004.  The increase of $171,000 in absolute dollars for the three months ended January 31, 2005 from the comparable period of 2004 was due to the amortization of intangible assets of $195,000 for the various acquisitions that we made in 2004 and offset by the elimination of amortization of Mokume Software, Inc. We had previously amortized intangible assets acquired in the Mokume acquisition at a rate of $24,000 per quarter, but those assets were written off in full as of July 31, 2004. We expect to incur approximately $195,000 per quarter in amortization expense of intangible assets for previous acquired assets for each quarter during the remainder of fiscal year 2005.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $418,000 for the three months ended January 31,2005 (or 26% of maintenance revenues) as compared to $339,000 (or 21% of maintenance revenues) for the corresponding period in 2004. The increase in absolute dollars of $79,000 for the three months ended January 31, 2005, was mainly due to an increase in headcount of four employees and their associated payroll costs of $143,000 in our European operations.  This increase was the result of our Poet acquisition and our decision to maintain a technical support presence in Europe to accommodate the technical services requirements of our increased customer base in Europe subsequent to the Poet merger.  These costs were partially offset by a decrease of $65,000 in North American operations costs due to a reduction of headcount of two employees and their associated payroll costs.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization. Costs of professional services revenues were $1.5 million for both the three months ended January 31,2005 and 2004 (or 98% and 87% of professional services revenues for the three months ended January 31, 2005 and 2004, respectively). Cost of professional services as a percentage of professional services revenue increased primarily as a result of decreased utilization of personnel due to the completion of several long-term consulting engagements and a temporary decline in the backlog of our existing contracts.

Operating Expenses

Total Operating Expenses.  Total operating expenses were $4.1 million for the three months ended January 31, 2005, an increase of 5% over  $3.9 million reported for the comparable period in 2004.   This increase included unfavorable foreign currency exchange losses of $116,000. The following table summarizes the operating expense (in thousands, except percentages):

	Three Months Ended January 31,		Change
	2005	2004	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,729	$2,164	$(435)	-20%
Research and development	1,079	961	118	12%
General and administrative	1,322	807	515	64%
Total	$4,130	$3,932	$198	5%

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses; commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $1.7 million for the three months ended January 31, 2005 (or 26% of revenues) and $2.2 million (or 34% of revenues) for the comparable period in 2004. The decrease in absolute dollars of $435,000 for the three months ended January 31, 2005 was mainly due to a decline of  $180,000 in the costs of our North American sales organization due to reduced headcount of two employees and their related salaries and commission expenses, combined with an overall reduction in commission expense due to a shift in sales revenues from our North American operations to Europe, where we have a lower sales and marketing cost structure.  Additionally, during the three months ended January 31, 2004, we utilized a third party to assist us in the closure of a major revenue transaction and had a one-time commission expense of $220,000. We expect sales and marketing expenses to continue to remain a considerable percentage of our total revenues in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits expenses for facilities and payments made to outside software development contractors. Research and development expenses were $1.1 million (or 16% of revenues) for the three months ended January 31, 2005 and  $1.0 million (or 15% of revenues) for the comparable period in 2004. The increase in absolute dollars of $118,000 for the three months ended January 31, 2005, was mainly due to an increase of $270,000 in the European operation costs for an additional headcount of eight employees who joined Versant pursuant to the Poet acquisition and because of our decision to maintain a European research and development organization.  These costs were partially offset by a decrease in our North American operation costs of $158,000 due to a decrease in headcount of eight employees and their associated costs and other allocated expenses. We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses, and general operating expenses. General and administrative expenses were $1.3 million (or 20% of revenues) for the three months ended January 31, 2005 and $807,000 (or 13% of revenues) for the comparable period in 2004. The increase in absolute dollars of $515,000 was due to a $300,000 increase in professional services fees related to accounting services and SEC filings, and a $185,000 increase due to increase in headcount of six employees in Europe and their related costs pursuant to our acquisition of Poet. We expect a modest increase in general and administrative expenses as we comply with the new SEC regulation and the Sarbanes-Oxley Act of 2002. The recovery from bad debt allowance was $88,000 and $23,000 for the three months ended January 31, 2005 and 2004, respectively.

Other income, net. Other income consists primarily of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses. Other income, net was $81,000 (or 1% of revenues) for the three months ended January 31, 2005 and $97,000 (or 2% of revenues) for the comparable period in 2004. The decrease in absolute dollars of $16,000 was largely due to the foreign exchange rate gains.

	Three Months Ended January 31,		Change
	2005	2004	Amount	Percentage
	(unaudited)
Other income, net	$81	$97	$(16)	-16%

Provision for income taxes. We incurred foreign withholding tax and state franchise tax of approximately $45,000 and $40,000 in the three months ended January 31, 2005 and 2004, respectively.

We record a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. The Company has recorded a valuation allowance for all of its deferred tax assets, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

We funded our business from cash generated by our operations during three months ended January 31, 2005 and 2004.  As of January 31, 2005, we had cash and cash equivalents of $3.9 million, an increase of $241,000 over the $3.6 million of cash and cash equivalents we held at October 31, 2004,  the end of our last fiscal year. As of January 31, 2005, $2.4 million of our cash and cash equivalents were held in foreign financial institutions. Currently, there are no legal restrictions or tax penalties if the Company decides to repatriate this cash. The following table summarizes our cash balances held in foreign currencies and their equivalent US dollar amounts (in thousands):

	As of January 31, 2005
	Local currency	U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euro	1,506	$1,963
British Pound	223	420
India Rupee	2,145	49
Total		$2,432

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on our net operating results has not been significant. Operating expenses incurred by the Company’s foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. In addition, a substantial portion of our cash balances is held in foreign financial institutions and is subject to exposure from adverse movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

Our largest source of operating cash flows is cash collections from our customers following the purchase of our products and services. Our primary uses of cash in operating activities are from personnel related expenditures and facilities costs.

With our October 2004 restructuring actions and the disposition of the catalog business, we are forecasting our cash expenses in our income statement for 2005 (i.e. excluding depreciation and amortization of intangible assets) to be consistent with levels we operated at prior to the merger with Poet. We do expect some revenue growth in 2005 and believe that, together with our projected expense reductions, this gives us a realistic opportunity of operating at a cash flow breakeven position or better for 2005.

Operating Activities

This table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Three Months Ended January 31,		Change
	2005	2004	Amount	Percentage
	(unaudited)
Net cash provided by operating activities:
Net income	$345	$605	$(260)	-43%
Non-cash adjustments	219	170	49	29%
Accounts receivable	(260)	703	(963)	-137%
Prepaid expense and other assets	578	608	(30)	-5%
Accounts payable, accrued liabilities and other liabilities	(847)	(21)	(826)	3933%
Deferred revenue	179	(505)	684	-135%
Total	$214	$1,560	$(1,346)	-86%

We have financed our operations and met our capital expenditure requirements through cash flows from operations, and increased our cash flows from operations by $214,000 for the three months ended January 31, 2005.  This increase is comprised of net income of $345,000 and non-cash adjustments of $219,000, which were offset by $350,000 for the changes in current assets and liabilities.

Non-cash adjustments were $219,000 for the three months ended January 31, 2005. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

Changes in our assets and liabilities result from the timing of payments to our vendors for accounts payable and from our customers for accounts receivables, and which may impact our operating cash flows in the future. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable daily sales outstanding (DSO). We calculate DSO by taking the average of the beginning and ending net accounts receivable balances divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenue divided by 92.5 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. DSO was 70 days and 74 days for the three months ended January 31, 2005 and October 31, 2004, respectively. In the future, our collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been between net 30 and 45 days.  Our DSO, however, represents a higher number of days since most of our sales occur towards the end of each quarter.

The change in assets and liabilities of $350,000 for the three months ended January 31,2005 was due to the following:

•                  An increase in deferred revenue of $179,000, due to the seasonality of our maintenance contracts, and the fact that a larger percentage of them are becoming due for renewal during the first quarter.

•                  Reductions in prepaids and other assets of $578,000 of which $223,000 was related to the refund of the deposit related to ESS disposition and $256,000 was related to October 31, 2004 non cash reductions in our prepaid assets.

•                  Reductions in accounts payable and other accrued liabilities of $847,000 was due primarily to  $513,000 of payments made against our restructuring accrual, of which $310,000 was employee related and $203,000 was facilities related. The remaining reductions of $313,000 were due to reduction in accounts payable and accrued liabilities, including a reduction of $156,000 in commission and related accruals.

•                  Increase in accounts receivable of $260,000 was mainly due to an increase in revenues during the first quarter of fiscal year 2005.

Investing activities

The main uses of our cash in investing activities are typically for the purchases of property and equipment and acquired technology. For the three months ended January 31, 2005 purchases of property and equipment were $6,000.

Financing activities

The main source of financing activities during three months ended January 31, 2005 were the exercise of employee stock options for $47,000, and the purchase of stock through our employee stock purchase plan for $35,000. With our October 2004 restructuring action and the disposition of the catalog business we are forecasting our cash expenses for fiscal year 2005 (i.e. excluding depreciation and amortization of intangible assets) to be consistent with levels we operated at prior to the merger with Poet. We do expect some revenue growth in 2005 and believe that, together with our projected expense reductions, this gives us a realistic opportunity of operating at a cash flow breakeven position or better for 2005.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 2.7 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. We cannot, however, estimate the amount of such proceeds at this time.

Pursuant to a consulting agreement, we have contracted with JDO Genie (PTY) Ltd, a South African company from which we acquired core technology used in Versant Open Access, to perform research and development work for a portion of Versant Open Access product. This contract was executed in conjunction with the June 30, 2004 acquisition of the JDO Genie technology and expires on the anniversary of the acquisition unless both parties to the contract mutually agree to extend it. The contract includes a fixed monthly retainer, milestone payments, objective based bonus payments and a provision for the reimbursement of travel expenses, all payable by Versant.

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

The Company’s future annual minimum commitments at January 31, 2005 under non-cancelable operating leases and the JDO Genie consulting contract are listed in the table below.  We recorded approximately $1.8 million of the commitments on the January 31, 2005 Balance Sheet (in thousands):

	Operating Lease	Consulting Contract	Total
	(unaudited)
Fiscal year ending October 31,
2005	$1,517	$350	$1,867
2006	1,705	—	1,705
2007	994	—	994
2008	22	—	22
Total	$4,238	$350	$4,588

We believe that our existing cash and cash equivalents and cash generated from operations to be sufficient to finance our operations during the next twelve months. However our future cash flows can be difficult to predict and although we expect to effectively manage our cash resources, if we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional debt or equity financing. Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, if significant, it will be necessary for us to seek additional debt or equity financing.

If additional financing is needed, there can be no assurance that such financing will be available to us on reasonable financial terms, or at all. The prices at which new investors might be willing to purchase our securities may be lower than the market value or trading price of our common stock, which has recently decreased. The sale of additional equity or convertible debt securities could also result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.  Further, if our common stock were ever delisted from trading on the Nasdaq SmallCap Market, our ability to obtain financing through sales of our stock would be materially impaired. Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities and in some circumstances, might require us to obtain the approval of our shareholders, which could delay or prevent consummation of the financing transaction.

Risk Factors

This quarterly report on Form 10-QSB contains forward-looking statements regarding the Company that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results of operations to differ materially from those contemplated in the forward-looking statements.  The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We are dependent on a limited number of products, especially VDS.  Nearly all of our license revenues to date have been derived from our VDS product.  Consequently, if our ability to generate revenues from VDS were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenues from VDS, including without limitation slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.  Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product and our recent introduction of our Open Access JDO product, we still expect that sales of VDS will continue to be critical to our revenues for the foreseeable future.  Accordingly, any significant reduction in revenue levels from our VDS products can be expected to have a strong negative impact on our business and results of operation.

Our revenue levels are not predictable.  Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  For example, in fiscal 2004 our quarterly revenues fluctuated from a high of $6.4 million in the first quarter of fiscal 2004 to a low of $5.0 million in the second quarter of fiscal 2004.  These quarterly fluctuations result from a number of factors, including:

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

•                  uncertainty regarding the timing and scope of customer deployment schedules of applications based on VDS where revenues are contingent upon the customer’s deployment of our product;

•                  failure to timely develop and launch successful new products;

•                  fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, technology, and defense markets;

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

We may not be able to manage costs effectively given the unpredictability of our revenues.  We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to Poet’s operations. If planned revenue growth, including revenues from Poet’s products, does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, two of our customers, Ericcson and IBM (who subcontracts services to us on WebSphere consulting engagements) represented 28% and 15% of our total revenues respectively for the three months ended January 31, 2005. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At January 31, 2005, we had approximately $3.9 million in cash and cash equivalents (including $320,000 of restricted cash) and working capital of approximately $1.8 million. To date, we have not achieved profitability or positive cash flow on a sustained basis.  In response to this situation, in the fourth quarter of fiscal 2004 we restructured our business operations to reduce our operating expenses.  Although with this restructuring we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenues are unpredictable and a significant portion of our expenses are fixed, a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our acquisition of Poet and its operations may increase certain of our operating expenses even after our fiscal 2004 restructuring, and if revenues from Poet’s product line don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  Our bank line of credit expired in September 2004 and there can be no assurance that we will secure a new bank line of credit. Likewise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability.  Our revenues and our ability to achieve and sustain profitability depends on the overall demand for the software products and services we offer.  Reduced demand for our product line may result from competition offered by alternative technologies or negative customer perception of our object-oriented technology.  General economic conditions can also have a significant adverse effect on our revenues and results of operations.  The slowdown in the world economy that began in the early 2000s caused many of our customers or potential customer to experience declines in their revenues and results of operations.  This in turn caused potential or existing customers to defer purchases of capital equipment, particularly for critical IT infrastructure, which is the market sector we serve and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us. Further, prior to our merger with Poet in March of 2004, Poet’s ability to forecast the timing and amount of its sales had been substantially reduced by the economic slowdown, and Poet had experienced lengthened sales cycles, lower average selling prices and reduced bookings and revenues.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenues on the telecommunications, technology and defense that are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology and defense industries for sales of VDS.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers, our ability to develop products that can successfully operate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are tending to scale back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years which could jeopardize our ability to continue to derive revenues from customers in that industry.  In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can hire and retain adequate personnel for this practice.

We increasingly depend on our international operations for our revenues.  A large and increasing portion of our revenues is derived from customers located outside North America and it will be critical for us to maintain our international revenues. Following our acquisition of Poet, which as a strong European presence, we expected that international revenues would represent a larger percentage of our total revenues than it has historically and consequently we must conduct our operations internationally and maintain a significant presence in international markets.  Our recent operating results have borne out our expectations. For the three months ended January 31, 2005, our international revenues derived from customers outside North America made up approximately 59% of our total revenues, compared to 32% for the three months ended January 31, 2004.  By contrast, North American-sourced revenues were 41% of our total revenues for the three months ended January 31, 2005, down from 68% of total revenues for the same period in fiscal 2004.  North American revenues in the quarter ended January 31, 2005, were approximately $2.7 million, down significantly in absolute dollar amounts from North American revenues of $4.3 million in the quarter ended January 31, 2004, due largely to cautious purchasing behavior in the region rather than a discernable trend away from using our technology. European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. Though we don’t currently expect that this trend in our North American revenues will continue for longer periods, it is possible that it may do so, making our ability to obtain international revenues even more critical.

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

In addition, in light of increasing global security and terrorism, there may be additional risks of disruption to our international sales activities.  Any prolonged disruption in markets in which we derive significant revenues may potentially have a material adverse impact on our revenues and results of operations.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals.  Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 50 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. As a result of the Poet merger, our management team resides in both our U.S. headquarters in Fremont, California and our offices in Hamburg, Germany.  The fairly large geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage longer term objectives, coordinate activity across the company and integrate our operations and business plans.

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

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998.  The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about our financial performance. Although this case has been dismissed, there can be no assurance that we will not be subject to similar litigation in the future.  In addition, in the last quarter of fiscal 2004 we were served with a complaint filed by Systems America, Inc., a privately held company, which alleges that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume Software misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America’s trademarks and trade names. The Complaint seeks unspecified damages and injunctive relief against the Company and Mokume’s former personnel. We do not believe this complaint has merit or that this litigation is material.  We deny the allegations in the complaint and intend to vigorously defend against the complaint.  However, even if we prevail, litigation can be expensive to defend, can consume significant amounts of management time and could result in an adverse judgment or settlement that could have adverse effects on our results of operations and financial condition.

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the company.  In order to be successful, we must attract, retain and motivate its executives and other key employees, including those in managerial, sales and technical positions and those who became our employees as a result of our merger with Poet Holdings. In recent months our stock price has declined and we reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004. These and other circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel who are critical to the success of our operations. We must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, we now employ a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment will result in increased general and administrative expenses within fiscal years 2005 and 2006 and a diversion of management time and attention from strategic revenues generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirement and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

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

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet may adversely affect the market value of Versant’s common stock. In accordance with United States generally accepted accounting principles, Versant accounts for the merger with Poet using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant has allocated the total estimated purchase price to of Poet to net tangible assets and amortizable intangible assets based on their fair values as of the date of the closing of the merger, and recorded the excess of the purchase price over those fair values as goodwill. Versant will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets becomes impaired, Versant may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, and potential impairment charges could have a material impact on Versant’s results of operations.

Risks Related to Our Industry

Our products face significant competition.  For our VDS and FastObjects products, we compete with companies offering other database management systems. We face substantial competition from traditional relational database management companies including Oracle, Computer Associates, Sybase, IBM and Microsoft.  We also face competition from object database companies including Object Design (which was acquired by Progress Software Corporation in 2002) and Objectivity, Inc. Additionally, some prospective customers attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Berkeley DB, a simplified database without query processing capability.

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

We expect that evolving industry standards will affect our business. For example, the EJB 3.0 standard (JSR 220) for data storage in the Java 2 Enterprise Edition will offer risks and opportunities for Versant. The principal risk is that this technology may stimulate the creation of a broader range of competitors, some of who will offer applications bundled with application servers. The opportunity is that we expect a very large number of applications to be built with programming interfaces that can readily use Versant products to gain performance and other advantages. In the .NET market, Microsoft has experimented with an object-relational tool, code-named ObjectSpaces, but has withdrawn the tool saying any offering would be beyond the release of their product, code-named “Longhorn”.

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

We may be subject to claims of intellectual property infringement. We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows.  For example, in the last quarter of fiscal 2004 we were served with a complaint filed by Systems America, Inc.  alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002 and that Mokume had interfered with certain business relationships of Systems America.  We believe these claims lack merit and intend to defend them vigorously if they are pursued.  However, any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements.  If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

In order for our common stock to continue to be listed on The NASDAQ SmallCap Market, we must satisfy the NASDAQ SmallCap listing requirements, and there can be no assurance that we will be able to do so.  Although the continued listing requirements of the NASDAQ SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the $1.00 minimum price requirement, and that either (i) we have shareholders’ equity of $2,500,000, or (ii) we have $500,000 in net income or (iii) the market value of our publicly held shares be $35 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the NASDAQ Stock Market that, because our common stock had traded at a price below $1.00 per share for thirty consecutive trading days, we must regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the NASDAQ SmallCap Market.   To regain compliance with this continued listing requirement, our common stock must have a $1.00 or greater minimum bid price for a minimum of least ten consecutive trading days, or possibly longer as may be required by NASDAQ pursuant to its Marketplace Rules.  Under NASDAQ’s current Marketplace Rules, we were provided a grace period until March 14, 2005 to achieve compliance with the $1.00 minimum price requirement, but we were unable to do so by that date.  The NASDAQ Marketplace Rules provide however that if Versant fails to regain compliance with the $1.00 minimum price requirement within the first 180 day grace period that ended on March 14, 2005, then we will be afforded an additional 180 day period to come into compliance with this requirement if we meet the initial listing criteria for the NASDAQ SmallCap market (other than the $1.00 minimum price requirement) as of March 14, 2005.  On March 16, 2005, the NASDAQ Stock Market notified us that our compliance period has been extended for an additional 180-day.If we experience difficulty in regaining compliance with the $1.00 minimum price requirement, we may need to consider adoption of a reverse stock split to obtain compliance.  Due to these circumstances, there exists a significant risk that our common stock could cease to qualify for listing on the NASDAQ SmallCap Market. If our common stock is delisted from trading on the NASDAQ SmallCap Market, then the trading market for our common stock, and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired and the market price of Versant’s common stock may decline significantly.

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

Our stock price is volatile.  Our revenues, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis.  We have previously experienced revenues and earnings results that were significantly below levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock.  This may occur again in the future.  Additionally, as a significant portion of our revenues often occurs late in the quarter, we may not learn of revenues shortfalls until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.  Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures by the Company’s management and the advice of the Company’s independent auditors, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have, for the reasons noted below, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not fully effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

In the course of conducting its audit of the Company’s financial statements for the fiscal year ended October 31, 2004, in late November 2004 the Company’s registered independent public accounting firm, Grant Thornton LLP, determined that there were certain material weaknesses and significant deficiencies in the Company’s internal controls.  Promptly following this determination, Grant Thornton advised the Company’s management and, on December 13, 2004, the audit committee of the Company’s board of directors, of the following matters that Grant Thornton considered being material weaknesses in the Company’s internal controls:

•                  Grant Thornton concluded that the number of year end audit adjustments and a prior amendment to the Company’s reported financial statements relating to an acquisition matter were indicative of a material weakness in controls over closing procedures and the accounting for non-routine transactions.  The Company’s auditors determined that the Company lacked certain procedures, staffing, and required expertise needed to properly account for non-routine transactions (such as acquisitions of other businesses) and prepare certain of its required financial statement disclosures (primarily with respect to non-routine transactions).  Additionally, in connection with its fiscal 2004 year-end audit, Grant Thornton discovered several cut-off errors in the Company’s financial statements (primarily with respect to period-end accruals) that should have been identified by the Company prior to the audit (in aggregate these adjustments represented approximately 1% of the Company’s net loss for fiscal 2004).

•                  The Company’s auditors also identified a material weakness in the Company’s consolidation controls.  During Grant Thornton’s audit, errors were noted in the Company’s consolidation, specifically with respect to eliminating entries.  Such errors are due to the complexity of the consolidation, in addition to a lack of certain formal procedures and expertise necessary to ensure an accurate consolidation.  Primarily due to the Company’s acquisition of Poet Holdings, Inc., which significantly increased the number of the Company’s corporate subsidiaries and the quantity of inter-company transactions, the Company’s consolidation of accounting information has become a complex and time-consuming process (especially as it relates to inter-company eliminations).  The consolidation process was found to be both error-prone and inefficient.

At the time it advised the Company’s audit committee of its above conclusions, Grant Thornton also advised the audit committee of the following significant deficiencies in the Company’s internal controls:

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

•                  Inadequate segregation of duties was noted with respect to the revenues, expenditure and payroll processes as numerous incompatible tasks are performed by the same accounting personnel.  The Company needs to review  current policies and procedures to ensure that one individual does not perform incompatible duties or that there are specific compensating controls if incompatible duties cannot be avoided.

The material weaknesses and significant deficiencies in internal controls described above still exist; however in the quarter ended October 31, 2004, the Company took certain actions to improve the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as described in Item 9A of the Company’s report on Form 10-K for its fiscal year ended October 31, 2004.

In addition, during the quarter ended January 31, 2005,  the Company took several other affirmative steps to begin the process of remediating these weaknesses in controls as described more fully in part (b) of this Item 3 (see “Changes in Internal Control Over Financial Reporting”). In part (b) of this Item 3 we have also explained in greater detail those aspects of the material weaknesses in our controls that continue to require remediation, certain steps we have taken thus far to address these weaknesses and our current estimate of when we hope to substantially cure or eliminate these weaknesses.

When in certain of the Company’s prior filings under the Securities Exchange Act, including the filing of the Company’s Form 10-Q/A for the quarter ended April 30, 204 that was filed on September 14, 2004 (the “Q2 10-Q/A”),  officers of Versant provided conclusions regarding the effectiveness of the Company’s disclosure controls and procedures, they believed that their conclusions were then accurate. The officers did not conclude that amendments made to address certain accounting matters in the Company’s Exchange Act filings during the fiscal year ended October 31, 2004 (including the Q2 10-Q/A) were indicative of material weakness in the Company’s disclosure controls and procedures. The officers concluded that the circumstances that led to the filing of these amendments resulted primarily from the complexity, under relevant accounting rules, of certain non-ordinary course transactions related to the Company’s acquisition of Poet Holdings, Inc. and from certain past accounting actions that were implemented several years before the Company’s current disclosure controls were designed and implemented. However, after working closely with the Company’s independent auditors on the audit of the Company’s financial statements for the fiscal year ended October 31, 2004 and receiving and assessing the formal advice regarding the Company’s controls that the Company’s independent auditors provided in the course of that audit process, the Company’s Chief Executive Officer and Chief Financial Officer have reached the conclusions regarding the Company’s disclosure controls set forth above in the first paragraph of part (a) of this Item 3.

The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications.  The certifying officers worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement. Versant believes that the material weaknesses and significant deficiencies in the Company’s internal controls identified by the Company’s independent auditors and described above do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.  This belief is based on the fact that despite the material weaknesses subsequently noted by our auditor, the Company believes that it applied appropriated amount of reviews and analysis by management to reasonably dtermine the accuracy and fairness of the Company's financial reports.  Although it has subsequently appeared that the Company’s controls and procedures have certain material weaknesses, these certifying officers and the Company have been and continue to be engaged in efforts to promptly change and improve the Company’s disclosure controls and procedures as described in this Item 3 and in Item 9A of our report on Form 10-K for the fiscal year ended October 31, 2005. The Company expects that these efforts will, over time, positively address the weaknesses noted by the Company’s independent auditors.

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

During the quarter ended January 31, 2005, the Company took the following actions that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•                  The Company recently hired a new Director of Finance and Corporate Controller to expand its internal finance and accounting staff and increase its internal accounting expertise.

•                  The Company has established a formal disclosure committee comprised of one audit committee member and senior management to assist the Company on resolving issues regarding proper disclosure over financial reporting.

•                  The Company revised its quarter-end closing process to strengthen its close cycle and to improve its quarter-end cut off as well as its accrual process. The Company will implement these new procedures in its fiscal quarter ended April 30, 2005..

•                  The Company revised its consolidation process for the three months ended January 31, 2005 and will implement a standard closing and reporting package for all of its subsidiaries during the quarter ending April 30, 2005.

•                  The Company plans to review both its domestic and international revenue recognition process during the quarter ending April 30, 2005.

•                  The Company has also added an SEC analyst to its staff and plans to add an additional staff with strong technical accounting skills by the end of the current fiscal year to be able to support the Company’s Sarbanes-Oxley Section 404 implementation.

•                  The Company has subscribed to an accounting research service and currently conducts reviews and research on all new and relevant existing accounting and SEC pronouncements.

•                  The Company is in the process of reorganizing its accounting and finance operation and has put more emphasis on proper disclosures and improving its internal controls.

The following tasks represent what the Company currently believes to be the most significant remaining actions necessary to address existing material weaknesses in the Company’s controls, as well as actions it has taken to date to pursue these actions:

•                  Creation of a standard reporting package for all the Company’s consolidated entities to ensure that the information necessary for a complete and accurate consolidation is prepared at the individual entity level, and the creation of procedures to facilitate consistent and complete inter-company eliminations.  To address this task the Company revised its consolidation process for the elimination of inter-company transactions for the quarter ended January 31, 2005 and will implement a standard closing and reporting package for all of its subsidiaries during the quarter ended April 30, 2005.

•                  Development of formal policies and procedures, including enhanced closing procedures, procedures for the proactive review of revenue transactions and procedures for identifying, addressing and resolving the accounting and related disclosure for significant and complex transactions.  To address this objective the Company has established a formal disclosure committee comprised of one audit committee member and senior management to assist the Company on resolving issues regarding proper disclosure over financial reporting. The Company is in the process of developing a review procedure for revenue transactions and expects to complete development of such procedures during the quarter ended July 31, 2005.

•                  Enhancement of the Company’s closing procedures to provide for more rigorous review of all account reconciliations; and enhanced procedures for ensuring proper expense cut-off.   To address this goal, the Company is in the process of revising its quarter end closing process to strengthen its close cycle and to improve its quarter-end cut off as well as its accrual process. The Company plans to begin to substantially implement the new close procedures substantially for the quarter ended April 30, 2005. The Company is also in the process of reorganizing its accounting and finance operation and has put emphasis on proper disclosures and improving its internal controls. The Company has also revised its quarter end cut off and accrual process and will first implement the new procedures for the quarter ended April 30, 2005.

•                  Review of the Company’s current policies and procedures to develop processes so that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided.  For this action item, the Company has segregated certain critical functions, such as bank reconciliation and check signing functions for the quarter ended April 30, 2005 and will continue to pursue necessary processes to achieve this objective.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in our report on Form 10-Q for the quarter ended July 31, 2004, on June 27, 2004, Versant entered into an Asset Purchase Agreement with JDO Genie (PTY) Ltd., a privately held South African corporation.  Pursuant to this agreement, Versant purchased from JDO Genie a software product, related technology and customer agreements.   As a portion of the purchase price of these assets, Versant agreed to issue to JDO Genie 230,150 shares of Versant’s common stock in a private transaction exempt from registration under the Securities Act of 1933 (the “Securities Act”), provided such issuance was approved by the South African Reserve Bank under South Africa’s exchange control regulations within a certain time period, which Versant and JDO Genie extended by mutual agreement.  On January 14, 2005, the South African Reserve Bank approved the issuance of Versant common shares to JDO Genie. Versant expects to formally complete the issuance of these shares to JDO Genie in March, 2005. The shares will be issued in reliance upon the exemption(s) from registration provided by Section 4(2), and/or Regulation S under the Securities Act and/or Rules 505 or 506 of Regulation D promulgated under the Securities Act.  In relying upon these exemptions Versant considered the fact the issuance of the shares is being made to a single foreign corporate purchaser who has been provided publicly available information about Versant and who was advised by legal counsel in connection with the transaction.  Versant also considered that JDO Genie has made appropriate investment agreements and representations to Versant regarding its sophistication, knowledge, investment intent and compliance with resale restrictions applicable to restricted securities under the Securities Act.  Versant has not agreed to register under the shares that are being issued to JDO Genie under the Securities Act.

ITEM 5.  OTHER INFORMATION

The Company’s Board of Directors has tentatively elected to hold the Company’s 2005 Annual Meeting of Shareholders on or about May 25, 2005. More information about the time, date and location of the meeting will be provided to shareholders at a later date.  The Annual Meeting will be held more than thirty days prior to the anniversary of last year’s annual meeting date. Shareholder proposals intended for inclusion in the Company’s proxy statement for its 2005 Annual Meeting of Shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 must be directed to the Corporate Secretary, Versant Corporation, 6539 Dumbarton Circle, Fremont, California 94555 and must be received by March 31, 2005.  In order for proposals of shareholders made outside of Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14(a)-4(c) under the Securities Exchange Act of 1934, such proposals must also be received by the Corporate Secretary at the above address by March 31, 2005.

ITEM 6.  EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: March 17, 2005	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

/s/ Nick Ordon
Nick Ordon
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)