Form 10-Q/A
period 2004-04-30
VERSANT CORP
filed 2005-04-04
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A (Amendment No. 2)
For the Period Ended April 30, 2004

Table of Contents

Part I. Financial Information

Item 4. Controls and Procedures

Signature

Certifications

Part I.  FINANCIAL INFORMATION

Item 4. Controls and Procedures

Amended disclosure to reflect subsequent events

At the time of the original filing on June 14, 2004 of the Company’s report on Form 10-Q for the quarter ended April 30, 2004, which this amendment amends, officers of Versant Corporation (“Versant” or the “Company”) provided conclusions regarding the effectiveness of the Company’s disclosure controls and procedures that they believed were then accurate.  The officers did not conclude that amendments made to address certain accounting matters in the Company’s Exchange Act filings during the fiscal year ended October 31, 2004 (including Amendment No. 1 filed with respect to the Company’s quarterly report on Form 10-Q for its fiscal quarter ended April 30, 2004) were indicative of material weakness in the Company’s disclosure controls and procedures.  However, after working closely with the Company’s independent auditors on the audit of the Company’s financial statements for the fiscal year ended October 31, 2004 and receiving and assessing the formal advice regarding the Company’s controls that the Company’s independent auditors provided in the course of that audit process, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  The reasons for this conclusion are set forth in Item 3 of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: April 4, 2005	/s/ Lee McGrath
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