Form 10-Q/A
period 2004-04-30
VERSANT CORP
filed 2005-05-12
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 3)

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

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A (Amendment No. 3)
For the Period Ended April 30, 2004

Part I.  FINANCIAL INFORMATION

Item 4. Controls and Procedures

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

At the time of the original filing on June 14, 2004 of the Company’s report on Form 10-Q for the quarter ended April 30, 2004, which this amendment  further amends, officers of Versant Corporation (“Versant” or the “Company”) provided conclusions regarding the effectiveness of the Company’s disclosure controls and procedures that they believed were then accurate.  The officers did not conclude that amendments made to address certain accounting matters in the Company’s Exchange Act filings during the fiscal year ended October 31, 2004 (including Amendment No. 1 filed with respect to the Company’s quarterly report on Form 10-Q for its fiscal quarter ended April 30, 2004) were indicative of material weakness in the Company’s disclosure controls and procedures.  The officers concluded that the circumstances that led to the filing of these amendments resulted primarily from the complexity, under relevant accounting rules, of certain non-ordinary course transactions related to the Company’s acquisition of Poet Holdings, Inc. and from certain past accounting actions that were implemented several years before the Company’s current disclosure controls were designed and implemented.

However, after working closely with the Company’s independent auditors on the audit of the Company’s financial statements for the fiscal year ended October 31, 2004 and receiving and assessing the formal advice regarding the Company’s controls that the Company’s independent auditors provided in the course of that audit process, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  The reasons for this conclusion are set forth below.

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

The material weaknesses and significant deficiencies in internal controls described above still exist; however the Company has taken certain actions to improve the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as described in part (b) of this Item 4.

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

Subsequent Events

The following information describes certain changes in our internal control over financial reporting taken subsequent to the close of our second quarter of fiscal 2004  that have materially effected or are reasonably likely to materially effect, our internal control over financial reporting.

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

•                  The Company revised its quarter-end closing process to strengthen its close cycle and to improve its quarter-end cut off as well as its accrual process. The Company will implement these new procedures in its fiscal quarter ended April 30, 2005.

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

The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Amendment No. 3 to Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.  The certifying officers worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

Versant believes that the material weaknesses and significant deficiencies in the Company’s internal controls identified by the Company’s independent auditors and described above do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.  This belief is based on the fact that, despite the material weaknesses subsequently noted by our auditor, the Company believes that it applied appropriate amount of reviews and analysis by management to reasonably determine the accuracy and fairness of the Company’s financial reports.  Although it has subsequently appeared that the Company’s controls and procedures have certain material weaknesses, these certifying officers and the Company have been and continue to be engaged in efforts to promptly change and improve the Company’s disclosure controls and procedures as described in this Item 4. The Company expects that these efforts will, over time, positively address the weaknesses noted by the Company’s independent auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: May 12, 2005	/s/ Lee McGrath
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