Form 10-Q/A
period 2004-07-31
VERSANT CORP
filed 2005-05-12
CIK 865917

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
For the Period Ended July 31, 2004

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

At the time of the original filing on September 14, 2004 of the Company’s report on Form 10-Q for the quarter ended July 31, 2004, which this amendment  amends, officers of Versant Corporation (“Versant” or the “Company”) provided conclusions regarding the effectiveness of the Company’s disclosure controls and procedures that they believed were then accurate.  The officers did not conclude that amendments made to address certain accounting matters in the Company’s Exchange Act filings during the fiscal year ended October 31, 2004 (including Amendment No. 1 filed with respect to the Company’s quarterly report on Form 10-Q for its fiscal quarter ended April 30, 2004) were indicative of material weakness in the Company’s disclosure controls and procedures.  The officers concluded that the circumstances that led to the filing of these amendments resulted primarily from the complexity, under relevant accounting rules, of certain non-ordinary course transactions related to the Company’s acquisition of Poet Holdings, Inc. and from certain past accounting actions that were implemented several years before the Company’s current disclosure controls were designed and implemented.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent Events

The following information describes certain changes in our internal control over financial reporting taken subsequent to the close of our third quarter of fiscal 2004 that have materially effected or are reasonably likely to materially effect, our internal control over financial reporting.

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

 The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Amendment No. 2 to Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.  The certifying officers worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

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