Form 10-K/A
period 2004-10-31
VERSANT CORP
filed 2005-05-12
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or an amendment to Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☐

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

As of February 22, 2005, there were outstanding 34,823,361 shares of the Registrant’s common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

None.

VERSANT CORPORATION
AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2004

TABLE OF CONTENTS

Item No.	Name of Item
9A	Controls and Procedures

Signatures

Certifications

EXPLANATORY NOTE

This Amendment No. 2 to Versant Corporation’s Annual Report on Form 10-K for its fiscal year ended October 31, 2004 is being filed in order to amend disclosure required by Item 9A.

PART II

Item 9A.  Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.  Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management and the advice of our independent auditors, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have, for the reasons noted below, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

In part (b) of this Item 9A we have also explained in greater detail those aspects of the material weaknesses in our controls that continue to require remediation, certain steps we have taken thus far to address these weaknesses and our current estimate of when we hope to substantially cure or eliminate these weaknesses.

When in certain of the Company’s prior filings under the Securities Exchange Act, including the filing of the Company’s Form 10-Q/A for the quarter ended April 30, 2004 that was filed on September 14, 2004 (the “Q2 10-Q/A”), officers of Versant provided conclusions regarding the effectiveness of the Company’s disclosure controls and procedures, they believed that their conclusions were then accurate. The officers did not conclude that amendments made to address certain accounting matters in the Company’s Exchange Act filings during the fiscal year ended October 31, 2004 (including the Q2 10-Q/A) were indicative of material weakness in the Company’s disclosure controls and procedures. The officers concluded that the circumstances that led to the filing of these amendments resulted primarily from the complexity, under relevant accounting rules, of certain non-ordinary course transactions related to the Company’s acquisition of Poet Holdings, Inc. and from certain past accounting actions that were implemented several years before the Company’s current disclosure controls were designed and implemented.  However, after working closely with the Company’s independent auditors on the audit of the Company’s financial statements for the fiscal year ended October 31, 2004 and receiving and assessing the formal advice regarding the Company’s controls that the Company’s independent auditors provided in the course of that audit process, the Company’s Chief Executive Officer and Chief Financial Officer have reached the conclusions regarding the Company’s disclosure controls set forth above in the first paragraph of part (a) of this Item 9A.

The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Report on Form 10-K and its amendments include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.  The certifying officers worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement. Versant believes that the material weaknesses and significant deficiencies in the Company’s internal controls identified by the Company’s independent auditors and described above do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.  This belief is based on the fact that, despite the material weaknesses subsequently noted by our auditor, the Company believes that it applied an appropriate amount of reviews and analysis by management to reasonably determine the accuracy and fairness of the Company’s financial reports.  Although it has subsequently appeared that the Company’s controls and procedures have certain material weaknesses, these certifying officers and the Company have been and continue to be engaged in efforts to promptly change and improve the Company’s disclosure controls and procedures as described in part (b) of this Item 9A. The Company expects that these efforts will, over time, positively address the weaknesses noted by the Company’s independent auditors.

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

Subsequent Events

(ii)           During the fiscal quarter ended January 31, 2005, the Company took the following actions that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

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

The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K as amended include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION

By:	/s/ Lee McGrath
Lee McGrath
Vice President, Finance and Administration and
Chief Financial Officer

Date: May 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Nick Ordon	President, Chief Executive Officer and	May 12, 2005
Nick Ordon	Director

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER

/s/ Lee McGrath	Vice President-Finance and	May 12, 2005
Lee McGrath	Administration, and Chief Financial
Officer

ADDITIONAL DIRECTORS:

/s/ Jochen Witte	President, European Operations and	May 12, 2005
Jochen Witte	Director

/s/ Uday Bellary	Director	May 12, 2005
Uday Bellary

/s/ William Henry Delevati	Director	May 12, 2005
William Henry Delevati

/s/ Herbert May	Director	May 12, 2005
Herbert May

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒