Form 10QSB/A
period 2005-01-31
VERSANT CORP
filed 2005-05-12
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of March 9, 2005 there were outstanding 34,877,318   shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-QSB/A (Amendment No. 1)

For the Period Ended January 31, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

Part II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

EXHIBIT INDEX

EXHIBIT 31.01

EXHIBIT 31.02

i

Part I.  FINANCIAL INFORMATION

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

The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications.  The certifying officers worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.  Versant believes that the material weaknesses and significant deficiencies in the Company’s internal controls identified by the Company’s independent auditors and described above do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.  This belief is based on the fact that despite the material weaknesses subsequently noted by our auditor, the Company believes that it applied an appropriate amount of reviews and analysis by management to reasonably determine the accuracy and fairness of the Company’s financial reports.  Although it has subsequently appeared that the Company’s controls and procedures have certain material weaknesses, these certifying officers and the Company have been and continue to be engaged in efforts to promptly change and improve the Company’s disclosure controls and procedures as described in this Item 3 and in Item 9A of our report on Form 10-K for the fiscal year ended October 31, 2004.  The Company expects that these efforts will, over time, positively address the weaknesses noted by the Company’s independent auditors.

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

•                  Enhancement of the Company’s closing procedures to provide for more rigorous review of all account reconciliations; and enhanced procedures for ensuring proper expense cut-off.  To address this goal, the Company is in the process of revising its quarter end closing process to strengthen its close cycle and to improve its quarter-end cut off as well as its accrual process.  The Company plans to begin to substantially implement the new close procedures for the quarter ended April 30, 2005.  The Company is also in the process of reorganizing its accounting and finance operation and has put emphasis on proper disclosures and improving its internal controls.  The Company has also revised its quarter end cut off and accrual process and will first implement the new procedures for the quarter ended April 30, 2005.

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

Part II.  OTHER INFORMATION

ITEM 5. Other Information

The Company’s Board of Directors originally tentatively elected to hold the Company’s 2005 Annual Meeting of Shareholders on or about May 25, 2005. However the Company has since considered holding its 2005 Annual Meeting of Shareholders at a later date in this fiscal year. More information about the time, date and location of the 2005 Annual Meeting of Shareholders meeting will be provided to shareholders at a later date.

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