Form 10QSB
period 2005-04-30
VERSANT CORP
filed 2005-06-14
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of June 10, 2005, there were outstanding 35,608,793 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

For the Quarterly Period Ended April 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at April 30, 2005 and October 31, 2004

Condensed Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2005 and April 30, 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2005 and April 30, 2004

Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Signatures

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30,	October, 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,301	$3,313
Restricted cash	300	320
Trade accounts receivable, net	2,955	5,121
Other current assets	850	823
Total current assets	8,406	9,577

Property and equipment, net	579	742
Goodwill	16,945	16,895
Intangible assets, net	4,400	4,770
Other assets	328	561
Total assets	$30,658	$32,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$506	$839
Accrued liabilities	2,895	4,307
Deferred revenue	3,407	3,027
Deferred rent	110	93
Total current liabilities	6,918	8,266

Long term restructuring accrual	784	1,120
Deferred revenue	17	43
Deferred rent	167	237
Total liabilities	7,886	9,666

Stockholders’ equity:
Common stock, no par value	94,724	94,021
Deferred stock-based compensation	(95)	(146)
Accumulated other comprehensive income	419	569
Accumulated deficit	(72,276)	(71,565)
Total stockholders’ equity	22,772	22,879
Total liabilities and stockholders’ equity	$30,658	$32,545

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amount)

(unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues:
License	$1,575	$1,688	$5,067	$4,770
Maintenance	1,543	1,657	3,135	3,248
Professional services	1,228	1,682	2,754	3,375
Total revenues	4,346	5,027	10,956	11,393

Cost of revenues:
License	55	198	111	245
Amortization of intangible assets	200	149	395	173
Maintenance	360	379	778	718
Professional services	1,172	1,403	2,673	2,879
Total cost of revenues	1,787	2,129	3,957	4,015

Gross profit	2,559	2,898	6,999	7,378

Operating expenses:
Sales and marketing	1,633	1,838	3,355	4,002
Research and development	955	1,226	2,036	2,187
General and administrative	1,252	1,312	2,580	2,119
Restructuring	(122)	—	(122)	—
Total operating expenses	3,718	4,376	7,849	8,308

Loss from operations	(1,159)	(1,478)	(850)	(930)
Other income, net	122	44	203	141
Loss from continuing operations before taxes and deemed dividend	(1,037)	(1,434)	(647)	(789)
Provision for income taxes	22	6	67	46
Net loss from continuing operations before deemed dividend	(1,059)	(1,440)	(714)	(835)
Deemed dividend to preferred shareholders	—	(2,422)	—	(2,422)
Net loss from continuing operations attributable to common shareholders	(1,059)	(3,862)	(714)	(3,257)
Loss from discontinued operations, net of income tax	—	(908)	—	(908)
Net loss	$(1,059)	$(4,770)	$(714)	$(4,165)

Net loss per share:
Basic & diluted	$(0.03)	$(0.20)	$(0.02)	$(0.21)

Shares used in per share calculation:
Basic & diluted	35,138	24,205	34,955	19,474

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$6	$4	$8	$4
Sales and marketing	7	3	10	3
Research and development	5	11	9	11
General and administrative	6	5	23	5
Total	$24	$23	$50	$23

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Six Months Ended
	April 30,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(714)	$(835)
Net loss from discontinuing operations	—	(908)
Net loss	$(714)	$(1,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	180	440
Amortization of intangible assets	395	123
Stock-based compensation	50	23
Write off of equipment	0	18
Provision (recovery) of bad debt allowance	(177)	155
Changes in current assets and liabilities:
Accounts receivable	2,312	445
Prepaid expenses and other assets	309	996
Accounts payable and accrued liabilities	(1,808)	(43)
Deferred revenue	311	(564)
Deferred rent	(41)	(25)
Net cash provided by (used in) operating activities	817	(175)

Cash flows from investing activities:
Cash acquired in Poet acquisition, net of transaction costs	—	5,931
Purchases of property and equipment	(5)	(74)
Net cash provided by (used in) investing activities	(5)	5,857

Cash flows from financing activities:
Proceeds from sale of common stock, net	304	292
Principal payments under capital lease obligations	—	(3)
Net payments under short-term note and bank loan	—	(500)
Net cash provided by (used in) financing activities	304	(211)

Effect of foreign exchange rate changes on cash and cash equivalents	(148)	(75)
Net increase in cash and cash equivalents	968	5,396
Cash and cash equivalents at beginning of period	3,633	3,311
Cash and cash equivalents at end of period	$4,601	$8,707

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

As of October 31, 2004, the Company had not achieved business volume sufficient to consistently restore profitability and positive cash flow, on an annual basis.  The company had a net loss of $714,000 for the six months ended April 30, 2005, and had net losses of $12 million, $2.4 million and $3.4 million in fiscal years 2004, 2003 and 2002, respectively. Management anticipates funding the Company’s future operations from current cash resources and future cash flows from its operating activities.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  There are no assurances that the Company will be able to obtain additional or adequate debt or equity financing or that any cost control efforts will be successful, if required.

The Company completed its merger with Poet Holdings, Inc. in March of 2004, the acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004.  Poet was headquartered in Hamburg Germany, and as a result of this merger, the Company consolidated its European operations in Hamburg.  At the end of the quarter ended April 30, 2005, Versant had a total of 115 employees.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004. Operating results for the three and six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2005, or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activities in the Company’s allowance for doubtful accounts are as follows (in thousands):

Balance as of October 31, 2004	$368
Reduction in allowance for doubtful accounts	(85)
Balance as of January 31, 2005	283
Addition in allowance for doubtful accounts	4
Amount written off	(113)
Balance as of April 30, 2005	$174

NOTE 3.    ACQUISITIONS

Poet Holdings, Inc.

In March 2004, our shareholders approved the merger of Poet Holdings Inc., or Poet, with a wholly owned subsidiary of the Company. As a result of this merger, Poet became a wholly owned subsidiary of Versant.  The merger with Poet was consummated to obtain a broader object database product suite and thereby increase the size and variety of Versant’s customer base, as well as to capitalize on Poet’s strong European presence and bring Poet’s cash assets into the merged company. The total purchase price was $29,967,916, and consisted of the following: a) a total of 15,525,342 shares of Versant common stock, valued at $25,927,321, using a fair value per share of $1.67 per share, which were exchanged for 11,089,542 shares of Poet common stock; b) options to purchase a total of 1,784,780 shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested assumed options in the amount of $299,546) which were issued upon the conversion and assumption of 1,274,834 options to purchase shares of Poet common stock in the merger; and c) direct transaction costs of $1,937,316. The fair value per Versant share of $1.67 was computed using Versant’s average stock price five days before and five days after the acquisition, eliminating the high and the low prices in that date range. The results of operations of Poet Holdings are included in Versant’s income statement from March 18, 2004 onwards.

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

JDO Genie

In June 2004, Versant signed an asset purchase agreement to acquire the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., or JDO Genie, a privately held South African company. The transaction was consummated on June 30, 2004. The acquisition of the JDO Genie product and technology allows Versant to provide a solution that can serve as the foundation for multiple data access products connecting applications to both object and relational databases. This arrangement also includes a one-year consulting contract with the JDO Genie development team, which includes objective-based bonus payments totaling $250,000. These amounts are expensed as incurred and not included as part of the purchase price. The original purchase price recorded by the Company was $525,000, and consisted of the following: a) a cash payment of $ 200,000 made in July of 2004; and b) a contingent deferred cash payment of $325,000. Under the terms of the agreement, the deferred portion of the purchase price payable to JDO Genie (PTY) Ltd was to be either:

a.               230,150 restricted shares of Versant common stock (then valued at $400,000), if JDO Genie (PTY) Ltd received formal written approval to receive such shares from the South African Reserve Bank; or

b.              Had the South African Reserve Bank not provided such formal approval within a defined time period after the closing of the transaction (which time period was subsequently extended by the mutual agreement of the parties) then in lieu of the shares, Versant would have had to pay JDO Genie (PTY) Ltd $325,000 in cash on June 30, 2005.

On January 14, 2005, the South African Reserve Bank approved the issuance of the Versant common shares to JDO Genie. Consequently, Versant issued the 230,150 common shares to JDO Genie in March 2005. As a result, an adjustment of the purchase price for the JDO Genie asset purchase was recorded during the quarter ending January 31, 2005, which resulted in an increase in purchase price of $75,000 ($50,000 of which was recorded as goodwill and the remaining $25,000 was allocated to intangible assets).

As a result of the above, the total adjusted purchase price was $600,000, and consisted of the following: a) a cash payment of $200,000 made in July of 2004; and b) 230,150 common shares of Versant that were issued in March 2005. The results of operations of the JDO Genie product business are included in Versant’s income statement from June 30, 2004 onwards.

Pro forma results of operations

The pro forma condensed consolidated statements of operations are presented below as if the merger with Poet and the acquisition of FastObjects, Inc. had occurred on November 1, 2004. These pro forma figures do not include amounts related to the JDO Genie acquisition, as they are unavailable (in thousands except per share data):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues	$4,346	$6,349	$10,956	$13,701
Net loss	$(1,059)	$(1,257)	$(714)	$(1,394)
Net loss per share	$(0.03)	$(0.05)	$(0.02)	$(0.07)

NOTE 4.  DISCONTINUED OPERATIONS

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

In exchange for the shares of Poet GmbH, EMS paid Poet Software a closing cash payment of 1,000,000 euros and paid a further 172,000 euros for a total of 1,172,000 euros cash consideration (or approximately $1.4 million USD). In addition EMS has agreed to pay a royalty on future revenues of Poet GmbH’s Catalog Business over the ten-month period following the signing of the Sale Agreement in an amount equal to 30% of all Poet GmbH’s Catalog Solutions Business revenues which: (a) exceed 800,000 euros (or approximately $1.0 million) during the period from September 1, 2004 to December 31, 2004; (b) exceed 600,000 euros (or approximately $786,000) during the period from January 1, 2005 to March 31, 2005; and (c) exceed 600,000 euros (or approximately $786,000) during the period from April 1, 2005 to June 30, 2005. Versant had not received any royalties from EMS pursuant to the Sale Agreement referred to above as of April 30, 2005.

NOTE 5.  STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, allows the Company to continue to apply Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Compensation costs are amortized on a straight-line basis over the expected service period, which is generally the vesting period of the stock-based awards.

Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. If the compensation cost for the Company’s plans had been determined under the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share during the periods indicated below would have been (in thousands, except per share amounts) as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,059)	$(4,770)	$(714)	$(4,165)
Stock based compensation	24	23	50	23
Compensation expense under SFAS 123 related to:
Stock option plans	(97)	(239)	(241)	(448)
Employee stock purchase plan	(9)	(38)	(29)	(72)
Pro forma net loss	$(1,141)	$(5,024)	$(934)	$(4,662)
Basic and diluted net loss per share:
As reported	$(0.03)	$(0.20)	$(0.02)	$(0.21)
Pro forma	$(0.03)	$(0.21)	$(0.03)	$(0.24)

The weighted average fair value per share of stock options granted was $0.80 and $2.31 during the six months ended April 30, 2005 and April 30, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Expected life (in years)	3	3	3	3
Weighted-average Risk-free interest rate	3.76%	2.19%	3.74%	2.20%
Volatility	127%	131%	127%	131%
Dividend yield	—	—	—	—

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future stock-based compensation expense or operating results of the Company.

NOTE 6.  COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Calculation of basic net loss per share:
Net loss	$(1,059)	$(4,770)	$(714)	$(4,165)
Basic and diluted:
Weighted average common shares outstanding	35,138	24,205	34,955	19,474
Net loss per share, basic & diluted	$(0.03)	$(0.20)	$(0.02)	$(0.21)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Anti-dilutive common stock options and non-vested common stock not included in net income (loss) per share calculation	3,178	5,074	3,178	5,074
Shares issuable pursuant to warants to purchase common stock	1,312	1,333	1,312	1,333
Total anti-dilutive common shares excluded from basic & diluted net loss per share	4,490	6,407	4,490	6,407

NOTE 7.    OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of net loss and cumulative foreign currency translation adjustments. There are no tax effects for the components of other comprehensive loss.

For the periods presented, the other comprehensive losses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,059)	$(4,770)	$(714)	$(4,165)
Foreign currency translation adjustment	101	(33)	156	56
Other comprehensive loss	$(958)	$(4,803)	$(558)	$(4,109)

NOTE 8.   SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in their annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

The following table presents the Company’s revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues by region:
North America	$2,248	$3,260	$4,986	$7,578
Europe	1,897	1,719	5,722	3,251
Asia Pacific	201	48	248	564
Total	$4,346	$5,027	$10,956	$11,393

Long-lived assets by region are as follows (in thousands):

	As of April 30,	As of October 31,
	2005	2004
Long-lived assets by region:
North America	$485	$579
Europe	311	605
Asia Pacific	111	119
Total	$907	$1,303

The decrease in European long-lived assets as of April 30, 2005 compared to October 31, 2004 is primarily due to some reclassifications of certain assets from long-term to current since these assets will become due in less than one year as of April 30, 2005.

NOTE 9.  RESTRUCTURING

In October 2004, Versant executed a restructuring plan to streamline the Company’s expenditures subsequent to its acquisition of Poet Holdings, Inc., FastObjects, Inc. and the technologies of JDO Genie (PTY) LTD in 2004. The objective was to better align the Company’s cost structure in an effort to improve its operating results. This restructuring plan resulted in expenses of approximately $2.9 million. Restructuring expenses primarily represented estimated future costs related to either closing or reducing utilized space at the Company’s California headquarters and certain European offices, staff reductions and employee terminations

During the three months ended April 30, 2005, the Company entered into a sub-lease agreement for its U.K. facility for which future rental expenses had been previously accrued based on management’s then assessment of the Company’s future ability to sub-lease such space.  As a result of the U.K. sublease, Versant reduced its restructuring accrual by approximately $122,000 based on its estimate of such future sublease income during the three months ended April 30, 2005. At October 31, 2004, the time of original restructuring accrual, the Company did not anticipate that it would be able to sublease this facility.

Versant expects to make future facility rent payments, net of estimated sublease income of $217,000, on its contractual lease obligations for its California and European facilities through the end of each obligation. These net payments will be recorded as a reduction to our restructuring accrual. As of April 30, 2005, the restructuring accrual balance represents an estimate of the Company’s lease obligations net of the estimated sublease income.

The following table summarizes the Company’s restructuring activities from October 31, 2004 through April 30, 2005 (in thousands):

	Facility	Employee
	Leases	Terminations	Total
Opening balance at October 31, 2004	$2,107	$504	$2,611
Net cash payments during the three months ended January 31, 2005	(203)	(310)	(513)
Accrual balance as of January 31, 2005	1,904	194	2,098
Non-cash adjustment during the three months eneded April 30, 2005	(122)		(122)
Net cash payments during the three months ended April 30, 2005	(209)	(75)	(284)
Accrual balance as of April 30, 2005	$1,573	$119	$1,692

NOTE 10.  GOODWILL

The goodwill balances as of April 30, 2005 and October 31, 2004 are as follows (in thousands):

	As of April 30, 2005			As of October 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill:
Versant Europe	$3,256	$3,036	$220	$3,256	$3,036	$220
Poet Holdings, Inc.	16,052	—	16,052	16,052	—	16,052
FastObjects, Inc.	602	—	602	602	—	602
JDO Genie (PTY), LTD.	50	—	50	—	—	—
Versant India	21	—	21	21	—	21
Total	$19,981	$3,036	$16,945	$19,931	$3,036	$16,895

NOTE 11.  INTANGIBLE ASSETS

Intangible assets consist of acquired technology and customer relationships amortized over a period between five and eight years. The Company’s intangible assets balances as of April 30, 2005 and October 31, 2004 are as follows (in thousands):

	As of April 30, 2005			As of October 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$4,300	$686	$3,614	$4,300	$380	$3,920
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	92	458	525	35	490
FastObjects, Inc. (Amortized over 6 yrs)	380	52	328	380	20	360
Total	$5,230	$830	$4,400	$5,205	$435	$4,770

The projected amortization of intangibles is as follows (in thousands):

Amortization

Six months ending October 31, 2005	$393
Fiscal year ending October 31,
2006	787
2007	787
2008	787
2009	750
2010	656
Thereafter	240
Total	$4,400

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123(R)”), which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the FASB extended the compliance dates for SFAS 123(R). As such, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning on November 1, 2005. The Company plans to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS

123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will adopt SFAS 123(R) in its 2006 fiscal year and will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company expects the adoption of SFAS 123(R) will have an adverse impact on the Company’s net income and net income per share.

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

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once the Treasury Department and IRS issue their series of notices, which provide guidance on the repatriation provision.

NOTE 13.  SUBSEQUENT EVENTS

On June 14, 2005, Versant announced in a press release a restructuring plan.  As part of that plan, Versant also announced that Nick Ordon, Versant’s Chairman of the Board, Chief Executive Officer and President, and Lee McGrath, Versant’s Vice President, Finance & Administration, Chief Financial Officer and Secretary, would each resign from these positions after June 14, 2005 and that Jochen Witte, Versant’s President, European Operations, would become Versant’s Chief Executive Officer, President and Chief Financial Officer effective June 15, 2005.

In connection with the termination of Mr. Ordon’s and Mr. McGrath’s employment with Versant, each of them entered into a separation agreement with Versant dated as of June 14, 2005.  The separation agreements provide that Mr. Ordon and Mr. McGrath’s employment with Versant will terminate in June 2005 and provide that each former officer will, during his severance period, receive severance payments equal to the payments that would have been made pursuant to his current base salary in installments at regular pay periods and payment by Versant of premiums to continue his coverage under Versant’s medical plans.  In addition, each officer is allowed additional time to exercise any of his Versant stock options that are vested at the June 14 termination date at any time during his severance period.  Mr. Ordon’s severance period runs from his termination date through March 12, 2006 and Mr. McGrath’s severance period runs from his termination date through February 28, 2006. In consideration of this severance and other agreements, Mr. Ordon and Mr. McGrath each granted Versant a full general release, agreed to certain non-competition and non-solicitation covenants during the severance period and agreed to provide certain consulting services to Versant during the severance period.  Mr. Ordon’s consulting obligation is to perform up to 40 hours per week of services for Versant through June 30, 2005 and thereafter up to 10 hours per month.  Mr. McGrath’s consulting obligation is to provide up to 40 hours of consulting services per week through August 31, 2005 and thereafter up to 10 hours per month. A breach of an officer’s obligations under his separation agreement is grounds for Versant to terminate his severance compensation.

In connection with his assuming the offices of Chief Executive Officer, President and Chief Financial Officer of Versant, Mr. Witte’s existing employment agreement was modified effective June 15, 2005 to increase his annual salary rate to $270,000 per annum and to increase his annual target bonus amount to a potential maximum of $150,000.

These agreements were approved in principle at a meeting of Versant’s Board of Directors held on June 10, 2005.

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

The following discussion and analysis contains forward-looking statements, which include, among other things, statements regarding the Company’s future financial performance and results of operations, assets, liquidity and trends anticipated for the Company’s business.  These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and its industry, and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual future operating results, levels of activity, performance or achievement to be materially different from those expressed or implied in, or anticipated or contemplated by, the forward-looking statements, Such risks, uncertainties and other factors include, but are not limited to, those discussed below in this report under the subheading “Risk Factors” “ and those discussed elsewhere in this report, in the Company’s other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 report on Form 10-K. Forward-looking statements may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. Versant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Background and Overview

We design, develop, market and support high performance object database management, data access and data integration software systems and provide related services to address the complex data management needs of enterprises and providers of products requiring data management functions.  Our products and services collectively comprise our single operating segment, which we call “Data Management”.

Our products are typically used by customers to manage data for business systems to enable these systems to access and integrate data necessary for their data management applications. Our data management products and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. Our combined suite of products and services cater to a wide range of customers with a wide variety of needs ranging from solutions for small devices, like remote controls, up to full-scale enterprise solutions, which manage hundreds of gigabytes of streaming data. We believe that by using our data management solutions, customers cut hardware costs, accelerate and simplify development, significantly reduce administration costs and deliver products with a significant competitive edge.

On March 18, 2004, we finalized the merger in which we acquired Poet Holdings, Inc., or Poet. The acquisition of Poet brought Versant two distinct lines of business. The first was Poet’s Data Management line of business, comprised of its FastObjects database product line. The second was Poet’s Catalog Solutions business, comprised of the X-Solutions and eSupplier Solutions products, which we reported as a separate “Catalog” operating segment in our reports on Form 10-Q for the three months ended April 30, 2004 and July 31, 2004. We have integrated Poet’s FastObjects database product line into our existing product line to provide a broader suite of data management products. However, we concluded the sale of Poet’s Catalog Solutions line of business in September 2004 (see Note 4 to the unaudited interim financial statements included in this report). As a result, we transformed our business back to the single Data Management operating segment that existed prior to our merger with Poet.

On June 30, 2004, we acquired data access technology from JDO Genie (PTY) Ltd, a privately held South African company, and on July 6, 2004 we acquired FastObjects Inc., the exclusive distributor of Poet’s database product line in North America.

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

We license our products and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors. The sale of services is an important aspect of our business.  During the three months ended April 30, 2005 and 2004, 64% and 66% of our revenues, respectively and during the six months ended April 30, 2005 and 2004, 54% and 58% of our revenues, respectively, were derived from services.

In addition to these products and services, we resell related software developed by third parties. To date, substantially all of our revenues have been derived from the following data management products and related services:

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

Comparability of Periods

Our financial results for each of the three and six month periods ended April 30, 2005 include the operating results of Poet for the entire period, whereas our financial results for the three and six month periods ended April 30, 2004 only include Poet’s operations from March 18, 2004, the date on which our merger with Poet was consummated.  In addition, we disposed of the Catalog Solutions business acquired as part of Poet’s operations in September 2004.  Accordingly, in reviewing this report readers should note that these facts may adversely affect the comparability of the three and six month periods ended April 30, 2004 and the three and six months periods ended April 30, 2005.

Overview Comparison of Highlights of Periods Covered by this Report

Our total revenues from software licenses, maintenance and professional services for the quarter ended April 30, 2005 decreased $681,000 over the comparable period in 2004; and our total revenues decreased $437,000 for the six months ended April 30, 2005 over the comparable period in 2004. The revenues and operating results for the three and six months ended April 30, 2005 each include the operations of Poet for the entire period, whereas our revenues and all other operating results for the three and six months ended April 30, 2004 include Poet’s operations only from March 18, 2004, the date of the closing of the merger with Poet.  Our revenues for the three and six months ended April 30, 2005 also include our sales and marketing of products acquired in our acquisitions of FastObjects and the JDO Genie product line and do not include any operations of the Catalog Solutions business. We disposed of the Catalog Solutions business in September 2004.

The relative mix of our revenues between license, maintenance and professional services revenues for the three and six months ended April 30, 2005 was substantially the same as in the corresponding periods in 2004, except that license revenue and maintenance revenue in the three and six month periods ended April 30, 2005 represented a slightly higher percentage of our total revenues than they did in the corresponding periods ended April 30, 2004. For the three and six months ended April 30, 2005, our North American revenues declined significantly compared to the corresponding periods in 2004. We attribute this decline to cautious purchasing behavior in the region and a soft market for our VDS product line. Our European revenues grew significantly in the six months ended April 30, 2005 over the corresponding year ago period and less so in the three months ended April 30, 2005 over the corresponding quarter in 2004. This increase in European revenues resulted primarily due to our merger with Poet, although revenues from our core data management products also grew in this region.

Our total operating expenditures and total cost of revenues decreased by $658,000 and $342,000, respectively, for the three months ended April 30, 2005, as compared to the corresponding period in 2004 and decreased by $459,000 and $58,000, respectively, for the six months ended April 30, 2005, as compared to the corresponding period in 2004, but represented essentially the same percentage of our revenues in each of these periods.

Our loss from operations for the three and six month periods ended April 30, 2005 decreased by $319,000 and $80,000, respectively, compared to the three and six month periods ended April 30, 2004.  Net loss for the three and six month periods ended April 30, 2005 decreased by $3.7 million and $3.5 million, respectively, compared to the three and six month periods ended April 30. 2004, due principally to a deemed dividend to preferred shareholders of $2.4 million and a $908,000 loss from our discontinued Catalog Solutions business that were incurred in fiscal 2004 but not in fiscal 2005.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of the assets and liabilities at the date of the financial statements and of the revenues and expenses during the reporting period.  We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information.  Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, the determination of our reserve for doubtful accounts, and the determination of stock-based compensation and income taxes.

Revenue Recognition

We recognize revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”), and agreements for consulting and training activities.

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

Revenues from software license arrangements, including prepaid license fees, are recognized when all of the following criteria are met:

•                  Persuasive evidence of an arrangement exists.

•                  Delivery has occurred and there are no future deliverables except PCS.

•                  Fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenues are recognized, as payments become due in accordance with paragraph 29 of SOP 97-2;

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

We categorize our customers into two broad groups, End Users and Value Added Resellers (“VARs”). End User customers are companies who use our products internally and do not redistribute the product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to external third party customers, either individually or as part of an integrated product. We license our data management products through two types of perpetual licenses—development and test licenses as well as deployment licenses Development and test licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product.

Before an End User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of VDS and FastObjects licenses varies according to several factors, including the number of computer servers on which the application will run and the number of users that will be able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR’s applications and sold directly to end-users.  VARs are required to report their distribution of our software and are charged a royalty that is based either on the number of copies of our application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

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

In rare cases that a customer requests engineering work for porting our product to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical work, we recognize revenues in accordance with SOP 81-1 and uses either the percentage of completion or completed contract methods for recognizing revenues.  We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question.  We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified.  Progress to completion is determined using the cost-to-

cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized.  When using the percentage of completion method, the following conditions must exist:

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

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respective fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations at the acquisition date.

We test any goodwill impairment within our single Data Management operating segment. All our goodwill has been aggregated from, and acquired in connection with, the following acquisitions:

•                  Versant Europe, acquired in 1997;

•                  Poet Holdings, Inc., acquired in March 2004;

•                  Technology of JDO Genie (PTY) Ltd, acquired in June 2004; and

•                  FastObjects, Inc., acquired in July 2004.

We filed a Form 8-K on August 25, 2004, reporting our assessment that the carrying value of intangible assets and goodwill acquired through our acquisition of Mokume Software Inc., in November 2002 had been fully impaired.  Consequently, for the quarter ended July 31, 2004, we recorded a charge of approximately $1.0 million related to the write-off of remaining Mokume intangible assets and goodwill.

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the reporting unit level (which in our case is at the consolidated company level) at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity (as indicated by our publicly traded share price and shares outstanding plus a control premium), debt and current liabilities. Under this approach, if the estimated fair value of our assets is greater than the carrying value of these assets, then there is no goodwill impairment.  If the estimated fair value of our assets is less than the carrying value of these assets, then we allocate the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit’s goodwill carrying amount and would be recorded in earnings during the period of such impairment.

As required by SFAS 142, we ceased amortizing goodwill effective November 1, 2002.  Prior to November 1, 2002, we amortized goodwill over five years using the straight-line method.  Identifiable intangibles are currently amortized over five years in relation to the JDO Genie (PTY) Ltd acquisition, six years in relation to the FastObjects, Inc. acquisition, and seven years in relation to our acquisition of Poet, using the straight-line method in each of these cases.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable when collection becomes doubtful. We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable,  the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items.  Our allowance for doubtful accounts amounted to $368,000, or 7% of gross accounts receivable, at October 31, 2004, and $174,000, or 6% of gross accounts receivable, at April 30, 2005. The reduction in the allowance for doubtful accounts at April 30, 2005 as compared to October 31, 2004 has resulted from a continued favorable collection history we have experienced.

Stock-Based Compensation Expense

We elect to account for compensation expense related to stock options issued to employees in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of our stock and the exercise price of the option on the date of grant, if any. This election is available to companies under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Had we instead elected to apply the fair value method for valuing stock options under SFAS 123, our net loss and net loss per share would have been substantially higher as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements contained in this report. The fair value method of option valuation was applied for disclosure purposes by utilizing the Black-Scholes option-pricing model. This option-pricing model is commonly used by companies to calculate the fair value of options under SFAS 123 and utilizes certain variables, namely, the exercise price of the option, expected life of the option, the market value of the underlying stock as of the grant date, the expected volatility of the underlying stock during the life of the option, and a risk-free interest rate of return. Although some of these variables are known at the date of grant, other variables are based on estimates of future events. Changes in these estimates may have a material impact on the compensation expense calculated under the fair value method. For example, an increase in the estimated expected life of the option or the stock volatility would increase the fair market value of the option and result in an increase to compensation expense calculated under the fair value method.

In December 2004, FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-

pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) in our 2006 fiscal year. We expect that the adoption of SFAS 123(R) to materially impact our financial results of operations.

Restructuring

Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made. These estimates include: facility exit costs such as demise and lease termination costs; timing of future sublease occupancy; estimated sublease income based on expected future market conditions; and, any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and changes in their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated costs and sublease proceeds are significant factors in determining the appropriateness of our restructuring accrual balance on our Condensed Consolidated Balance Sheet at April 30, 2005. Our actual expense may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

In October 2004, we executed a restructuring plan to streamline our expenditures subsequent to our acquisition of Poet Holdings, Inc., FastObjects, Inc. and the technologies of JDO Genie (PTY) LTD in 2004. The objective of the restructuring plan was to better align the Company’s cost structure and revenues in an effort to improve operating results. This restructuring plan resulted in expenses of $2.9 million. Restructuring expenses primarily represented estimated future costs related to lease space for our California headquarters and certain European offices either closing or reducing the utilization of the facilities held under the Company’s operating lease agreements due to staff reductions and employee terminations. We expect to make future facility rent payments on our contractual lease obligations for these facilities, net of estimated sublease income, through the end of each obligation. These net payments will be recorded as a reduction to our restructuring accrual. As of April 30, 2005, the restructuring accrual balance represented the contractual and estimated lease obligation of related facility as well as estimated tenant improvement costs to sublease these facilities, net of estimated sublease income. As of April 30, 2005, future minimum gross lease obligations for our restructured facilities extending through May 2007 amounted to $1.7 million, which is net of estimated future sub-lease income of $217,000 from our U.K and Munich, Germany offices.

Income Taxes

We must estimate our income taxes in each of the jurisdictions in which we operate as part of the preparation of our consolidated financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial reporting and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against our U.S. net deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a given period, we must increase the tax provision in our statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 30, 2004 and April 30, 2005 for our deferred tax assets.

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123(R)”), which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the FASB extended the compliance dates for SFAS 123(R). As such, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning on November 1, 2005.

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

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once the Treasury Department and IRS issue their series of notices, which provide guidance on the repatriation provision.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
License	36%	34%	46%	42%
Maintenance	36	33	29	28
Professional services	28	33	25	30
Total revenue	100%	100%	100%	100%

Cost of revenues:
License	1	4	1	2
Amortization of intangible assets	5	3	4	2
Maintenance	8	7	7	6
Professional services	27	28	24	25
Total cost of revenue	41%	42%	36%	35%

Gross profit margin	59%	58%	64%	65%

Operating expenses:
Marketing and sales	38	37	31	35
Research and development	22	24	19	19
General and adminstrative	29	26	23	19
Restructuring charge	-3	0	-1	0
Total operating expenses	86%	87%	72%	73%
Loss from operations	-27%	-29%	-8%	-8%
Other income, net	3	1	2	1
Loss from continuing operations before taxes and deemed dividend	-24%	-28%	-6%	-7%
Provision for income taxes	1	0	1	0
Net loss from continuing operations before deemed dividend	-25%	-28%	-7%	-7%
Deemed dividend to preferred shareholders	0	-48	0	-21
Net loss from continuing operations attributable to common shareholders	-25%	-76%	-7%	-28%
Loss from discontinued operations, net of income tax	0	-18	0	-8
Net loss	-25%	-94%	-7%	-36%

Revenues

The following table summarizes software license, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
			Change				Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$1,575	$1,688	$(113)	-7%	$5,067	$4,770	$297	6%
Maintenance revenues	1,543	1,657	(114)	-7%	3,135	3,248	(113)	-3%
Professional services revenues	1,228	1,682	(454)	-27%	2,754	3,375	(621)	-18%
Total	$4,346	$5,027	$(681)	-14%	$10,956	$11,393	$(437)	-4%

Total Revenues: Total revenues are comprised primarily of license fees, as well as revenues from maintenance, training, consulting, technical and other support services. Fluctuations in total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released.

Our total revenues declined $681,000 (or 14%) for the three months ended April 30, 2005 from the corresponding period in fiscal 2004; and $437,000 (or 4%) for the six months ended April 30, 2005 from the corresponding period in fiscal 2004.

One customer accounted for 20% of our total revenues for the three months ended April 30, 2005; and two customers each accounted for 17% of our total revenues for the six months ended April 30, 2005.

Like many enterprise software companies, we don’t operate with a significant backlog of orders. Information Technology spending in general has been considerably depressed over the recent years and customers’ purchasing behavior has moved to a more “pay as you go” approach, a characteristic that we had discussed before which makes it even more difficult for us to forecast our revenues.

Although, the inherently unpredictable business cycle of an enterprise software company, together with the cautious macro-economic environment make discernment of continued and meaningful business trend more difficult, based on our best knowledge, we expect that consulting revenues and maintenance revenues will remain at the same level for the remainder of fiscal 2005. In terms of license revenues, we are still experiencing extremely cautious behaviors in IT purchasing in North America, but we are expecting slightly higher revenues for the remainder of fiscal 2005 in this region, we also expect our international revenues to remain the same or slightly higher for the remainder of fiscal 2005.

International Revenues: The following table summarizes total revenues by geographic area (in thousands, except percentages):

	Three Months Ended April 30,						Six Months Ended April 30,
		Percentage		Percentage	Change			Percentage		Percentage	Change
	2005	of revenues	2004	of revenues	Amount	Percentage	2005	of revenues	2004	of revenues	Amount	Percentage
			(unaudited)						(unaudited)
Revenues by geographic area:
North America	$2,248	52%	$3,260	65%	$(1,012)	-31%	$4,986	46%	$7,578	66%	$(2,592)	-34%
Europe	1,897	44%	1,719	34%	178	10%	5,722	52%	3,251	29%	2,471	76%
Asia Pacific	201	4%	48	1%	153	319%	248	2%	564	5%	(316)	-56%
Total	$4,346	100%	$5,027	100%	$(681)	-14%	$10,956	100%	$11,393	100%	$(437)	-4%

Our total revenues declined $681,000 (or 14%) and $437,000 (or 4%) during the three and six months ended April 30, 2005, respectively, as compared to the corresponding period in fiscal 2004. The decrease in revenues results principally from a decline in our North America region revenues offset by increases in the revenues of our Europe region.

International revenues represented approximately 48% of our total revenues for the three months ended April 30, 2005, as compared to 35% for the corresponding period in 2004. International revenues represented approximately 54% of our total revenues for the six months ended April 30, 2005, as compared to 34% for the corresponding period in 2004.The increase in international revenues as a percentage of our total revenues in fiscal 2005 over fiscal 2004 reflects in part the fact that Poet’s operations, which produce primarily European revenue, were included in the entire period for the three and six months ended April 30, 2005, but were included in the three and six month periods ended April 30, 2004 only from March 18, 2004. We expect to have a higher percentage of revenue from our European operation during the remainder of fiscal 2005.

Revenues from North America: Revenues decreased $1.0 million (or 31%) during the three months ended April 30, 2005, as compared to the corresponding period in fiscal 2004, mainly due to a decline in maintenance and professional services revenues. Maintenance revenues from North America declined due to the decline of new license revenues and termination of some major maintenance contracts.  Professional services revenues from North America declined primarily due to completion of several long-term consulting engagements, which resulted in a decline in the backlog of our existing professional services contracts. North American revenues declined $2.6 million (or 34%) during the six months ended April 30, 2005 as compared to the six months ended April 30, 2004, due to softness of demand for our VDS product line and the lack of execution of any major contract as well as declines in maintenance and professional services revenues.

Revenues from Europe: Revenues increased $178,000 (or 10%) during the three months ended April 30, 2005, as compared to fiscal 2004. The increase was mainly due to strong demand for our products and also due to favorable foreign currency exchange rates of $108,000 and the fact that this period reflected Poet’s operations (which include primarily European revenues) for the entire quarter, whereas in the comparable period of fiscal 2004 Poet’s operations were included only from March 18, 2004. Revenues increased $2.5 million (or 76%) during the six months ended April 30, 2005, as compared to the corresponding period in fiscal 2004. The increase in European revenue during the six months ended April 30, 2005 was mainly due to a significant follow on order from a European telecommunications company for $1.8 million during the three months ended January 31, 2005, overall strong demand for our products, favorable foreign currency exchange rates of $378,000.

Revenues by Industry. The following table summarizes our revenues by industry (in thousands, except percentages) for the periods indicated:

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Revenues by industry:
Technology	1,674	2,370	(696)	-29%	4,497	4,409	88	2%
Telecommunications	$789	$1,072	$(283)	-26%	$2,561	$2,611	$(50)	-2%
Defense (Inc Gov’t)	246	382	(136)	-36%	471	1,254	(783)	-62%
Other	1,638	1,203	435	36%	3,427	3,119	308	10%
Total	$4,347	$5,027	$(680)	-14%	$10,956	$11,393	$(437)	-4%

Our products are used by the technology sector mainly for demand consensus forecasts, collaborative planning and requirements definition. Our revenues in this sector decreased $696,000 (or 29%) and increased by $88,000 (or 2%) for the three and six months ended April 30, 2005, respectively. The decrease of $696,000 for the three months ended April 30, 2005 was due to decline in our North America professional services revenues, resulting largely from under utilization of our consultants within our WebSphere practice.

We market our products to the telecommunications sector in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications sector decreased $283,000 (or 26%) and $50,000 (or 2%) for the three and six months ended April 30, 2005, respectively, mainly due to adverse market conditions.

Revenues by Category.  The following tables summarizes our revenues by category (in thousands, except percentages):

	Three Months Ended April 30,						Six Months Ended April 30,
		Percentage		Percentage	Changes			Percentage		Percentage	Changes
	2005	of revenues	2004	of revenues	Amount	Percentage	2005	of revenues	2004	of revenues	Amount	Percentage
			(unaudited)						(unaudited)
Revenues by category:
License	$1,575	36%	$1,688	34%	$(113)	-7%	$5,067	46%	$4,770	42%	$297	6%
Maintenance	1,543	36%	1,657	33%	(114)	-7%	3,135	29%	3,248	28%	(113)	-3%
Professional service	1,228	28%	1,682	33%	(454)	-27%	2,754	25%	3,375	30%	(621)	-18%
Total	$4,346	100%	$5,027	100%	$(681)	-14%	$10,956	100%	$11,393	100%	$(437)	-4%

License.  License revenues decreased $113,000 (or 7%) during the three months ended April 30, 2005, as compared to the corresponding period in fiscal 2004. The decrease was primarily due to the softness in demand for our VDS line of business in North America, which was partially offset by additional revenues from our FastObjects product line.

License revenues increased $297,000 (or 6%) during the six months ended April 30, 2005, as compared to the corresponding period in fiscal 2004. The increase in license revenues during the six months ended April 30, 2005 was mainly due to a significant follow on order from a European telecommunications company during the first quarter of the fiscal 2005.

Maintenance.  Maintenance revenues decreased $114,000 (or 7%) during the three months ended April 30, 2005, as compared to the corresponding period in fiscal 2004.  Maintenance revenues decreased $113,000 (or 3%) for the six months ended April 30, 2005, as compared to the corresponding period in fiscal 2004.  The declines in maintenance revenues were mainly due to termination of two major maintenance agreements for $157,000 and partially offset by the maintenance revenue from new license agreements.

Professional Services.  Professional services revenues decreased $454,000 (or 27%) for the three months ended April 30, 2005, as compared to the corresponding period in fiscal 2004. Professional services revenues decreased $621,000 (or 18%) for the six months ended April 30, 2005, as compared to the corresponding period in fiscal 2004. These declines were mainly due to completion of several long-term engagements related to WebSphere consulting and a decline in the backlog of our new professional services contracts in our North America region.

Cost of Revenues

Cost of Revenues: The following table summarizes the cost of revenue (in thousands, except percentages):

	Three Months Ended April 30,		Change		Six Months Ended April 30,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$55	$198	$(143)	-72%	$111	$245	$(134)	-55%
Amortization of intangible assets	200	149	51	34%	395	173	222	128%
Cost of maintenance	360	379	(19)	-5%	778	718	60	8%
Cost of professional services	1,172	1,403	(231)	-16%	2,673	2,879	(206)	-7%
Total	$1,787	$2,129	$(342)	-16%	$3,957	$4,015	$(58)	-1%

Cost of revenues was $1.8 million (or 41% of total revenues) for the three months ended April 30, 2005, a decrease of $342,000 (or 16%) over the cost of revenues of $2.1 million (or 42% of total revenues) reported during the corresponding period in fiscal 2004. This decrease includes $36,000 in unfavorable foreign currency exchange losses.

Cost of revenues was $4.0 million (or 36% of total revenues) for the six months ended April 30, 2005, a decrease of $58,000 (or 1%) over the cost of revenues of $4.0 million (or 35% of total revenues) reported during the corresponding period in fiscal 2004. This decrease includes $152,000 unfavorable foreign currency exchange losses. Cost of revenues as a percentage of total revenues was relatively constant in both the three months periods ended April 30, 2004 and 2005 and the six month periods ended April 30, 2004 and 2005.

Cost of License. Cost of license revenues consists primarily of royalties and cost of third party products, which we resell to our customers, as well as product media and packaging costs. Cost of license revenues was $55,000 (or 3% of license revenues) for the three months ended April 30, 2005, as compared to $198,000 (or 12% of license revenues) for the corresponding period in fiscal 2004. Cost of license revenues was $111,000 (or 2% of license revenues) for the six months ended April 30, 2005, as compared to $245,000 (or 5% of license revenues) for the corresponding period in fiscal 2004. The decrease of $143,000 and $134,000 in absolute dollars for the three months and six months ended April 30, 2005 from the corresponding period in fiscal 2004 were primarily due to declines in royalty expenses associated with the termination of a contract with one of our third party vendors for our license of a third party product that we no longer embed as part of our standard product line.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets acquired in our 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology. Amortization of intangible assets was $200,000 (or 5% of total revenues) for the three months ended April 30, 2005, as compared to $149,000 (or 3% of total revenues) for the corresponding period in fiscal 2004.

Amortization of intangible assets was $395,000 (or 4% of total revenues) for the six months ended April 30, 2005, as compared to $173,000 (or 2% of total revenues) for the corresponding period in 2004.

The increases in absolute dollars for $51,000 and $222,000 for the three and six months ended April 30, 2005, respectively, from the comparable periods in fiscal 2004 were due to amortization of intangible assets for the various acquisitions that we made in fiscal 2004 and offset by the elimination of amortization of Mokume Software, Inc. We had previously amortized intangible assets acquired in the Mokume acquisition at a rate of $24,000 per quarter, but those assets were written off in full as of July 31, 2004. We expect to incur approximately $197,000 per quarter in amortization expense of intangible assets for previous acquired assets for each quarter during the remainder of fiscal year 2005.

Cost of Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $360,000 (or 23% of maintenance revenues) for the three months ended April 30, 2005, as compared to $379,000 (or 23% of maintenance revenues) for the corresponding period in fiscal 2004. The decrease in absolute dollars of $19,000 for the three months ended April 30, 2005 was mainly due to: a decline of $59,000 in North American operations related to a reduction of headcount of three employees and their associated payroll costs for $20,000, and a decrease in facilities allocation costs for $39,000. These declines were partially offset by an increase of $40,000 as the result of our Poet acquisition and our decision to maintain a technical support presence in Europe to accommodate the requirements for technical services needed by our European customer base subsequent to the Poet merger.

Cost of maintenance revenues was $778,000 (or 25% of maintenance revenues) for the six months ended April 30, 2005, as compared to $718,000 (or 22% of maintenance revenues) for the corresponding period in fiscal 2004. The increase in absolute dollars of $60,000 for the six months ended April 30, 2005, was mainly due to an increase of $179,000 in the cost of maintenance in Europe to accommodate the requirements for technical services needed by our European customer base subsequent to the Poet merger.  The increase was partially offset by a decrease of $123,000 in the cost of maintenance revenues in North America operations, which was due to reduction of headcount of three employees and their payroll and benefits costs, as well as a decline in our corporate facility allocation.

Cost of Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization. Cost of professional services was $1.2 million (or 95% of professional services revenues) and $1.4 million (or 83% of professional services revenues) for the three months ended April 30,2005 and 2004, respectively.

Costs of professional services were $2.7 million (or 97% of professional services revenues) and $2.9 million (or 85% of professional services revenues) for the six months ended April 30, 2005 and 2004, respectively. Cost of professional services as a percentage of professional services revenue increased primarily as a result of decreased utilization of personnel due to the completion of several long-term engagements related to WebSphere consulting and a decline in the backlog of our existing contracts.

Operating Expenses

Operating Expenses.  The following table summarizes the operating expense (in thousands, except percentages):

	Three Months Ended April 30,		Change		Six Months Ended April 30,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$1,633	$1,838	$(205)	-11%	$3,355	$4,002	$(647)	-16%
Research and development	955	1,226	(271)	-22%	2,036	2,187	$(151)	-7%
General and administrative	1,252	1,312	(60)	-5%	2,580	2,119	$461	22%
Restructuring charges	(122)	—	(122)	—	(122)	—	$(122)	—
Total	$3,718	$4,376	$(658)	-15%	$7,849	$8,308	$(459)	-6%

Operating expenses were $3.7 million (or 86% of total revenues) for the three months ended April 30, 2005, a decrease of $658,000 (or 15%) compared to $4.4 million (or 87% of total revenues) reported for the comparable period in fiscal 2004. This decline included $58,000 in unfavorable foreign currency exchange losses. Total operating expenses were $7.8 million (or 72% of total revenues) for the six months ended April 30, 2005, a decrease of $459,000 (or 6%) from $8.3 million (or 73% of total revenues) reported for the comparable period in fiscal 2004. This decrease included $169,000 in unfavorable foreign currency exchange losses. Operating expenses as a percentage of total revenues were essentially unchanged between the three and six months periods ended April 30, 2004 and 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses; commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $1.6 million for the three months ended April 30, 2005 (or 38% of total revenues) and $1.8 million (or 37% of total revenues) for the comparable period in fiscal 2004. The decrease in absolute dollars of $205,000 for the three months ended April 30, 2005, was mainly due to a decline of $238,000 resulting from closure of our U.K. office because of a reduction of three in our total headcount. This decline was partially offset by an increase in general marketing expenditures in Germany.

Sales and marketing expenses were $3.4 million (or 31% of total revenues) for the six months ended April 30, 2005, and $4.0 million (or 35% of total revenues) for the comparable period in fiscal 2004.The decrease in absolute dollars of $648,000 for the six months ended April 30, 2005 was mainly due to a decline of $928,000 in the costs of our North American sales organization due to reduced headcount of two employees and their related salaries and commission expenses combined with an overall reduction in commission expense due to a shift in sales revenues from our North American operations to Europe, where we have lower sales and marketing cost structure. The decline of $928,000 in North America sales and marketing expenses were partially offset by an increase of $280,000 in our Europe operation due to a shift in sales revenues from North American to Europe as well as an increase in general marketing expenses in that region.

We expect sales and marketing expenses to continue to remain a considerable percentage of our total revenues in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits expenses for facilities and payments made to outside software development contractors. Research and development expenses were $955,000 (or 22% of revenues) for the three months ended April 30, 2005 and $1.2 million (or 24% of revenues) for the comparable period in 2004. The decrease in absolute dollars of $271,000 for the three months ended April, 2005, was mainly due to a decrease in our North American R&D operation costs of $337,000 arising from the reduction in headcount of nine employees and their associated salaries and benefits costs. These costs were partially offset by an increase of $33,000 in our India R&D operation due to the additional headcount of five in that region. Additionally, there was an increase of $33,000 in our European R&D expense due to an additional eight employees who joined Versant pursuant to our acquisition of Poet and our decision to maintain a European research and development organization.

Research and development expenses were $2.0 million (or 19% of revenues) for the six months ended April 30, 2005 and $2.2 million (or 19% of revenues) for the comparable period in 2004. The decrease in absolute dollars of $151,000 for the six months ended April 30, 2005, was mainly due to a decrease of $497,000 in our North America operation resulting from a reduction of nine employees and their related salaries and benefits costs. These cost reductions were partially offset by an increase of $307,000 in our European operation costs for an additional eight employees who joined Versant pursuant to the Poet acquisition. We also had an increase of $39,000 in our Indian operation for an additional headcount of five employees.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, and general operating expenses. General and administrative expenses were $1.2 million (or 29% of total revenues) for the three months ended April 30, 2005 and $1.3 million (or 26% of total revenues) for the comparable period in 2004. The decrease in absolute dollars of $60,000 was due to a $132,000 decrease in our European General and Administrative expense due to a reduction in headcount of five employees and their related costs. These costs were offset by an increase of $72,000 related to accounting services and expenses related to SEC filings.

General and administrative expenses were $2.6 million (or 24% of total revenues) for the six months ended April 30, 2005 and $2.1 million (or 19% of total revenues) for the comparable period in 2004. The increase in absolute dollars of $461,000 was due to a $379,000 increase in professional services fees related to accounting services and SEC filings, and $82,000 increases due to increase in headcount of six employees in Europe and their related costs pursuant to our acquisition of Poet.

We expect an increase in general and administrative expenses as we comply with the SEC regulation and the Sarbanes-Oxley Act of 2002.

Other Income, Net. Other income, net consists primarily of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses.

	Three Months Ended April 30,		Change		Six Months Ended April 30,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Other income, net	$122	$44	$78	177%	$203	$141	$62	44%

Other income, net was $122,000 (or 3% of revenues) for the three months ended April 30, 2005 and $44,000 (or 1% of revenues) for the comparable period in 2004. The increase in absolute dollars of $78,000 was largely due to foreign exchange rate gains.

Other income, net was $203,000 (or 2% of revenues) for the six months ended April 30, 2005 and $141,000 (or 1% of revenues) for the comparable period in 2004. The increase in absolute dollars of $62,000 was also largely due to the foreign exchange rate gains.

Provision for Income Taxes. We incurred foreign withholding tax and state franchise tax of approximately $22,000 and $6,000 during the three months ended April 30, 2005 and 2004, respectively, and approximately $67,000 and $46,000 during the six months ended April 30, 2005 and 2004, respectively.

We record a valuation allowance to reduce net deferred tax assets to an amount for which realization is more likely than not. The Company has recorded a valuation allowance for all of its net deferred tax assets, as we are presently unable to conclude that it is more likely than not that net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

We funded our business from cash generated by our operations during the six months ended April 30, 2005 and 2004.  As of April 30, 2005, we had cash and cash equivalents of approximately $4.6 million (including $300,000 in restricted cash), an increase of $1 million over the $3.6 million of cash and cash equivalents we held at October 31, 2004. Additionally, we had $256,000 (or 199,000 euro) that was held as restricted cash in one of our European bank accounts related to the lease agreement for our European office. We have reflected this amount in our balance sheets in the other current assets as of April 30, 2005 and December 31, 2004.

As of April 30, 2005, $3.0 million of our cash and cash equivalents were held in foreign financial institutions. Currently, there are no legal restrictions or tax penalties if the Company decides to repatriate this cash. The following table summarizes our cash balances held in foreign currencies and their equivalent US dollar amounts (in thousands):

	As of April 30, 2005
	Local Currency	U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euro	1,744	$2,246
British Pound	350	667
India Rupee	2,482	57
Total		$2,970

We transact business in various foreign currencies and, accordingly, we are exposed to any adverse movements of foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on our net operating results has not been significant. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. In addition, a substantial portion of our cash balances is held in foreign financial institutions and is exposed to any adverse movements of foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

Our largest source of operating cash flows is cash collections from our customers following the purchase of our products and services. Our primary uses of cash in operating activities are from personnel related expenditures and facilities costs.

Subsequent to our October 2004 restructuring and disposition of our Catalog Solutions Business, we have been forecasting that our cash expenses in our income statement for 2005 (i.e., excluding depreciation and amortization of intangible assets) will be consistent with our cash requirements prior to the Poet merger.  We believe that with our current cost structure we can realistically operate at a cash flow positive or breakeven for the remainder of fiscal 2005.

Operating Activities

This table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Six Months Ended
	April 30,		Change
	2005	2004	Amount	Percentage
		(unaudited)
Net cash provided by operating activities:
Net loss	$(714)	$(1,743)	$1,029	-59%
Non-cash adjustments	448	759	(311)	-41%
Accounts receivable	2,312	445	1,867	420%
Prepaid expense and other assets	309	996	(687)	-69%
Accounts payable, accrued liabilities and other liabilities	(1,849)	(68)	(1,781)	2619%
Deferred revenue	311	(564)	875	-155%
Total	$817	$(175)	$992	-567%

We have financed our operations and met our capital expenditure requirements through cash flows from operations, and were able to generate cash flows from operations of $817,000 for the six months ended April 30, 2005.  This increase was primarily due to significant collection on accounts receivable offset by reductions in account payable and accruals. The Company’s net loss was significantly comprised of non- cash charges.

Non-cash adjustments were $448,000 as reflected in our cash flow statement for the six months ended April 30, 2005. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

Changes in our assets and liabilities result from the timing of payments to our vendors for accounts payable and from our customers for accounts receivables, both of which will impact our operating cash flows in the future. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable daily sales outstanding (DSO). We calculate DSO by taking the average of the beginning and ending net accounts receivable balances divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenue divided by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. DSO was 85 days, 70 days and 74 days for the three months ended April 30, 2005, January 31, 2005 and October 31, 2004, respectively. The deterioration of DSO in Q2 2005 was mainly due to timing of our revenue that occurred at the end of the quarter, and also due to the fact that we use average revenues and average accounts receivables in the calculation of DSO.  Consequently, the decline in revenues and accounts receivables in Q2 2005 resulted in higher than expected DSO. In the future, our collections could also fluctuate based upon the payment terms we extend to our customers. In the past, our payment terms have typically been between net 30 and 45 days.  Our DSO, however, represents a higher number of days since most of our sales occur towards the end of each quarter

The change in assets and liabilities of $1.1 million for the six months ended April 30, 2005 was due to the following:

•                  Increase in deferred revenue of $311,000 is partially due to deferral of a license agreement during the three months ended April 30, 2004 for $200,000. There is also the seasonality of our maintenance contracts, which causes a larger percentage of them to come due for renewal during the first part of the fiscal year.

•                  Reductions in prepaid and other assets of $309,000 of which $223,000 was related to the refund of the deposit related to the disposition of our Catalog Solutions Business.

•                  Reductions in accounts payable and other accrued liabilities of $1.8 million was primarily due to $803,000 of payments made against our restructuring accrual, of which $387,000 was employee related and $416,000 was facilities related as well as adjustments of $122,000 against our restructuring accrual due to the new sub-leasing agreement in our UK office. The remaining reductions of $924,000 was mainly due to reduction of consulting and commission payables and accruals for $490,000 in U.S. in line with lower revenue levels and the reduction of accounts payable accrual of $130,000 in Europe.

•                  Decrease in accounts receivable of $2.3 million was mainly due to decrease in revenues and better collection procedures during the first six month of fiscal 2005.

Investing Activities

The primary uses of our cash in investing activities are typically for the purchases of property and equipment and acquired technology. For the six months ended April 30, 2005 purchases of property and equipment were $5,000. We anticipate a similar level of activities of purchases of property and equipment for fiscal year 2005.

Financing Activities

The main source of financing activities during six months ended April 30, 2005 were the exercise of employee stock options of $267,000, and the purchase of stock through our employee stock purchase plan of $36,000.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 2.1 million shares available to issue under our current plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. We cannot, however, estimate the amount of such proceeds at this time.

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

In November 1996, we entered into a ten-year operating lease agreement for our corporate headquarters in Fremont, California that commenced on June 1, 1997 and expires on May 31, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis. We also lease field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expense for the year ended October 31, 2004, the year ended October 31, 2003 and year ended October 31, 2002, was approximately $1.7 million $1.4 million, and $1.5 million, respectively.

The Company’s future annual minimum commitments at April 30, 2005 under non-cancelable operating leases and the JDO Genie consulting contract are listed in the table below.  We recorded approximately $1.3 million of the commitments on the April 30, 2005 Balance Sheet (in thousands):

	Operating	Consulting
	Lease	Contract	Total
	(unaudited)
Six months ending October 31, 2005	$1,097	$275	$1,372
Fiscal year ending October 31,
2006	1,839	—	1,839
2007	1,057	—	1,057
2008	53	—	53
2009	31	—	31
2010	24	—	24
Thereafter	25	—	25
Total	$4,126	$275	$4,401

We believe that our existing cash and cash equivalents and cash generated from operations is sufficient to finance our operations during the next twelve months. However, our future cash flows can be difficult to predict and although we expect to effectively manage our cash resources, if we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional debt or equity financing. Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, if significant, it will be necessary for us to seek additional debt or equity financing.

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

Following the close of the quarter ended April 30, 2005, on June 14, 2005 Versant announced in a press release a multi-element restructuring plan designed to refocus the company on its core object database business, obtain significant cost savings and improve the company’s operating results.   As part of that plan, Versant also announced that Nick Ordon, its Chief Executive Officer and President, and Lee McGrath, Versant’s Vice President, Finance & Administration, Chief Financial Officer and Secretary, were each resigning their positions with the company. Further information regarding these developments can be found under Note 13 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report, and in Item 5 of this report on Form 10-QSB.

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

Risks Related to Our Business

We are dependent on a limited number of products, especially VDS.  Nearly all of our license revenues to date have been derived from our VDS product.  Consequently, if our ability to generate revenues from VDS were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenues from VDS, including without limitation softness in the North American market for enterprise software, slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make either product technologically obsolete or customer reluctance to invest in object-oriented technologies.  Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product and our recent introduction of our Open Access JDO product, we still expect that sales of VDS will continue to be critical to our revenues for the foreseeable future.  Accordingly, any significant reduction in revenue levels from our VDS products can be expected to have a strong negative impact on our business and results of operation.

Our revenue levels are not predictable.  Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  For example, thus far in fiscal 2005 our quarterly revenues have fluctuated from a high of $6.6 million in the first quarter of fiscal 2005 to a low of $4.3 million in the second quarter of fiscal 2005.  These quarterly fluctuations result from a number of factors, including:

•                  delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter and the timing of any significant sales;

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

We may not be able to manage costs effectively given the unpredictability of our revenues.  We expect to continue to maintain a relatively high level of fixed expenses, including expenses related to Poet’s operations and we might be unable to reduce certain fixed expenses to accommodate any revenue reductions. If planned revenue growth, including revenues from Poet’s products, does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, two of our customers each contributed 17% to our total revenues respectively for the six months ended April 30, 2005. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At April 30, 2005, we had approximately $4.3 million in cash and cash equivalents (excluding $556,000 of restricted cash) and working capital of approximately $1.5 million.  To date, we have not achieved profitability or positive cash flow on a sustained basis.  In response to this situation, in the fourth quarter of fiscal 2004 we restructured our business operations to reduce our operating expenses.  Although with this restructuring we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, we may choose to make further cost reductions and it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenues are unpredictable and a significant portion of our expenses are fixed, a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our acquisition of Poet and its operations increased certain operating expenses even after our fiscal 2004 restructuring, and if revenues from Poet’s product line don’t materialize when anticipated our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  There can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability.  Our revenues and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer.  Reduced demand for our product line may result from competition offered by alternative technologies or negative customer perception of our object-oriented technology.  General economic conditions can also have a significant adverse effect on our revenues and results of operations.  The slowdown in the world economy that began in the early 2000s caused many of our customers or potential customer to experience declines in their revenues and results of operations.  This in turn caused potential or existing customers to defer purchases of capital equipment, particularly for critical IT infrastructure, which is the market sector we serve and we cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business.  We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology.  In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. Further, prior to our merger with Poet in

March of 2004, Poet’s ability to forecast the timing and amount of its sales had been substantially reduced by the economic slowdown, and Poet had experienced lengthened sales cycles, lower average selling prices and reduced bookings and revenues.  If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenues on the telecommunications, technology and defense that are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology and defense industries for sales of VDS.  Our success in these areas is dependent, to a large extent, on general economic conditions, our ability to compete with alternative technology providers, our ability to develop products that can successfully operate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are tending to scale back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years which could jeopardize our ability to continue to derive revenues from customers in that industry.  The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry.  In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. This requires that we maintain a highly skilled consulting practice with specific expertise in these markets. There can be no assurance that we can hire and retain adequate personnel for this practice.

We increasingly depend on our international operations for our revenues as North American revenues have declined.  A large and increasing portion of our revenues is derived from customers located outside North America and it will be critical for us to maintain our international revenues. Following our acquisition of Poet, which as a strong European presence, we expected that international revenues would represent a larger percentage of our total revenues than it has historically and consequently we must conduct our operations internationally and maintain a significant presence in international markets.  Our recent operating results have borne out our expectations. For the three and six months ended April 30, 2005, our international revenues derived from customers outside North America made up approximately 48% and 54% of our total revenues, respectively, compared to 35% and 33% for the three and six months ended April 30, 2004, respectively.  By contrast, North American-sourced revenues were 52% and 46% of our total revenues for the three and six months ended April 30, 2005, respectively, down from 65% and 67%of total revenues for the same period in fiscal 2004, respectively.  North American revenues in the quarter ended April 30, 2005, were approximately $2.2 million, down significantly in absolute dollar amounts from North America revenues of $3.3 million in the quarter ended April 30, 2004, and North American revenues in the six months ended April 30, 2005 were $5.0 million, down significantly from North American revenues of $7.6 million in the six months ended April 30, 2004.  We believe that these reductions in our North American revenue are due largely to cautious purchasing behavior in the region for the past few quarters. European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. It is possible that the decline in North America revenue may continue for the remainder of fiscal 2005, making our ability to obtain international revenues even more critical.

In fiscal 2002, we transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

Our international operations are subject to a number of unique risks in addition to the risks faced by our domestic operations.  These risks include, but are not limited to:

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

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the company.  In order to be successful, we must attract, retain and motivate its executives and other key employees, including those in managerial, sales and technical positions and those who became our employees as a result of our merger with Poet Holdings. In recent months our stock price has declined and we reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004. These and other circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel who are critical to the success of our operations and we have experienced some continued losses in our workforce in fiscal 2005. We must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, we now employ a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals.  Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 39 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 30 employees in India. As a result of the Poet merger, our management team resides in both our U.S. headquarters in Fremont, California and our office in Hamburg, Germany.  The fairly large geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the company and integrate our operations and business plans.

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

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with evolving standards. We expect that this investment will result in increased general and administrative expenses within fiscal years 2005 and 2006 and a diversion of management time and attention from strategic revenues generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirement and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

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

•                  retaining the key personnel of each company;

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

•                  adverse changes in market conditions in North America or Europe;

•                  distraction of senior management resulting from the efforts to combine and integrate Versant’s and Poet’s operations;

•                  difficulty in successfully coordinating the management of the combined company with a limited management team, including difficulties arising from the fact that the combined company’s management is dispersed between offices in Fremont, California and Hamburg, Germany;

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

•                  the potential need to demonstrate to customers that the merger will not result in adverse changes in customer service standards or business; and

•                  impairment of relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

We depend on successful technology development.  We believe that significant research and development expenditures will continue to be necessary for us to remain competitive.  While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions.  Uncertainties affecting the success of software development project introductions include technical difficulties, delays in introductions of new products, market conditions, competitive products and consumer acceptance of new products and operating systems.  In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts we invest in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products and our future research and development capabilities.

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

We depend on our personnel, for whom competition is intense.  Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business.  Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Our current financial position and recent declines in our stock price may make it more difficult for us to attract and retain highly talented individuals due to constraints on our ability to offer compensation at levels that may be offered by larger competitors.

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

In order for our common stock to continue to be listed on The NASDAQ SmallCap Market, we must satisfy the NASDAQ SmallCap listing requirements, and there can be no assurance that we will be able to do so.  Although the continued listing requirements of the NASDAQ SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the $1.00 minimum price requirement, and that either (i) we have shareholders’ equity of $2,500,000, or (ii) we have $500,000 in net income or (iii) the market value of our publicly held shares be $35 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the NASDAQ Stock Market that, because our common stock had traded at a price below $1.00 per share for thirty consecutive trading days, we are required to regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the NASDAQ SmallCap Market.   To regain compliance with this continued listing requirement, our common stock must have a $1.00 or greater minimum bid price for a minimum of least ten consecutive trading days, or possibly longer as may be required by NASDAQ pursuant to its Marketplace Rules.  Under NASDAQ’s current Marketplace Rules, we were provided a grace period until March 14, 2005 to achieve compliance with the $1.00 minimum price requirement, but we were unable to do so by that date.  Pursuant to NASDAQ Marketplace Rules providing for a grace period for compliance with the $1.00 minimum price requirement, on March 16, 2005, the NASDAQ Stock Market notified us that our compliance period had been extended for an additional 180-days to September 12, 2005. Thus to avoid delisting of our common stock from the NASDAQ SmallCap Market, we must regain compliance with the $1.00 minimum price requirement by September 12, 2005.  The current market price of our common stock remains significantly below $1.00 per share and we have not come into compliance with the $1.00 minimum price requirement. Accordingly, at our 2005 annual meeting of shareholders we expect to consider adoption of a reverse stock split to assist us in regaining compliance with the $1.00 minimum price requirement.  Due to these circumstances, there exists a significant risk that our common stock could cease to qualify for listing on the NASDAQ SmallCap Market. If our common stock is delisted from trading on the NASDAQ SmallCap Market, then the trading market for our common stock, and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired and the market price of Versant’s common stock may decline significantly.

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

In the course of conducting its audit of the Company’s financial statements for the fiscal year ended October 31, 2004, in late November 2004 the Company’s registered independent public accounting firm, Grant Thornton LLP, determined that there were certain material weaknesses and significant deficiencies in the Company’s internal controls.  Promptly following this determination, Grant Thornton advised the Company’s management and, on December 13, 2004, the audit committee of the Company’s board of directors, of the following matters that Grant Thornton considered being material weaknesses in the Company’s internal controls (the “material weaknesses”):

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

At the time it advised the Company’s audit committee of its above conclusions, Grant Thornton also advised the audit committee of the following significant deficiencies in the Company’s internal controls (the “significant deficiencies”):

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

In the quarter ended January 31, 2005, in response to the advice of its auditors, the Company took certain actions to improve the Company’s disclosure controls and procedures and the Company’s internal controls over financial reporting as described in Item 3 of the Company’s Form-10-QSB/A amendment to its report on Form 10-QSB for the quarter ended January 31, 2005, which was filed with the SEC on May 12, 2005.

In addition, during the quarter ended April 30, 2005, the Company took several other additional steps to begin the process of remediating these material weaknesses and significant deficiencies in controls as described more fully in part (b) of this Item 3 (see.” Changes in Internal Control Over Financial Reporting”).

The Company believes that it has remediated the material weaknesses referred to above. However, it also believes that the significant deficiencies identified by its auditors continue to exist and the Company plans to remedy these significant deficiencies within the next two fiscal quarters, in particular with respect to revenue recognition procedures and processing.

In part (b) of this Item 3 we have explained in greater detail those aspects of the significant deficiencies in our controls that continue to require remediation, certain steps we have taken thus far to address these weaknesses and our current estimate of when we hope to substantially cure or eliminate these weaknesses.  The Company expects that its efforts will, over time, positively address the remaining and significant deficiencies referred to above.

The certifications of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications.  The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.  Versant believes that the material weaknesses and significant deficiencies in the Company’s internal controls identified by the Company’s independent auditors and described above do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934. (b)  Changes in Internal Control over Financial Reporting.  SEC rules define the term “internal control over financial reporting” as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

During the quarter ended April 30, 2005, the Company took the following actions that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•                  The Company revised its quarter-end closing process to strengthen its close cycle and to improve its quarter-end cut off as well as its accrual process.  The Company has prepared a detail close schedule and timetable identifying the detail tasks of the quarterly close cycle and their expected completion time. Management monitors the progress of the quarterly close process on the daily basis during the quarterly close cycle. The Company has also revised its accrual process. It has grouped the accruals into different classes and has identified detailed procedures for estimating and the judgment that should be exercised to estimate the amount of each group of expenditures. The Company implemented these new procedures in its fiscal quarter ended April 30, 2005.

•                  The Company revised its consolidation process for the three months ended January 31, 2005, and further it implemented a standard closing and reporting package for all of its subsidiaries during the quarter ended April 30, 2005. Further, the Company has established policies and procedures to analyze and review the subsidiaries’ reporting packages.

•                  The Company completed its review of both its domestic and international revenue recognition processes during the quarter ended April 30, 2005. The Company plans to draft a detailed global revenue recognition policy, set up a committee to review and formally approve any changes to its price list, and establish formal quarterly procedures to closely monitor its compliance with VSOE guidelines.

•                  The Company subscribed to an accounting research service and currently conducts review and research on any new and relevant existing accounting and SEC pronouncements. For the quarter ended April 30, 2005, the Company researched relevant disclosure issues and provided the Company’s management and Disclosure Committee with related memorandums and conclusions.

•                  The Company is in the process of reorganizing its accounting and finance operation to place increased emphasis on proper disclosures and improving its internal controls.

•                  The Company has begun the process of developing enhanced policies and procedures to define different financial and operational processes.

•                  The Company has reorganized its accounting department such that one individual does not perform incompatible tasks with respect to key processes. For example, the custody of checks, the reconciliation of bank accounts, the review of transactions, and actual preparation and recording of accounts payable and payroll transactions are performed by different individuals. The Company has also established a formal review process to review all its subsidiaries and U.S. financial reports.

The following tasks represent what the Company currently believes to be the most significant remaining actions necessary to address the significant deficiencies in the Company’s internal controls:

•                  Preparation of a new revenue recognition policy and streamlining the process such that corporate headquarters has increased visibility on subsidiaries’ revenue recognition.

•                  Automating the consolidation process to reduce the possibility of any future clerical errors.

•                  Development of detailed policies and procedures in its U.S. operation as well as international subsidiaries.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in our report on Form 10-Q for the quarter ended July 31, 2004, on June 27, 2004, Versant entered into an Asset Purchase Agreement with JDO Genie (PTY) Ltd., a privately held South African corporation.  Pursuant to this agreement, Versant purchased from JDO Genie a software product, related technology and customer agreements.   As a portion of the purchase price of these assets, Versant agreed to issue to JDO Genie 230,150 shares of Versant’s common stock in a private transaction exempt from registration under the Securities Act of 1933 (the “Securities Act”), provided such issuance was approved by the South African Reserve Bank under South Africa’s exchange control regulations within a certain time period, which Versant and JDO Genie extended by mutual agreement.  On January 14, 2005, the South African Reserve Bank approved the issuance of Versant common shares to JDO Genie. Versant completed the issuance of these shares to JDO Genie on March 31, 2005. The shares issued in reliance upon the exemption(s) from registration provided by Section 4(2), and/or Regulation S under the Securities

Act and/or Rules 505 or 506 of Regulation D promulgated under the Securities Act.  In relying upon these exemptions Versant considered the fact the issuance of the shares is being made to a single foreign corporate purchaser who has been provided publicly available information about Versant and who was advised by legal counsel in connection with the transaction.  Versant also considered that JDO Genie has made appropriate investment agreements and representations to Versant regarding its sophistication, knowledge, investment intent and compliance with resale restrictions applicable to restricted securities under the Securities Act.  Versant has not agreed to register under the shares that are being issued to JDO Genie under the Securities Act.

ITEM 5.  OTHER INFORMATION

On June 14, 2005, Versant announced in a press release a multi-element restructuring plan designed to refocus Versant on its core object database business, obtain significant cost savings and improve the company’s operating results.   As part of that plan, Versant also announced that Nick Ordon, Versant’s Chairman of the Board, Chief Executive Officer and President, and Lee McGrath, Versant’s Vice President, Finance & Administration, Chief Financial Officer and Secretary, were each resigning from these position after June 14, 2005 and terminating their employment in June of 2005 and that Jochen Witte, Versant’s President, European Operations, would become Versant’s Chief Executive Officer, President and Chief Financial Officer effective June 15, 2005.  In addition, Mr. Ordon resigned from Versant’s Board of Directors effective June 15, 2005.  The seat on Versant’s Board of Directors left vacant by Mr. Ordon’s resignation has been filled by the Board’s appointment of Bernhard Woebker, a former member of Versant’s Board of Directors, to the Board, effective as of June 15, 2005.

Additional details regarding these matters will be set forth in a report on Form 8-K which will be filed by Versant by June 16, 2005.

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

VERSANT CORPORATION

Dated: June 14, 2005	/s/ Lee McGrath
Lee McGrath
Vice President Finance and Administration.
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

/s/ Nick Ordon
Nick Ordon
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)