Form 10QSB
period 2005-07-31
VERSANT CORP
filed 2005-09-14
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No

As of September 12, 2005, there were outstanding 3,560,837 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

For the Quarterly Period Ended July 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 31,	October, 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,629	$3,313
Restricted cash	—	320
Trade accounts receivable, net	2,366	5,121
Other current assets	852	823
Total current assets	6,847	9,577

Property and equipment, net	466	742
Goodwill	6,720	16,895
Intangible assets, net	1,591	4,770
Other assets	297	561
Total assets	$15,921	$32,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$561	$839
Accrued liabilities	2,588	4,307
Deferred revenue	2,925	3,027
Deferred rent	118	93
Total current liabilities	6,192	8,266

Long term restructuring accrual	616	1,120
Deferred revenue	30	43
Deferred rent	138	237
Variable interest liability	439	—
Total liabilities	7,415	9,666

Stockholders’ equity:
Common stock, no par value	94,760	94,021
Deferred stock-based compensation	(70)	(146)
Accumulated other comprehensive income	445	569
Accumulated deficit	(86,629)	(71,565)
Total stockholders’ equity	8,506	22,879
Total liabilities and stockholders’ equity	$15,921	$32,545

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amount)

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues:
License	$1,706	$1,993	$6,772	$6,763
Maintenance	1,511	1,809	4,645	5,057
Professional services	1,240	1,451	3,997	4,826
Total revenues	4,457	5,253	15,414	16,646

Cost of revenues:
License	53	160	164	405
Amortization of intangible assets	197	301	592	474
Maintenance	327	493	1,101	1,209
Professional services	1,177	1,498	3,858	4,380
Total cost of revenues	1,754	2,452	5,715	6,468

Gross profit	2,703	2,801	9,699	10,178

Operating expenses:
Sales and marketing	1,469	2,036	4,825	6,040
Research and development	1,004	1,583	3,050	3,767
General and administrative	1,006	1,119	3,571	3,239
Impairment of goodwill	10,300	707	10,300	707
Impairment of intangibles	2,613	317	2,613	317
Restructuring	621	212	500	212
Total operating expenses	17,013	5,974	24,859	14,282

Loss from operations	(14,310)	(3,173)	(15,160)	(4,104)
Other income (loss), net	(41)	102	163	243
Loss from continuing operations before taxes and deemed dividend	(14,351)	(3,071)	(14,997)	(3,861)
Provision for income taxes	1	22	69	68
Net loss from continuing operations before deemed dividend	(14,352)	(3,093)	(15,066)	(3,929)
Deemed dividend to preferred shareholders	—	—	—	(2,422)
Cumulative effect of accounting changes	—	35	—	35
Net loss from continuing operations attributable to common shareholders	(14,352)	(3,058)	(15,066)	(6,316)
Loss from discontinued operations, net of income tax	—	(752)	—	(1,660)
Net loss	$(14,352)	$(3,810)	$(15,066)	$(7,976)

Net loss per share:
Basic & diluted	$(0.40)	$(0.11)	$(0.43)	$(0.27)

Shares used in per share calculation:
Basic & diluted	35,529	34,577	35,147	29,400

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$6	$19	$18	$24
Sales and marketing	4	16	12	21
Research and development	11	28	32	36
General and administrative	4	13	13	18
Total	$25	$76	$75	$99

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss after cumulative effect of accounting change but before deemed dividend	$(15,066)	$(3,894)
Net loss from discontinued operations	—	(1,660)
Net loss	$(15,066)	$(5,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	1,086
Amortization of intangible assets	592	—
Cumulative effect of change in accounting	—	(35)
Stock-based compensation	75	99
Write off of equipment	—	18
Impairment of goodwill	10,300	707
Impairment of intangibles	2,613	317
Provision (recovery) of bad debt allowance	(236)	197
Changes in current assets and liabilities:
Accounts receivable	2,826	465
Prepaid expenses and other assets	305	665
Accounts payable and accrued liabilities	(1,800)	(366)
Deferred revenue	(39)	(1,423)
Deferred rent	(65)	5
Net cash used in operating activities	(235)	(3,819)

Cash flows from investing activities:
Cash acquired in Poet acquisition, net of transaction costs	—	5,931
Proceeds from sales of property and equipment	31	—
Purchase of JDO	—	(200)
Purchase of FOI	—	(301)
Investment in Vanetec	(6)	—
Purchases of property and equipment	(8)	(180)
Net cash provided by investing activities	17	5,250

Cash flows from financing activities:
Proceeds from sale of common stock, net	339	468
Net payments under short-term note and bank loan	—	(500)
Net cash provided by (used in) financing activities	339	(32)

Effect of foreign exchange rate changes on cash and cash equivalents	(125)	478
Net increase (decrease) in cash and cash equivalents	(4)	1,877
Cash and cash equivalents at beginning of period	3,633	3,311
Cash and cash equivalents at end of period	$3,629	$5,188

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

The Company is subject to the risks associated with similar companies in a comparable stage of development. These risks include, but are not limited to, fluctuations of operating results, seasonality, lengthy sales cycles for its products, product concentration, dependence on the continued customer acceptance of object database technology, competition, limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations,  and the ability to adequately finance the Company’s ongoing operations.

As of October 31, 2004, the Company had not achieved business volume sufficient to consistently restore profitability and positive cash flow, on an annual basis.  The Company had a net loss of $15.1 million for the nine months ended July 31, 2005, and had net losses of $12 million, $2.4 million and $3.4 million in fiscal years 2004, 2003 and 2002, respectively. Management anticipates funding the Company’s future operations from current cash resources and future cash flows from its operating activities.  If financial results fall short of projections, additional debt or equity may be required and the Company may need to implement further cost controls.  There are no assurances that the Company will be able to obtain additional or adequate debt or equity financing or that any cost control efforts will be successful or sufficient, if required.

The Company completed its merger with Poet Holdings, Inc. in March of 2004, the acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004.  Poet was headquartered in Hamburg Germany, and as a result of this merger, the Company consolidated its European operations in Hamburg.  At the end of the quarter ended July 31, 2005, Versant had a total of 101 employees.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete or audited financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended October 31, 2004. Operating results for the three and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2005, or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

On August 22, 2005, Versant effected a 1-for-10 reverse split of its outstanding shares of Common Stock which reduced the number of outstanding shares of Versant’s Common Stock to approximately 10% of the number of shares that were outstanding immediately prior to the effectiveness of the reverse stock split.  Because the reverse stock split occurred after the close of Versant’s third fiscal quarter ended July 31, 2005, the financial statements (including per share data included in such financial statements) included in this report and any other per share prices or figures referred to in this report do not reflect the effect of the reverse stock split.  See Note 11 of these Notes to Condensed Consolidated Financial Statements.

NOTE 2.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activities in the Company’s allowance for doubtful accounts was as follows (in thousands):

Balance as of October 31, 2004	$368
Recovery in allowance for doubtful accounts	(85)
Balance as of January 31, 2005	283
Provision in allowance for doubtful accounts	4
Amount written off	(113)
Balance as of April 30, 2005	174
Provision in allowance for doubtful accounts	9
Recovery in allowance for doubtful accounts	(52)
Balance as of July 31, 2005	$131

NOTE 3.    ACQUISITIONS

Poet Holdings, Inc.

On March 18, 2004, Poet Holdings Inc., or Poet, was merged with a wholly owned subsidiary of the Company. As a result of this merger, Poet became a wholly owned subsidiary of Versant.  The merger with Poet was consummated to obtain a broader object database product suite and thereby increase the size and variety of Versant’s customer base, as well as to capitalize on Poet’s strong European presence and bring Poet’s cash assets into the merged company. The total purchase price was $29,967,916, and consisted of the following: a) a total of 15,525,342 shares of Versant common stock, valued at $25,927,321, using a fair value per share of $1.67 per share, which were exchanged for 11,089,542 shares of Poet common stock; b) options to purchase a total of 1,784,780 shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested assumed options in the amount of $299,546) which were issued upon the conversion and assumption of 1,274,834 options to purchase shares of Poet common stock in the merger; and c) direct transaction costs of $1,937,316. The fair value per Versant share of $1.67 was computed using Versant’s average stock price five days before and five days after the acquisition, eliminating the high and the low prices in that date range. The results of operations of Poet Holdings are included in Versant’s statement of operation from March 18, 2004 onwards.

FastObjects, Inc.

On July 6, 2004 the Company acquired FastObjects, Inc., the exclusive US and Canadian distributor for Poet’s FastObjects database management products. The acquisition of FastObjects was part of the post-merger process of integrating Versant and Poet’s businesses. Prior to the acquisition, a Poet subsidiary owned preferred shares of FastObjects, Inc. representing approximately 19% of FastObjects’ stock. In 2002, prior to its merger with Versant in March 2004, Poet had granted FastObjects, Inc. exclusive North American distribution rights for Poet’s FastObjects product. This acquisition allowed Versant to re-acquire those rights and bring the FastObjects product back into its regional distribution network in North America. The total purchase price was $636,249 and consisted of the following: a) pre-existing investment of 19% ownership in FastObjects, Inc. of $300,000; b) increase in investment of $35,020, based on conversion from cost to equity method of accounting; c) net cash of $277,730, which includes a payment of $540,974 to the shareholders of Fast Objects, Inc, less cash of $263,244 received from Fast Objects; and d) direct transaction costs of $23,499.

JDO Genie

On June 30, 2004, Versant purchased the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., or JDO Genie, a privately held South African company. The JDO Genie product and technology provides a solution that can serve as the foundation for multiple data access products connecting applications to both object and relational databases. This arrangement also included a one-year consulting contract with the JDO Genie development team, which included objective-based bonus payments totaling $250,000. These amounts are expensed as incurred and not included as part of the purchase price. The original purchase price recorded by the Company was $525,000, and consisted of the following: a) a cash payment of $ 200,000 made in July of 2004; and b) a contingent deferred cash payment of $325,000. Under the terms of the agreement, the deferred portion of the purchase price payable to JDO Genie (PTY) Ltd was to be either:

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

As a result of the above, the total adjusted purchase price was $600,000, and consisted of the following: a) a cash payment of $200,000 made in July of 2004; and b) 230,150 common shares of Versant that were issued in March 2005. The results of operations of the JDO Genie product business are included in Versant’s statement of operation from June 30, 2004 onwards.

Pro forma results of operations

The pro forma condensed consolidated statements of operations are presented below as if the merger with Poet and the acquisition of FastObjects, Inc. had occurred on November 1, 2003. These pro forma figures do not include amounts related to the JDO Genie acquisition, as they are unavailable (in thousands except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues	$4,457	$5,390	$15,414	$19,090
Net loss	$(14,352)	$(3,995)	$(15,066)	$(7,811)
Net loss per share	$(0.40)	$(0.12)	$(0.43)	$(0.27)

NOTE 4.  GOODWILL AND INTANGIBLES

In accordance with Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the management of Versant Corporation periodically evaluates the carrying value of goodwill and other intangible assets that it has acquired through acquisitions. SFAS 142 requires that goodwill and other intangibles be evaluated for potential impairment at least annually or in the event a “triggering event” occurs.

Due to the recent decline in the trading price of Versant’s common stock and revised revenue projections, most notably for the FastObjects product line, Versant prepared an updated valuation with regard to its goodwill and intangible assets as of July 31, 2005. The affected goodwill and intangible assets were acquired by Versant as a result of its merger with Poet Holdings, Inc. in March 2004, its acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004.

Versant used the market approach to assess the fair value of its assets, which is then compared with the carrying value of those assets to test for impairment. The total fair value of Versant’s assets is estimated by summing the fair value of Versant’s equity (as indicated by Versant publicly traded share price and shares outstanding plus a control premium), debt and current liabilities. Under this approach, if the estimated fair value of Versant’s assets is greater than the carrying value of these assets, then there is no apparent goodwill impairment.  If the estimated fair value of Versant assets is less than the carrying value of these assets, then Versant allocates the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than that reporting unit’s goodwill carrying amount and would be recorded in earnings during the period of such impairment.

As the result of the aforementioned impairment test and valuation analysis, in July 2005, Versant recorded an impairment charge of $10.3 million related to the write down of recorded goodwill.

The goodwill balances as of July 31, 2005 and October 31, 2004 are as follows (in thousands):

	As of July 31, 2005			As of October 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill:
Versant Europe	$3,256	$3,036	$220	$3,256	$3,036	$220
Poet Holdings, Inc.	5,752	—	5,752	16,052	—	16,052
FastObjects, Inc.	677	—	677	602	—	602
JDO Genie (PTY), LTD.	50	—	50	—	—	—
Versant India	21	—	21	21	—	21
Total	$9,756	$3,036	$6,720	$19,931	$3,036	$16,895

Versant also evaluated its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of Financial Accounting Standards Board Statements No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The recoverability test compares the carrying amount of the asset or asset group to the expected undiscounted net cash flows to be generated by these assets. If the carrying amount of the asset or asset group is greater than the expected undiscounted net cash flows to be generated by these assets, an impairment loss is recorded in earnings during the period of such impairment and is calculated as the excess of the carrying amount of the asset or asset group over its estimated fair value.

As a result of the above tests and valuations, in July 2005, Versant recorded a charge of $2.6 million related to the write down of intangible assets, of which, $2.4 million was recorded as impairment of Poet intangible assets and $232,000 was recorded as impairment of FastObjects, Inc. intangible assets.

Intangible assets consist of acquired technology and customer relationships amortized over a period between five and eight years. The Company’s intangible assets balances as of July 31, 2005 and October 31, 2004 are as follows (in thousands):

	As of July 31, 2005			As of October 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$840	$1,079	$4,300	$380	$3,920
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	118	432	525	35	490
FastObjects, Inc. (Amortized over 6 yrs)	148	68	80	380	20	360
Total	$2,617	$1,026	$1,591	$5,205	$435	$4,770

The projected amortization of intangible assets is as follows (in thousands):

Amortization

Three months ending October 31, 2005	$79
Fiscal year ending October 31,
2006	315
2007	315
2008	315
2009	279
2010	201
Thereafter	87
Total	$1,591

NOTE 5.  DISCONTINUED OPERATIONS

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

In exchange for the shares of Poet GmbH, EMS paid Poet Software a closing cash payment of 1,000,000 euros and paid a further 172,000 euros for a total of 1,172,000 euros cash consideration (or approximately $1.4 million USD). In addition EMS has agreed to pay a royalty on future revenues of Poet GmbH’s Catalog Business over the ten-month period following the signing of the Sale Agreement in an amount equal to 30% of all Poet GmbH’s Catalog Solutions Business revenues which: (a) exceed 800,000 euros (or approximately $1.0 million) during the period from September 1, 2004 to December 31, 2004; (b) exceed 600,000 euros (or approximately $786,000) during the period from January 1, 2005 to March 31, 2005; and (c) exceed 600,000 euros (or approximately $786,000) during the period from April 1, 2005 to June 30, 2005. Versant had not received any royalties from EMS pursuant to the Sale Agreement referred to above as of July 31, 2005.

NOTE 6.  RESTRUCTURING

Versant has undergone several restructuring programs since fiscal 2004 with the intent of reducing ongoing operational costs.

Fiscal 2004

During October 2004, Versant executed a restructuring plan to streamline the Company’s expenditures subsequent to its acquisition of Poet Holdings, Inc., FastObjects, Inc. and the technologies of JDO Genie (PTY) LTD in 2004. The objective was to better align the Company’s cost structure in an effort to improve its operating results. This restructuring plan resulted in expenses of approximately $2.9 million for the three months ended October 31, 2004. Restructuring expenses primarily represented estimated future costs related to either closing or reducing utilized space at the Company’s California headquarters and certain European offices, staff reductions and employee terminations

During the second quarter of fiscal 2005, the Company entered into a sub-lease agreement for its U.K. facility for which future rental expenses had been previously accrued based on management’s then assessment of the Company’s future ability to sub-lease such space.  As a result of the U.K. sublease, Versant reduced its restructuring accrual by approximately $122,000 based on its estimate of such future sublease income for the second quarter of fiscal 2005. At October 31, 2004, the time of original restructuring accrual, the Company did not anticipate that it would be able to sublease this facility.

Versant expects to make future facility rent payments, net of estimated sublease income of $217,000, on its contractual lease obligations for its California and European facilities through the end of each obligation. These net payments will be recorded as a reduction to our restructuring accrual. As of July 31, 2005, the restructuring accrual balance represents an estimate of the Company’s lease obligations net of the estimated sublease income.

Fiscal 2005

During the third quarter of fiscal 2005, Versant committed to and began implementing a restructuring program to realign resources to focus on its Versant Object Database product. Versant assessed its product portfolio and associated research and development efforts and expenditures, and then streamlined the rest of its operations to support those reassessments. Versant planned to spin off and eliminate marginally profitable or non-strategic products lines, consolidated development activities, eliminated four management positions and certain duplicate positions in marketing functions and programs, and centralized its sales support functions.

The total quarterly cost savings attributable to previously announced elements of Versant’s restructuring plan, excluding the effect of the VOA.NET spin-off (see below), is expected to be approximately $400,000 for the quarter ended October 31, 2005, and is expected to increase to approximately $550,000 by the quarter ended July 31, 2006. These cost savings are related to completed headcount reduction and reduced discretionary spending.

On July 29, 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (“Vanatec”) (a newly formed privately held German based company). In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals received an 80.4% equity interest in Vanatec, with Versant retaining a 19.6% equity interest in Vanatec. In connection with the spin-off, on July 29, 2005 Versant committed to provide funding to Vanatec in a total amount not to exceed 425,000 euros (or $520,000) in two equal installments of 212,500 euros (or $260,000) each on August 3, 2004 and November 3, 2005.  In addition, during the three months ended July 31, 2005 Versant contributed 25,000 euros (or $30,000) to Vanatec, for a total cash capital contributed and committed by Versant to Vanatec of 450,000 euros (or $550,000).

VOA.NET was one of the aforementioned non-strategic product lines, which Versant decided to spin off. Versant believes that the dissolution of the VOA.NET business would have caused Versant to incur cash outlays and expenses for severance and other contractual obligations in amounts comparable to the restructuring charge from the Vanatec spin-off.  Versant has committed no additional funding beyond the $550,000 referred to above and no further obligations to Vanatec. The spin-off of the VOA.NET business will allow Versant focus on its core database business and progress towards its long-term profitability goal. The spin-off of Vanatec allows Versant to participate in any future success of the VOA.NET business while at the same time limiting its cash exposure to the aforementioned $550,000 investment.

Versant determined that equity at risk in Vanatec is not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, Versant has determined that Vanatec is a variable interest entity and therefore, in accordance with FIN 46(R) (As Amended) Consolidation of Variable Interest Entities, Vanatec results will be included in Versant’s consolidated financial statements for the three months ended July 31, 2005, and for any additional periods in which the criteria of FIN 46(R) for consolidation are met.  Accordingly, a variable interest liability in the amount of $439,000 is recorded in Versant’s accompanying condensed consolidated balance sheet as of July 31, 2005 reflecting the 80.4% equity interest in Vanatec held by the former Versant employees. The recording of the aforementioned variable interest liability resulted in a corresponding restructuring charge of $439,000 during the three months ended July 31, 2005.

For the three months ended July 31, 2005, Versant recorded total restructuring charges of approximately $621,000, which included $158,000 of severance payments for headcount reductions of ten in the U.S. $439,000 related to the aforementioned Vanatec variable interest liability, and $24,000 related to legal fees incurred due to the VOA.Net spin-off.

As of July 31, 2005, there are $ 1,4 million of restructuring accrual and $439,000 of variable interest liability in Versant’ balance sheet. The following table summarizes the Company’s restructuring activities from October 31, 2004 through July 31, 2005 (in thousands):

	Facility	Employee
	Leases	Terminations	Others/Vanatec	Total
Opening balance at October 31, 2004	$2,107	$504	$—	$2,611
Net cash payments during the three months ended January 31, 2005	(203)	(310)	—	(513)
Accrual balance as of January 31, 2005	1,904	194	—	2,098
Non-cash adjustment during the three months eneded April 30, 2005	(122)	—	—	(122)
Net cash payments during the three months ended April 30, 2005	(209)	(75)	—	(284)
Accrual balance as of April 30, 2005	1,573	119	—	1,692
Non-cash adjustment during the three months eneded July 31, 2005	—	158	463	621
Net cash payments during the three months ended July 31, 2005	(196)	(261)	(24)	(481)
Accrual and variable interest liability as of July 31, 2005	$1,377	$16	$439	$1,832

NOTE 7.  STOCK-BASED COMPENSATION

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net loss, as reported	$(14,352)	$(3,810)	$(15,066)	$(7,976)
Stock based compensation	25	76	75	99
Compensation expense under SFAS 123 related to:
Stock option plans	(92)	(83)	(333)	(531)
Employee stock purchase plan	(9)	(42)	(38)	(114)
Pro forma net loss	$(14,428)	$(3,859)	$(15,362)	$(8,522)
Basic and diluted net loss per share:
As reported	$(0.40)	$(0.11)	$(0.43)	$(0.27)
Pro forma	$(0.41)	$(0.11)	$(0.44)	$(0.29)

The weighted average fair value per share of stock options granted was $0.43 and $1.21 during the nine months ended July 31, 2005 and July 31, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Expected life (in years)	3	3	3	3
Weighted-average Risk-free interest rate	3.69%	3.19%	3.30-3.76%	2.19-3.19%
Volatility	124%	129%	124%	129%
Dividend yield	—	—	—	—

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future stock-based compensation expense or operating results of the Company.

NOTE 8.  COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Calculation of basic net loss per share:
Net loss	$(14,352)	$(3,810)	$(15,066)	$(7,976)
Basic and diluted:
Weighted average common shares outstanding	35,529	34,577	35,147	29,400
Net loss per share, basic & diluted	$(0.40)	$(0.11)	$(0.43)	$(0.27)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Anti-dilutive common stock options and non-vested common stock not included in net loss per share calculation	3,687	4,888	3,687	4,888
Shares issuable pursuant to warrants to purchase common stock	1,312	1,333	1,312	1,333
Total anti-dilutive common shares excluded from basic & diluted net loss per share	4,999	6,221	4,999	6,221

NOTE 9.    OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of net loss and cumulative foreign currency translation adjustments. There are no tax effects for the components of other comprehensive loss.

For the periods presented, the other comprehensive losses are as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net loss, as reported	$(14,352)	$(3,810)	$(15,066)	$(7,976)
Foreign currency translation adjustment	26	476	(124)	401
Other comprehensive loss	$(14,326)	$(3,334)	$(15,190)	$(7,575)

NOTE 10.   SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in their annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

The following table presents the Company’s revenues by geographic region (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues by region:
North America	$2,008	$2,852	$6,995	$10,385
Europe	2,422	2,337	8,144	5,633
Asia	27	64	275	628
Total	$4,457	$5,253	$15,414	$16,646

Long-lived assets by region are as follows (in thousands):

	As of July 31,	As of October 31,
	2005	2004
Long-lived assets by region:
North America	$446	$579
Europe	211	605
Asia	106	119
Total	$763	$1,303

NOTE 11.  SUBSEQUENT EVENTS:  VERSANT STOCK REVERSE SPLIT

At Versant’s annual meeting of shareholders held on August 22, 2005, Versant’s shareholders approved the amendment of Versant’s articles of incorporation to effect a 1-for-10 reverse split of Versant’s outstanding Common Stock, no par value per share, and to reduce the number of authorized shares of Versant’s Common Stock, Series A Preferred Stock and undesignated Preferred Stock in proportion to the ratio of the reverse split.

In connection with the amendment, the number of authorized shares of Versant’s Common Stock was also reduced from 75,000,000 to 7,500,000 shares, the number of authorized shares of Versant’s Series A Preferred Stock (none of which are outstanding) was reduced from approximately 686,257 to 68,625 shares, and the number of authorized shares of Versant’s undesignated Preferred Stock (none of which are outstanding) was reduced from 1,000,000 to 100,000 shares. Fractional shares will not be issued as a result of the reverse split, and cash will be issued in lieu of fractional shares.

As the reverse stock split occurred after the close of the quarter ended July 31, 2005, the financial statements (including per share data included therein) and other references to numbers of shares of Versant Common Stock in this report on Form 10-QSB do not reflect the effect of the reverse stock split.

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the FASB extended the compliance dates for SFAS 123(R). As such, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning on November 1, 2005. The Company plans to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will adopt SFAS 123(R) in its 2006 fiscal year and will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company expects the adoption of SFAS 123(R) will have an adverse impact on the Company’s net income (or net loss) and net income (or net loss) per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on February 15, 2005, as amended by Form 10-K/As filed on February 28, 2005 and May 12, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements, which include, among other things, statements regarding the Company’s future financial performance and results of operations, assets, liquidity and trends anticipated for the Company’s business.  These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and its industry, and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual future operating results, levels of activity, performance or achievement to be materially different from those expressed or implied in, or anticipated or contemplated by, the forward-looking statements, Such risks, uncertainties and other factors include, but are not limited to, those discussed below in this report under the subheading “Risk Factors” “ and those discussed elsewhere in this report, in the Company’s other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 report on Form 10-K. as amended by Form 10-K/As filed on February 28, 2005 and May 12, 2005.  Forward-looking statements may include words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. Versant undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

On March 18, 2004, we finalized the merger in which we acquired Poet Holdings, Inc., or Poet. The acquisition of Poet brought Versant two distinct lines of business. The first was Poet’s Data Management line of business, comprised of its FastObjects database product line. The second was Poet’s Catalog Solutions business, comprised of the X-Solutions and eSupplier Solutions products, which we reported as a separate “Catalog” operating segment in our reports on Form 10-Q for the three months ended April 30, 2004 and July 31, 2004. We have integrated Poet’s FastObjects database product line into our existing product line to provide a broader suite of data management products. However, we concluded the sale of Poet’s Catalog Solutions line of business in September 2004. As a result, we transformed our business back to the single Data Management operating segment that existed prior to our merger with Poet.

On June 30, 2004, we acquired data access technology from JDO Genie (PTY) Ltd, a privately held South African company, and on July 6, 2004 we acquired FastObjects Inc., the exclusive distributor of Poet’s database product line in North America.

Our Data Management business is currently comprised of the following key products:

•    Versant Object Database, previously VDS, a sixth generation object database management system that is used in high-performance large-scale real-time applications. Our former product, Versant enJin, has been replaced by Versant Object Database using Java Data Object (JDO) and the Java Persistence API language interface.

•    FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems.

Our Versant Object Database product offerings are used primarily by larger enterprises, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Versant JDO, a product that we announced last year, and the technology we acquired in June 2004 from JDO Genie, have both been absorbed into the Versant product family. With the incorporation of Poet’s FastObjects solution into our product line following our March 2004 merger with Poet, we have expanded the scope of our solutions to also address data management needs of smaller business systems.

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

In addition to our product offerings, to assist users in developing and deploying applications based on Versant Object Database, and FastObjects, we offer a variety of services, including consulting, training and technical support services. We also offer a dedicated consulting practice for IBM WebSphere customers. Under our agreement with IBM signed in late 2000 and renewed most recently in August 2004, we jointly market services and outsource our consultants to IBM to provide such services.

We recorded a non-cash impairment charge of $12.9 million during the three months ended July 31, 2005. This charge represented the net book value of approximately 61% of all assets associated with Poet and FastObject, Inc. that we acquired in 2004.

We recorded a non-cash charge of $1.0 million in our statement of operations for the three months ended July 31, 2004, which represented the net book value of all intangible assets associated with our Versant Real Time Framework product or “VRTF”. VRTF was launched in fiscal 2003, and was based on technology we acquired through our November 2002 acquisition of Mokume Software, Inc. While we believe that demand exists in the marketplace for a product such as VRTF, our primary operational focus since merging with Poet in March 2004, has been on integrating Versant’s and Poet’s operations and leveraging their respective object database and data access product suites, with the goal of increasing our accessible market. We determined that this objective required priority and a greater dedication of resources within our organization such that we could not distract or dilute our efforts in this regard by continuing with the more early stage real time initiative addressed by VRTF.

We license our products and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors. The sale of services is an important aspect of our business.  During the three months ended July 31, 2005 and 2004, 62% of our revenues, and during the nine months ended July 31, 2005 and 2004, 56% and 59% of our revenues, respectively, were derived from services.

In addition to these products and services, we resell related software developed by third parties. To date, substantially all of our revenues have been derived from the following data management products and related services:

• sales of licenses for Versant Object Database, FastObjects and to a much lesser extent, Versant Open Access;

• maintenance and technical support services for our products;

• consulting services (Versant and Poet consulting practice and dedicated IBM WebSphere consulting practice) and training services;

• nonrecurring engineering fees received in connection with providing services associated with Versant Object Database;

• the resale of licenses, and maintenance, training and consulting services for third-party products that complement Versant Object Database;

• reimbursements received for out-of-pocket expenses we incurred that are recorded as revenues in our statement of operations.

Comparability of Periods

Our financial results for each of the three and nine month periods ended July 31, 2005 include the operating results of Poet for the entire period, whereas our financial results for the nine month periods ended July 31, 2004 only include Poet’s operations from March 18, 2004, the date on which our merger with Poet was consummated.  In addition, we disposed of the Catalog Solutions business acquired as part of Poet’s operations in September 2004.  Accordingly, in reviewing this report readers should note that these facts may adversely affect the comparability of the three and nine month periods ended July 31, 2004 and the three and nine months periods ended July 31, 2005.

Overview Comparison of Highlights of Periods Covered by this Report

Our total revenues from software licenses, maintenance and professional services for the quarter ended July 31, 2005 decreased $796,000 compared to the comparable period in 2004; and our total revenues decreased $1.2 million for the nine months ended July 31, 2005 compared to the comparable period in 2004. The revenues and operating results for the three and nine months ended July 31, 2005 each include the operations of Poet for the entire period, whereas our revenues and all other operating results for the nine months ended July 31, 2004 include Poet’s operations only from March 18, 2004, the date of the closing of the merger with Poet.  Our revenues for the three and nine months ended July 31, 2005 also include our sales and marketing of products acquired in our acquisitions of FastObjects and the JDO Genie product line and do not include any operations of the Catalog Solutions business. We disposed of the Catalog Solutions business in September 2004.

The relative mix of our revenues between license, maintenance and professional services revenues for the three and nine months ended July 31, 2005 was substantially the same as in the corresponding periods in 2004, except that license revenues and maintenance revenues in the nine month periods ended July 31, 2005 represented a slightly higher percentage of our total revenues than they did in the corresponding periods ended July 31, 2004. For the three and nine months ended July 31, 2005, our North America revenues declined significantly compared to the corresponding periods in 2004. We attribute this decline to an extent to cautious purchasing behavior in the region and a soft market for our Versant Object Database product line that we expect to continue in the near future. Further, we were not able to execute any significant sales contracts during these periods. Our European revenues grew significantly in the nine months ended July 31, 2005, compared to the corresponding period in 2004 with a more modest increase in revenues during the three months ended July 31, 2005, compared to the corresponding quarter in 2004. This increase in European revenues occurred primarily as a result of our merger with Poet and favorable exchange rates. European revenues from our core data management products also grew in this period.  However, the increase in European revenues was offset by larger decreases in North American sales.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of the assets and liabilities at the date of the financial statements and of the revenues and expenses during the reporting period.  We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information.   Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, the determination of our reserve for doubtful accounts, determination of stock-based compensation, restructuring charges, and income taxes.

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

We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, we defer all revenues from that transaction until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific-objective evidence of the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

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

•                  Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with their deployment schedules. Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables.  In addition, the volume of extended payment term arrangements has dramatically reduced since fiscal 2000 consistent with customers adopting a more conservative approach to software purchases and their reluctance to prepay for licenses prior to usage. We typically do not grant extended payment terms beyond 90 days.

If an acceptance period or other contingency exists, revenues are not recognized until  customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. Our license fees are non-cancelable and non-refundable and we do not make concessions or grant a refund for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of its software. Therefore a customer’s delay or acceleration in its deployment schedule does not impact our revenue recognition. Revenues from related PCS for all product lines (with the exception of deployments of FastObjects products) are billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term of the PCS, which is generally twelve months. PCS revenues from deployments of the FastObjects product line are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

We categorize our customers into two broad groups, End Users and Value Added Resellers (“VARs”). End User customers are companies who use our products internally and do not redistribute the product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to their external third party customers, either individually or as part of an integrated product. We license our data management products through two types of perpetual licenses—development and test licenses and development licenses. Development and test licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product.

Before an End User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

Revenues from our resale of third-party products are recorded at total contract value with the corresponding cost included in cost of sales when we act as a principal in these transactions, and we assume the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When we do not assume the risks and rewards of ownership, revenues from our resale of third-party products or services is recorded at contract value net of the cost of sales.

In rare cases that a customer requests engineering work for porting our product to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical work, we recognize revenues in accordance with SOP 81-1 and use either the percentage of completion or completed contract methods for recognizing revenues.  We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question.  We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified.  Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized.  When using the percentage of completion method, the following conditions must exist:

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

We test for any goodwill impairment within our single Data Management operating segment. All our goodwill has been aggregated from, and acquired in connection with, the following acquisitions:

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

In July 2005, we evaluated our goodwill and intangible assets based on the requirements of SFAS 142 and SFAS 144. As the result of this impairment test and valuation analysis, we determined that the value of our goodwill and intangible assets had been impaired and recorded impairment charges of $10.3 million and $2.6 million against our goodwill and intangible assets, respectively.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable when collection becomes doubtful. We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items.  Our allowance for doubtful accounts amounted to $368,000, or 7% of gross accounts receivable, at October 31, 2004, and $131,000, or 5% of gross accounts receivable, at July 31, 2005. The reduction in the allowance for doubtful accounts at July 31, 2005 as compared to

October 31, 2004, has resulted from a continued favorable collection history that we have experienced during the past fiscal year.

Stock-Based Compensation Expense

We have elected to account for compensation expense related to stock options issued to employees in accordance with the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of our stock and the exercise price of the option on the date of grant, if any. This election is available to companies under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Had we instead elected to apply the fair value method for valuing stock options under SFAS 123, our net loss and net loss per share would have been substantially higher as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this report. The fair value method of option valuation was applied for disclosure purposes by utilizing the Black-Scholes option-pricing model. This option-pricing model is commonly used by companies to calculate the fair value of options under SFAS 123 and utilizes certain variables, namely, the exercise price of the option, expected life of the option, the market value of the underlying stock as of the grant date, the expected volatility of the underlying stock during the life of the option, and a risk-free interest rate of return. Although some of these variables are known at the date of grant, other variables are based on estimates of future events. Changes in these estimates may have a material impact on the compensation expense calculated under the fair value method. For example, an increase in the estimated expected life of the option or the stock volatility would increase the fair market value of the option and result in an increase to compensation expense calculated under the fair value method.

In December 2004, FASB revised SFAS No. 123 (SFAS 123(R)), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). As such, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning on November 1, 2005. In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) in our 2006 fiscal year. We expect that the adoption of SFAS 123(R) will have an adverse impact on the Company’s net income (or loss) and net income (or loss) per share.

Restructuring

From time to time the Company has in the past undertaken restructurings of its operations, which have resulted in restructuring expenses. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at the time that the estimates are made. These estimates include: facility exit costs such as demise and lease termination costs; timing of future sublease occupancy; estimated sublease income based on expected future market conditions; and, any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and changes in their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated costs and sublease proceeds are significant factors in determining the appropriateness of our restructuring accrual balance presented in our Condensed Consolidated Balance Sheet at July 31, 2005, 2005. Our actual expense may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

During the third quarter of fiscal 2005, we committed to and began implementing a restructuring program to realign resources to focus on our Versant Object Database product. We assessed our product portfolio and associated R&D, and then streamlined the rest of our operations to support those reassessments. We eliminated some marginally profitable or non-strategic products lines, consolidated development activities, eliminated management positions and many duplications in marketing functions and programs, and centralized our sales support functions.

As part of this restructuring, we have spun-off the assets of our Versant Open Access .NET (VOA.NET) product line and its business activities addressing relational mapping for the .NET environment into Vanatec GmbH, a privately held German company.

During the quarter ended July 31, 2005, we recorded total restructuring charges of $621,000 related primarily to severance payments and the VOA.Net spin-off. Versant has determined that Vanatec is a variable interest entity and therefore, in accordance with FIN 46(R) (As Amended) Consolidation of Variable Interest Entities, Vanatec’s results will be included in Versant’s consolidated financial statements for the three months ended July 31, 2005, and for any additional periods in which the criteria of FIN 46(R) for consolidation are met.

In October 2004, we executed a restructuring plan to streamline our expenditures subsequent to our acquisition of Poet Holdings, Inc., FastObjects, Inc. and the technologies of JDO Genie (PTY) LTD in 2004. The objective of the restructuring plan was to better align the Company’s cost structure and revenues in an effort to improve operating results. This restructuring plan resulted in fiscal 2004 expenses of approximately $2.9 million. Restructuring expenses primarily represented estimated future costs related to lease space for our California headquarters and certain European offices either closing or reducing the utilization of the facilities held under the Company’s operating lease agreements due to staff reductions and employee terminations. We expect to make future facility rent payments on our contractual lease obligations for these facilities, net of estimated sublease income, through the end of each obligation. These net payments will be recorded as a reduction to our restructuring accrual. As of July 31, 2005, the restructuring accrual balance represented the contractual and estimated lease obligation of related facility as well as estimated tenant improvement costs to sublease these facilities, net of estimated sublease income. As of July 31, 2005, future minimum gross lease obligations for our restructured facilities extending through May 2007 amounted to $1.4 million, which is net of estimated future sub-lease income of $217,000 from our U.K and Munich, Germany offices.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 30, 2004 and July 31, 2005 for our deferred tax assets.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123(R)), which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the FASB extended the compliance dates for SFAS 123(R). As such, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning on November 1, 2005. The Company plans to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will adopt SFAS 123(R) in its 2006 fiscal year and will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company expects the adoption of SFAS 123(R) will have an adverse impact on the Company’s net income (or loss) and net income (or loss) per share.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s condensed consolidated statement of operations to total revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
License	38%	38%	44%	41%
Maintenance	34	34	30	30
Professional services	28	28	26	29
Total revenue	100%	100%	100%	100%

Cost of revenues:
License	1	3	1	2
Amortization of intangible assets	4	6	4	3
Maintenance	7	9	7	7
Professional services	26	29	25	26
Total cost of revenue	38%	47%	37%	38%

Gross profit margin	62%	53%	63%	62%

Operating expenses:
Marketing and sales	33	39	31	36
Research and development	23	30	20	23
General and adminstrative	23	21	23	19
Impairment of intangibles	59	7	17	3
Impairment of goodwill	231	13	67	4
Restructuring charge	14	4	3	1
Total operating expenses	382%	114%	161%	86%
Loss from operations	-320%	-61%	-98%	-24%
Other income(loss), net	-1	2	1	1
Loss from continuing operations before taxes and deemed dividend	-321%	-59%	-97%	-23%
Provision for income taxes	1	1	1	1
Net loss from continuing operations before deemed dividend	-322%	-60%	-98%	-24%
Deemed dividend to preferred shareholders	0	0	0	-15
Net loss from continuing operations attributable to common shareholders	-322%	-60%	-98%	-39%
Loss from discontinued operations, net of income tax	0	-14	0	-10
Net loss	-322%	-74%	-98%	-49%

Revenues

The following table summarizes software license, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Nine Months Ended July 31,
			Change				Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$1,706	$1,993	$(287)	-14%	$6,772	$6,763	$9	0%
Maintenance revenues	1,511	1,809	(298)	-16%	4,645	5,057	(412)	-8%
Professional services revenues	1,240	1,451	(211)	-15%	3,997	4,826	(829)	-17%
Total	$4,457	$5,253	$(796)	-15%	$15,414	$16,646	$(1,232)	-7%

 Total Revenues: Total revenues are comprised of license fees, and maintenance, training, consulting, technical and other support services. Fluctuations in total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released.

Our total revenues declined $796,000 (or 15%) for the three months ended July 31, 2005 from the corresponding period in fiscal 2004; and $1.2 million (or 7%) for the nine months ended July 31, 2005 from the corresponding period in fiscal 2004.

One customer accounted for 15% of our total revenues for the three months ended July 31, 2005; and two customers accounted for 17% and 12% of our total revenues, respectively for the nine months ended July 31, 2005.

Like many enterprise software companies, we don’t operate with a significant backlog of orders. Information Technology spending in general has been considerably depressed over the recent years and customers’ purchasing behavior has moved to a more “pay as you go” approach, which makes it even more difficult for us to forecast our revenues.

Although the inherently unpredictable business cycle of an enterprise software company, together with the cautious macro-economic environment make discernment of continued and meaningful business trends more difficult, based on our best knowledge, we expect that consulting revenues and maintenance revenues will remain at the same level for the remainder of fiscal 2005. In terms of license revenues, we are still experiencing extremely cautious behaviors in IT purchasing in North America. However, we are expecting slightly higher revenues for the remainder of fiscal 2005 in this region, and also expect our international revenues to remain essentially the same or slightly higher for the remainder of fiscal 2005.

International Revenues: The following table summarizes total revenues by geographic area (in thousands, except percentages):

	Three Months Ended July 31,						Nine Months Ended July 31,
		Percentage		Percentage	Change			Percentage		Percentage	Change
	2005	of revenues	2004	of revenues	Amount	Percentage	2005	of revenues	2004	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by geographic area:
North America	$2,008	45%	$2,852	54%	$(844)	-30%	$6,995	45%	$10,385	62%	$(3,390)	-33%
Europe	2,422	54%	2,337	45%	85	4%	8,144	53%	5,633	34%	2,511	45%
Asia Pacific	27	1%	64	1%	(37)	-58%	275	2%	628	4%	(353)	-56%
Total	$4,457	100%	$5,253	100%	$(796)	-15%	$15,414	100%	$16,646	100%	$(1,232)	-7%

Our total revenues declined $796,000 (or 15%) and $1.2 million (or 7%) during the three and nine months ended July 31, 2005, respectively, as compared to the corresponding periods in fiscal 2004. The decrease in revenues is primarily due to a decline in our North America region revenues offset by increases in the revenues of our Europe region. We expect that our performance in North America will continue to remain relatively weak in the future due to market conditions.

International revenues represented approximately 55% of our total revenues for the three months ended July 31, 2005, as compared to 46% for the corresponding period in 2004. International revenues represented approximately 55% of our total revenues for the nine months ended July 31, 2005, as compared to 38% for the corresponding period in 2004. The increase in international revenues as a percentage of our total revenues in fiscal 2005 over fiscal 2004, reflects in part the fact that Poet’s operations, which produce primarily European revenues, were included in the entire period for the three and nine months ended July 31, 2005, but were included in the nine month periods ended July 31, 2004 only from March 18, 2004. We expect to have a higher percentage of revenues from our European operation during the remainder of fiscal 2005.

Revenues from North America: Revenues decreased $844,000 (or 30%) during the three months ended July 31, 2005, as compared to the corresponding period in fiscal 2004, mainly due to a decline in North America license revenues, as a percentage of total revenues. The decline of license revenue was mainly due to market condition and the lack of execution of any significant contracts. Maintenance revenues from North America declined due to the decline of new license revenues and termination of some major maintenance contracts.  Professional services revenues from North America declined primarily due to completion of several long-term consulting engagements, which resulted in a decline in the backlog of our existing professional services contracts. North American revenues declined $3.4 million (or 33%) during the nine months ended July 31, 2005, as compared to the nine months ended July 31, 2004, due to softness of demand for our Versant Object Database product line and the lack of execution of any major contract as well as declines in maintenance and professional services revenues. Further, due to the restructuring, we had an organizational change in our sales department and the new management team was not fully established during the third quarter of 2005, which resulted to delay in closing of some revenue contracts.

Revenues from Europe: Revenues increased $85,000 (or 4%) during the three months ended July 31, 2005, as compared to fiscal 2004. The increase was mainly due to strong demand for our products and also due to favorable foreign currency exchange rates of $21,000. European revenues increased $2.5 million (or 45%) during the nine months ended July 31, 2005, as compared to the corresponding period in fiscal 2004. The increase in European revenues during the nine months ended July 31, 2005 was primarily due to a significant follow on order from a European telecommunications company for $1.8 million during three months ended January 31, 2005, overall strong demand for our products, an established sale forces in our European region and favorable foreign currency exchange rates of $385,000.

Revenues by Industry:  The following table summarizes our revenues by industry (in thousands, except percentages) for the periods indicated:

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Revenues by industry:
Technology	$1,572	$2,782	$(1,210)	-43%	$6,070	$7,191	$(1,121)	-16%
Telecommunications	649	784	(135)	-17%	3,210	3,395	(185)	-5%
Defense (Inc Gov’t)	309	726	(417)	-57%	780	1,980	(1,200)	-61%
Other	1,927	961	966	101%	5,354	4,080	1,274	31%
Total	$4,457	$5,253	$(796)	-15%	$15,414	$16,646	$(1,232)	-7%

Our products are used by the technology sector mainly for demand consensus forecasts, collaborative planning and requirements definition. Our revenues in this sector decreased $1.2 million (or 43%) and decreased by $1.1 million (or 16%) for the three and nine months ended July 31, 2005, respectively. The decrease of $1.2 million for the three months ended July 31, 2005 was due to a decline in our North America professional services revenues, resulting largely from under utilization of our consultants within our WebSphere practice. Several major WebSphere projects were completed during first part of this year, but they have not been replaced by new contracts.

We market our products to the telecommunications sector in such strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications sector decreased $135,000 (or 17%) and $185,000 (or 5%) for the three and nine months ended July 31, 2005, respectively, primarily due to continued adverse market conditions.

Revenues by Category:  The following table summarizes our revenues by category (in thousands, except percentages):

	Three Months Ended July 31,						Nine Months Ended July 31,
		Percentage		Percentage	Changes			Percentage		Percentage	Changes
	2005	of revenues	2004	of revenues	Amount	Percentage	2005	of revenues	2004	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by category:
License	$1,706	38%	$1,993	38%	$(287)	-14%	$6,772	44%	$6,763	41%	$9	0%
Maintenance	1,511	34%	1,809	34%	(298)	-16%	4,645	30%	5,057	30%	(412)	-8%
Professional service	1,240	28%	1,451	28%	(211)	-15%	3,997	26%	4,826	29%	(829)	-17%
Total	$4,457	100%	$5,253	100%	$(796)	-15%	$15,414	100%	$16,646	100%	$(1,232)	-7%

License.  License revenues decreased $287,000 (or 14%) during the three months ended July 31, 2005, as compared to the corresponding period in fiscal 2004. The decrease was primarily due to the softness in demand for our Versant Object Database line of business in North America as explained in previous section, which was partially offset by additional revenues from our European operations.

License revenues remains essentially unchanged during the nine months ended July 31, 2005, as compared to the corresponding period in fiscal 2004. That is due to increase in license revenues during the first quarter of fiscal 2005, mainly due to a significant follow on order from a European telecommunications company, followed by a decline in license revenues during the second and third quarters of fiscal 2005.

Maintenance.  Maintenance revenues decreased $298,000 (or 16%) during the three months ended July 31, 2005, as compared to the corresponding period in fiscal 2004.  Maintenance revenues decreased $412,000 (or 8%) for the nine months ended July 31, 2005, as compared to the corresponding period in fiscal 2004.  The declines in maintenance revenues were principally due to termination of two major maintenance agreements for approximately $650,000 maintenance revenues for one-year contract which was determined by the end of the fourth quarter of 2004, and were partially offset by maintenance revenues from new license agreements.  Growth in maintenance revenues is highly dependent on the Company’s ability to generate additional license revenues.

Professional Services.  Professional services revenues decreased $211,000 (or 15%) for the three months ended July 31, 2005, as compared to the corresponding period in fiscal 2004. Professional services revenues decreased $829,000 (or 17%) for the nine months ended July 31, 2005, as compared to the corresponding period in fiscal 2004. These declines were mainly due to completion of several long-term engagements related to WebSphere consulting and a decline in the backlog of our new professional services contracts in our North America region.

Cost of Revenues

Cost of Revenues: The following table summarizes the cost of revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$53	$160	$(107)	-67%	$164	$405	$(241)	-60%
Amortization of intangible assets	197	301	(104)	-35%	592	474	118	25%
Cost of maintenance	327	493	(166)	-34%	1,101	1,209	(108)	-9%
Cost of professional services	1,177	1,498	(321)	-21%	3,858	4,380	(522)	-12%
Total	$1,754	$2,452	$(698)	-28%	$5,715	$6,468	$(753)	-12%

Cost of revenues was $1.8 million (or 39% of total revenues) for the three months ended July 31, 2005, a decrease of $698,000 (or 28%) over the cost of revenues of $2.5 million (or 47% of total revenues) reported during the corresponding period in fiscal 2004. This decrease includes $7,000 in unfavorable foreign currency exchange losses.

Cost of revenues was $5.7 million (or 37% of total revenues) for the nine months ended July 31, 2005, a decrease of $753,000 (or 12%) over the cost of revenues of $6.5 million (or 38% of total revenues) reported during the corresponding period in fiscal 2004. This decrease includes $158,000 unfavorable foreign currency exchange losses. Cost of revenues as a percentage of total revenues was relatively constant in both the three months periods ended July 31, 2004 and 2005 and the nine-month periods ended July 31, 2004 and 2005.

Cost of License: Cost of license revenues consists primarily of royalties and cost of third party products, which we resell to our customers, as well as product media and shipping and packaging costs. Cost of license revenues was $53,000 (or 3% of license revenues) for the three months ended July 31, 2005, as compared to $160,000 (or 8% of license revenues) for the corresponding period in fiscal 2004. Cost of license revenues was $164,000 (or 2% of license revenues) for the nine months ended July 31, 2005, as compared to $405,000 (or 6% of license revenues) for the corresponding period in fiscal 2004. The respective decreases of $107,000 and $241,000 in absolute dollars for the three months and nine months ended July 31, 2005 from the corresponding period in fiscal 2004 were primarily due to declines in license revenues and declines in royalty expenses associated with the termination of a contract with one of our third party vendors for licenses that we no longer embed in our standard product line; the termination of this royalty contract results to a reduction in royalty expenditures for approximately $100,000 per quarter.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets acquired in our 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology. Amortization of intangible assets was $197,000 (or 4% of total revenues) for the three months ended July 31, 2005, as compared to $301,000 (or 6% of total revenues) for the corresponding period in fiscal 2004.

Amortization of intangible assets was $592,000 (or 4% of total revenues) for the nine months ended July 31, 2005, as compared to $474,000 (or 3% of total revenues) for the corresponding period in 2004.

The decrease in absolute dollars for $104,000 for the three months ended July 31, 2005 and an increase in absolute dollars of $118,000 for the nine months ended July 31, 2005, respectively, from the comparable periods in fiscal 2004 were due to amortization of intangible assets for the various acquisitions that we made in fiscal 2004, offset by the elimination of amortization of Mokume Software, Inc. We had previously amortized intangible assets acquired in the Mokume acquisition at a rate of $24,000 per quarter, but those assets were written off in full as of July 31, 2004. We expect to incur approximately $79,000 per quarter in amortization expense of intangible assets for previous acquired assets for each quarter during the remainder of fiscal 2005 and fiscal 2006, following an impairment charge of $2.6 million incurred during the third quarter of fiscal 2005 against Poet and Fastobject, Inc. intangible assets.

Cost of Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $327,000 (or 22% of maintenance revenues) for the three months ended July 31, 2005, as compared to $493,000 (or 27% of maintenance revenues) for the corresponding period in fiscal 2004. The decrease in absolute dollars of $166,000 for the three months ended July 31, 2005 was mainly due to:  a decline of $238,000 in North America operations related to a reduction of headcount of three employees and their associated payroll costs and a decrease in facilities allocation costs. These declines were partially offset by an increase in Europe operations costs as the result of our Poet acquisition and our decision to maintain a technical support presence in Europe to accommodate the requirements for technical services needed by our European customer base subsequent to the Poet merger.

Cost of maintenance revenues was $1.1 million  (or 24% of maintenance revenues) for the nine months ended July 31, 2005, as compared to $1.2 million  (or 24% of maintenance revenues) for the corresponding period in fiscal 2004. The decrease in absolute dollars of $108,000 for the nine months ended July 31, 2005, was mainly due to a decrease of $126,000 in the cost of maintenance revenues in North America operations, which was due to reduction of headcount of three employees and their payroll and benefits costs, as well as a decline in our corporate facility allocation. This decrease was partially offset by an increase in the cost of maintenance in Europe to accommodate the requirements for technical services needed by our European customer base subsequent to the Poet merger.

Cost of Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization. Cost of professional services was $1.2 million (or 95% of professional services revenues) and $1.5 million (or 103% of professional services revenues) for the three months ended July 31,2005 and 2004, respectively.

Cost of professional services were $3.9 million (or 97% of professional services revenues) and $4.4 million (or 91% of professional services revenues) for the nine months ended July 31, 2005 and 2004, respectively. Cost of professional services as a percentage of professional services revenues increased primarily as a result of decreased utilization of personnel due to the completion of several long-term engagements related to WebSphere consulting and a decline in the backlog of our existing contracts.

Operating Expenses

Operating Expenses.  The following table summarizes our operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$1,469	$2,036	$(567)	-28%	$4,825	$6,040	$(1,215)	-20%
Research and development	1,004	1,583	(579)	-37%	3,050	3,767	(717)	-19%
General and administrative	1,006	1,119	(113)	-10%	3,571	3,239	332	10%
Impairment of goodwill	10,300	707	9,593	1357%	10,300	707	9,593	1357%
Impairment of intangibles	2,613	317	2,296	724%	2,613	317	2,296	724%
Restructuring charges	621	212	409	193%	500	212	288	136%
Total	$17,013	$5,974	$11,039	185%	$24,859	$14,282	$10,577	74%

Operating expenses were $17 million (or 382% of total revenues) for the three months ended July 31,2005, an increase of $11 million (or 185%) compared to  $6.0 million (or 114% of total revenues) reported for the comparable period in fiscal 2004. This increase included $12.9 million of non-cash changes for impairment of goodwill and intangible assets, restructuring charges of $621,000 and $25,000 in unfavorable foreign currency exchange losses. Total operating expenses were $24.9 million (or 161% of total revenues) for the nine months ended July 31, 2005, an increase of $10.6 million (or 74%) from $14.3 million (or 86% of total revenues) reported for the comparable period in fiscal 2004. This increase included the $12.9 million of non-cash charges for impairment of goodwill and intangible assets, restructuring charges of $ 500,000 and $196,000 in unfavorable foreign currency exchange losses.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses; commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $1.5 million for the three months ended July 31, 2005 (or 33% of total revenues) and $2.0 million  (or 39% of total revenues) for the comparable period in fiscal 2004. The decrease in absolute dollars of $567,000 for the three months ended July 31, 2005, was mainly due to a decline of $277,000 in the costs of our North America sales organization due to reduced headcount of six employees and their related salaries and commission expenses as well as a decline of $290,000 resulting from closure of our U.K. office because of a reduction of three in our total headcount. These declines were partially offset by an increase in general marketing expenditures in Germany.

Sales and marketing expenses were $4.8 million (or 31% of total revenues) for the nine months ended July 31, 2005, and $6.0 million (or 36% of total revenues) for the comparable period in fiscal 2004. The decrease in absolute dollars of $1.2 million for the nine months ended July 31, 2005 was mainly due to a decline in the costs of our North America sales organization of  $928,000 during the first two quarters and an additional decline of $277,000 for the third quarter due to reduced headcount of five employees and their related salaries and commission expenses combined with an overall reduction in commission expense due to a shift in sales revenues from our North America operations to Europe, where we have a lower sales and marketing cost structure.

We expect sales and marketing expenses to continue to remain a considerable percentage of our total revenues in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. Research and development expenses were $1.0 million (or 23% of revenues) for the three months ended July 31, 2005 and $1.6 million (or 30% of revenues) for the comparable period in 2004. The decrease in absolute dollars of $579,000 for the three months ended July 31, 2005, was mainly due to a decrease in our North American R&D operation costs of $570,000 arising from the reduction in headcount of nine employees and their associated salaries and benefits costs.

Research and development expenses were $3.1 million (or 20% of revenues) for the nine months ended July 31 2005 and $3.8 million (or 23% of revenues) for the comparable period in 2004. The decrease in absolute dollars of $717,000 for the nine months ended July 31, 2005, was mainly due to a decrease of $1.0 million in our North America operation resulting from a reduction of nine employees and their related salaries and benefits costs. These cost reductions were partially offset by an increase of $287,000 in our

European operation costs for an additional eight employees who joined Versant pursuant to the Poet acquisition. We also experienced an increase of $53,000 in our Indian operation for an additional headcount of eight employees.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, and general operating expenses. General and administrative expenses were $1.0 million (or 23% of total revenues) for the three months ended July 31, 2005 and $1.1 million (or 21% of total revenues) for the comparable period in 2004. The decrease in absolute dollars of $113,000 was due to a $193,000 decrease in our European General and Administrative expense due to a reduction in headcount of nine employees and their related costs. These costs were offset by an increase of $80,000 in North America related to accounting services and expenses related to SEC filings.

General and administrative expenses were $3.6 million (or 23% of total revenues) for the nine months ended July 31, 2005 and $3.2 million (or 19% of total revenues) for the comparable period in 2004. The increase in absolute dollars of $332,000 was due to a $445,000 increase in North America for professional services fees related to accounting services and SEC filings. These costs were offset by a decrease of $112,000 in our Europe operation due to reduction in headcount of nine employees in Europe and savings on consolidation of operation of Versant Europe with Poet.

We expect an increase in general and administrative expenses during fiscal 2006 related primarily to costs of compliance with the SEC reporting regulations and the Sarbanes-Oxley Act of 2002.

Other Income (loss), Net. Other income, net consists primarily of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses.

	Three Months Ended July 31,		Change		Nine Months Ended July 31,		Change
	2005	2004	Amount	Percentage	2005	2004	Amount	Percentage
	(unaudited)				(unaudited)
Other income (loss), net	$(41)	$102	$(143)	-140%	$163	$243	$(80)	-33%

Other income (loss), net – Other loss was $41,000 (or 1% of revenues) for the three months ended July 31, 2005 and Other Income was $102,000 (or 2% of revenues) for the comparable period in 2004. The decline in absolute dollars of $143,000 was mainly due to the impact of stronger local currencies in comparison to the U.S. dollar.

Other income (loss), net was $163,000 (or 1% of revenues) for the nine months ended July 31, 2005 and $243,000 (or 1% of revenues) for the comparable period in 2004. The decrease in absolute dollars of $80,000 was mainly due to the impact of stronger local currencies in comparison to the U.S. dollar.

Provision for Income Taxes. We incurred foreign withholding tax and state franchise tax of approximately $1,000 and $22,000 during the three months ended July 31, 2005 and 2004, respectively, and approximately $69,000 and $68,000 during the nine months ended July 31, 2005 and 2004, respectively. The declined in provision for income taxes during the three months ended July 31, 2005 over the comparable period in 2004 was mainly due to the decreased foreign withholding taxes due to the declined revenues from our Asian region.

We record a valuation allowance to reduce net deferred tax assets to an amount for which realization is more likely than not. The Company has recorded a valuation allowance for all of its net deferred tax assets, as we are presently unable to conclude that it is more likely than not that net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

We funded our business from cash generated by our operations during the nine months ended July 31, 2005 and 2004.  As of July 31, 2005, we had cash and cash equivalents of approximately $3.6 million.  Additionally, we had $256,000 (or 199,000 euros) that was held as restricted cash in one of our European bank accounts related to security deposit for our European offices. We have reflected this amount in our balance sheets in the other current assets as of July 31, 2005 and December 31, 2004.

As of July 31, 2005, $2.4 million of our cash and cash equivalents were held in foreign financial institutions. Currently, there are no legal restrictions or tax penalties if we decide to repatriate this cash. The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of July 31, 2005
	Local Currency	U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euro	1,595	$1,934
British Pound	220	387
India Rupee	2,082	48
Total		$2,369

We transact business in various foreign currencies and, accordingly, we are exposed to any adverse movements of foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates in our net operating results has not been significant. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. In addition, a substantial portion of our cash balance is held in foreign financial institutions and is exposed to any adverse movements of foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

Our largest source of operating cash flows is cash collections from our customers subsequent to the purchase of our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

We believe that with our current cost structure, after the restructuring and spin off Vanatec, we can realistically operate on a cash flow positive or breakeven for the remainder of fiscal 2005.

Operating Activities

This table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Nine Months Ended
	July 31,		Change
	2005	2004	Amount	Percentage
	(unaudited)
Net cash used in operating activities:
Net loss	$(15,066)	$(5,554)	$(9,512)	171%
Non-cash adjustments	13,604	2,389	11,215	469%
Accounts receivable	2,826	465	2,361	508%
Prepaid expense and other assets	305	665	(360)	-54%
Accounts payable, accrued liabilities and other liabilities	(1,865)	(361)	(1,504)	417%
Deferred revenue	(39)	(1,423)	1,384	-97%
Total	$(235)	$(3,819)	$3,584	-94%

We have financed our operations and met our capital expenditure requirements through cash flows from operations; however, we generated negative cash flows from operations of $235,000 for the nine months ended July 31, 2005. This was primarily due to $158,000 severance payments related to restructuring, as well $1.9 million of reduction in accounts payables, accrued liabilities and other liabilities, partially offset by the reduction in accounts receivables due to better collections procedures and improved DSO.

Non-cash adjustments were $13.6 million, as reflected in our cash flow statement for the nine months ended July 31, 2005, which were primarily due to the impairment of goodwill and intangibles that we recorded at the end of the third quarter of fiscal 2005. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

Changes in our assets and liabilities result from the timing of payments to our vendors for accounts payable and from our customers for accounts receivables, both of which will impact our operating cash flows in the future. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows. We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenue divided by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. DSO was 54 days, 60 days, 72 days and 78 days for the three months ended July 31, 2005, April 30, 2005, January 31, 2005 and October 31, 2004, respectively.

The change in assets and liabilities of $1.2 million for the nine months ended July 31, 2005 was due to the following:

•                  Reductions in prepaid and other assets of $305,000 of which $223,000 was related to the refund of the deposit related to the disposition of our Catalog Solutions Business.

•                  Reductions in accounts payable and other accrued liabilities of $1.9 million were primarily due to $1.2 million of payments made against our restructuring accrual, of which $488,000 was employee related and $852,000 was facilities related as well an adjustments of $122,000 against our restructuring accrual due to the new sub-leasing agreement in our UK office. The remaining reduction of $945,000 were primarily due to reduction of consulting, commission and bonus payables of $340,000, reduction of accounts payable of $133,000 due to the reduction of commission invoices in the U.S. in line with lower revenue levels, the reduction of acquisition accruals of $335,000 in the U.S. due to the pay out of the remaining JDO purchase price, and reduction of accounts payable accrual of $145,000 in Europe. These decreases were partially offset by a $439,000 increase in variable interest liabilities related to the Vanatec transaction.

•                  Decrease in accounts receivable of $2.8 million was primarily due to a decrease in revenues combined with enhanced collection procedures and a decline of DSO during the first nine months of fiscal 2005.

Investing Activities

The primary uses of our cash in investing activities are typically for the purchases of property and equipment and acquired technology. For the nine months ended July 31, 2005, purchases of property and equipment were $8,000 and sales of property and equipment were $ 31,000. We anticipate a similar level of activities of purchases of property and equipment for fiscal year 2005. During the nine months ended July 31, 2005, we also spent $6,000 related to purchasing of a 19.6% of interest in Vanatec, a private company to whom we spun-out our VOA.Net assets.

Financing Activities

The main source of financing activities during the nine months ended July 31, 2005 were the exercise of employee stock options of $267,000, and the purchase of stock through our employee stock purchase plan of $72,000.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 2.3 million shares available to issue under our current equity incentive plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Pursuant to a consulting agreement, we have contracted with JDO Genie (PTY) Ltd, a South African company from which we acquired core technology used in Versant Open Access, to perform research and development work for a portion of Versant Open Access product. This contract was executed in conjunction with our June 30, 2004 acquisition of the JDO Genie technology and was expired on the anniversary of the acquisition, however, we renewed the consulting contract with JDO Genie and the new contract will expire on the second anniversary of the acquisition.

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

The Company’s future annual minimum commitments at July 31, 2005 under non-cancelable operating leases are listed in the table below.  We recorded approximately $1.3 million of the commitments on the July 31, 2005 Balance Sheet (in thousands):

	Operating	Consulting
	Lease	Contract	Total
	(unaudited)
Three months ending October 31, 2005	$542	$204	$746
Fiscal year ending October 31,
2006	1,839	398	2,237
2007	1,057	—	1,057
2008	53	—	53
2009	31	—	31
2010	24	—	24
Thereafter	25	—	25
Total	$3,571	$602	$4,173

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to finance our operations during the next twelve months. However, our future cash flows can be difficult to predict and although we expect to effectively manage our cash resources, if we fail to generate cash flow from operations in the future due to an unexpected decline in revenues or due to a sustained increase in cash expenditures in excess of revenues generated, our cash balances may not be sufficient to fund continuing operations without obtaining additional debt or equity financing. Cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and we expect that, in the event of such an acquisition or investment, if significant, it will be necessary for us to seek additional debt or equity financing.

As part of our recent restructuring plan, we spun-off assets of our VOA.Net product to Vanatec, and we committed to the future capital contribution of additional 212,500 euros or $260,000 on August 3, 2005 and 212,500 euros or $260,000 on November 3, 2005. Vanatec itself has projected cash disbursements of approximately $550,000 for the next six months.

On June 21, 2005, Versant and a bank entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, Versant may borrow up to a maximum of $3.0 million from the bank at any one time under a revolving secured accounts receivable-based line of credit.  This line of credit permits Versant to obtain short-term loan advances from the bank equal to 80% of the face amount of specific eligible accounts receivable of Versant. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate.

Versant’s obligations to the bank under the Loan Agreements are secured by a first security interest in all of Versant’s assets, including its equipment, cash and intellectual property. The credit facility provided by the Loan Agreements expires by June 21, 2007.

At July 31, 2004, we were in compliance with all covenants and had no amounts outstanding under this credit facility.

If we required additional financing for operating capital, there can be no assurance that such financing will be available to us on reasonable financial terms, or at all. The prices at which new investors might be willing to purchase our securities may be lower than the market value or trading price of our common stock, which has recently decreased. The sale of additional equity or convertible debt securities could also result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of our common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.

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

In order to be able to comply with the NASDAQ SmallCap Market’s continued listing requirements regarding the minimum bid price of our common stock, at our annual meeting of shareholders held on August 22, 2005, Our shareholders approved an amendment of our articles of incorporation to effect a 1-for-10 reverse split of our outstanding Common Stock, and to reduce the number of authorized shares of our Common Stock, Series A Preferred Stock and undesignated Preferred Stock in proportion to the ratio of the reverse split.

Subsequent to the stock split, on September 8, 2005, we have received notice from NASDAQ market that we have regained compliance with Marketplace Rule and the matter of possible delisting is now closed.

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

Risks Related to Our Business

We are dependent on a limited number of products, especially Versant Object Database.  Nearly all of our license revenues to date have been derived from our Versant Object Database product.  Consequently, if our ability to generate revenues from Versant Object Database were negatively impacted, our business, cash flows and results of operations would be materially adversely affected.  Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in the North American market for enterprise software, slowness in the general economy or in key industries we serve, such as the telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make our products technologically obsolete or customer reluctance to invest in object-oriented technologies.  Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product and our recent introduction of our JDO product, we still expect that sales of Versant Object Database will continue to be critical to our revenues for the foreseeable future.  Accordingly, any significant reduction in revenue levels from our Versant Object Database products can be expected to have a strong negative impact on our business and results of operation.

Our revenue levels are not predictable.  Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue.  For example, thus far in fiscal 2005 our quarterly revenues have fluctuated from a high of $6.6 million in the first quarter of fiscal 2005 to a low of $4.3 million in the second quarter of fiscal 2005, with revenue in the third quarter of fiscal 2005 being $4.5 million.  These quarterly fluctuations result from a number of factors, including the following items:

•                  delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter and the timing of any significant sales;

•                  the status of the market for enterprise software and general macroeconomic factors that impact information technology, or “IT”, capital purchasing decisions;

•                  the lengthy sales cycle associated with our products;

•                  customer and market perceptions of the value and currency of object-oriented software technology;

•                  uncertainty regarding the timing and scope of customer deployment schedules of applications based on Versant Object Database where revenues are contingent upon the customer’s deployment of our product;

•                  failure by us to timely develop and launch successful new products;

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

Our customer concentration increases the potential volatility of our operating results.  A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations.  For example, two of our customers each contributed 17% and 12% to our total revenues respectively for the nine months ended July 31, 2005. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year.  The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At July 31, 2005, we had approximately $3.6 million in cash and cash equivalents and working capital of approximately $655,000.  To date, we have not achieved profitability or positive cash flow on a sustained basis.  In response to this situation, in the fourth quarter of fiscal 2004 and third quarter of 2005, we restructured our business operations to reduce our operating expenses by streamlining our operating processes.  Although with such restructurings we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, we may choose to make further cost reductions and it is possible that events may occur that could render our current working capital reserves insufficient.  Because our revenues are unpredictable and a significant portion of our expenses are fixed, a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources.  For example, our acquisition of Poet and its operations increased certain operating expenses even after our fiscal 2004 restructuring, and if revenues from Poet’s product line do not materialize when anticipated, our working capital could be adversely impacted.  Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing.  There can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all.  If we cannot secure adequate financing sources, then we would be required to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

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

We rely for revenues on the telecommunications, technology and defense that are characterized by complexity and intense competition.  Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology and defense industries for sales of Versant Object Database.  Our success in these areas is dependent, to a large extent, on general economic conditions affecting these industries, our ability to compete with alternative technology providers, our ability to develop products that can successfully operate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis.  If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets.  Currently, companies in these markets are tending to scale back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years which could jeopardize our ability to continue to derive revenues from customers in that industry.  The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry and the defense industry may experience lower available technology budgets due to high levels of U.S. defense spending for operations in Iraq and Afghanistan. In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours.  As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable.  We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital.  Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate personnel for this practice.

We increasingly depend on our international operations for our revenues as North American revenues have declined.  A large and increasing portion of our revenues is derived from customers located outside North America and it will be critical for us to maintain our international revenues. Following our acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than it had historically and consequently we must conduct our operations internationally and maintain a significant presence in international markets.  For the three and nine months ended July 31, 2005, our international revenues derived from customers outside North America made up approximately both 55% of our total revenues, compared to 46% and 38% for the three and nine months ended July 31, 2004, respectively.  By contrast, North American-sourced revenues were both 45% of our total revenues for the three and nine months ended July 31, 2005, respectively, down from 54% and 62% of total revenues for the same period in fiscal 2004, respectively.  North American revenues in the quarter ended July 31, 2005, were approximately $2.0 million, down significantly in absolute dollar amounts from North America revenues of $2.8 million in the quarter ended July 31, 2004, and North American revenues in the nine months ended July 31, 2005 were $7.0 million, down significantly from North American revenues of $10.4 million in the nine months ended July 31, 2004.  We believe that these reductions in our North American revenue are due largely to cautious purchasing behavior in the region for the past few quarters. European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. It is possible that the decline in North America revenue may continue for the remainder of fiscal 2005, making our ability to obtain international revenues even more critical.

In fiscal 2002, we transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

Our international operations are subject to a number of unique risks in addition to the risks faced by our domestic operations.  These risks include, but are not limited to the following items:

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

•                  the burdens of complying with a variety of foreign laws, including more protective employment laws in Germany;

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

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the company.  In order to be successful, we must attract, retain and motivate its executives and other key employees, including those in managerial, sales and technical positions and those who became our employees as a result of our merger with Poet Holdings. In recent months our stock price has declined and we reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005. These and other circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel who are critical to the success of our operations and we have experienced some continued losses in our workforce in fiscal 2005. We must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, we now employ a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals.  Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 30 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 33 employees in India. As a result of the Poet merger and recent management changes, our management team resides in both our U.S. headquarters in Fremont, California and our office in Hamburg, Germany and our Chief Executive Officer resides in Hamburg, Germany.  The fairly large geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the company and integrate our operations and business plans.

Our products have a lengthy sales cycle.  The sales cycle for our Versant Object Database and FastObjects products varies substantially from customer to customer, and often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers.  Due in part to the strategic nature of our products and associated expenditures, potential customers are typically cautious in making product acquisition decisions. Influencing our customers’ decision to license our products generally requires that we provide a significant level of education to prospective customers regarding the uses and benefits of our products, and that we frequently commit, without any charge or reimbursement, pre-sales support resources, such as assistance in performing benchmarking and application prototype development.  Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sale could have a significant impact on our operating results for a particular fiscal period.

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

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ Stock Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with evolving standards. We expect that this investment will result in increased general and administrative expenses within fiscal years 2005 and 2006 and a diversion of management time and attention from strategic revenues generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirement and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

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

Risks Related to Our Industry

Our products face significant competition.  For our Versant Object Database and FastObjects products, we compete with companies offering other database management systems. We face substantial competition from traditional relational database management companies including Oracle, Computer Associates, Sybase, IBM and Microsoft.  We also face competition from object database companies including Object Design (which was acquired by Progress Software Corporation in 2002) and Objectivity. Additionally, some prospective customers attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Berkeley DB, a simplified database without query processing capability.

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

We depend on successful technology development.  We believe that significant research and development expenditures will continue to be necessary for us to remain competitive.  While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions.  Uncertainties affecting the success of software development project introductions include technical difficulties, delays in introductions of new products, market conditions, competitive products and consumer acceptance of new products and operating systems.  In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts we invest in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products and our future research and development capabilities. Recent reductions in our revenues and operating expenses could require us to limit our research and development expenditures which in turn could adversely affect our ability to continue to timely develop technologies and products necessary for us to remain competitive.

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

We depend on our personnel, for whom competition is intense.  Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel.  The loss of the services of one or more of our key employees could have a material adverse effect on our business.  Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Our current financial position, expense reductions and recent declines in our stock price may make it more difficult for us to attract and retain highly talented individuals due to constraints on our ability to offer compensation at levels that may be offered by larger competitors.

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

In order for our common stock to continue to be listed on The NASDAQ SmallCap Market, we must satisfy the NASDAQ SmallCap listing requirements, and there can be no assurance that we will be able to do so.  Although the continued listing requirements of the NASDAQ SmallCap Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the $1.00 minimum price requirement, and that either (i) we have shareholders’ equity of $2,500,000, or (ii) we have $500,000 in net income or (iii) the market value of our publicly held shares be $35 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the NASDAQ Stock

Market that, because our common stock had traded at a price below $1.00 per share for thirty consecutive trading days, we are required to regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the NASDAQ SmallCap Market.   As a result of our adoption of a 1-for-10 reverse stock split that was approved by our shareholders on August 22, 2005, as of September 12, 2005 the closing bid price of our common stock exceeded $1.00 per share for more than ten consecutive trading days and on September 8, 2005 we received written notification from the Nasdaq Stock Market that we have regained compliance with this minimum bid price requirement.  Our stockholders’ equity as of July 31, 2005 was $8.5 million, reflecting a decrease of approximately $14.4 million in our shareholders’ equity since October 31, 2004.  Approximately $12.9 million of this decrease resulted from non-cash impairment charges against our goodwill and intangible assets in the third quarter of 2005.  Our shareholders’ equity is still substantially above the NASDAQ SmallCap Market continued listing requirement that our shareholders’ equity be $2,500,000 or greater.  However there can be no assurance that we might not experience non-compliance with these listing requirements at some time in the future. If our common stock were delisted from trading on the NASDAQ SmallCap Market, then the trading market for our common stock, and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired and the market price of Versant’s common stock may decline significantly.

We may engage in future acquisitions that dilute our shareholders and cause us to incur debt or assume contingent liabilities.  As part of our strategy, we may review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  In the event of any future acquisitions, we could:

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

Our stock price is volatile.  Our revenues, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis.  We have previously experienced revenues and earnings results that were significantly below levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock.  This may occur again in the future.  Additionally, as a significant portion of our revenues often occurs late in the quarter, we may not learn of revenues shortfalls until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock. Our recent 1-for-10 reverse stock split may also have the effect of increasing the volatility of our stock’s price.

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

As previously discussed in our reports on Form 10-K for Fiscal Year ended October 31, 2004, as amended by our report on Form 10-K/A, and our reports on Form 10-QSB for the quarters ended January 31 and April 30, 2005, in the course of conducting its audit of the Company’s financial statements for the fiscal year ended October 31, 2004, in late November 2004 the Company’s registered independent public accounting firm, Grant Thornton LLP, determined that there were certain material weaknesses and significant deficiencies in the Company’s internal controls. As previously reported in our report on Form 10-QSB for the quarter ended April 30, 2005, the Company believes its has remediated the aforementioned material weaknesses, however the Company remains in the process of remediating previously identified significant deficiencies in its internal controls which consist of the following:

•                  Monitoring controls over the recording and analysis of revenue transactions (particularly multiple element transactions) are in need of improvement.  There are currently no adequate procedures that require review of revenue entries and related analysis performed by accounting personnel.  The need for additional training of personnel dealing with the recording and review of revenue transactions was also identified as an area in need of improvement.

•                  Inadequate segregation of duties was noted with respect to the revenue, expenditure and payroll processes as numerous incompatible tasks are performed by the same accounting personnel.  The Company remains in the process of review current policies and procedures to ensure that one individual does not perform incompatible duties or that there are specific compensating controls if incompatible duties cannot be avoided.

During the quarter ended January 31, 2005, in response to the advice of its auditors, the Company took certain actions to improve the Company’s disclosure controls and procedures and the Company’s internal controls over financial reporting as described in Item 3 of the Company’s Form-10-QSB/A amendment to its report on Form 10-QSB for the quarter ended January 31, 2005, which was filed with the SEC on May 12, 2005.

In addition, during the quarters ended April 30, 2005 and July 31, 2005, the Company took several other additional steps to begin the process of remediating these material weaknesses and significant deficiencies in controls as described more fully in part (b) of this Item 3 (see “Changes in Internal Control Over Financial Reporting”).

The Company believes that it has made significant progress towards remediating the material weaknesses and significant deficiencies referred to above and plans to complete the remaining aspects of remediation by the end of fiscal 2005.

In part (b) of this Item 3 we have explained in greater detail those aspects in our controls that continue to require remediation, certain steps we have taken thus far to address these weaknesses and our current estimate of when we hope to substantially eliminate the weaknesses.  The Company expects that its efforts will, over time, positively address the remaining deficiencies referred to above.

The certification of Versant’s chief executive officer and chief financial officer attached as Exhibits 31.01 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications.  The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.  Versant believes that the significant deficiencies in the Company’s internal controls described above do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934. (b)  Changes in Internal Control over Financial Reporting.  SEC rules define the term “internal control over financial reporting” as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

During the nine months ended July 31, 2005, the Company took the following actions that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•                  The Company revised its quarter-end closing process to strengthen its close cycle and to improve its quarter-end cut off as well as its accrual process.  The Company has prepared a detail close schedule and timetable identifying the detail tasks of the quarterly close cycle and their expected completion time. Management monitors the progress of the quarterly close process on the daily basis during the quarterly close cycle. The Company has also revised its accrual process. It has grouped the accruals into different classes and has identified detailed procedures for estimating and the judgment that should be exercised to estimate the amount of each group of expenditures. The Company began to implement these new procedures in its fiscal quarter ended April 30, 2005. The Company will continue refining these procedures during the fourth quarter ended October 31, 2005.

•                  The Company compiled a detailed summary of the types of license, maintenance and consulting services offered, including a summary of established vendor specific objective evidence of fair value with respect to maintenance and consulting offerings to assist in the process of accounting for revenue transactions.

•                  The Company documented a formal and comprehensive revenue recognition policy for its global operations during the quarter ended July 31, 2005.

•                  The Company is in the process of reorganizing its accounting and finance operations (both with respect to processes and procedures as well as duties of individual personnel) to place increased emphasis on proper disclosures and improving its internal controls.

•                  The Company continued the process of developing enhanced policies and procedures to define different financial and operational processes.

The following tasks represent what the Company currently believes to be the most significant remaining actions necessary to address the significant deficiencies in the Company’s internal controls:

•                  Development of control procedures to conform our global revenue processing and revenue recognition procedures to our revenue recognition policy.

•                  Formalizing our monthly and quarter end close and sign off processes.

•                  Automating the consolidation process to reduce the possibility of any future clerical errors.

•                  Development of detailed documented policies and procedures in its U.S. operation as well as international subsidiaries.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)         Exhibits

The following exhibits are filed herewith:

31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:
September 14, 2005	/s/ Jochen Witte
Jochen Witte
President and Chief Executive Officer
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial and Accounting Officer)