Form 10KSB
period 2005-10-31
VERSANT CORP
filed 2006-01-30
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2005.

Or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-28540

VERSANT CORPORATION

(Name of Small Business Issuer in its Charter)

California	94-3079392
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6539 Dumbarton Circle, Fremont, California 94555
(Address of principal executive offices) (Zip code)

(510) 789-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) for the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $20,509,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 15, 2006: $16,224,378

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 15, 2006, 3,557,089 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-KSB where indicated.

Transitional Small Business Disclosure Format: (check one):

Yes ☐ No  ☒

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended October 31, 2005

VDS, Versant® enJin®, Versant JDO, Versant Open Access and VRTF are trademarks of Versant in the United States and/or other countries.   All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements are based on Versant’s current expectations about our business and industry and reflect our beliefs and assumptions based upon information that is reasonably available to us at the date of this report.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might, “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions.  These forward-looking statements may include, among other things, projections of our future financial performance and trends anticipated for our business.

We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events.  The forward-looking statements are not guarantees of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict. Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors,” which you should read carefully. We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason.  Readers are urged to carefully review and consider the various disclosures made by Versant in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.  Business

Overview of the Company

We are a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.   Companies use Versant solutions to solve complex data management and data integration problems. We design, develop, market and support object-oriented database management system products to address such problems. We also provide related product support, training, and consulting services to assist users in developing and deploying software applications based on our products. We operate our business within a single operating segment referred to as Data Management. We were incorporated in California in August 1988 under the name Object Sciences Corporation and completed our initial public offering of our common stock under the name of Versant Object Technology Company in July 1996. The name of the company was changed to Versant Corporation on July 15, 1998. In November 2002, we acquired Mokume Software, Inc., a privately held company that developed technology for use in real-time applications. In March 2004, we acquired Poet Holdings, Inc. (Poet) through a merger. Prior to that merger, Poet was a European-based provider of object-oriented data management software whose stock was publicly traded in the U.S. In June 2004, we acquired the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., a privately held South African company and in July, 2004, we acquired FastObjects, Inc., a private company that held North American distribution rights with respect to Poet’s FastObject database management product. Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555 and our telephone number is 510.789.1500.  Our website URL is www.versant.com.

Industry Background

Data management has evolved significantly over the past few decades.  As business computing became more sophisticated, network and hierarchical databases emerged in the 1970’s to serve growing business data requirements.  In the 1980s, these types of databases were largely superseded by relational database technology, which continues to be a widely prevalent database technology today.  The mid to late 1980s saw the emergence of object-oriented software programming, in which smaller software building blocks called objects, which can perform specific functions, are aggregated with other objects in order to create larger software systems. With the advent of object-oriented software programming, it became possible to incorporate the unique features and advantages of object-based software into database management solutions. Our principal products are object-based database management software solutions, which we believe have advantages over relational database technology. In particular, we believe that object-based database management solutions are especially well suited for successfully addressing the complex and challenging data management and analytical requirements of companies who need to rapidly source, update, analyze and use very large changing bodies of data for a wide variety of business applications.

Overview of the Products and Services

We provide sophisticated data management solutions designed to address the complex data management needs of enterprises and providers of products requiring complex data management functions.  Our products are typically deployed to manage data for business systems and enable these systems to access and integrate data necessary for their sophisticated business applications. Our Versant Object Database product is used primarily by larger enterprises which have significant large-scale data management requirements, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries. Since the incorporation of Poet’s FastObjects solution into our product line in March 2004, we have expanded the scope of our solutions to address the data management needs of smaller systems as well. The data management needs of our customers usually involve many business functions, ranging from usage and management of the customer’s internal data to the processing of externally originated information; such as customer enrollment, billing and payment transaction data.  Our solution has also been used to solve complex data management issues such as fraud detection, risk analysis, yield management, and a host of other problems that requires an application specific data management solution.

In addition to our product offerings, assisting users in development and deployment of applications based on the Versant Object Database and FastObjects, we offer a variety of services, including consulting, training, and technical support services.  We provide maintenance and support services with respect to our own products.  In addition, we also offers a dedicated consulting practice for IBM WebSphere customers, under which we provide a certain number of consultants to IBM and both IBM and Versant sales representatives market the services of these consultants to different WebSphere customers.

Benefits of Versant Solutions

Our products provide customers the following benefits for specialized data management:

•                                          High Performance.  Our object-based architecture provides direct access or navigation to stored objects.  The balanced client-server architecture of Versant products enhances performance by efficiently distributing processing burdens between clients and servers to leverage the processing power of networked computers.

•                                          Highly Scalable Support for Distributed Computing.  Our products can work in various environments ranging from small workgroup operations to operations involving thousands of users over the wide area networks or the Internet. This scalability can be achieved through object-level operations and other design features.

•                                          Reliability, Availability and Serviceability.  Our Object Database product offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running.  These features, together with replication and disk mirroring provided by a Fault Tolerant Server, support continuous operation of our products.

•                                          Language-Independent Support for Object-Oriented Programming.  Our products provide native support for the leading object-oriented software development languages of C++ and Java.  This quality of our products facilitates rapid and flexible application development by the customers and the maintenance and evolution of complex and dynamic applications that closely model real-world systems and processes.

•                                          Support for Component Architectures.  The Versant Object Database client integrates with leading J2EE application servers, including the IBM WebSphere and BEA Weblogic application servers. These application servers enable users to build and deploy J2EE-based applications that will work compatibly and directly with the Versant Object Database in order to gain our inherent productivity and performance advantages.

•                                          Integration with Users’ Existing Information Systems.  Versant products operate on a wide range of server platforms, including UNIX platforms from Sun Microsystems, Hewlett-Packard, IBM, Linux platforms from Red Hat, and Microsoft Windows platforms. In addition, the interfaces for Versant products are based on industry standard APIs.  The support of these emerging standards for API’s allow our solutions to have interoperability with applications originally designed for relational databases that have taken this standards based approach during implementation.

Our Strategy

We were involved in the following activities in fiscal 2005, which will impact our operation and business in fiscal 2006 and beyond:

We made substantial investments in research and development to align our products with industry trends.  We expect to receive benefits from such investments in the second half of fiscal 2006. We also released our Versant Object Database 7.0 with support for Java industry standards API’s, known as JSR243 (Java Data Objects) and JSR220 (The Java Persistence API).  These standards are expected to form the foundation for Java developers designing future database applications against both object and relational technologies.

We engaged in strategic marketing efforts to increase our visibility and credibility through participation in open source initiatives via the Eclipse Foundation, a nonprofit organization dedicated to advance open source computing that enjoys participation by a significant percentage of the Java developer community. We established an open source Java JSR220 tooling project within the Eclipse Foundation.  The tooling project provides useful capabilities for relational database developers and elevates our visibility and credibility within that community.

We implemented a restructuring plan to reduce our operating expenses by consolidating our product lines and streamlining our engineering, marketing, sales, and administrative resources. The purpose of the restructuring was to refocus our business back to our core object database product offerings.

We also focused our sales and marketing efforts on our data management products, Versant Object Database, VDS and FastObjects, and related consulting and training services.  Versant Object Database and its predecessor VDS were the key focus of our marketing efforts and the major source of our license revenues in fiscal 2005.

The technology sector was the largest vertical market for our revenues in fiscal 2005. The incorporation of the Versant products into the offerings of independent software vendors (ISVs) has increased our share of license revenues in this sector. Examples of the technology applications in which our products are used are demand consensus forecasts, collaborative planning, and requirements management applications.

The telecommunications industry also continued to be a very significant vertical market for our revenues in fiscal 2005.  Customers in the telecommunications industry have used our products in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing.  Most notably, we were able to deploy our software in the next generation 3G UMTS applications built by several leading telecommunications equipment providers.

We have also been able to gain customer acceptance in other vertical markets, including defense, financial services, transportation, and health care.  We expect to maintain roughly the same mix of revenues between different vertical markets in fiscal 2006.

Products and Services

Versant Object Database

Versant Object Database, a seventh generation object database management system, is the successor to our VDS product. Based on the same technology, Versant Object Database provides the same capabilities as VDS while providing industry standard interfaces for the Java developer.  Additionally, Versant Object Database includes the following enhanced features over the VDS product:

•                  A new improved query engine, which has the ability to perform more appropriate report oriented queries and allows better support for the new standards based query APIs.  These queries include support for set based operations, server side sorting, and predicate evaluation.  The new query engine sets the stage for future integration with industry accepted reporting tools.

•                  Improved performance and scalability by opening the storage manager layer for higher concurrency, eliminating latency, which is found in read-mostly applications with large numbers of concurrent transactions.  This will have a significant impact on future competitive benchmarking situations for applications requiring large user bases.

•                  Improved fault tolerant server operation and support of XA connectivity which has significant impact to 24x7 applications and applications operating in a heterogeneous environment.

In addition to the new features described, the Versant Object Database also includes the features of Versant Developer Suite.

Versant Developer Suite (VDS)

VDS, a sixth generation object database management system, is designed to support multi-user, commercial applications in distributed environments.  VDS enables users to store, manage, and distribute information that they believe often cannot be administered effectively through traditional database technologies, including the following types of information:

•                       real-time data, such as graphics, images, video, audio and unstructured text;

•                       dynamic, graph-oriented data, such as network management data and advanced financial instruments; and

•                       meta-data, data aiding integration of diverse systems, and workflow information, which together enable the construction of systems that integrate diverse systems and add new functionality, often making this functionality available over the Internet.

The object-oriented, balanced client-server architecture of VDS provides the basis for high-performance, scalable distributed applications.  We believe that VDS’ performance is superior compared to relational database management systems, particularly for complex data applications, for which VDS has the capability of processing a wide variety of abstract data types in a highly concurrent, high performance manner.

VDS is designed to integrate up to 65,000 databases connected over a like number of locations on a variety of hardware and software platforms.  Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of the most existing operating systems. VDS implements a variety of database features, including a two-phase commitment for distributed transaction integrity and “database triggers” to monitor changing events and data and to notify users and applications when specified events occur.  In addition, on-line management utilities enable routine maintenance to be performed while the database is running.  These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions.  These utilities provide multiple levels of administrative access and application security.  We believe that use of VDS allows our customers to reduce the time they need to develop applications for their data management systems by improving their system performance.

Version 6.0 of VDS includes the core object database management system, C++ and Java language interfaces, XML for import and export of data into the database and asynchronous replication services to provide updates among distributed Versant databases. We believe that by bundling these components with VDS, it enhances the solution that we are offering and makes it easier for the customers to deploy such components.

As part of the VDS family, we also offer Fault Tolerant Server and High Availability Backup Solution, options that customer can use in situations that require advanced capabilities.

Versant Fault Tolerant Server provides for highly reliable operations in mission-critical environments. This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers.  If one of the databases fails, due to operating system failure and hardware breakdown or any other form of interruption, the other database continues operation without application interruption.  When the failed database is restored, the two databases automatically resynchronize and resume operations without any interruption in application processing.

Our High Availability Backup Solution enables VDS to use the mirroring and backup features of other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

FastObjects

FastObjects is an object database management system designed to provide minimal administration and work natively with the customer’s product. The primary target for FastObjects product line is for use as an embedded data management system to be integrated in a customer’s products. FastObjects is used in a vast range of applications, including medical devices, vending machines, telecom equipment, and defense systems. The majority of FastObjects installations are now running under the Microsoft Windows Operating System. However, during fiscal 2006 we plan to focus most of our development resources on our flagship product line, Versant Object Database, and plan to migrate to the Microsoft .NET environment in order to give our customers the opportunity to have a migration path from FastObjects products to Versant Object Database.

Services

We derived a majority of our revenues from services in fiscal 2005. Our services include maintenance and support programs for our data management products and the WebSphere consulting services practice.

In addition to our product offerings, we offer our customers training, consulting and maintenance and technical support services.

We provide maintenance and technical support services for our products that are generally available at an annual fee that varies depending on the type and level of support the customer requires.  Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of our product and entitle the customers to telephone support, product upgrades, and documentation updates.  For additional fees, customers may purchase a special support package that provides dedicated support engineers and telephone support available for 24 hours per day seven days a week.  Maintenance contracts are typically renewable annually and typically are paid for in advance for all products, but in some instances maintenance and support fees are paid in arrears.

We also provide a variety of training and consulting services to assist customers in design, development, training and management of applications they build based on our core products as well as IBM’s

WebSphere application server.  Training services are offered for a variety of Versant-specific and object-related technologies and range from beginning to advanced levels.  Consulting services are available for analysis and design assistance, mentoring and technical transfer, application coding, design reviews and performance analysis.  In addition, we provide custom development services to customers that request unique or proprietary product extensions.  Our IBM WebSphere consulting practice provides IBM with the manpower to support the WebSphere business, and IBM’s and our sales representatives market these consulting services.

 Sales Channels

We market and sell our products principally through our direct sales force and through value-added resellers, systems integrators, and distributors.

Direct Sales. Our direct sales organization is based in corporate offices in Fremont, California and Hamburg, Germany, and at our other regional offices in the U.S. and elsewhere around the world. The direct sales organization includes the field sales personnel, who are responsible for account management, and systems engineers, who answer technical questions and assist customers in running benchmarks against competitive products and in developing prototype applications.

Indirect Sales.  Our sales strategy is to develop indirect distribution channels, such as value-added resellers and systems integrators.  Systems integrators may include our products with our own or those of other vendors, in order to provide a complete solution to our customers. Under their agreements with Versant, value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Certain value-added resellers and systems integrators offer products they produce or that are produced by third parties, which in some cases compete with our products.

Marketing.  Our marketing programs are aimed at audiences with the goal of building visibility and generating leads for our business. Our marketing programs include our efforts at cultivating media and analysts relations, fostering valuable investor communications, speakers’ programs, online marketing, partner-marketing programs and participation in conferences and tradeshows. Our products are typically marketed through (i) development licenses, which entitle the customer to develop applications that use a Versant software product, and (ii) deployment licenses, which entitle the customer to sell and market.

Sales Process.  The cycle for a complete sale of our products to new and large enterprise customers can often exceed six months and may extend to a year or beyond.  For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally shorter.  During the sales cycle, meetings involving both technical and management staff are conducted frequently at the prospective customer’s site and at our headquarters.  As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products.  Upon completion of the evaluation, a customer that chooses our solution may purchase one or more development licenses depending upon the number of their programmers that will develop and build their customers’ application.  Additionally, a customer may purchase technical support, training courses and consulting services.  Our customers may also purchase deployment licenses at the same time as they purchase development licenses, or may defer their purchase of deployment licenses and related maintenance until they complete the application development (a process that typically takes at least six months and can exceed one year). Once an application is ready for deployment, a customer may elect to purchase deployment licenses from us.

Shipping and Backlog. Our software may be either physically or electronically delivered to the customer. If physically delivered, our software product is shipped from either Fremont or Hamburg facilities and is delivered to the customer upon receipt of an approved order and a signed license agreement. We typically do not have a material backlog of unfilled license orders at any given time, and it does not consider backlog to be a meaningful indicator of our future performance.

International Sales and Marketing.  Our international sales are recorded by subsidiaries located in Germany and United Kingdom, which sell our products through distributors and value-added resellers, as well as directly to end-users.

Our Customers

We categorize our customers into two broad groups, End-Users and Value Added Resellers (“VARs”). End Users are companies who use our products internally and do not redistribute our products outside of their corporate organizations. VAR customers, on the other hand, include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute Versant products to external third party customers, either individually or as part of an integrated product. We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses, typically sold on a per seat basis, authorize a customer to develop an application program that uses our software product.

Under a deployment license, a customer is permitted to deploy an application that it has developed under a development license from us. End-Users generally purchase deployment licenses based on the number of central processing units (CPU’s) supporting the server that will run the application using our database management system. We offer deployment licenses, for certain applications, priced on a per user basis.  Pricing of the Versant Object Database, VDS and FastObjects varies according to several factors, including the number of CPU servers on which the application run and the number of users that are able to access the server at any particular time. Customers may elect to simultaneously purchase development and deployment licenses for their projects.

VARs and distributors purchase development licenses from us on a per seat basis and on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of our data management products, which are either bundled or embedded in the VARs’ applications, directly to end-users.  VARs are required to report the distribution of our software to us and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the VAR to its end-user customers. These royalties may be prepaid in full or paid upon deployment.

Our Vertical Markets

Versant Object Database, VDS and FastObjects are licensed for development or deployment, or both, in a wide range of applications.  A substantial amount of our sales are for applications in the technology, telecommunications, defense, healthcare and financial services sectors.  Many of our customers have licensed multiple copies for use in different applications.

Our future performance will depend in significant part on the increase in the use and sales of the Versant Object Database and FastObjects in technology, telecommunications, defense, healthcare and financial market applications and the continued acceptance of our products within these industries.

Competition

Our software products compete with companies offering object and relational database management systems. Our competitors, especially Oracle and Progress Software, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings, larger and more established distribution channels and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on the business, pricing, operating results and financial condition of the company.

Research and Development

Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. In fiscal 2005 and fiscal 2004, our research and development expenses were $4.0 million and $5.1 million respectively. We anticipate that we will continue to invest significant resources in research and development activities in the future to develop new products, advance the technology of our existing products and develop new business opportunities.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, “shrink-wrap” licenses displayed in evaluation downloads and in software installation screens, which impose certain restrictions on the licensee’s ability to utilize our software. In addition, we take steps to avoid disclosure of our trade secrets, such as requiring persons with access to our proprietary information to execute non-disclosure agreements, and we restrict access to our software source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were also awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015.

Employees

As of October 31, 2005, we and our subsidiaries had a total of 100 full time employees, of whom 36 were based in the United States, 29 in Europe, and 35 in India. Of the total, 46 employees were engaged in engineering and technical services, 10 were engaged in sales and marketing, 30 were engaged in the services organization, and the remaining 14 were engaged in general administration and finance. To the best of our knowledge, none of our employees is represented by a labor union with respect to employment with Versant.  We have not experienced any organized work stoppage to date and believe that our relationship with our employees is generally good.

Our future performance depends mostly upon the continued service of our key technical, sales, and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Restructuring

In 2005 we announced that we were undertaking efforts to restructure our business to refocus our operations on our core database management products and to appropriately reduce our expenses.  In furtherance of this restructuring, in August 2005 we spun off our former Versant Open Access.NET (or VOA.Net) assets to Vanatec GmbH, a privately held German company.  As we continue to execute on our restructuring plans, it is possible that we may undertake similar actions with respect to portions of our business that are not strategic, or closely related, to our core database management business.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Therefore, we file our periodic reports on Forms 10-Q, 10-QSB, 10-K, 10-KSB, 8-K, proxy statements and other information with the Securities and Exchange Commission (the SEC). These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at the 450 Fifth Street, NW, Washington, DC 20549.  Information on operation of the SEC’s Public Reference Room may be obtained by calling SEC at 1.800.SEC.0330. In addition, the SEC maintains an Internet site (at http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

The financial and other information can also be accessed at our Investor Relations website. The address of Versant’s website is as follows: (http://www.versant.com). We make available, free of charge, copies of our annual reports, annual reports on Forms 10-K or 10-KSB, quarterly reports on Forms 10-Q or 10-KSB, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such materials with the SEC.

Item 2.  Property.

Our principal administrative, sales, marketing and research and development operations are located at 6539 Dumbarton Circle, Fremont, California 94555. Our current lease, which expires on June 30, 2007, is for approximately 54,000 square foot office building.  However, we only occupy approximately 21,000 square feet of this space, and in the fourth quarter of fiscal 2004, we recorded a restructuring charge to reflect this reduced space usage in the future periods.

Additionally, we lease sales offices in Plano, Texas and in Chicago, Illinois and our international subsidiaries lease space, generally under multi-year operating lease agreements, in Hamburg, Germany and in Pune, India. We believe that our current facilities are in reasonably good operating condition and will be adequate for our requirements for the next several years. Based on current commercial real estate condition, we believe that we will be able to lease comparable facilities in the U.S. or Germany if required.

Item 3.  Legal Proceedings.

We may from time to time be subject to various legal proceedings in the ordinary course of business.  Currently, we are not subject to any material legal proceedings required to be disclosed under this Item 3.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our 2005 Annual Meeting of Shareholders on August 22, 2005. Set forth below are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting.

1. Election of Directors:

Name of Director	Votes For	Votes Withheld

Jochen Witte	23,008,013	793,272

Uday Bellary	22,864,639	936,646

Wiliam Henry Delevati	22,887,894	913,391

Herbert May	22,896,230	905,055

Bernhard Woebker	23,015,863	785,422

2. Amendment to our Articles of Incorporation to effect a 1-for-10 reverse split of the Common Stock and a proportionate reduction in the number of authorized shares of Common Stock, Series A Preferred Stock and undesignated Preferred Stock and reduce the number of authorized shares in proportion to the reverse split:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

21,217,387	2,508,733	75,165	—

3. Approval of the adoption of our 2005 Equity Incentive Plan:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

10,480,847	1,563,899	545,948	11,210,591

4. Approval of the adoption of our 2005 Directors Stock Option Plan:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

9,404,113	2,638,706	547,875	11,210,591

5. Approval of the adoption of our 2005 Employee Stock Purchase Plan:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

11,276,643	775,076	538,975	11,210,591

6. Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2005:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

23,566,142	192,517	42,626	—

4A. Executive Officers and Directors of the Registrant

The following table identifies the executive officer and the directors of Versant as of January 15, 2006:

			Director
Name of Director	Age	Principal Occupation	Since

Jochen Witte	45	Director, President, Chief Executive and Financial Officer	2004

Wiliam Henry Delavati (a) (b) (c)	57	Director and Chairman of the Board	1999

Uday Bellary (a) (b) (c)	51	Director	2003

Herbert May (a) (b) (c)	56	Director	2004

Bernhard Woebcker	56	Director	1999

(a) Member of Audit Committee

(b) Member of Compensation Committee

(c) Member of Nominating Committee

Jochen Witte has been President, Chief Executive Officer, Chief Financial Officer and Secretary of Versant since June 2005. Previously, Mr. Witte served as President, European Operations of Versant subsequent to Company’s merger with Poet Holdings, Inc. Mr. Witte is also a member of our board of directors and responsible for Versant’s European operations. Prior to joining Versant, Mr. Witte was the CEO of Poet Holdings Inc., which he co-founded in 1993. He initially worked as the Managing Director of Germany and became Poet’s Chief Financial Officer in 1999 when Poet went public. Prior to working with Poet, Mr. Witte was with BKS Software, where he rose to Managing Director after beginning with responsibility for sales and training. Mr. Witte received a degree in Business Administration from the Berlin Technical University and also attended the University of Wales as an exchange student.

William Henry Delevati has been the Chairman of the Board since June 2005 and has served as a director of Versant since October 1999 and is currently the Chairman of the Nominating Committee and a member of the Audit and Compensation Committees. Mr. Delevati has served as a consultant to various companies located in the Silicon Valley area since April 2000. From October 1999 to April 2000, Mr. Delevati served as the Senior Vice President, Information Technology and Chief Information Officer of Aspect Technology, an automated call device company. From November 1995 to April 1999, Mr. Delevati served as Vice President of Worldwide Information Services for Quantum Corporation, a storage device company. From April 1995 to November 1995, he was the Chief Information Officer, Senior Vice President of MIS for Conner Peripherals, a storage device company. From September 1994 to April 1995, he was the Chief Information Officer, Vice President of Worldwide MIS for Borland Corporation, a software tools company. From September 1993 to September 1994, he was the Chief Information Officer, Vice President of Worldwide MIS for Logitech, a computer peripheral device company. From December 1987 to September 1993, he was the Director of Application Development and Global Information Resources for Sun Microsystems, Inc. Mr. Delevati received a Bachelor of Science degree in Operations Research from Arizona State University.

Uday Bellary has served as a director Versant and the Chairman of the Audit Committee of the board of directors since July 2003 and is also a member of the Compensation and Nominating Committees. Mr. Bellary has served as part-time CFO of Atrica, Inc. since April 2005, a privately held optical Ethernet company. Since September 2003, Mr. Bellary has also served as part time Executive Vice President, Finance, Administration and Operations and Chief Financial Officer of VL, Inc., a privately held VoIP services company, and as a member of its board of directors. Mr. Bellary has also been a member of the board of directors of Backweb Technologies Ltd since July 2004. From February 2000 to August 2003, he served as the Senior Vice President, Finance & Administration and Chief Financial Officer of Metro Optix, Inc., a privately held provider of optical networking equipment, which, to satisfy its liabilities, disposed of its intellectual property and other assets to Xtera Communications and ceased operations in August of 2003.  From September 1997 to October 1999, he served as Vice President of Finance and Chief Financial Officer of MMC Networks, Inc., a publicly traded manufacturer of data networking processors that was acquired by Applied Micro Circuits Corporation in October 2000. Between February 1997 and September

1997, Mr. Bellary was Vice President, Finance & Administration and Chief Financial Officer of DTM Corporation, a manufacturer of computer-driven laser systems for industrial prototyping. Prior to that he held various positions at Cirrus Logic, Inc., a semiconductor company, most recently as the Director of Finance, and prior to that he served in various roles in international finance accounting and audit departments of Intel Corporation, a semiconductor company. Mr. Bellary received a B.S. degree in Finance, Accounting and Economics and a DMA degree in Finance from Karnatak University, India. Mr. Bellary is a Certified Public Accountant and a Chartered Accountant.

Dr. Herbert May has served as a director of Versant since March 2004 and is currently the Chairman of the Compensation Committee and a member of the Audit and Nominating Committees of the board of directors. From November 2000 to March 2004 he served as Chairman of the board of directors of Poet Holdings, Inc. In addition, Dr. May served as a member of both the Audit Committee and the Compensation Committee of Poet Holdings, Inc. Dr. May has held several leading positions at Alcatel in both Stuttgart and Paris. His last position at Alcatel was Head of the Office of Communication Division. From February 1994 to September 1995, Dr. May, acting in the position of Spokesman for the Management Board, took a leading role as CEO in establishing DeTeSystems, a German wholly owned subsidiary of Deutsche Telekom AG that provides system solutions for telecommunications services to significant accounts in Germany. In 1995, he was appointed to the Board of Management of Deutsche Telekom AG, where he was responsible for large business customers, multimedia and systems solutions until May 1998. Currently, Dr. May manages his own consulting and investment company and is a member of the advisory boards of several IT and Multimedia companies. He currently serves on the board of directors of InfoVista S.A., a publicly held French company that provides software products that monitor and analyze the performance of corporate IT infrastructures.

Bernhard Woebker has served as a director of Versant since June 2005 and was previously a director of Versant from June 1999 until our merger with Poet Holdings, Inc. in March 2004. Mr. Woebker has been a consultant to various investment banking and venture capital firms in Europe and the United States since late 1999. From January 1999 until July 2001, he served as Executive Vice President of the Company and from March 1997 until January 1999 he served as our Vice President and General Manager in Europe. From 1994 to march 1997, he was the President of Versant Object Technology GmbH, an independently-owned distributorship for Versant products in Europe, which was acquired by Versant in March 1997. From 1976 until 1994, Mr. Woebker held a variety of positions in Germany and the United States with Nixdorf Computer AG, Nixdorf Computer Engineering Corp. and Siemens Nixdorf Informationssysteme AG, all information technology companies, including President and CEO of Nixdorf Computer Engineering Corp. in Boston, Massachusetts from 1986 to 1989. Mr. Woebker has also served as Senior Vice President, Pyramid Technology Corp. in Europe and as Vice President, NeXT Computer, Inc. in Europe. Mr. Woebker received a Masters of Science degree in Mathematics and Computer Science from the University of Hannover.

There is no arrangement or understanding between our executive officer and any other person pursuant to which any executive officer was or is to be selected as an officer, except that Mr. Witte was appointed to his current office in connection with our merger with Poet.  There is no family relationship between any of the foregoing executive officer or between any of such executive officer and any of the members of our Board of Directors. Our executive officer serves at the discretion of the Board.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Capital Market under the symbol “VSNT.”  Our common stock commenced trading on the Nasdaq National Market on July 18, 1996.  From July 19, 1999 until March 7, 2000, our common stock was traded on the Nasdaq Capital Market.  From March 8, 2000 until September

30, 2002, our common stock was traded on the Nasdaq National Market. Our common stock has been traded on the Nasdaq Capital Market since October 1, 2002.  We requested that listing of its common stock be transferred to the Nasdaq Capital Market as of October 1, 2002 due to the fact that it then seemed unlikely that, in the near term, we would continue to be able to satisfy the listing criteria of the Nasdaq National Market System.  The following table lists the high and low intra-day prices of our common stock reported on the Nasdaq Capital Market for the periods indicated during the last two fiscal years. The prices shown below have been adjusted to reflect the 1-for-10 reverse split of our common stock that became effective on August 22, 2005.

Fiscal year ended October 31, 2005	High	Low

Fourth quarter	$4.40	$2.71
Third quarter	$6.80	$2.70
Second quarter	$9.60	$4.99
First quarter	$13.30	$6.60

Fiscal year ended October 31, 2004

Fourth quarter	$10.90	$6.00
Third quarter	$21.30	$9.80
Second quarter	$30.50	$13.90
First quarter	$26.00	$15.00

Shareholders

There were approximately 146 holders of record of our common stock as of January 4, 2006.  We believe that a significant number of beneficial owners of our common stock hold their shares in street name.  Based on information available to us, we believe that there are at least 4,391 beneficial owners of our common stock.

Dividend Policy

We have neither declared nor paid any cash dividend on our common stock in the past. We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

In connection with our merger with Poet in fiscal 2004, the holders of our then outstanding shares of Series A Preferred Stock had their outstanding shares of Series A Preferred Stock converted into shares of our common stock at an increased conversion rate of three shares (rather than two shares) of common stock per each share of Series A Preferred Stock. In addition, the exercise price of certain common stock purchase warrants held by such preferred shareholders was reduced from $21.30 to $16.60 per share and the term of such warrants was extended by one year.  As a result of these actions, a deemed dividend in the amount of approximately $2.4 million was recorded during the three months ended April 30, 2004. Please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Deemed Dividend to the Preferred Shareholders”.

Recent Sales of Unregistered Securities

There were no issuances of unregistered securities in fiscal 2005 that have not been reported previously in a quarterly report on Form 10-QSB or a current report on Form 8-K.

Issuer Purchases of Equity Securities

No purchases of Versant equity securities were made by or on behalf of Versant in the fourth quarter of our fiscal year ended October 31, 2005.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As indicated in the paragraph above Item 1 in this report, this Form 10-KSB (including this Item 6) contains certain forward-looking statements within the meaning of the Securities Exchange Act and the Securities Act.  In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might,” “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions. These forward-looking statements include, among other things, projections of our future financial performance and trends anticipated for our business.  We caution investors that forward-looking statements are only predictions or estimates based upon our current expectations about future events.  The forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict.  Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties, some of which are discussed below in this Item 6 under the heading  “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

•                  Application Server Software - Deployment software that is used to build and deploy Internet applications including commercial websites and internal company websites.

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

•                  Fault tolerant server - a server that offers higher reliability by the use of duplicated hardware and specialized software. In the case of a failure of one database, the surviving database can continue offering normal service.

•                  J2EE-based - an application or software component that is deployed in a Java 2 Enterprise Edition (J2EE) software environment.

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

Our Data Management business is currently comprised of the following key products:

•        Versant Object Database, previously VDS, a seventh generation object database management system that is used in high-performance large-scale real-time applications. Our former product, Versant enJin, has been replaced by Versant Object Database using Java Data Object (JDO) and the Java Persistence API language interface.

•        FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems.

Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Versant JDO, a product that we introduced last year, as part of the technology we acquired in June 2004 from JDO Genie, has now been absorbed and integrated into the Versant product family and no longer sold as standalone product. With the incorporation of Poet’s FastObjects solution into our product line following our March 2004 merger with Poet, we have expanded the scope of our solutions to also address data management needs of smaller business systems.

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

In addition to our product offerings, to assist users in developing and deploying applications based on Versant Object Database and FastObjects, we offer a variety of services, including consulting, training and technical support services. We also offer a dedicated consulting practice for IBM WebSphere customers. Under our agreement with IBM, signed in late 2000 and renewed most recently in August 2004, we jointly market services and outsource our consultants to IBM to provide such services.

We license our products and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors. The sale of services is an important aspect of our business.  During the fiscal year ended October 31, 2005 and 2004, 57% and 58% of our revenues, respectively, were derived from services.

In addition to these products and services, we resell related software developed by third parties. To date, substantially all of our revenues have been derived from the following data management products and related services:

•                  sales of licenses for Versant Object Database, FastObjects, and to a much lesser extent, Versant Open Access;

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

•                  reimbursements received for out-of-pocket expenses, which we incurred and are recorded as revenues in our statement of operations.

Selected Consolidated Financial Data

The selected historical financial data presented below are derived from the consolidated financial statements of Versant Corporation. The selected consolidated financial data set forth below is qualified in its entirely by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of Versant and notes thereto included elsewhere in this report.

It should also be noted that since we changed our fiscal year end from December 31 to October 31 in 2001, its transition period in 2001 is presented only for a ten months period, which impacts the comparability of the selected consolidated financial data. In addition, in its fiscal 2004, we completed a merger with Poet on March 18, 2004, which increased our revenues and operating expenses for part of fiscal 2004 and substantially increased the number of outstanding shares at fiscal year-ends for purposes of computing net loss per share in fiscal 2004. We incurred restructuring charges of approximately $638,000 and $3.3 million for fiscal 2005 and 2004, respectively, and a charge of approximately $12.9 million and $1.0 million related to impairment of goodwill and intangible assets for fiscal 2005 and 2004, respectively.  Each of the above has an impact on the comparability of the financial data presented in Item 6 of this report.

	Fiscal Year Ended October 31,				Ten Months Ended October 31,
	2005	2004	2003	2002	2001
Consolidated statement of operation data:
Revenues:
License	$8,828	$9,686	$9,082	$10,106	$7,362
Maintenance	6,305	6,783	6,076	5,300	5,135
Professional services	5,376	6,406	6,901	4,550	11,412
Total revenues	20,509	22,875	22,059	19,956	23,909

Cost of revenues:
License	274	457	843	902	634
Amortization of intangible assets	671	698	91	—	—
Maintenance	1,456	1,516	1,312	1,291	1,191
Professional services	5,164	5,858	6,011	4,041	10,546
Total cost of revenues	7,565	8,529	8,257	6,234	12,371

Gross profit	12,944	14,346	13,802	13,722	11,538

Operating expenses:
Sales and marketing	5,815	8,051	7,703	7,854	8,482
Research and development	3,925	5,137	4,340	5,835	5,464
General and administrative	4,687	4,514	4,471	3,440	2,985
Amortization of goodwill	—	—	—	202	396
Impairment of goodwill	10,300	707	—	—	555
Impairment of intangibles	2,613	317	—	—	—
Restructuring	638	3,271	—	—	668
Total operating expenses	27,978	21,997	16,514	17,331	18,550

Loss from operations	(15,034)	(7,651)	(2,712)	(3,609)	(7,012)
Variable interest, net	320	—	—	—	—
Other income (loss), net	197	119	397	287	(53)
Loss from continuing operations before taxes and deemed dividend	(14,517)	(7,532)	(2,315)	(3,322)	(7,065)
Provision for income taxes	37	88	74	68	93
Net loss from continuing operations before deemed dividend	(14,554)	(7,620)	(2,389)	(3,390)	(7,158)
Deemed dividend to preferred shareholders	—	(2,422)	—	—	—
Net loss from continuing operations attributable to common shareholders	(14,554)	(10,042)	(2,389)	(3,390)	(7,158)
Loss from discontinued operations, net of income tax	—	(1,646)	—	—	—
Loss from sale of discontinued operations, net of income tax	—	(309)	—	—	—
Net loss	$(14,554)	$(11,997)	$(2,389)	$(3,390)	$(7,158)

Net loss per share:
Basic & diluted	$(4.11)	$(3.85)	$(1.75)	$(2.76)	$(5.94)

Shares used in per share calculation:
Basic & diluted	3,539	3,117	1,368	1,227	1,204

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$27	$—	$—	$—	$—
Sales and marketing	12	25	5	—	—
Research and development	44	25	—	—	—
General and administrative	13	36	1,204	—	22
Total	$96	$86	$1,209	$—	$22

	As of October 31,
	2005	2004	2003	2002	2001
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$3,958	$3,313	$2,991	$4,427	$4,101
Restricted cash	—	320	320	—	—
Working capital	870	1,311	602	2,326	3,664
Total assets	16,246	32,545	11,069	11,921	15,370
Total long-term liabilities	897	1,400	392	901	634
Total liabilities and stockholder’ equity	16,246	32,545	11,069	11,921	15,370

Financial Highlights for Fiscal 2005

•                  Our net revenues in fiscal 2005 were $20.5 million, a 10.3% decrease from net revenues of $22.9 million in fiscal 2004. This decrease is primarily due to changes in market conditions in our North America region and management changes in our sales organization.

•                  Our net loss increased by 21.3% from $12.0 million in fiscal 2004 to $14.6 million in fiscal 2005. In fiscal 2005, we incurred impairment charges of $12.9 million related to the write downs of goodwill and intangible assets and restructuring charges of $638,000, compared to impairment charges of $1.0 million for goodwill and intangible assets and restructuring charges of $3.3 million in fiscal 2004.

•                  Our combined sales and marketing, research and development and general and administrative expenses decreased by $3.3 million (or 18.5%), or from $17.7 million in fiscal 2004 to $14.4 million in fiscal 2005, due to cost reductions as a result of our restructuring activities.

•                  Cash provided by operations in fiscal 2005 was $485,000, compared to $6.5 million of cash used in operations in fiscal 2004. During fiscal 2005, our cash and cash equivalents balance increased by approximately $700,000 to $4.0 million at October 31, 2005, compared to $3.3 million at October 31, 2004.

Fiscal 2005 and Beyond

During fiscal 2005, our primary focus was on the following areas:

•                  Full integration of Poet and FastObjects database access technologies into our Versant Object Database product line.

•                  Initiation and execution on a multi-element restructuring plan to refocus Versant on its core object database business.

•                  The Spin-off of tangible assets, technology rights and contracts related to our Versant Open                Access.NET (“VOA.NET”) business to Vanatec GmbH, a privately held company based in Germany, pursuant to the above-mentioned restructuring plan.

We nevertheless remained committed in our ongoing sales, marketing and research and development activities to sustain and grow our revenues from our software products and services.

We expect to derive most of our revenues in fiscal 2006 from Versant Object Database and FastObjects licenses and related services. We continue to experience significant quarterly fluctuations in our total revenues and believe this trend, which is similar to many companies in our industry, will continue in fiscal 2006.

Like many other software companies, we do not operate with a significant backlog of orders. Our license revenues, in particular, are difficult to forecast. Information technology spending, particularly in the U.S., has been relatively depressed over the recent years and customers manifest very conservative purchasing behavior. We expect a modest growth in our license and maintenance revenues and some improvements in the North America region in fiscal 2006. We anticipate that our international revenues, mainly from Europe, will continue to moderately increase as a percentage of our total revenues in the future as the European market for our products continues to improve.

We expect our sales and marketing, research and development and general and administrative expenses in fiscal 2006 to modestly decline compared to fiscal 2005, due to the restructuring plan that we announced on June 14, 2005 and began to implement during the remainder of fiscal 2005. We will adopt the principles of SFAS 123(R) during fiscal 2006, which will require the Company to reflect the fair value of stock-based compensation as expenses. Consequently, we expect the adoption of SFAS 123(R) to adversely impact our operating expenses in fiscal 2006.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of the assets and liabilities at the date of the financial statements and of the revenues and expenses during the reporting period.  We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information.  Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties.  We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations.  These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, the determination of allowance for doubtful accounts, determination of stock-based compensation, restructuring charges, and income taxes.

Revenue Recognition

We recognize revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support, “PCS”), and agreements for consulting and training activities.

We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, we defer all revenues from that transaction until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

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

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. Our license fees are non-cancelable and non-refundable and we do not make concessions or grant a refund for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of its software. Therefore, a customer’s delay or acceleration in its deployment schedule does not impact our revenue recognition. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term of the PCS, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

We categorize our customers into two broad groups, End-Users and Value Added Resellers (VARs). End User customers are companies who use our products internally and do not redistribute the product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute our products to their external third party customers, either individually or as part of an integrated product. We license our data management products through two types of perpetual licenses—development and test licenses and deployment licenses. Development and test licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Before an End-User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system.  For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

Revenues from the resale of third-party products or services are recorded at total contract value with the corresponding cost included in the cost of sales when we act as a principal in these transactions by assuming the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When we do not assume the risks and rewards of ownership, revenues from the resale of third-party products or services are recorded at contract value net of the cost of sales.

In rare cases that a customer requests engineering work for porting our products to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical work, we recognize revenues in accordance with SOP 81-1 and use either time and material percentage of completion or completed contract methods for recognizing revenues.  We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question.  We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified.  Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized.  When using the percentage of completion method, the following conditions must exist:

•                  An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

•                  The customers are able to satisfy their obligations under the contract.

•                  Versant is able to satisfy its obligations under the contract.

The completed contract method is used when reasonable or dependable estimates cannot be made. As a result, in such situations, we defer all revenues until such time that the work is fully completed.

Management makes significant judgments and estimates in connection with the determination of the revenue recognized in each accounting period. If we had made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized would have resulted.

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with SFAS No. 141, Business Combinations and account for the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respective fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill.  Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations expenditures at the time of acquisition.

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

•                  Versant Europe, acquired in 1997;

•                  Poet Holdings, Inc., acquired in March 2004;

•                  Technology of JDO Genie (PTY) Ltd, acquired in June 2004; and

•                  FastObjects, Inc., acquired in July 2004.

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity, less our liabilities. Under this approach, if the estimated fair value of our assets is greater than the carrying value of these assets, then there is no goodwill impairment.  If the estimated fair value of our assets is less than the carrying value of these assets, then we allocate the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit’s goodwill carrying amount and would be recorded in operation results during the period of such impairment.

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

In July 2005, we performed an evaluation of our goodwill and intangible assets based on the requirements of SFAS 142 and SFAS 144. As a result of this impairment test and valuation analysis, we determined that the value of our goodwill and intangible assets had been impaired and recorded impairment charges of $10.3 million and $2.6 million against our goodwill and intangible asset related to Poet and FastObjects acquisition, respectively.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income or increase our net loss. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items.  Our allowance for doubtful accounts amounted to $114,000, or 4% of gross accounts receivable, at October 31, 2005, and $368,000, or 7% of gross accounts receivable, at October 31, 2004. The reduction in the allowance for doubtful accounts at October 31, 2005 as compared to October 31, 2004, resulted from a continued favorable collection history that we experienced during the past fiscal year.

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

In December 2004, FASB revised SFAS No. 123 and issued SFAS No.123(R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123(R) in fiscal 2006. We expect that the adoption of SFAS 123(R) to have an adverse impact on our net income (or loss) and net income (or loss) per share.

Restructuring

We have streamlined and restructured our operations from time to time in the past. Our restructuring expenses and accruals require significant estimates by management using the best information available at the time. These estimates include: facility exit costs such as demise and lease termination costs; timing of future sublease occupancy; sublease income based on expected future market conditions; and other fees associated with our restructuring expenses, such as brokerage fees.

We evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals on a regular basis. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and changes in their ability to meet their financial obligations throughout the term of any sublease agreement. The impact of these estimated costs and sublease proceeds are significant factors in determining the appropriateness of our restructuring accrual balance presented in our Consolidated Balance Sheet at October 31, 2005. Our actual expenses may differ significantly from our estimates and as such, may require adjustments to our restructuring accruals, which will impact our operating results in future periods.

During the third quarter of fiscal 2005, we committed to and began implementing a restructuring program to realign our resources to refocus the company on our Versant Object Database product. As a result, we recorded total restructuring charges of $638,000 ($280,000 of which is related to severance costs) for the fiscal year ended October 31, 2005.

Income Taxes

We must estimate our income taxes in each of the jurisdictions in which we operate as part of the preparation of our consolidated financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet to the extent deemed realizable. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely. We must establish a valuation allowance against our U.S. net deferred tax assets. If we establish a valuation allowance or increase it in a given period, then we must increase the tax provision in our statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2005 for our deferred tax assets.

Results of Operations

The acquisitions of Mokume, Poet, the JDO Genie assets and FastObjects, Inc. became effective on November 19, 2002, March 18, 2004, June 30, 2004 and July 6, 2004, respectively. Therefore, our consolidated statements of operations for fiscal 2003 and 2004 incorporated the results from the effective dates of the respective acquisitions.

The following table sets forth the historical results of operations for Versant expressed as a percentage of total revenues.

	Percentage of Revenues Fiscal year ended October 31,
	2005	2004	2003

Revenues:
License	43%	42%	41%
Maintenance	31	30	28
Professional services	26	28	31
Total revenue	100%	100%	100%

Cost of revenues:
License	1	2	4
Amortization of intangible assets	3	3	0
Maintenance	7	7	6
Professional services	26	26	27
Total cost of revenue	37%	38%	37%

Gross profit margin	63%	62%	63%

Operating expenses:
Marketing and sales	28	35	35
Research and development	19	22	20
General and adminstrative	23	20	20
Impairment of goodwill	50	3	0
Impairment of intangibles	13	1	0
Restructuring	3	14	0
Total operating expenses	136%	95%	75%
Loss from operations	-73%	-33%	-12%
Variable interest, net	2	0	0
Other income(loss), net	1	1	2
Loss from continuing operations before taxes and deemed dividend	-70%	-32%	-10%
Provision for income taxes	0	0	0
Net loss from continuing operations before deemed dividend	-70%	-32%	-10%
Deemed dividend to preferred shareholders	0	-11	0
Net loss from continuing operations attributable to common shareholders	-70%	-43%	-10%
Loss from discontinued operations, net of income tax	0	-7	0
Loss from sale of discontinued operations, net of income tax	0	-1	0
Net loss	-70%	-51%	-10%

Revenues

Total Revenues: The following table summarizes total revenues (in thousands, except percentages) for fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage

Total revenues	$20,509	$22,875	$22,059	$(2,366)	-10%	$816	4%

Total revenues are comprised of license fees, maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released.

Our total revenues declined $2.4 million (or 10%) in fiscal 2005 compared to fiscal 2004. Our total revenues increased $816,000 (or 4%) in fiscal 2004 compared to fiscal 2003.

Like many other enterprise software companies, we do not operate with a significant backlog of orders. Information Technology spending in general has been considerably depressed over the recent years and customers’ purchasing behavior has changed to a more “as needed” approach, which makes it even more difficult for us to forecast our revenues. Therefore, the inherently unpredictable business cycle of an enterprise software company together with the cautious consumer behavior in the macro-economic environment, make discernment of continued and meaningful business trends more difficult. We expect, however, that maintenance revenues will grow modestly in fiscal 2006. In terms of license revenues, we are still experiencing extremely cautious behaviors in IT purchasing in North America: lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, are factors adversely affecting our license revenues. This trend is more apparent in the telecommunications and technology industries. We expect our international revenues to be modestly higher in fiscal 2006.

Revenues by Geographic Area: The following table summarizes total revenues by geographic area (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

Fiscal 2005 Compared to Fiscal 2004

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Total revenues by geographic area
North America	$10,069	$14,457	$16,622	$(4,388)	-30%	$(2,165)	-13%
Europe	10,087	7,689	4,690	2,398	31%	2,999	64%
Asia	353	729	747	(376)	-52%	(18)	-2%
Total	$20,509	$22,875	$22,059	$(2,366)	-10%	$816	4%

Percentage of revenues by geographic area:
North America	49%	63%	76%
Europe	49%	34%	21%
Asia	2%	3%	3%
Total	100%	100%	100%

Total revenues decreased $2.4 million (or 10%) in fiscal 2005 compared to fiscal 2004. The decrease in revenues is primarily due to a decline of $4.4 million in our North America region revenues offset by an increase of $2.4 million in the revenues of our Europe region. The revenue decline in North America was due to weak market conditions in this region. Further, due to our restructuring, we had an organizational change in our sales department and the new management team was not fully established until the fourth quarter of fiscal 2005, which resulted because of delays and losses in closure of some of our revenue contracts.

In fiscal 2005, international revenues represented approximately 51% of our total revenues, compared to 37% in fiscal 2004. The increase in international revenues, as a percentage of our total revenues in fiscal 2005 over fiscal 2004, partially reflects the fact that Poet’s operations, which represents a major component of our European revenues, was included in the entire period in fiscal 2005, but was only partially included in fiscal 2004 from March 18, 2004. Further, we have a more established sales force in Europe and operate in a more favorable market condition.

Revenues from North America: The $4.4 million (or 30%) decline in North America revenues in fiscal 2005 compared to fiscal 2004, occurred across all three categories of revenues in this region. We attribute this outcome more to cautious purchasing behavior in the region rather than a discernable trend that customers are moving away from using Versant’s technology. Lower license revenues in North America were mainly due to softness of demand for our Versant Object Database product line and the lack of execution of any major contract. Lower maintenance revenues in North America were due to a decline of new license revenues and termination of some major maintenance contracts. Lower professional services revenues in

North America were primarily due to completion of several long-term consulting engagements that were not renewed or replaced during the fiscal year.

Revenues from Europe: The $2.4 million (or 31%) increase in European revenues in fiscal 2005 compared to fiscal 2004 was primarily due to the following: receipt of a significant follow on order from a European telecommunications company for $1.8 million during the three months ended January 31, 2005, existence of an overall strong demand for our products, a well established sales force in our Europe region, and the impact of favorable foreign currency exchange rates of $359,000.

Fiscal 2004 Compared to Fiscal 2003

Total revenues increased $816,000 (or 4%) in fiscal 2004 compared to fiscal 2003. The increase in revenues was primarily due to an increase of $3.0 million in our Europe region revenues offset by decreases of $2.2 million in the revenues of our North America region.

In fiscal 2004, our international revenues represented approximately 37% of our total revenues, compared to 24% in fiscal 2003. The increase in international revenues, as a percentage of our total revenues in fiscal 2004 compared to fiscal 2003, was mainly due to our acquisition of Poet, which derives a significant amount of its revenue from European customers.

Revenues from North America: The $2.2 million (or 13%) decrease in North America revenues in fiscal 2004 compared to fiscal 2003 was attributed mainly to cautious purchasing behavior in the region and overall market condition.

Revenues from Europe: The $3.0 million (or 64%) increase in European revenues in fiscal 2004 compared to fiscal 2003 was primarily due to our merger with Poet, although revenues from Versant’s data management products grew in this region as well.

Revenues by Industry: The following table summarizes our revenues by industry (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Total revenues by industry
Technology	$7,655	$8,693	$7,279	$(1,038)	-12%	$1,414	19%
Telecommunications	4,084	4,575	5,736	(491)	-11%	(1,161)	-20%
Defense	1,353	3,202	3,529	(1,849)	-58%	(327)	-9%
Other	7,417	6,405	5,515	1,012	16%	890	16%
Total	$20,509	$22,875	$22,059	$(2,366)	-10%	$816	4%

Percentage of revenues by industry:
Technology	37%	38%	33%
Telecommunications	20%	20%	26%
Defense	7%	14%	16%
Other	36%	28%	25%
Total	100%	100%	100%

Fiscal 2005 Compared to Fiscal 2004

For the past few years, the technology industry has been our largest revenue source. The incorporation of Versant products into the application offerings of independent software vendors (ISVs), such as PeopleSoft (since acquired by Oracle) and Borland as well as increasing sales of the ISV’s products has generated most of the license revenues in this industry. Our products are used by the technology industry mainly for demand consensus forecasts, collaborative planning and requirements definition. In addition, revenues for Versant WebSphere Professional Services are mainly derived from the technology industry. Our revenues in the technology industry decreased $1.0 million (or 12%) in fiscal 2005 compared to fiscal 2004. This was primarily mainly due to a decline in our North America professional services revenues, as several major WebSphere projects were completed during the first part of fiscal 2005, which were not renewed or replaced during that fiscal year as a result of economic conditions and organizational changes in our WebSphere practice.

The telecommunications industry continues to be a very significant vertical market industry for us.  We market our products to the telecommunications industry in strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications industry declined $491,000 (or 11%) in fiscal 2005 compared to fiscal 2004, primarily due to a continued weak demand for our products in the telecommunications industry.

Defense industry revenues declined $1.8 million (or 58%) in fiscal 2005 compared to fiscal 2004, mainly due to a decline in demands for our products in the defense industry and the absence of any major defense industry contracts as a result of economic conditions and centralization of our sales management as well as some organizational changes in our U.S sales operation.

Fiscal 2004 Compared to Fiscal 2003

Our revenues in the technology industry increased $1.4 million (or 19%) in fiscal 2004 compared to fiscal 2003. This was mostly due to an increase in our WebSphere consulting practice revenues because of signing several major consulting agreements.

Our revenues from the telecommunications industry decreased $1.2 million (or 20%) in fiscal 2004 compared to fiscal 2003, which reflected the ongoing economic challenges in this industry.

Our revenues from the defense industry decreased $327,000 (or 9%) in fiscal 2004 compared to fiscal 2003. We attributed this decline to changes in economic conditions and centralization of our sales management as well as some organizational changes in our U.S sales operation.

Revenues by Category:  The following table summarizes our revenues by category (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Total revenues by category
License revenues	$8,828	$9,686	$9,082	$(858)	-9%	$604	7%
Maintenance revenues	6,305	6,783	6,076	(478)	-7%	707	12%
Professional services revenues	5,376	6,406	6,901	(1,030)	-16%	(495)	-7%
Total	$20,509	$22,875	$22,059	$(2,366)	-10%	$816	4%

Percentage of revenues by category:
License revenues	43%	42%	41%
Maintenance revenues	31%	30%	28%
Professional services revenues	26%	28%	31%
Total	100%	100%	100%

Fiscal 2005 Compared to Fiscal 2004

License revenues: License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

License revenues declined $858,000 (or 9%) in fiscal 2005 compared to fiscal 2004. This decline was largely attributable to $2.7 million decline in license revenues in our North America region as result of adverse market conditions and softness of demand for our Versant Object Database line of business. Further, due to our restructuring, we had organizational changes in our sales department and the new management team was not fully established until the fourth quarter of fiscal 2005, which resulted to delay in closure and losses in some of our revenue contracts. The decline was partially offset by a $1.8 million increase in license revenues in our Europe region as a result of a significant follow through order from a European telecommunications company during the first quarter of fiscal 2005, overall strong demand for our products in Europe, and the presence of an established sales force in our Europe region.

Maintenance revenues: Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with Internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options. Our maintenance revenues decreased approximately $478,000 (or 7%) in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to a decline of $1.1 million in maintenance revenues in our North America region as a result of termination of a few major maintenance agreements for approximately $650,000, which were terminated towards the end of the fourth quarter in fiscal 2004, and elimination of product lines for approximately $450,000. The decrease was partially offset by an increase of $600,000 in maintenance revenues from our Europe region due to increased license revenues, the addition of Poet’s maintenance and support contracts, and the impact of a favorable foreign currency exchange gain of $106,000. Growth in maintenance revenues is highly dependent on our ability to generate additional license revenues as well as retaining our customer base.

Professional services revenues: Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Our professional services revenues decreased approximately $1.0 million (or 16%) in fiscal 2005 compared to fiscal 2004. The decline was primarily due to an overall decline of the backlog in our new professional services contracts in our North America region and a decrease in Versant’s WebSphere consulting revenues due to the completion of several long-term WebSphere engagements that did not get renewed or replaced in fiscal 2005, mainly due to economic conditions and organizational changes in our WebSphere practice. WebSphere consulting represented 70% of our total professional services revenues in fiscal 2005, compared to 60% in fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

License revenues: License revenues increased approximately $604,000 (or 7%) in fiscal 2004 compared to fiscal 2003, due to approximately $1.9 million of license revenues from Poet products, which was primarily generated in Europe, offset by an approximately $1.3 million decline in Versant’s core data management license revenues. This shortfall was due to weakness in our Value Added Reseller (VAR) revenues in the second and third quarters of fiscal 2004. Resale of third party products comprised approximately 1% of our total license revenues in fiscal 2004, down considerably from 8% of our total license revenues in fiscal 2003. In fiscal 2003, we had several third party products that we were marketing in our normal course of business, this practice discontinued in fiscal 2004 due to changes in customer demands.

Maintenance revenues:  Maintenance revenues increased approximately $707,000 (or 12%) in fiscal 2004 compared to fiscal 2003, mainly due to the addition of Poet’s maintenance and support contracts in Europe.  However, maintenance revenues from Versant’s Object Database customers, in fiscal 2004 remained at a level comparable to fiscal 2003.

Professional service revenues: Professional services revenues decreased approximately $495,000 (or 7%) in fiscal 2004 compared to fiscal 2003, primarily due to a decrease in Versant’s WebSphere consulting revenues. WebSphere consulting represented 60% of our total professional services revenues in fiscal 2004 compared to 62% in fiscal 2003.

Cost of Revenues

Cost of Revenues: The following table summarizes the cost of revenues (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage

Total revenues	$20,509	$22,875	$22,059	$(2,366)	-10%	$816	4%

Cost of license revenues	274	457	843	(183)	-40%	(386)	-46%
Cost of maintenace revenues	1,456	1,516	1,312	(60)	-4%	204	16%
Cost of service revenues	5,164	5,858	6,011	(694)	-12%	(153)	-3%
Amortization of intangibles	671	698	91	(27)	-4%	607	667%
Total cost of revenues	$7,565	$8,529	$8,257	$(964)	-11%	$272	3%

Gross margin	$12,944	$14,346	$13,802	$(1,402)	-10%	$544	4%
Gross margin percentage	63%	62%	63%

Cost of revenues was $7.6 million (or 37% of total revenues) in fiscal 2005, a decline of $964,000 (or 11%) over the cost of revenues of $8.5 million (or 38% of total revenues) reported in fiscal 2004.

Cost of revenues was $8.5 million (or 38% of total revenues) in fiscal 2004, an increase of $272,000 (or 3%) over the cost of revenues of $8.3 million (or 37% of total revenues) reported in fiscal 2003.

Gross margin percentages (cost of revenues as a percentage of total revenues) were relatively flat at 63%, 62% and 63% in fiscal 2005, 2004 and 2003, respectively.

Cost of license revenues: Cost of license revenues consists primarily of royalties and cost of third party products, which we resell to our customers, as well as product media and shipping and packaging costs.

The following table summarizes the cost of license revenues (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
License
Revenues	$8,828	$9,686	$9,082	$(858)	-9%	$604	7%
Cost	274	457	843	(183)	-40%	(386)	-46%
Margin	$8,554	$9,229	$8,239	$(675)	-7%	$990	12%

Margin percentage	97%	95%	91%

Fiscal 2005 Compared to Fiscal 2004

Cost of license revenues was $274,000 (or 3% of license revenues) in fiscal 2005, a decrease of $183,000 (or 40%) over the cost of license revenues of $457,000 (or 5% of license revenues) in fiscal 2004. The decrease was primarily due to a $250,000 decline in the cost of license revenues in our North America region related to a decline in royalty expenses associated with the termination of a contract with one of our third party vendors for licenses that we no longer embed in our standard product line.  The termination of this royalty contract resulted in a reduction of royalty expenditures for approximately $100,000 per quarter. This decrease was partially offset by an increase of $69,000 in our Europe region related to royalty expenses for third party products that we embed in our standard product line in Europe.

License margin improved by 2% in fiscal 2005 compared to fiscal 2004, due to the fact that our revenue mix included fewer revenues from the sale of third party products, which have lower margins.

Fiscal 2004 Compared to Fiscal 2003

Cost of license revenues was $457,000 (or 5% of license revenues) in fiscal 2004, a decrease of $386,000 (or 46%) over the cost of license revenues of $843,000 (or 4% of license revenues) in fiscal 2003. Cost of license revenues decreased by $386,000 (or 46%) in fiscal 2004 compared to fiscal 2003. The decrease was primarily due to approximately $500,000 lower cost of resold licenses and offset by approximately $100,000 in higher product royalty payments in fiscal 2004 compared to fiscal 2003.

License margin improved by 4% in fiscal 2004, due to the fact that our revenue mix included fewer revenues from lower margin sales of third party products.

Cost of maintenance revenues: Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

The following table summarizes the cost of maintenance revenues (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Maintenance
Revenues	$6,305	$6,783	$6,076	$(478)	-7%	$707	12%
Cost	1,456	1,516	1,312	(60)	-4%	204	16%
Margin	$4,849	$5,267	$4,764	$(418)	-8%	$503	11%

Margin percentage	77%	78%	78%

Fiscal 2005 Compared to Fiscal 2004

Cost of maintenance revenues was $1.5 million (or 23% of maintenance revenues) in fiscal 2005, a decline of $60,000 (or 4%) over the cost of maintenance revenues of $1.5 million (or 22% of maintenance revenues) in fiscal 2004. This was primarily due to a $195,000 decline in the cost of license revenues in our North America region related to reduction of headcount of three employees and their associated salary and benefits expenses and facilities allocation costs. The decrease in our North America region was partially offset by a $140,000 increase in expenses in our Europe region, as the result of the Poet acquisition and our decision to maintain a technical support presence in Europe to accommodate the requirements for technical services from our European customer base subsequent to the Poet merger.

Maintenance margin declined by 1% in fiscal 2005 compared to fiscal 2004, because the reduction in maintenance revenues outpaced the reduction in cost during the period.

Fiscal 2004 Compared to Fiscal 2003

Cost of maintenance revenues was $1.5 million (or 22% of maintenance revenues) in fiscal 2004, an increase of $204,000 (or 16%) over the cost of maintenance revenues of $1.3 million (or 22% of maintenance revenues) in fiscal 2003, primarily as a result of the addition of Poet’s customer support organization in Europe.

Maintenance margin remained unchanged at 78% in fiscal 2004 compared to fiscal 2003.

Cost of professional services revenues: Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

The following table summarizes the cost of professional services revenues (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Professional services
Revenues	$5,376	$6,406	$6,901	$(1,030)	-16%	$(495)	-7%
Cost	5,164	5,858	6,011	(694)	-12%	(153)	-3%
Margin	$212	$548	$890	$(336)	-61%	$(342)	-38%

Margin percentage	4%	9%	13%

Fiscal 2005 Compared to Fiscal 2004

Cost of professional services revenues was $5.2 million (or 96% of professional services revenues) in fiscal 2005, a decline of $694,000 (or 12%) over the cost of professional services revenues of $5.9 million (or 91% of professional services revenues) in fiscal 2004. This was primarily due to a decline of $500,000 related to reduction of third party consulting expenses in our North America region as result of the completion of several long term contracts, a decline of $260,000 in our North America region related to headcount reduction of one employee and the associated salary and benefits expenses and facility allocation cost. The decline was partially offset by an increase of $72,000 in our Europe region due to increased service revenues in that region.

Professional services revenues margins declined by 5% in fiscal 2005 compared to fiscal 2004, due to lower utilization rates of our professional personnel.

Fiscal 2004 Compared to Fiscal 2003

Cost of professional services revenues was $5.9 million (or 91% of professional services revenues) in fiscal 2004, a decline of $153,000 (or 3%) over the cost of professional services revenues of $6.0 million (or 87% of professional services revenues) in fiscal 2003. This was mainly due to headcount reduction of two employees and the associated salary and benefits expenses and facilities allocation of approximately $300,000. This decline was offset by approximately $100,000 increase in subcontract consulting costs, as some of our employees transitioned to subcontractor status.

Professional services revenues margin declined by 4% in fiscal 2004 compared to fiscal 2003, as the decline in revenues outpaced the reduction in cost.

Amortization of Intangible Assets: The following table summarizes the amortization of intangible assets (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage

Mokume Software, Inc.	$—	$72	$91	$(72)	-100%	$(19)	-21%
Poet Holdings, Inc.	507	571	—	(64)	-11%	571	—
JDO Genies (PTY), LTD.	112	35	—	77	220%	35	—
FastObjects, Inc.	52	20	—	32	160%	20	—
Total amortization of purchased intangibles	$671	$698	$91	$(27)	-4%	$607	667%

Fiscal 2005 Compared to Fiscal 2004

The amortization of intangible assets in fiscal 2005 consists of the amortization of intangible assets acquired in 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $671,000 (or 3% of total revenues) in fiscal 2005, as compared to $698,000 (or 3% of total revenues) in fiscal 2004. The decline in absolute dollars of $27,000 in fiscal 2005 compared to fiscal 2004, was due to several write offs of our intangible assets, which occurred in late fiscal 2005.

We expect to incur approximately $79,000 per quarter for amortization of intangible assets quarterly in fiscal 2006.

Operating Expenses

Operating Expenses.  The following table summarizes our operating expenses (in thousands, except percentages) for fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Operating expenses
Sales and marketing	$5,815	$8,051	$7,703	$(2,236)	-28%	$348	5%
Research and development	3,925	5,137	4,340	(1,212)	-24%	797	18%
General and administrative	4,687	4,514	4,471	173	4%	43	1%
Impairment of goodwill and intangibles	12,913	1,024	—	11,889	1161%	1,024	—
Restructuring	638	3,271	—	(2,633)	-80%	3,271	—
Total	$27,978	$21,997	$16,514	$5,981	27%	$5,483	33%

Fiscal 2005 Compared to Fiscal 2004

Operating expenses were $28.0 million (or 136% of total revenues) in fiscal 2005, an increase of $6.0 million (or 27%), compared to $22.0 million (or 96% of total revenues) in fiscal 2004. This increase included $12.9 million of non-cash changes for impairment of goodwill and intangible assets and restructuring charges of $638,000 in fiscal 2005, compared to $1.0 million of non-cash charges for impairment of goodwill and intangible assets, and restructuring charges of $3.3 million in fiscal 2004. This increase also included $187,000 of foreign currency exchange losses.

Sales and Marketing: Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $5.8 million (or 28% of total revenues) in fiscal 2005, a decrease of $2.2 million (or 28%), compared to $8.1 million  (or 35% of total revenues) in fiscal 2004. The decrease was mainly due to a decline of $1.4 million in the costs of our North America sales organization as a result of headcount reduction of seven employees and their related salaries and benefits expenses and commission and traveling expenses and facilities allocation costs, as well as a decline of $180,000 in the consulting expenses in our North America marketing organization as a result of lower activities in various marketing programs. In addition, there was a decline of $600,000 in sales and marketing expenses in our Europe region due primarily to a decline in salary and benefit expenses and commission and traveling expenses in our European sale organization related to a headcount reduction of nine sales employees.

Research and Development: Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $4.0 million (or 19% of revenues) in fiscal 2005, a decrease of  $1.2 million (or 24%), compared to $5.1 million (or 22% of revenues) in fiscal 2004. The decrease was primarily due to a decrease of $1.6 million in our North America operations related to headcount reduction of twelve employees and their related salaries and benefits expenses due to our restructuring in the fourth quarter of fiscal 2004. These cost reductions were partially offset by an increase of $314,000 in our European operation costs for an additional six employees who joined Versant pursuant to the Poet acquisition and their related salary and benefit expenses. We also experienced an increase of $74,000 in our Indian operation for an additional headcount of nine employees for their related salary and benefit expenses.

We anticipate that we will continue to invest significant resources in research and development activities in the future to develop new products, advance the technology of our existing products and develop new business opportunities. We also expect that the consulting expenses related to JDO Genie to be replaced by some additional research and development payroll expenditures.

General and Administrative: General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $4.7 million (or 23% of total revenues) in fiscal 2005, an increase of $173,000 (or 4%), compared to $4.5 million (or 20% of total revenues) in fiscal 2004. This increase was due to $820,000 increase in North America expenses for professional services fees which were primarily associated with accounting and legal services for SEC compliance, offset by a decline of $473,000 in North America region expenses related to the headcount reduction of four employees and their associated salary and benefits expenses and facility allocation costs. These costs were further offset by a decline of $200,000 in our Europe operation expenses related to the headcount reduction of six employees and their associated salary and benefit expenses due to consolidation of Versant Europe operation with Poet.

We expect an increase in general and administrative expenses in fiscal 2006 mainly due to the costs associated with compliance with SEC reporting regulations and the Sarbanes-Oxley Act of 2002.

Fiscal 2004 Compared to Fiscal 2003

Operating expenses were $22.0 million (or 96% of total revenues) in fiscal 2004, an increase of $5.5 million (or 33%), compared to $16.5 million (or 75% of total revenues) in fiscal 2003. This increase included $1.0 million of non-cash changes for impairment of goodwill and intangible assets, and restructuring charges of $3.3 million in fiscal 2004.

Sales and Marketing: Sales and marketing expenses were approximately $8.0 million (or 35% of total revenues) in fiscal 2004, an increase of  $300,000 (or 5%), compared to $7.7 million  (or 35% of total revenues) in fiscal 2003. The increase was comprised of approximately $800,000 due to the addition of Poet’s marketing and sales organization in Europe, offset by an approximately $500,000 reduction in Versant’s pre-existing marketing and sales organization. In fiscal 2004, we reduced our sales and marketing headcount reductions in both North America and Europe and reduced the commission expense in North America due to lower revenue levels in Versant’s core data management products in that region. Average headcount in fiscal 2004 remained unchanged compared to fiscal 2003 on a worldwide basis, but the Europe headcount was slightly higher than the North America.

Research and Development: Research and development expenses were $5.1 million (or 22% of revenues) in fiscal 2004, an increase of approximately $800,000 (or 18%), compared to $4.3 million (or 20% of revenues) in fiscal 2003. This was primarily due to addition of Poet’s research and development organization in Europe for approximately $700,000, and also additional expenses for the engineering work contracted to a third party in China for approximately $100,000. Headcount in our research and development organization in fiscal 2004 was slightly lower compared to fiscal 2003 on a worldwide basis, but the geographic mix of the headcount was different. We reduced our headcount slightly in North America, but we experienced a higher turnover and inflationary pressures on salaries in our Indian organization, similar to many other “high tech” employers in this region.

General and Administrative: General and administrative expenses were $4.5 million (or 20% of total revenues) in fiscal 2004 and $3.3 million (excluding non cash stock expense allocation of $1.2 million) in fiscal 2003. The increase of $1.2 million is comprised of approximately $800,000 attributable to the addition of Poet’s general and administrative organization in Europe, approximately $300,000 of legal, accounting and consulting costs resulting primarily from our merger and acquisition activities and approximately $100,000 for executive bonuses. Our average total worldwide headcount during fiscal 2004 was higher compared to fiscal 2003 primarily due to additional accounting and information technology staff that we assumed, as a result of Poet merger.

Other Income, Net

Other income, net primarily represents the foreign currency gain or loss as a result of settling transactions denominated in currencies other than our functional currency. It also represents the interest expense due to our financing activities offset by interest income earned for our cash and cash equivalents.

The following table summarizes our other income, net (in thousands, except percentages) in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Other income (expense), net
Foreign exchange gain (loss)	$132	$(47)	$343	$179	-381%	$(390)	-114%
Interest income	63	77	41	(14)	-18%	36	88%
Interest expense	(26)	(3)	(2)	(23)	767%	(1)	50%
Other income (expense)	28	57	15	(29)	-51%	42	280%
Variable interest, net	320	—	—	320	—	—	—
Effect of accounting change	—	35	—	(35)	-100%	35	—
Total	$517	$119	$397	$398	334%	$(278)	-70%

Fiscal 2005 Compared to Fiscal 2004

Other income, net was $517,000 (or 3% of revenues) in fiscal 2005, compared to $119,000 (or 1% of revenues) in fiscal 2004. The increase in absolute dollars of $398,000 was due primarily to foreign exchange fluctuation of $180,000 as a result of a stronger local currencies compared to U.S. dollar, and also the variable interest liability of $320,000, as a result of the consolidation of our variable interest entity, Vanatec, GmbH.

In July 2005, through our subsidiary Versant GmbH, we entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to our Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (“Vanatec”) (a newly formed privately held German based company). In connection with that spin-off, seven of our former employees departed us to join Vanatec, and a partnership formed by those individuals, which received an 80.4% equity interest in Vanatec, with we retaining the remaining 19.6% equity interest in Vanatec.

VOA.NET was one of the aforementioned non-strategic product lines, which we decided to spin off. We believe that the dissolution of the VOA.NET business would have caused us to incur cash outlays and expenses for severance and other contractual obligations in amounts comparable to the restructuring charge from the Vanatec spin-off.  The spin-off of the VOA.NET business will allow us focus on our core database business and progress towards our long-term profitability goal.

We determined that equity at risk in Vanatec is not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, we have determined that Vanatec is a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended). As a result, Vanatec’s results are included in Versant’s consolidated financial statements, with the 80.4% equity interest held by former Versant employees reflected as a variable interest liability.

Fiscal 2004 Compared to Fiscal 2003

Other income, net was $119,000 (or 1% of revenues) in fiscal 2004, compared to $397,000 (or 2% of revenues) in fiscal 2003. The decrease in absolute dollars of $278,000 was due primarily to a decrease in foreign exchange fluctuation of $390,000, which was partially offset by an increase of $35,000 for the effect of accounting change, due to an increase in our percentage of ownership in FastObjects, Inc., from 19% to 100%. This adjustment reflects the retroactive change to the equity method of accounting.

Provision for Income Taxes

Provision for income taxes primarily consists of foreign withholding taxes and state and local taxes. The following table summarizes our provision for income taxes (in thousands, except percentages) for fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Provision for income taxes
Provision for income taxes	$37	$88	$74	$(51)	-58%	$14	19%

We incurred foreign withholding tax and state franchise tax of approximately $37,000, $88,000 and $74,000 in fiscal 2005, 2004 and 2003, respectively, which we have included in our income tax provision.  The decline in provision for income taxes in fiscal 2005 compared to fiscal 2004 was mainly due to lower foreign withholding taxes as a result of a decline in revenues from our Asia region.

We record a valuation allowance to reduce net deferred tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our net deferred tax assets, as we are presently unable to conclude that it is more likely than not that net deferred tax assets will be realized.

At October 31, 2005, we had federal and state net operating loss carry forwards of approximately $82.7 million and $24.6 million, respectively and federal and state tax credit carry forwards of approximately $2.2 million and 1.3 million, respectively.  The federal and state tax credit carry forwards and federal tax credit carry forwards expire on various dares through 2024, if not utilized. The state tax credit can be carried forward indefinitely.  Due to our history of operating losses, we believe that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $34.0 million has been recorded against our net deferred tax assets. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

A portion of deferred tax assets relating to net operating losses, pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

Due to “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carry forwards to offset federal taxable income in future periods may be subject to an annual limitation.

Liquidity and Capital Resources

Cash and Cash Equivalents

We financed our operations and met our capital expenditure requirements through cash flows from operations in fiscal 2005.

As of October 31, 2005, $2.9 million of our cash and cash equivalents were held in foreign financial institutions. Currently, there are no legal restrictions or tax penalties if we decide to repatriate this cash. The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of Octocber 31, 2005
	Local Currency	U.S. Dollar
Cash in foreign currency:
Euro	2,133	$2,572
British Pound	146	259
India Rupee	2,405	53
Total		$2,884

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

In relation to our cash balances held overseas, there were no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States.  However, we may be subject to income tax withholding in the source countries and to U.S. federal and state income taxes if the cash payment or transfer from our subsidiaries to the U.S. parent were to be classified as a dividend.  Other payments made by our European overseas subsidiaries in the ordinary course of business (e.g. payment of royalties or interest from the subsidiaries to the U.S. parent) were generally not subject to income tax withholding due to tax treaties.

Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

We believe that with our current cost structure, after the restructuring and the spin off of our Versant Open Access.NET assets to Vanatec, we can realistically operate at a cash flow positive or breakeven position in fiscal 2006.

Cash Flow provided by (used in) Operating Activities

This table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities (in thousands):

	Fiscal Year ended October 31,			Fiscal 2005 vs 2004 Increase (Decrease)		Fiscal 2004 vs 2003 Increase (Decrease)
	2005	2004	2003	In Dollars	Percentage	In Dollars	Percentage
Net cash provided by (used in) operating activities:
Net loss	$(14,554)	$(9,575)	$(2,389)	$(4,979)	52%	$(7,186)	301%
Non-cash adjustments	13,734	3,328	2,086	10,406	313%	1,242	60%
Restricted cash	320	—	(320)	320	—	320	-100%
Accounts receivable	2,690	(93)	106	2,783	-2992%	(199)	-188%
Prepaid expense and other assets	406	237	201	169	71%	36	18%
Accounts payable, accrued liabilities and other liabilities	(2,071)	1,360	(1,500)	(3,431)	-252%	2,860	-191%
Deferred revenue	(40)	(1,780)	405	1,740	-98%	(2,185)	-540%
Total	$485	$(6,523)	$(1,411)	$7,008	-107%	$(5,112)	362%

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

Fiscal 2005

We generated $485,000 of cash flows from operations in fiscal 2005. This was primarily due to a $2.7 million reduction in accounts receivables as a result of improved collections procedures and improved days sales outstanding, or DSO, and was partially offset by $2.1 million cash used, as a result of reduction in accounts payables, accrued liabilities and other liabilities.

Non-cash adjustments were $13.7 million, as reflected in our cash flow statement in fiscal 2005, which were primarily due to a $12.9 million impairment of goodwill and intangible assets, recorded at the end of the third quarter of fiscal 2005. Non-cash adjustments may increase or decrease in the future and, as a result, this might positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

Changes in our assets and liabilities result from the timing of payments to our vendors for accounts payable and from our customers for accounts receivables, both of which will impact our operating cash flows in the future. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in the future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows. We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. The average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenue divided by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to the timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 45 days and 78 days for the three months ended October 31, 2005 and October 31, 2004, respectively.

The change in assets and liabilities of $1.3 million in fiscal 2005 was due to the following:

•                                          Reductions in prepaid and other assets of $406,000, of which $223,000 was for the refund of a deposit related to the disposition of the Catalog Solutions Business.

•                                          Reductions in accounts payable and other accrued liabilities of $2.1 million were primarily due to $1.4 million of payments made against our restructuring accrual, of which $504,000 was employee related and $926,000 was facilities related including adjustments of $122,000 against our restructuring accrual due to the new sub-leasing agreement in our UK office. The remaining reduction of $725,000 was primarily due to payout for consulting, commission and bonus payables of $149,000 in the U.S. in line with lower revenue levels; the reduction of acquisition accr uals of $335,000 in the U.S. due to the pay out of the remaining JDO purchase price; the reduction of customer deposit account of $200,000 in U.S. and payout of consulting accrual of $ 178,000 in U.S as result of decreased third party consultants expenses.

•                                          Decrease of $2.7 million in accounts receivable was primarily due to a decrease in revenues and also better collection procedures that resulted in a decline in our DSO in fiscal 2005.

Due to the execution of our June 2005 and October 2004 restructuring plans, we are forecasting a positive net income and cash flow in fiscal 2006.

Fiscal 2004

We used $6.5 million cash in operating activities in fiscal 2004, which was comprised of the following:

•      Approximately $4.9 million net cash outflow in our data management business, comprised of the following:

•                  Approximately $24.3 million of cash expenses, mainly employee related, an increase of $1.9 million over cash expenses paid in operating activities in fiscal 2003, primarily due to addition of Poet’s employees since March 18, 2004, plus

•                  approximately $700,000 of restructuring expenses paid in fiscal 2004, offset by

•                  approximately $20.1 million cash collected from our customers.

•      Approximately $1.6 million net outflow of cash from operations in our catalog business (incurred from March 18, 2004 through to the sale of this business in September 2004).

Fiscal 2003

In fiscal 2003, net cash used in operations was $1.4 million, comprised of the following:

•      cash expense, mainly employee related for approximately $22.4 million, and

•      legal and investment banking fees attributable to our merger with Poet for approximately $400,000, offset by

•      collections from our customers for approximately $21.7 million.

Cash Flow provided by (used in) Investing Activities

The primary uses of our cash in investing activities are typically for the purchases of property and equipment and acquired technology.

Fiscal 2005

In fiscal 2005, net cash used in investing activities was approximately $47,000, comprised of the following:

•                  cash used in purchases of property and equipment of $20,000 and cash generated from sales of property and equipment of $32,000. We anticipate a similar level of activities for the purchases of property and equipment in fiscal 2006, and

•                  $59,000 related to acquisition of a 19.6% of interest in Vanatec, a private held company to whom we spun-out our VOA.Net assets.

Our primary uses of cash in investing activities have typically been for the purchases of property and equipment (mostly information technology related equipment). However, in fiscal 2004 and 2003, we made a number of acquisitions (Mokume, Poet, FastObjects, Inc. and the JDO Genie technology) and incurred significant costs in connection with such acquisitions. Additionally, in fiscal 2004, we sold our catalog solutions business for cash, the proceeds from which are reflected in investing activities. We expect to incur additional information technology investments in fiscal 2006 to prepare for SOX 404 implementation in fiscal 2007.

Fiscal 2004

In fiscal 2004, net cash provided by investing activities was approximately $6.4 million, comprised of the following:

•                  cash inflows from the acquisition of Poet (net of transaction costs) and the sale of our catalog business for approximately $7.2 million, offset by

•                  investing outflows representing the net acquisition costs of FastObjects Inc. and the JDO Genie technology in fiscal 2004 for approximately $500,0000 and purchases of property and equipment for approximately $262,000.

Fiscal 2003

In fiscal 2003 net cash used in investing activities was approximately $527,000 comprised of the following:

•                  acquisition costs for Mokume Software, Inc. for $260,000, and

•                  purchases of property and equipment for $267,000.

Cash Flow Provided by (used in) Financing Activities

Fiscal 2005

Our main source of cash from financing activities is proceeds from sale of common stock under our employee stock option and stock purchase plans and, in the periods that we had a receivable line of credit in place, periodic draw-downs on the credit line that were typically repaid within a month.

In fiscal 2005, $380,000 cash provided by financing activities, comprised of the following:

•                  cash inflows of $334,000 due to proceeds from the sale of common stock under our employee stock option and stock purchase plans, and

•                  cash inflows of $50,000 due to proceeds from the borrowing from the line of credit during the fourth quarter of fiscal 2005. On June 21, 2005, Versant and a bank entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million from the bank at any one time under a revolving secured accounts receivable-based line of credit.  This line of credit permits Versant to obtain short-term loan advances from the bank equal to 80% of the face amount of specific eligible accounts receivable of Versant.  The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 267,000 shares available to issue under our current equity incentive plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Fiscal 2004

On September 3, 2004, our asset based credit line for $5 million with a financial institution expired and we elected not to renew the facility at that time due to our very low historic usage of this credit line. The last time we borrowed under this line was in October 2003 for $500,000, and this amount was repaid within a month.

Our primary uses of cash in financing activities were typically for the repayments under our receivables line that, as mentioned above, expired in September 2004.

In fiscal 2004, cash provided and used in financing activities were as follows:

•                  Repayment of the amount drawn-down on the receivables line of credit for $500,000 in October 2003, offset by

•                  the proceeds for the sale of common stock for $468,000, under our employee stock option and stock purchase plans.

Fiscal 2003

In fiscal 2003, financing activities as follows provided approximately $673,000 of cash, comprised of the following:

•                  A draw-down on our receivables line of credit for $500,000 in October 2003, and

•                  the proceeds for the sale of common stock for approximately $177,000 under our employee stock option and stock purchase plans.

Commitments and Contingencies

Our principal commitments as of October 31, 2005 consist of obligations under operating leases for facilities, equipments and contract commitments.

In November 1996, we entered into a ten-year operating lease agreement for our corporate headquarters in Fremont, California that commenced on June 1, 1997 and expires on May 31, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis. We also lease field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expenses in fiscal years ended October 31, 2005, October 31, 2004 and October 31, 2003, were approximately $1.0 million, $1.7 million, and $1.4 million, respectively.

We have recorded approximately $1.6 million of our commitments on the October 31, 2005 Balance Sheet. Our annual minimum commitments as of October 31, 2005 under non-cancelable operating leases, not recorded on the October 31, 2005 balance sheet, are as follows:

	Rental	Equipments
	Lease	Lease	Total
Fiscal year ending October 31,
2006	1,621	101	1,722
2007	875	63	938
2008	—	28	28
2009	—	24	24
2010	—	9	9
Thereafter	—	8	8
Total	$2,496	$233	$2,729

We believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flow from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated; then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment, if significant, it will be necessary for us to seek additional debt or equity financing.

As part of our recent restructuring plan, we spun-off the assets of our VOA.Net product to Vanatec, and we committed to the capital contribution of an additional 212,500 euros (or $260,000), which we contributed on November 3, 2005. Vanatec itself has projected cash disbursements of approximately $550,000 for the next six months ending April 30, 2006.

On June 21, 2005, we entered into a Loan and Security Agreement with a financial institution, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million at any time under a revolving secured accounts receivable-based line of credit.  This line of credit permits us to obtain short-term loan advances from the bank equal to 80% of the face amount of our specific eligible. The interest rate on each advance will be either 4.0% or 4.5% above the financial institution’s prime rate.

Our obligations to the financial institution under the Loan Agreements are secured by a first security interest in all of our assets, including our equipment, cash and intellectual property. The credit facility provided by the Loan Agreements will expire by June 21, 2007.

If we are required to obtain additional financing for our working capital, there can be no assurance that such financing will be available to us on reasonable financial terms, or at all. The prices at which new investors might be willing to purchase our securities may be lower than the market value or the trading price of our common stock. The sale of additional equity or convertible debt securities could also result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of our common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.

Further, if our common stock were ever delisted from trading on the NASDAQ Capital Market, our ability to obtain financing through sales of our stock would be materially impaired. Even if we were able to obtain additional debt or equity financing, the terms of this financing might significantly restrict our business activities and in some circumstances, might require us to obtain the approval of our shareholders, which could delay or prevent consummation of the financing transaction.

In order to be able to comply with the NASDAQ Capital Market’s continued listing requirements regarding the minimum bid price of our common stock, at our annual meeting of shareholders held on August 22, 2005, our shareholders approved an amendment of our articles of incorporation to effect a 1-for-10 reverse split of our outstanding Common Stock, and to reduce the number of authorized shares of our Common Stock, Series A Preferred Stock and undesignated Preferred Stock in proportion to the ratio of the reverse split.

Subsequent to the reverse split, on September 8, 2005, we received notice from NASDAQ market that we regained compliance with Marketplace Rule and the matter of possible delisting is now closed.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R). Versant will adopt SFAS No. 123(R) in the first quarter of fiscal 2006 and will recognize stock-based compensation related to employee equity awards in its condensed consolidated statements of operations using a fair value-based method on a modified prospective basis. Since Versant currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, it expects the adoption of SFAS No. 123(R) to have an adverse impact on the financial position and results of operations of the Company.

In October 2005, the Financial Accounting Standards Board, or FASB issued FASB Staff Position No, SFA 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (SFAS 123(R)), which requires the grant date be a date that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority). Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two FASB Staff Positions (FSP) related to the American Jobs Creation Act (“AJCA”). FSP No. 109-1 Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act (FSP 109-1) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Risk Factors

This annual report on Form 10-KSB contains forward-looking statements regarding the Company that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results of operations to differ materially from those contemplated in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We are dependent on a limited number of products, especially Versant Object Database. Nearly all of our license revenues to date have been derived from our Versant Object Database product and its predecessors. Consequently, if our ability to generate revenues from Versant Object Database were negatively impacted, our business, cash flows and results of operations would be materially adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in the North American market for enterprise software, slowness in the general economy or in key industries we serve, such as the technology, telecommunications and financial services industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make our products technologically obsolete or customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product, we still expect that sales of Versant Object Database will continue to be critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our Versant Object Database products can be expected to have a material negative impact on our business and results of operation.

Our revenue levels are not predictable. Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2005 our quarterly revenues have fluctuated from a high of $6.6 million in the first quarter of fiscal 2005 to a low of $4.3 million in the second quarter of fiscal 2005, with revenue in the fourth quarter of fiscal 2005 being $5.1 million. These quarterly fluctuations result from a number of factors, including the following items:

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

We may not be able to manage costs effectively given the unpredictability of our revenues. We expect to continue to maintain a relatively high percentage of fixed expenses, and we might be unable to reduce certain fixed expenses to accommodate any revenue reductions. If planned revenue growth does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results. A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, one of our customers contributed 16% and 17% of our total revenues for fiscal 2005 and fiscal 2004 respectively, and two of our customers each contributed 14% and 12% to our total revenues respectively for the quarter ended October 31, 2005. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

Our future revenues are substantially dependent upon our installed customers renewing maintenance agreements for our products and licensing or upgrading additional Versant Products; our future professional services and maintenance revenues are dependent on future sales of our software products We depend on our installed customer base for future revenues from maintenance renewal fees and licenses or upgrades of additional products. If our customers do not purchase additional products, upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenues would have a corresponding negative impact on the growth of our professional service revenues.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies. At October 31, 2005, we had approximately $4.0 million in cash and cash equivalents and working capital of approximately $870,000. To date, we have not achieved profitability or positive cash flow on a sustained basis. In response to this situation, in the fourth quarter of fiscal 2004 and starting the third quarter of fiscal 2005, we restructured our business operations to reduce our operating expenses by streamlining our operating processes. These restructuring efforts continued into the fourth quarter of fiscal 2005 and will be completed in fiscal 2006. Although with such restructuring, we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, we may choose to make further cost reductions and it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenues are unpredictable and a significant portion of our expenses is fixed (and more difficult to reduce further given previous cost reductions), a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources. For example, our acquisition of Poet and its operations increased certain operating expenses even after our fiscal 2004 restructuring, and if revenues from Poet’s product line do not materialize when anticipated, our working capital could be adversely impacted. Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing. There can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all. If we cannot secure adequate financing sources, then we would be required to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability. Our revenues and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer. Reduced demand for our product line may result from competition offered by alternative technologies or negative customer perception of our object-oriented technology. General economic conditions can also have a significant adverse effect on our revenues and results of operations. The slowdown in the world economy that began in the early 2000s caused many of our customers or potential customer to experience declines in their revenues and results of operations. This in turn caused potential or existing customers to defer purchases of capital equipment, particularly for critical IT infrastructure, which is the market sector we serve. We cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business. We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenues on the technology, telecommunications, and defense industries, and these industries are characterized by complexity, intense competition and changes in purchasing cycles. Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology and defense industries for sales of Versant Object Database. Our success in these areas is dependent, to a large extent, on general economic conditions affecting these industries, our ability to compete with alternative technology providers, our ability to develop products that can successfully operate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. Currently, companies in these markets are tending to scale back their technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years which could jeopardize our ability to continue to derive revenues from customers in that industry. The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry and the defense industry may experience new cycles of lower available technology budgets due to high levels of U.S. defense spending for operations in Iraq and Afghanistan. In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend increasingly on our international operations for our revenues as North American revenues have declined. A large and increasing portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain our international revenues. Following our acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than it had historically and consequently we must conduct our operations internationally and maintain a significant presence in international markets. For fiscal 2005, our international revenues derived from customers outside North America made up approximately 51% of our total revenues, compared to 37% for fiscal 2004. By contrast, North American-sourced revenues were 49% of our total revenues for fiscal 2005, down from 63% of total revenues for fiscal 2004. North American revenues for fiscal 2005 were $10.0 million, down significantly from North American revenues of $14.5 million for fiscal 2004. We believe that these reductions in our North American revenues are due largely to cautious purchasing behavior in the region for the past few quarters as well as the impact of changes in our sales management and organization with new strategies in the North America. European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. It is possible that the North America revenues will continue to remain depressed for fiscal 2006, making the international revenues even more critical to our operations and cash flows.

In fiscal 2002, we transitioned some of our international sales efforts to a business model that engages local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

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

In addition, in light of increasing global security and terrorism, there may be additional risks of disruption to our international sales activities. Any prolonged disruption in the markets in which we derive significant revenues may potentially have a material adverse impact on our revenues and results of operations.

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the company. In order to be successful, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions and those who became our employees as a result of our merger with Poet Holdings. In recent months our stock price has declined and we reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005. These and other circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel who are critical to the success of our operations and we have experienced some continued losses in our workforce in fiscal 2005. We must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, we now employ a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals. Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 29 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 35 employees in India. As a result of the Poet merger and recent management changes, our management team resides in both our U.S. headquarters in Fremont, California and our office in Hamburg, Germany and our Chief Executive Officer resides in Hamburg, Germany. The fairly large geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the company, and integrate our operations and business plans.

Our products have a lengthy sales cycle. The sales cycle for our Versant Object Database and FastObjects products varies substantially from customer to customer, and often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the strategic nature of our products and the expenditures associated with their purchase, potential customers are typically cautious in making product acquisition decisions. Influencing our customers’ decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit that without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sales transaction could potentially have a significant impact on our operating results for a particular fiscal period.

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about our financial performance. Although this case was dismissed, there can be no assurance that we will not be subject to similar litigation in the future. In addition, we recently settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume Software misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America’s trademarks and trade names. Litigation can be expensive to defend, can consume significant amounts of management time and could result in an adverse judgment or settlement that could have adverse effects on our results of operations and financial condition.

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ Stock Market and new accounting pronouncements, including new accounting rules regarding the expensing of stock options, will increase our costs to evaluate the implications of these laws, regulations and standards and comply with their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with evolving standards. We expect that this investment will result in increased general and administrative expenses in fiscal years 2006 and 2007 and a diversion of management time and attention from strategic revenues generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirement and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

The requirement to account for stock options we grant as compensation expense will significantly reduce our net income and our earnings per share, and may result in or increase losses.  Statement of Financial Accounting Standards No.123 (revised 2004) (SFAS No. 123(R)), Shared-Based Payment, will require us to account for equity under our stock plans using a fair value-based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced, and may result in or increase losses. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 2 to our Notes to Consolidated financial statements included in this report. A fair value-based model, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility, expected life of an option and forfeiture rate. We plan to adopt SFAS No. 123(R) in our first quarter of fiscal 2006, which will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

Adoption and application of accounting regulations and related interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits. Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, however these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet and FastObjects may adversely affect the market value of Versant’s common stock. In accordance with United States generally accepted accounting principles, Versant accounts for the merger with Poet and FastObjects, Inc. using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant has allocated the total estimated purchase price of Poet and FastObjects to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisition, and recorded the excess of the purchase price over those fair values as goodwill. Versant will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets becomes impaired, Versant may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, and potential impairment charges could have a material impact on Versant’s results of operations.

Risks Related to Our Industry

Our products face significant competition. For Versant Object Database and FastObjects products, we compete with other organizations offering other database management systems. We face substantial competition from traditional relational database management companies including Oracle, Computer Associates, Sybase, IBM, and Microsoft. We also face competition from object database companies including Object Design (which was acquired by Progress Software Corporation in 2002) and Objectivity. Additionally, some prospective customers might attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Berkeley DB, a simplified database without query processing capability.

Many of our competitors, especially Oracle, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products. They may further have more direct access to corporate decision-makers of key customers based on their previous relationships with customers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of a variety of products that we do not offer. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results, and financial condition.

We depend on successful technology development. We believe that significant research and development expenditures will continue to be necessary for us to remain competitive. While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties affecting the success of software development project introductions include technical difficulties, delays in introductions of new products, market conditions, competitive products, and consumer acceptance of new products and operating systems. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products, and our future research and development capabilities. Recent reductions in our revenues and operating expenses could require us to limit our research and development expenditures which in turn could adversely affect our ability to continue to timely develop technologies and products necessary for us to remain competitive.

We also face certain challenges in integrating third-party technology embedded in our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology providers, which may result in delays of the commercial release of new products. We expect that evolving industry standards will affect our business. For example, the EJB 3.0 standard (JSR 220) for data storage in the Java 2 Enterprise Edition will offer risks and opportunities for Versant. The principal risk is that this technology may stimulate the creation of a broader range of competitors, and some of them could potentially be able to offer applications bundled with application servers. The opportunity is that we expect a very large number of applications to be built with programming interfaces that can readily use Versant products to gain performance and other advantages.

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

We may be subject to claims of intellectual property infringement. We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows. For example, in the last quarter of fiscal 2004 we were served with a complaint filed by Systems America, Inc. alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002 and that Mokume had interfered with certain business relationships of Systems America. While this action has since been settled, any claim of this type, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing agreements. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, which could have a material adverse effect upon our business, operating results and financial condition.

Risks Related to our Stock

Our common stock is listed on the NASDAQ Capital Market. We do not currently meet the listing requirements necessary for our common stock to be listed on the NASDAQ National Market System (“NMS”). Effective October 1, 2002, we transferred the listing of our common stock from the NMS to the NASDAQ Capital Market. The listing of our common stock on The NASDAQ Capital Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to re-list our common stock on the NMS.

In order for our common stock to continue to be listed on the Nasdaq Capital Market, we must satisfy the Nasdaq Capital listing requirements, and there can be no assurance that we will be able to do so. Although the continued listing requirements of the Nasdaq Capital Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the $1.00 minimum price requirement, and that either (i) we have shareholders’ equity of $2,500,000, or (ii) we have $500,000 in net income or (iii) the market value of our publicly held shares be $35 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the Nasdaq Stock Market that, because our common stock had traded at a price below $1.00 per share for thirty consecutive trading days, we are required to regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the Nasdaq Capital Market. As a result of our adoption of a 1-for-10 reverse stock split that was approved by our shareholders on August 22, 2005, as of September 12, 2005 the closing bid price of our common stock exceeded $1.00 per share for more than ten consecutive trading days and on September 8, 2005 we received written notification from the Nasdaq Stock Market that we regained compliance with this minimum bid price requirement. Our stockholders’ equity as of October 31, 2005 was $9.0 million, reflecting a decrease of approximately $13.9 million in our shareholders’ equity since October 31, 2004.

Approximately $12.9 million of this decrease resulted from non-cash impairment charges against our goodwill and intangible assets in the third quarter of 2005. Our shareholders’ equity is still substantially above the Nasdaq Capital Market continued listing requirement that our shareholders’ equity be $2,500,000 or greater. However there can be no assurance that we might not experience non-compliance with these listing requirements at some time in the future. If our common stock be delisted from trading on the Nasdaq Capital Market, then the trading market for our common stock and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired. As a result, the market price of Versant’s common stock may decline significantly.

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

Our stock price is volatile. Our revenues, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced revenues and earnings results that were significantly below levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenues often occurs late in the quarter, we may not learn of revenues shortfalls until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock. The recent 1-for-10 reverse split of our common stock may also have the effect of increasing the volatility of our stock’s price.

We may desire or need to raise additional funds through debt or equity financings, which would dilute the ownership of our existing shareholders and possible subordinate certain of their rights to rights of new investors. We may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the company. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of Versant’s common stock. Also, new investors may require that we enter into voting arrangements that give them additional voting control or representation on our board of directors.

Item 7.  Financial Statements and Supplementary Data.

VERSANT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 31, 2005 and 2005

Consolidated Statement of Operations for the Year Ended October 31, 2005, 2004 and 2003

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows for the Year Ended October 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements:

Note 1 - The Company and Basis of Presentation

Note 2 - Summary of Significant Accounting Policies

Note 3 - Acquisitions

Note 4 - Discontinued Operations

Note 5 - Restructuring

Note 6 - Lease Obligation and Other Commitments

Note 7 - Line of Credit

Note 8 - Shareholders’ Equity and Loss Per Share

Note 9 - Income Taxes

Note 10 - Employee and Director Benefit Plans

Note 11 - Related Party Transactions

Note 12 - Valuation and Qualifying Accounts and Reserves

Note 13 - Quarterly Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Versant Corporation

We have audited the accompanying consolidated balance sheets of Versant Corporation and subsidiaries (the “Company”) as of October 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versant Corporation and subsidiaries as of October 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
December 6, 2005
San Francisco, California

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,	October 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,958	$3,313
Restricted cash	—	320
Trade accounts receivable, net	2,529	5,121
Other current assets	744	823
Total current assets	7,231	9,577

Property and equipment, net	489	742
Goodwill	6,720	16,895
Intangible assets, net	1,512	4,770
Other assets	294	561
Total assets	$16,246	$32,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$779	$839
Accrued liabilities	2,667	4,307
Deferred revenues	2,779	3,027
Deferred rent	136	93
Total current liabilities	6,361	8,266

Long term restructuring accrual	448	1,120
Deferred revenues	184	43
Deferred rent	128	237
Variable interest entity liability	137	—
Total liabilities	7,258	9,666

Stockholders’ equity:
Common stock, no par value	94,755	94,021
Deferred stock-based compensation	(44)	(146)
Other comprehensive income, net	396	569
Accumulated deficit	(86,119)	(71,565)
Total stockholders’ equity	8,988	22,879
Total liabilities and stockholders’ equity	$16,246	$32,545

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Year Ended October 31,
	2005	2004	2003
Consolidated statement of operation data:
Revenues:
License	$8,828	$9,686	$9,082
Maintenance	6,305	6,783	6,076
Professional services	5,376	6,406	6,901
Total revenues	20,509	22,875	22,059

Cost of revenues:
License	274	457	843
Amortization of intangible assets	671	698	91
Maintenance	1,456	1,516	1,312
Professional services	5,164	5,858	6,011
Total cost of revenues	7,565	8,529	8,257

Gross profit	12,944	14,346	13,802

Operating expenses:
Sales and marketing	5,815	8,051	7,703
Research and development	3,925	5,137	4,340
General and administrative	4,687	4,514	4,471
Impairment of goodwill	10,300	707	—
Impairment of intangibles	2,613	317	—
Restructuring	638	3,271	—
Total operating expenses	27,978	21,997	16,514

Loss from operations	(15,034)	(7,651)	(2,712)
Variable interest, net	320	—	—
Other income, net	197	119	397
Loss from continuing operations before taxes and deemed dividend	(14,517)	(7,532)	(2,315)
Provision for income taxes	37	88	74
Net loss from continuing operations before deemed dividend	(14,554)	(7,620)	(2,389)
Deemed dividend to preferred shareholders	—	(2,422)	—
Net loss from continuing operations attributable to common shareholders	(14,554)	(10,042)	(2,389)
Loss from discontinued operations, net of income tax	—	(1,646)	—
Loss from sale of discontinued operations, net of income tax	—	(309)	—
Net loss	$(14,554)	$(11,997)	$(2,389)

Comprehensive loss:
Net loss	$(14,554)	$(11,997)	$(2,389)
Foreign currency translation adjustment	(173)	547	(171)
Total comprehensive loss	$(14,727)	$(11,450)	$(2,560)

Basic and diluted loss per share:
Net loss from continuing operations attributable to common shareholders	$(4.11)	$(3.22)	$(1.75)
Loss from discontinued operations, net of income tax	—	(0.53)	—
Loss from sale of discontinued operations, net of income tax	—	(0.10)	—
Net loss attibutable to common shareholders	$(4.11)	$(3.85)	$(1.75)

Shares used in per share calculation:
Basic & diluted	3,539	3,117	1,368

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$27	$—	$—
Sales and marketing	12	25	5
Research and development	44	25	—
General and administrative	13	36	1,204
Total	$96	$86	$1,209

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share amount)

							Accumulated	Total	Total
	Convertible Preferred		Common		Deferred	Accumulated	Other Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income	Equity	Income (loss)

Balance at October 31, 2002, as restated	1,313,743	$7,772	1,237,632	$52,790	$—	$(57,179)	$193	$3,576	$—

ESPP and exercises of stock options	—	—	9,770	72	—	—	—	72	—
Exercise of stock options	—	—	11,323	105	—	—	—	105	—
Stock based compensation	—	—	67,480	1,209	—	—	—	1,209	—
Issuance of common stock in Mokume acquisition	—	—	138,559	920	—	—	—	920	—
Net loss	—	—	—	—	—	(2,389)	—	(2,389)	(2,389)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—
Foreigh currency translation adjustments	—	—	—	—	—	—	(171)	(171)	(171)
Total comprehensive loss	—	—	—	—	—	—	—	—	—
Balance at October 31, 2003, as restated	1,313,743	$7,772	1,464,764	$55,096	$—	$(59,568)	$22	$3,322	$(2,560)

ESPP	—	—	29,927	198	—	—	—	198	—
Exercise of stock options	—	—	28,394	270	—	—	—	270	—
Conversion of preferred stock to common	(1,313,743)	(7,772)	394,123	7,772	—	—	—	—	—
Inducement to preferred stock holders relating to conversion of preferred stock and modification of warrants	—	—	—	2,422	—	(2,422)	—	—	(2,422)
Issurance of common stock and options in connection with Poet acquisition	—	—	1,552,534	28,330	(299)	—	—	28,031	—
Amortization of unearned stock based compensation	—	—	—	—	86	—	—	86	—
Cancellation of unvested Poet stock options	—	—	—	(67)	67	—	—	—	—
Net loss before deemed dividend	—	—	—	—	—	(9,575)	—	(9,575)	(9,575)
Foregn currency translation adjustments	—	—	—	—	—	—	547	547	547
Total comprehensive loss	—	—	—	—	—	—	—	—	—
Balance at October 31, 2004	—	$—	3,469,742	$94,021	$(146)	$(71,565)	$569	$22,879	$(11,450)

ESPP	—	—	15,985	73	—	—	—	73	—
Exercise of stock options	—	—	52,137	267	—	—	—	267	—
Reverse split adjustments	—	—	(42)	—	—	—	—	—	—
Issurance of common stock in connection with purchase of JDO assets	—	—	23,015	400	—	—	—	400	—
Amortization of unearned stock based compensation	—	—	—	—	96	—	—	96	—
Cancellation of unvested Poet stock options	—	—	—	(6)	6	—	—	—	—
Net loss before deemed dividend	—	—	—	—	—	(14,554)	—	(14,554)	(14,554)
Foregn currency translation adjustments	—	—	—	—	—	—	(173)	(173)	(173)
Total comprehensive loss	—	—	—	—	—	—	—	—	—
Balance at October 31, 2005	—	$—	3,560,837	$94,755	$(44)	$(86,119)	$396	$8,988	$(14,727)

See accompanying notes to consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	October 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss after cumulative effect of accounting change but before deemed dividend	$(14,554)	$(7,620)	$(2,389)
Net loss from discontinued operations	—	(1,955)	—
Net loss	$(14,554)	$(9,575)	$(2,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of leasehold improvements in conjunction with restructuring	—	200	—
Depreciation and amortization	976	1,557	987
Stock-based compensation	96	86	1,209
Write off of equipment	—	65	22
Impairment of goodwill	10,300	707	—
Impairment of intangibles	2,613	317	—
Loss on sale of Catalog business	—	309	—
Provision (recovery) of bad debt allowance	(251)	87	(132)
Changes in current assets and liabilities:
Restricted cash	320	—	(320)
Accounts receivable	2,690	(93)	106
Prepaid expenses and other assets	406	237	201
Accounts payable and accrued liabilities	(1,988)	1,402	(1,469)
Deferred revenue	(40)	(1,780)	405
Deferred rent	(83)	(42)	(31)
Net cash provided by (used in) operating activities	485	(6,523)	(1,411)

Cash flows from investing activities:
Mokume acquisition costs	—	—	(260)
Cash acquired in Poet acquisition, net of transaction costs	—	5,931	—
Proceeds from sale of Catalog Business	—	1,223	—
Proceeds from sales of property and equipment	32	—	—
Purchase of JDO Genie (PTY) Ltd.	—	(200)	—
Purchase of FastObjects, Inc.	—	(301)	—
Investment in Vanatec	(59)
Purchases of property and equipment	(20)	(262)	(267)
Net cash provided by (used in) investing activities	(47)	6,391	(527)

Cash flows from financing activities:
Proceeds from sale of common stock, net	334	468	177
Proceeds from (net payments) under short-term note and bank loan	50	(500)	500
Principal payments under capital lease obligations	(6)	—	(4)
Net cash provided by (used in) financing activities	378	(32)	673

Effect of foreign exchange rate changes on cash and cash equivalents	(171)	486	(171)
Net increase (decrease) in cash and cash equivalents	645	322	(1,436)
Cash and cash equivalents at beginning of period	3,313	2,991	4,427
Cash and cash equivalents at end of period	$3,958	$3,313	$2,991

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$26	$3	$2
Foreign withholding and state income taxes	37	88	74

Supplemental schedule of noncash investing and financing activities:
Conversion of preferred shares	$—	$7,772	$—
Deemed dividend to preferred shareholders	—	2,422	—
Common stock issued in conjunction with purchase of JDO Genie (PTY) Ltd.	400	—
Common stock issued in conjunction with Poet acquisition	—	25,928	—
Options issued in conjunction with Poet acquisition, net of intrinsic value of unvested options	—	2,103	—
Mokume acquisition for common stock	—	—	920
Non cash stock compensation	96	86	1,209

See accompanying notes to consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

NOTE 1.      THE COMPANY AND BASIS OF PRESENTATION

Versant Corporation was incorporated in California in August 1988 (with its subsidiaries, collectively referred to in this report as “Versant” or “the Company”).  The Company is involved in the design, development, marketing and support of high performance object data base management, data access and data integration software systems. The Company is headquartered in Fremont, California and has international operations in Germany, the United Kingdom and India. The Company markets its software products and related maintenance services directly through telesales and field sales organizations in North America, Germany and the United Kingdom, and indirectly through distributors and resellers worldwide.

The Company is subject to the risks associated with similar companies in a comparable stage of development. These risks include, but are not limited to, fluctuations of operating results, seasonality, lengthy sales cycles for its products, product concentration, dependence on the continued customer acceptance of object database technology, competition, limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations, and the Company’s ability to adequately finance its ongoing operations.

As of October 31, 2005, the Company had not achieved business volume sufficient to consistently restore profitability and positive cash flow, on an annual basis.  The Company had net losses of $14.6 million, $12.0 million, and $2.4 million in fiscal 2005, 2004 and 2003, respectively. Management anticipates funding the Company’s future operations from current cash resources and future cash flows from its operating activities.  If financial results fall short of projections, additional debt or equity financing may be required, and the Company may need to implement further cost reduction measurements.  There are no assurances that the Company will be able to obtain additional or adequate debt or equity financing or that any cost control efforts will be successful or sufficient, if required.

The Company completed its merger with Poet Holdings, Inc. in March of 2004, its acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004.  Poet was headquartered in Hamburg, Germany, and as a result of this merger, the Company consolidated its European operations in Hamburg.  At the end of fiscal 2005, Versant had a total of 100 employees.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) and the variable interest entity (VIE) required to be consolidated in accordance with U.S. generally accepted accounting principles (see Note 5). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

The financial position and operating results of foreign operations are consolidated using the local currency as their functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income, net.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles (GAAP), requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company’s cash and other cash equivalents at October 31, 2005 and October 31, 2004 consisted of deposits in banks and money market funds.  As of October 31, 2005 and 2004 cash balances held in foreign financial institutions were $2.9 million and $1.7 million, respectively.

Restricted Cash

The Company’s payroll processing arrangement required Versant to maintain certain amount of cash in a restricted form. The Company maintained  $320,000 at October 31, 2004 as restricted cash and did not have any restricted cash as of October 31, 2005.

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions and invests in highly rated short-term securities. The Company maintains an allowance for doubtful accounts resulting from the inability of our customers to make required payments. The allowance was $114,000 and $368,000 at October 31, 2005 and October 31, 2004, respectively. The amount of the Company’s allowance is based on historical experience and an analysis of the current accounts receivable balances. Credit losses to date have been within management’s expectations. However, actual results could differ from such estimates. As of October 31, 2005 and October 31, 2004, there were one and two customers, respectively, the balance of whose accounts exceeded 10% of aggregate accounts receivable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to five years. Depreciation commences upon placing the asset in service. Capital leases are recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets are amortized on a straight-line basis over the estimated useful life of the asset or the lease term. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. The Company reviews its property and equipment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table summarizes the breakdown of the Company’s property and equipment as of October 31, 2005 and October 31, 2004 (in thousands):

	As of October 31,
	2005	2004

Computer equipment	$4,295	$4,845
Furniture and fixtures	2,084	2,167
Software	1,446	1,428
Leasehold improvements	1,198	1,178
Capital leases and others	81	—
	9,104	9,618
Less: accumulated depreciation and amortization	(8,615)	(8,876)
	$489	$742

The total depreciation expenses for fiscal 2005 and fiscal 2004 were $305,000 and $859,000 respectively.

Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations.  In July 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. As required by SFAS 142, Versant ceased amortizing its goodwill effective November 1, 2002. Prior to November 1, 2002, the Company amortized goodwill over five years using the straight-line method.

Goodwill is subject to an annual impairment test.  Versant uses the market approach to assess the fair value of its goodwill and intangible assets, which is then compared to the carrying value of those assets to test for impairment. The total fair value of Versant’s assets is estimated by summing the fair value of Versant’s equity (as indicated by Versant publicly traded share price and shares outstanding plus a control premium), debt and current liabilities. Under this approach, if the estimated fair value of Versant’s assets is greater than the carrying value of these assets, then there is no apparent goodwill impairment. If the estimated fair value of Versant assets is less than the carrying value of these assets, then Versant allocates the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than that reporting unit’s goodwill carrying amount and would be recorded in earnings during the period of such impairment.

As the result of the aforementioned impairment test on August 25, 2004, Versant determined that the carrying value of goodwill acquired through its acquisition of Mokume Software Inc., in November 2002 had been fully impaired. Consequently, for the quarter ended July 31, 2004, the Company recorded a charge of approximately $707,000 related to the write-off of remaining Mokume goodwill.

Further, due to the recent decline in the trading price of Versant’s common stock and revised revenue projections, most notably for the FastObjects product line, the Company prepared an updated valuation with regard to its goodwill as of July 31, 2005. The affected goodwill was acquired by Versant as a result of its merger with Poet in March 2004, its acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004. Consequently, for the quarter ended July 31, 2005, the Company recorded an impairment charge of $10.3 million related to the write down of its goodwill.

For the purpose of testing for goodwill impairment in its single Data Management operating segment Versant has aggregated the goodwill for the following acquisitions:

• Versant Europe, acquired in 1997;

• Poet, acquired on March 18, 2004;

• Technology of JDO Genie, acquired on June 30, 2004; and

• FastObjects, Inc., acquired on July 6, 2004.

The goodwill balances as of October 31, 2005 and October 31, 2004, are as follows (in thousands):

	As of October 31, 2005			As of October 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill:
Versant Europe and India	$3,277	$3,036	$241	$3,277	$3,036	$241
Poet Holdings, Inc.	5,752	—	5,752	16,052	—	16,052
FastObjects, Inc.	677	—	677	602	—	602
JDO Genie (PTY), LTD.	50	—	50	—	—	—
Total	$9,756	$3,036	$6,720	$19,931	$3,036	$16,895

Identifiable intangibles are currently amortized over five years in relation to the acquisition of technology of JDO Genie (PTY) Ltd, six years in relation to the FastObjects, Inc. acquisition and seven years in relation to the merger with Poet, using the straight-line method in each of these cases.  Intangible assets consist of acquired technology and customer relationships.

Versant tests and evaluates its intangible assets for impairment whenever indicators of potential impairment are identified. As a result, on August 25, 2004, the Company determined that the carrying value of intangible assets acquired through its acquisition of Mokume Software Inc. in November 2002 had been fully impaired. Consequently, for the quarter ended July 31, 2004, the Company recorded a charge of approximately $317,000 related to the write-off of remaining Mokume intangible assets.

Versant also performed tests and valuations on its intangible assets on July 31, 2005. As a result, the Company recorded a charge of $2.6 million related to the write down of intangible assets, of which $2.4 million was recorded as impairment of Poet intangible assets and $232,000 was recorded as impairment of FastObjects, Inc. intangible assets.

The Company’s intangible assets’ balances as of October 31, 2005 and October 31, 2004 are as follows (in thousands):

	As of October 31, 2005			As of October 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$887	$1,032	$4,300	$380	$3,920
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	146	404	525	35	490
FastObjects, Inc. (Amortized over 6 yrs)	148	72	76	380	20	360
Total	$2,617	$1,105	$1,512	$5,205	$435	$4,770

The projected amortization of intangible assets is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2006	$315
2007	315
2008	315
2009	279
2010	201
Thereafter	87
Total	$1,512

Impairment of Long-Lived Assets

Versant evaluates its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability test compares the carrying amount of the asset or asset group to the expected undiscounted net cash flows to be generated by these assets. If the carrying amount of the asset or asset group is less than the expected undiscounted net cash flows to be generated by these assets, an impairment loss in recorded in earnings during the period of such impairment and is calculated as the excess of the carrying amount of the asset or asset group over its estimated fair value.

Revenue Recognition

Versant recognizes revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support, “PCS”), and agreements for consulting and training activities.

Versant uses the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, Versant defers revenues based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered elements, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, the Company defers all revenues from that transaction until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the VSOE of the value of such undelivered elements. Versant typically does not offer discounts on future undeveloped products.

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

•                  Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements.  Prior payment experience is reviewed on all existing customers.  Payment terms in excess of our standard payment terms of 30-90 days net are granted on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with their deployment schedules. Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, the Company has an established history of collection, without concessions, on longer-term receivables. The Company typically does not grant extended payment terms beyond 90 days.

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. The Company’s license fees are non-cancelable and non-refundable and Versant does not make concessions or grant a refund for any unused amount. Also, the Company’s customer agreements for prepaid deployment licenses do not make payment of the Company’s license fees contingent upon the actual deployment of its software. Therefore, a customer’s delay or acceleration in its deployment schedule does not impact the Company’s revenue recognition. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term of the PCS, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to the Company for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable.  Consulting services are billed on an hourly, daily or monthly rate.  Training classes are billed based on group or individual attendance.

Versant categorizes its customers into two broad groups, End-Users and Value Added Resellers (VARs). End User customers are companies who use the Company’s products internally and do not redistribute the product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute the Company’s products to their external third party customers, either individually or as part of an integrated product. Versant licenses its data management products through two types of perpetual licenses—development and test licenses and deployment licenses. Development and test licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses the Company’s software product. Before an End-User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the Company’s database management system.  For certain applications, the Company offers deployment licenses priced on a per user basis.  Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time.  Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

VARs and distributors purchase development licenses from the Company on a per seat basis on terms similar to those of development licenses sold directly to End-Users.  VARs are authorized to sublicense deployment copies of the Company’s data management products that are either bundled or embedded in the VAR’s applications and sold directly to End-Users.  VARs are required to report their distribution of Versant’s software and are charged a royalty that is based either on the number of copies of its application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to the Company for sales made by the VAR during a given period.

Revenues from the resale of third-party products or services are recorded at total contract value with the corresponding cost included in the cost of sales when the Company acts as a principal in these transactions by assuming the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When Versant does not assume the risks and rewards of ownership, revenues from the resale of third-party products or services are recorded at contract value net of the cost of sales.

In rare cases that a customer requests engineering work for porting the Company’s products to an unsupported platform or customization of its software for specific functionality, or any other non-routine technical work, Versant recognizes revenues in accordance with SOP 81-1 and use either time and material percentage of completion or completed contract methods for recognizing revenues.  The Company uses the percentage of completion method if the Company can make reasonable and dependable estimates of labor costs and hours required to complete the work in question.  Versant periodically reviews these estimates in connection with work performed and rates actually charged and recognizes any losses when identified.

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

•                  The customers are able to satisfy their obligations under the contract.

•                  Versant is able to satisfy its obligations under the contract.

The completed contract method is used when reasonable or dependable estimates cannot be made. As a result, in such situations, the Company defers all revenues until such time that the work is fully completed.

Management makes significant judgments and estimates in connection with the determination of the revenue recognized in each accounting period. If Versant had made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized would have resulted.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. Dollar at the current exchange rates in effect during each period. Revenues and expenses are translated using rates that approximate the average of those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption, other comprehensive income.

Other Comprehensive Loss

Other comprehensive loss consists entirely of cumulative translation adjustments resulting from the Company’s application of its foreign currency translation policy and unrealized gains (losses) on marketable securities. The tax effects on the unrealized gains (losses) were not significant during any of the periods presented.

The following table summarizes the breakdown of other comprehensive loss as of October 31, 2005 and October 31, 2004 (in thousands):

	Fiscal year ended October 31,
	2005	2004
Net loss, as reported	$(14,554)	$(11,997)
Foreign currency translation adjustment	(173)	547
Other comprehensive loss	$(14,727)	$(11,450)

Warranties

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe a third party’s intellectual property rights. To date, Versant has not incurred any material costs as a result of any indemnification, and as such, Versant does not have any accrual to indemnify for such warranty expenses either in U.S. or in Europe.

The Company’s software license agreements also generally include a warranty that the Company’s software products will substantially operate as described in the applicable program documentation. Versant also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, the Company has not incurred any material costs associated with these warranties, and as such the Company has not provided for any accrual or liability.

Deferred Revenue

Deferred revenue represents amounts received from customers under certain maintenance, software and service contracts for which the revenue earning process has not been completed. The revenues will be recognized ratably over the life of the contract or when the service is rendered and the Company has satisfied all the revenue recognition criteria.

	As of October 31,
	2005	2004

License	$—	$3
Maintenance	$2,910	$3,018
Training and consulting	53	49
Total	$2,963	$3,070

Accrued Liabilities

The breakdown of short-term and long-term accrued liabilities for the fiscal years ended October 31, 2004 and October 31, 2005 were as follows:

	As of October 31,
	2005	2004

Payroll and related	$725	$1,093
Customer deposits	92	457
Taxes payable	—	81
Restructuring accrual	1,181	2,611
Other	1,117	1,185
Total	$3,115	$5,427

Software Development Costs

Software development costs is included in product development and is expensed as incurred. After technological feasibility is established, material software development costs is capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The period between achieving technological feasibility, which Versant has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended October 31, 2005 and October 30, 2004 since the timing of achieving technological feasibility and general availability has not been materially different.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. The Company has recorded a valuation allowance for substantially all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not that net deferred tax assets will be realized.

Stock-Based Compensation

Versant accounts for stock issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as interpreted by FIN 44, Accounting for Certain Transactions Involving Stock Compensation and complies with the disclosure provision of SFAS No.123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. Stock compensation is being amortized over the vesting period of the individual awards in a manner consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plus. In addition, the Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. If the compensation cost of the Company’s plans had been determined under the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share during the periods indicated below would have been (in thousands, except per share amounts) as follows:

	Fiscal year ended October 31,
	2005	2004	2003
Net loss, as reported	$(14,554)	$(11,997)	$(2,389)
Stock based compensation	96	86	1,209
Compensation expense under SFAS 123 related to:
Stock option plans	(425)	(656)	(2,461)
Employee stock purchase plan	(46)	(157)	(109)
Pro forma net loss	$(14,929)	$(12,724)	$(3,750)
Basic and diluted net loss per share:
As reported	$(4.11)	$(3.85)	$(1.75)
Pro forma	$(4.22)	$(4.08)	$(2.74)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	Fiscal year ended October 31,
	2005	2004	2003
Expected life (in years)	3	3	3
Weighted-average Risk-free interest rate	3.30-3.81%	2.78%	2.25%
Volatility	115%	129%	113%
Dividend yield	—	—	—

The fair value of employee stock purchase rights granted under the 1996 Employee Stock Purchase Plan was estimated on the date of grant using the fair value method with the following weighted average assumptions:

	Fiscal year ended October 31,
	2005	2004	2003
Expected life (in years)	6 months	0.5-2 years	0.5-2 years
Weighted-average Risk-free interest rate	3.30-3.81%	1.97%	1.81%
Volatility	115%	145%	107%
Dividend yield	—	—	—

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future stock-based compensation expense or operating results of the Company.

Segment and Geographic Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by non-aggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Fiscal year ended October 31,
	2005	2004	2003
Revenues by region:

North America	$10,069	$14,457	$16,622
Europe	10,087	7,689	4,690
Asia	353	729	747
Total	$20,509	$22,875	$22,059

	Fiscal year ended October 31,
	2005	2004	2003
Total long-lived assets by region:

North America	$496	$579	$1,290
Europe	183	605	148
Asia	104	119	151
Total	$783	$1,303	$1,589

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R). Versant will adopt SFAS No. 123(R) in the first quarter of fiscal 2006 and will recognize stock-based compensation related to employee equity awards in its condensed consolidated statements of operations using a fair value-based method on a modified prospective basis. Since Versant currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, it expects that the adoption of SFAS No. 123(R) to have an adverse impact on the financial position and results of operations of the Company.

In October 2005, the Financial Accounting Standards Board, or FASB issued FASB Staff Position No, SFA 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (SFAS 123(R)), which requires the grant date be a date that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority). Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two FASB Staff Positions (FSP) related to the American Jobs Creation Act (“AJCA”). FSP No. 109-1 Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act (FSP 109-1) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3.      ACQUISITIONS

Poet Holdings, Inc.

On March 18, 2004, Poet Holdings Inc., or Poet, was merged with a wholly owned subsidiary of the Company. As a result of this merger, Poet became a wholly owned subsidiary of Versant.  The merger with Poet was consummated to obtain a broader object database product suite and thereby increase the size and variety of Versant’s customer base, as well as to capitalize on Poet’s strong European presence and bring Poet’s cash assets into the merged company. The total purchase price was $29,967,916, and consisted of the following: a) a total of 15,525,342 shares of Versant common stock, valued at $25,927,321, using a fair value per share of $1.67 per share, which were exchanged for 11,089,542 shares of Poet common stock; b) options to purchase a total of 1,784,780 shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested assumed options in the amount of $299,546) which were issued upon the conversion and assumption of 1,274,834 options to purchase shares of Poet common stock in the merger; and c) direct transaction costs of $1,937,316. The fair value per Versant share of $1.67 was computed using Versant’s average stock price five days before and five days after the acquisition, eliminating the high and the low prices in that date range. The results of operations of Poet Holdings are included in Versant’s statement of operations from March 18, 2004 onwards.

FastObjects, Inc.

On July 6, 2004, the Company acquired FastObjects, Inc., the exclusive US and Canadian distributor for Poet’s FastObjects database management products. The acquisition of FastObjects was part of the post-merger process of integrating Versant and Poet’s businesses. Prior to the acquisition, a Poet subsidiary owned preferred shares of FastObjects, Inc. representing approximately 19% of FastObjects’ stock. In 2002, prior to its merger with Versant in March 2004, Poet had granted FastObjects, Inc. exclusive North American distribution rights for Poet’s FastObjects product. This acquisition allowed Versant to re-acquire those rights and bring the FastObjects product back into its regional distribution network in North America. The total purchase price was $636,249 and consisted of the following: a) pre-existing investment of 19% ownership in FastObjects, Inc. of $300,000; b) increase in investment of $35,020, based on conversion from cost to equity method of accounting; c) net cash of $277,730, which includes a payment of $540,974 to the shareholders of Fast Objects, Inc, less cash of $263,244 received from Fast Objects; and d) direct transaction costs of $23,499.

JDO Genie

On June 30, 2004, Versant purchased the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., or JDO Genie, a privately held South African company. The JDO Genie product and technology provides a solution that can serve as the foundation for multiple data access products connecting applications to both object and relational databases. This arrangement also included a one-year consulting contract with the JDO Genie development team, which included objective-based bonus payments totaling $250,000. These amounts were expensed as incurred and not included as part of the purchase price. The original purchase price recorded by the Company was $525,000, and consisted of the following: a) a cash payment of $ 200,000 made in July of 2004; and b) a contingent deferred cash payment of $325,000. Under the terms of the agreement, the deferred portion of the purchase price payable to JDO Genie (PTY) Ltd was to be either:

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

As a result of the above, the total adjusted purchase price was $600,000, and consisted of the following: a) a cash payment of $200,000 made in July of 2004; and b) 230,150 common shares of Versant that were issued in March 2005. The results of operations of the JDO Genie product business are included in Versant’s statement of operations from June 30, 2004 onwards.

Pro forma results of operations

The pro forma condensed consolidated statements of operations are presented below as if the merger with Poet and the acquisition of FastObjects, Inc. had occurred on November 1, 2003. These pro forma figures do not include amounts related to the JDO Genie acquisition, as they are unavailable (in thousands except per share data):

	Fiscal year Ended October 31,
	2005	2004
Revenues	$20,509	$25,935
Net loss	$(14,554)	$(8,587)
Net loss per share	$(4.11)	$(2.75)

NOTE 4.      DISCONTINUED OPERATIONS

In September 2004, the Company completed its sale of all the stock of Poet GmbH, an indirect Versant subsidiary that owned the assets and employed the personnel of Versant’s Catalog Solutions Business (the “Catalog Business”) to ems ePublishing AG, a privately held German company based in Karlsruhe, Germany (“EMS”). The sale was consummated pursuant to a Share Purchase and Transfer Agreement dated September 13, 2004 (the “Sale Agreement”) between EMS and Poet Software GmbH, another subsidiary of Versant (“Poet Software”) that owned all the shares of Poet GmbH. Pursuant to the Sale Agreement, EMS agreed to assume the operations of the Catalog Business.

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

In exchange for the shares of Poet GmbH, EMS paid Poet Software a closing cash payment of 1,000,000 euros and paid a further 172,000 euros for a total of 1,172,000 euros cash consideration (or approximately $1.4 million USD). In addition EMS has agreed to pay a royalty on future revenues of Poet GmbH’s Catalog Business over the ten-month period following the signing of the Sale Agreement in an amount equal to 30% of all Poet GmbH’s Catalog Solutions Business revenues which: (a) exceed 800,000 euros (or approximately $1.0 million) during the period from September 1, 2004 to December 31, 2004; (b) exceed 600,000 euros (or approximately $786,000) during the period from January 1, 2005 to March 31, 2005; and (c) exceed 600,000 euros (or approximately $786,000) during the period from April 1, 2005 to June 30, 2005. Versant had not received any royalties from EMS pursuant to the Sale Agreement referred to above as of October 31, 2005.

NOTE 5.       RESTRUCTURING

Versant has undergone several restructuring programs since fiscal 2004 with the intent of reducing ongoing operating costs.

Fiscal 2004

In October 2004, Versant executed a restructuring plan to streamline the Company’s expenditures subsequent to its acquisition of Poet Holdings, Inc., FastObjects, Inc. and the technologies of JDO Genie (PTY) Ltd in 2004. The objective was to better align the Company’s cost structure in an effort to improve its operating results. This restructuring plan resulted in expenses of approximately $2.9 million for the three months ended October 31, 2004. Restructuring expenses primarily represented estimated future costs related to either closing or reducing utilized space at the Company’s California headquarters and certain European offices, staff reductions and employee terminations.

In the second quarter of fiscal 2005, the Company entered into a sub-lease agreement for its U.K. facility for which future rental expenses had been previously accrued based on management’s then assessment of the Company’s future ability to sub-lease such space.  As a result of the U.K. sublease, Versant reduced its restructuring accrual by approximately $122,000 based on its estimate of such future sublease income for the second quarter of fiscal 2005. At October 31, 2004, the time of original restructuring accrual, the Company did not anticipate that it would be able to sublease this facility.

Versant expects to make future facility rent payments, net of estimated sublease income of $217,000, on its contractual lease obligations for its California and European facilities through the end of each obligation. These net payments will be recorded as a reduction to our restructuring accrual. As of October 31, 2005, the restructuring accrual balance represents an estimate of the Company’s lease obligations net of the estimated sublease income.

Fiscal 2005

In July 2005, Versant committed to and began implementing a restructuring program to realign resources to focus on its Versant Object Database product. Versant assessed its product portfolio and associated research and development efforts and expenditures, and then streamlined the rest of its operations to support those reassessments. Versant planned to spin off and eliminate marginally profitable or non-strategic products lines, consolidated development activities, eliminated four management positions and certain duplicate positions in marketing functions and programs, and centralized its sales support functions.

The total quarterly cost savings attributable to previously announced elements of Versant’s restructuring plan, excluding the effect of the VOA.NET spin-off (see below), was approximately $400,000 for the quarter ended October 31, 2005, and is expected to increase to approximately $550,000 by the quarter ended July 31, 2006. These cost savings are related to completed headcount reduction and reduced discretionary spending.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET

(“VOA.NET”) business to Vanatec GmbH (“Vanatec”) (a newly formed privately held German based company). In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals, which received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest in Vanatec. In connection with the spin-off, on July 29, 2005 Versant committed to provide funding to Vanatec in a total amount not to exceed 425,000 euros (or $520,000) in two equal installments of 212,500 euros (or $260,000) each on August 3, 2004 and November 3, 2005.  In addition, during the three months ended July 31, 2005, Versant contributed 25,000 euros (or $30,000) to Vanatec, for a total cash capital contributed and committed by Versant to Vanatec of 450,000 euros (or $550,000).

VOA.NET was one of the aforementioned non-strategic product lines, which Versant decided to spin off. Versant believes that the dissolution of the VOA.NET business would have caused Versant to incur cash outlays and expenses for severance and other contractual obligations in amounts comparable to the restructuring charge from the Vanatec spin-off.  Versant has committed no additional funding beyond the $550,000 referred to above and has no further obligations to Vanatec. The spin-off of the VOA.NET business will allow Versant focus on its core database business and progress towards its long-term profitability goal. The spin-off of Vanatec allows Versant to participate in any future success of the VOA.NET business while at the same time limiting its cash exposure to the aforementioned $550,000 investment.

Versant determined that equity at risk in Vanatec is not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, Versant has determined that Vanatec is a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).  Vanatec results have been included in Versant’s consolidated financial statements for the three months ended July 31, 2005 and October 31, 2005, and for any additional periods in which the criteria of FIN 46(R) for consolidation are met.  Accordingly, a variable interest entity liability in the amount of $137,000 is recorded in Versant’s accompanying condensed consolidated balance sheet as of October 31, 2005, respectively, reflecting the 80.4% equity interest in Vanatec held by the former Versant employees. The recording of the aforementioned variable interest entity liability resulted in a corresponding restructuring charge of $480,000 during fiscal 2005.

In fiscal 2005, Versant recorded total restructuring charges of approximately $638,000, which included approximately $280,000 of severance payments for headcount reductions; $480,000 related to the aforementioned Vanatec spin off of which $24,000 related to legal fees incurred due to the VOA.Net spin-off; offset by a $122,000 adjustment as result of the sublease of the Company’s UK facilities.

As of October 31, 2005, there remains $1.2 million of restructuring accrual and $137,000 of variable interest entity liability in Versant’s consolidated balance sheet. The following table summarizes the Company’s restructuring activities from October 31, 2003 through October 31, 2005 (in thousands):

	Facility	Employee
	Leases	Terminations	Others/Vanatec	Total
Opening balance at October 31, 2003	$—	$—	$—	—

Non-cash adjustment during the fiscal year 2004	2,107	1,164	—	3,271
Net cash payments during the fiscal year 2004	—	(660)	—	(660)
Accrual balance as of October 31, 2004	$2,107	$504	$—	$2,611

Non-cash adjustment during the fiscal year 2005	(122)	280	480	638
Net cash payments during the fiscal year 2005	(804)	(784)	(343)	(1,931)
Accrual and variable interest liability as of October 31, 2005	$1,181	$—	$137	$1,318

NOTE 6.      LEASE OBLIGATION AND OTHER COMMITMENTS

Versant’s principal commitments as of October 31, 2005 consisted of obligations under operating leases for facilities, equipment, and contract commitments.

In November 1996, Versant entered into a ten-year operating lease agreement for the Company’s corporate headquarters in Fremont, California that commenced on June 1, 1997 and expires on May 31, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis. Versant also leases field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expenses for the fiscal years ended October 31, 2005, October 31, 2004 and October 31, 2003, were approximately $1.0 million, $1.7 million, and $1.4 million, respectively.

The Company has recorded approximately $1.6 million its commitments at its October 31, 2005, Balance Sheet. The Company’s future annual minimum commitments as of October 31, 2005 under non-cancelable operating leases are listed in the table below. :

	Rental	Equipments
	Lease	Lease	Total
Fiscal year ending October 31,
2006	$1,621	$101	$1,722
2007	875	63	938
2008	—	28	28
2009	—	24	24
2010	—	9	9
Thereafter	—	8	8
Total	$2,496	$233	$2,729

NOTE 7.      LINE OF CREDIT

On June 21, 2005, Versant and a financial institution entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, Versant may borrow up to a maximum of $3.0 million from the financial institution at any one time under a revolving secured accounts receivable-based line of credit.  This line of credit permits Versant to obtain short-term loan advances from the financial institution equal to 80% of the face amount of specific eligible accounts receivable of Versant. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate. As of October 31, 2005, there was $39,000 outstanding debt under this credit line.  The Company has been in compliance with all the covenants of the line of credit.

NOTE 8.      SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal year ended October 31,
	2005	2004	2003
Calculation of basic net loss per share:
Net loss	$(14,554)	$(11,997)	$(2,389)
Basic and diluted :
Weighted average common shares outstanding	3,539	3,117	1,368
Net loss per share, basic & diluted	$(4.11)	$(3.85)	$(1.75)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effects are anti-dilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Fiscal year ended October 31,
	2005	2004	2003

Anti-dilutive common stock options and non-vested common stock not included in net loss per share calculation	341	460	392
Shares issuable pursuant to warants to purchase common stock	—	131	133
Shares issuable upon conversion of preferred stock	—	—	263
Total anti-dilutive common shares excluded from basic & diluted net loss per share	341	591	788

NOTE 9.      INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding that realizability exists.

Loss before provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2005	2004	2003
United States	$(16,653)	$(10,282)	$(3,800)
International	2,123	(1,627)	1,485
	$(14,530)	$(11,909)	$(2,315)

The provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	13	—	—
Foreign withholding	24	88	74
Total current	$37	$88	$74
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	$—	$—	$—
Total provision for income taxes	$37	$88	$74

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to loss before taxes as follows (in thousands):

	Fiscal year ended October 31,
	2005	2004	2003

Federal tax (benefit) at statutory rate	$(5,086)	$(4,168)	$(810)
State tax (benefit) at statutory rate, net of federal benefit	(64)	(101)	(142)
Change in valuation allowance	2,212	1,761	790
Foreign tax differential	(743)	488	17
Impairment of intangible asets	3,605	—	—
Book intangible assets amortization not deductible for tax	—	1,073	—
Deemed divident not deductible for tax	—	848	—
Other	113	187	219
Provision for income taxes	$37	$88	$74

The components of the net deferred tax asset were as follows (in thousands):

	Fiscal year ended October 31,
	2005	2004	2003
Deferred tax asset:
Net operating loss carryforwards	$30,358	$17,755	$16,582
Tax credit carryforwards	3,502	3,292	3,302
Other	242	1,215	617
	$34,102	$22,262	$20,501
Valuation allowance	(34,102)	(22,262)	(20,501)
Net deferred tax asset	$—	$—	$—

The net change in the valuation allowance for the year ended October 31, 2005 was an increase of approximately $11.8 million due to current year losses net of the effect of the expiration of tax carry forwards, acquired deferred tax assets and other assets. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relate to acquired net deferred tax assets of approximately $9.4 million.  When recognized, the tax benefit of these acquired deferred tax assets will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

At October 31, 2005, the Company had federal and state net operating loss carry forwards of approximately $82.7 million and $24.6 million, respectively and federal and state tax credit carry forwards of approximately $2.2 million and 1.3 million, respectively.  The federal and state tax credit carry forwards and federal tax credit carry forwards expire on various dares through 2024, if not utilized. The state tax credit can be carried forward indefinitely.  Due to the Company’s history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $34.0 million has been recorded against the Company’s net deferred tax assets of approximately $34.0 million.  The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

A portion of deferred tax assets relating to net operating losses, pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

Due to “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carry forwards to offset federal taxable income in future periods may be subject to an annual limitation.

NOTE 10.      EMPLOYEE AND DIRECTOR BENEFIT PLANS

Versant has, or had during fiscal 2005, the following option plans in place:

•              2005 Equity Incentive Plan

At the Company’s Annual Meeting of Shareholders on August 22, 2005, the Company’s shareholders approved the adoption of the 2005 Equity Incentive Plan. On that date, the Company immediately terminated use of the 1996 Equity Incentive Plan and ceased to grant stock options or other stock awards under the 1996 Equity Incentive Plan, instead granting them under the 2005 Equity Incentive Plan.

Under Versant’s 2005 Equity Incentive Plan, options are generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule. All options granted to employees under the Company’s 2005 Equity Incentive Plan expire ten years after the grant date.  Grant holders have three months after leaving the Company to exercise their vested options.

The purpose of adopting the 2005 Equity Incentive Plan was to continue to reserve and make available under that plan the same number of common shares that would be reserved and available for future option grants and stock awards under the 1996 Equity Incentive Plan if it were not expiring. Accordingly, the number of common shares reserved for issuance under the 2005 Equity Incentive Plan is equal to the number of shares that are reserved and available for issuance under the 1996 Equity Incentive Plan on the date the 2005 Equity Incentive Plan was approved by the Company’s shareholders, plus any shares that in the future would have become available for issuance under the 1996 Equity Incentive Plan due to the expiration of unexercised options or other forfeitures of equity awards granted under that plan. Thus, adoption and approval of the 2005 Equity Incentive Plan did not result in any increase in the number of shares of Common Stock available for equity awards beyond the number of shares that would otherwise have been available for issuance under the 1996 Equity Incentive Plan if it did not expire.

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

•              2005 Directors Stock Option Plan

On August 22, 2005, the Company’s shareholders approved the 2005 Director Stock Option Plan at the Annual Meeting; the Company immediately terminated use of the 1996 Director Stock Option Plan and ceases to grant stock options or other stock awards under the 1996 Director Stock Option Plan, and instead granted them under the 2005 Director Stock Option Plan.

Under Versant’s 2005 Directors Stock Option Plan, Versant grants 40,000 options as an initial grant to new directors of the Board and 20,000 as an annual succeeding grant thereafter.  Both grants vest 50% on the first and second anniversaries of the option grant.  The options granted under the 2005 Directors Stock Option Plan expire ten years after the grant date.  Directors have seven months after leaving their directorships to exercise their vested options.

The purpose of adopting the 2005 Directors Plan was to continue to reserve and make available under that plan the same number of common shares that would be reserved and available for future option grants under the 1996 Directors Plan if it were not expiring. Accordingly, the number of common shares reserved for issuance under the 2005 Directors Plan will be equal to the number of shares that are reserved and available for issuance under the 1996 Directors Plan on the date the 2005 Directors Plan is approved by the Company’s shareholders (the “Directors Plan Effective Date”), which was August 22, 2005, plus any shares that in the future would have become available for issuance under the 1996 Directors Plan due to the expiration of unexercised options granted under that plan or the Company’s repurchase of shares issued under that plan at their original issue price. Thus, adoption and approval of the 2005 Directors Plan will not result in any increase in the number of shares of Common Stock available for options beyond the number of shares that would otherwise have been available for issuance under the Prior Directors Plan if it did not expire.

The purpose of the 2005 Directors Plan was also to enhance the Company’s ability to attract and retain highly qualified directors who are not employees of the Company or any of parent, subsidiary or affiliate of the Company (an “Outside Director”) through the use of equity incentives. The Board believed that the 1996 Directors Plan played an important role in the Company’s efforts to attract and retain Outside Directors and expected the 2005 Directors Plan to play a similar role. The Board believes that adoption of the new 2005 Directors Plan is in the best interests of the Company because it believes that the 2005 Directors Plan will help enable the Company to provide equity participation to attract and retain Outside Directors of outstanding ability. In this regard the Company noted that recent legislation, stock exchange requirements and case law have increased the importance to the Company of having qualified independent directors. However, these changes had also increased the obligations, risks and time commitment of directors of public companies such as the Company, making it even more important for the Company to be able to offer equity incentives to attract and retain qualified Outside Directors.

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

No further options will be granted under any of Poet’s option plans.

Shares Reserved for Future Issuance

As of October 31, 2005, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	45,032
Stock options available for grant	266,937
Warrants outstanding	145
Unexercised stock options	301,487
613,601

Stock Options Activities

The stock option activities in fiscal years 2003, 2004 and 2005 were as follows:

	Options	Number of	Weighted
	available for	options	average
	grant	outstanding	price
Balance at October 31, 2002	147,210	375,927	33.50
Authorized	25,000	—	—
Granted	(142,970)	142,970	9.10
Exercised	—	(11,323)	9.30
Canceled	134,498	(134,498)	28.70
Balance at October 31, 2003	163,739	373,076	$26.60
Authorized	178,478	—	—
Granted	(192,693)	13,020	15.40
Assumed	—	178,478	34.90
Exercised	(12,771)	(28,394)	9.50
Canceled	77,316	(76,287)	23.30
Balance at October 31, 2004	214,068	459,893	$31.20
Authorized	—	—	—
Granted	(88,950)	88,950	7.34
Exercised	(53,199)	(52,338)	5.13
Canceled	195,018	(195,018)	37.03
Balance at October 31, 2005	266,937	301,487	$24.90

The following table summarizes information concerning outstanding and exercisable options at October 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted	Weighted
	outstanding at	average remaining	average	exercisable at	average remaining	average
Exercise Prices	October 31, 2005	contractual life	price	October 31, 2005	contractual life	price
From $3.00 to $6.00	54,391	7.85	$4.38	38,745	7.41	$4.61
From $6.10 to $9.90	85,255	8.31	8.29	37,595	7.13	8.66
From $10.20 to $16.00	44,531	6.36	14.04	42,234	6.24	14.22
From $16.60 to $20.70	12,400	4.91	18.93	11,947	4.78	18.87
From $21.40 to $25.00	14,574	5.17	23.77	14,447	5.15	23.79
From $26.563 to $42.00	33,289	4.88	29.56	33,289	4.88	29.56
From $44.375 to $122.00	55,857	3.58	68.90	55,857	3.58	68.90
From $180.00 to $1,287.00	1,190	3.33	444.59	1,190	3.33	444.59
	301,487	6.37	$24.90	235,304	5.60	$29.90

Non Cash Stock Expense

The following table summarizes the non-cash stock expenses in fiscal 2005, 2004 and 2003:

	Fiscal Year ended October 31,
	2005	2004	2003

Unvested Poet Options	$96	$86	$—
Stock Option grants to non employees	—	—	88
Accelerated vesting in the Mokume merger agreement	—	—	1,121
Total non cash stock expense	$96	$86	$1,209

In both fiscal 2005 and fiscal 2004, stock based compensation expenses represent the amortization of the deferred compensation related to options assumed in the Poet merger.

NOTE 11.      RELATED PARTY TRANSACTIONS

The Company paid one of its directors, Bernhard Woebker, $60,000 in fiscal 2005 for consulting services, in addition to the amounts paid to Mr. Woebker as part of the Company’s standard director compensation.

NOTE 12.      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Versant evaluates and revises its bad debt allowance as part of its quarter end process at each subsidiary and corporate level. The Company’s management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. The Company also assigns a general reserve to all its overdue accounts, excluding the non-routine items.

The following table summarizes the activities in the Company’s allowance for doubtful accounts (in thousands):

	Fiscal year ended October 31,
	2005	2004	2003
Allowance for doubtful accounts
Beginning balance	$368	$258	$687
Provision in allowance for doubtful accounts	29	111	139
Recovery in allowance for doubtful accounts	(283)	(1)	(568)
Ending balance	$114	$368	$258

NOTE 13.      QUARTERLY INFORMATION (unaudited)

Summarized quarterly supplemental consolidated financial information for fiscal 2005 and 2004, net of discontinued operations (in thousands):

	Fiscal 2005 Quarters Ended				Fiscal 2004 Quarters Ended
	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,

Revenues	$5,096	$4,457	$4,346	$6,609	$6,229	$5,253	$5,027	$6,366

Cost of revenues	$1,847	$1,754	$1,787	$2,170	$2,061	$2,452	$2,129	$1,886

Gross profit	$3,249	$2,703	$2,559	$4,439	$4,168	$2,801	$2,898	$4,480

Operating expenses	$3,123	$17,013	$3,718	$4,130	$7,715	$5,974	$4,376	$3,932

Loss from operations	$126	$(14,310)	$(1,159)	$309	$(3,547)	$(3,173)	$(1,478)	$548

Net loss from continuing operations attributable to common shareholders	$512	$(14,352)	$(1,059)	$345	$(3,726)	$(3,058)	$(3,862)	$605

Loss from discontinued operations, net of income tax	$—	$—	$—	$—	$14	$(752)	$(908)	$—

Loss from sale of discontinued operations, net of income tax	$—	$—	$—	$—	$(309)	$—	$—	$—

Net income (loss)	$512	$(14,352)	$(1,059)	$345	$(4,021)	$(3,810)	$(4,770)	$605

Net loss per share
Basic	$0.14	$(4.04)	$(0.30)	$0.10	$(1.16)	$(1.10)	$(1.97)	$0.41
Diluted	$0.14	$(4.04)	$(0.30)	$0.10	$(1.16)	$(1.10)	$(1.97)	$0.34

*The acquisition of FastObjects, Inc. increased the Company’s ownership stake in this company to 100% compared with the approximate 19% ownership position the Company enjoyed prior to the transaction. As a result of this increased ownership position Versant’s investment in this subsidiary was converted from the cost method of accounting to the equity method of accounting, resulting in a $35,020 increase to investment income with approximately $17,000 recorded in the three months ended April 30,2004 and the balance recorded in the three months ended July 31, 2004.  Previously the Company had reported the entire $35,020 as a cumulative effect of accounting changing in the three months ended July 31, 2004.

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2005, the end of the fiscal period covered by this report on Form 10-KSB. Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As previously discussed in our reports on Form 10-K for the fiscal year ended October 31, 2004, as amended by our report on Form 10-K/A, and our reports on Form 10-QSB for the quarters ended January 31, April 30 and July 31, 2005, in the course of conducting its audit of our financial statements for the fiscal year ended October 31, 2004, in late November 2004 our registered independent public accounting firm, Grant Thornton LLP, identified certain material weaknesses and significant deficiencies in our internal controls. As previously reported in our report on Form 10-QSB for the quarter ended July 31, 2005, we believe that we have remedied all the material weaknesses previously noted by our auditors. There are, however, three areas of significant deficiencies  we have identified which remain to be remedied:

•         Monitoring controls over the recording and analysis of revenue transactions (particularly multiple element transactions) are in need of improvement.

To address the aforementioned significant deficiency, we developed a revenue recognition policy, formalized our VSOE analysis and developed a contract review and approval procedure. Further, we are developing enhanced procedures with respect to the review of the Company’s revenue contracts (in particular, multiple element transactions). We expect to have the enhanced procedures and controls in place during the first quarter of fiscal 2006.

•         Inadequate segregation of duties was noted with respect to the revenue, expenditure and payroll processes as numerous incompatible tasks are performed by the same accounting personnel.

To address this deficiency, we implemented procedures to segregate certain critical and incompatible tasks, in particular in the areas of disbursement and collection for payroll, accounts payable and accounts receivable. For example, we established a purchase order system for our accounts payable, segregated the bank reconciliation function from payroll and accounts payable processing and put additional review process in place for our disbursements. We are, however, in the process of implementing additional review processes and controls to mitigate the risks associated with the incompatible duties that cannot be segregated due to the limitation in our staffing resources. There are some deficiencies, however, that are inherent in an organization that has a limited number of employees, and as a result, we cannot fully implement optimal segregation of duties. We continue to evaluate and revise and develop policies and procedures to refine and enhance our internal controls.

•         Inadequate access controls were noted with respect to our financial reporting systems.  Our independent auditors noted exceptions where users may have access to some business application systems, including those programs and data files outside their assigned responsibility.  This access situation could potentially create an exposure to unauthorized access to system programs or data files and may result in errors, intentional damage or in the distribution of confidential information.

We, however, have other detective controls in place that we believe can reduce the risk of material misstatements around the business applications. For example, we implemented a new chart of accounts and trend reporting system that we will use in the first quarter of fiscal 2006.

We are also currently evaluating the potential replacement of our global enterprise reporting and accounting systems to provide us with additional controls to enhance our system controls over our financial reporting.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management with the participation of the Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The certification of Versant’s Chief Executive Officer and Chief Financial Officer attached as Exhibit 31.01 to this Annual Report on Form 10-KSB include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 8A for a more complete understanding of the matters covered by such certifications.  The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to Versant, including its consolidated subsidiaries, is made known to them by other personnel of Versant on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.  Versant believes that the significant deficiencies in our internal controls described above do not materially affect the fairness or accuracy of the presentation of our financial condition and results of operation in our historical financial statements as set forth in this report.

Changes in Internal Control over Financial Reporting.

During the quarter ended October 31, 2005, the Company took the following actions that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act:

•      We developed control procedures to conform our global revenue processing and revenue recognition procedures to our revenue recognition policy.

•      We formalized our monthly and quarter end close and sign off processes.

•      We implemented a new chart of accounts and trend reporting system to be used in fiscal 2006.

•      We further documented additional detailed policies and procedures related to revenue processing, disbursements, chart of accounts description, stock options processing and expensing in our U.S. operation as well as international subsidiaries.

Item 8B.  Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Board has adopted a Code of Conduct and Ethics that applies to Versant’s principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company.  This Code of Conduct and Ethics is posted on our website at http://www.versant.com.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://www.versant.com on the investors’ relations page.

The remainder of the information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

Item 10.  Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

Item 13.  Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

Item 14.  Exhibits

The exhibit list in the “Exhibit Index” is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION

By:	/s/ Jochen Witte
Jochen Witte
Vice President, Chief Executive
Officer,
and Chief Financial Officer
Date: January 27, 2006

POWER OF ATTORNEY

By signing this Form 10-KSB below, I hereby appoint Jochen Witte as my attorney-in-fact to sign all amendments to this Form 10-KSB on my behalf, and to file this Form 10-KSB (including all exhibits and other documents related to the Form 10-KSB) with the Securities and Exchange Commission.  I authorize each of my attorney-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney.  I ratify and confirm all lawful actions taken, directly or indirectly, by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

ADDITIONAL DIRECTORS:

/s/ Uday Bellary	Director	January 27, 2006
Uday Bellary

/s/ William Henry Delevati	Director	January 27, 2006
William Henry Delevati

/s/ Herbert May	Director	January 27, 2006
Herbert May

/s/ Bernhard Woebker	Director	January 27, 2006
Bernhard Woebker

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.01	Agreement and Plan of Reorganization dated as of November 19, 2002 by and among the Registrant, VM Merger Corp., Mokume Software, Inc. and the stockholders of Mokume Software, Inc. †	8-K	11/27/02	2.01

2.02	Amendment Agreement dated September 26, 2003 by and among the Registrant and former stockholders of Mokume Software, Inc.	8-K	10/03/03	99.01

2.03	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. †	8-K	09/29/03	99.01

2.04	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	2/2/04	2.2

2.05	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). †	8-K	9/17/03	2.1

2.06	Vanatec GmbH Asset Purchase Agreement				☒

2.07	Vanatec GmbH Agreement on the Purchase and Assignment of a Share				☒

3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	03/24/2004	4.01

3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	8/26/05	3.1

3.03	Registrant’s Amended and Restated Bylaws	10-K	2/15/05	3.2

10.01	Registrant’s 2005 Equity Incentive Plan**	S-8	12/22/05	99.01

10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant’s 2005 Equity Incentive Plan**	S-8	12/22/05	99.02

10.03	Registrant’s 2005 Directors Stock Option Plan**	S-8	12/22/05	99.03

10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant’s 2005 Directors Stock Option Plan**	S-8	12/22/05	99.04

10.05	Registrant’s 2005 Employee Stock Purchase Plan**	S-8	12/22/05	99.05

10.06	Forms of Enrollment Form and Subscription Agreement under Registrant’s 2005 Employee Stock Purchase Plan**	S-8	12/22/05	99.06

10.07	Registrant’s 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	08/14/03	4.06

10.08	Registrant’s 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	2/15/05	10.02

10.09	Registrant’s 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.05

10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.5

10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	3/24/04	4.6

10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.7

10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	3/24/04	99.01

10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	2/15/05	10.9

10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	7/16/96

10.16	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant	10-KSB	4/03/98	10.15

10.17	Separation Agreement dated June 14, 2005 between Versant Corporation and Nick Ordon**	8-K	6/16/05	10.01

10.18	Separation Agreement dated June 14, 2005 between Registrant and Lee McGrath**	8-K	6/16/05	10,02

10.19	Managing Director Service Contract between Poet Software GmbH, a wholly owned subsidiary of Registrant, and Jochen Witte**	10-K	2/15/05	10.14

10.20	Registration Rights Agreement dated October 16, 1998 between the Registrant and Vertex Technology Fund Pte. Ltd.	10-KSB	03/31/99	10.31

10.21	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35

10.22	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/13/99	10.02

10.23	Silicon Valley Bank Loan and Security Agreement				☒

10.24	Silicon Valley Bank and Versant Corporation Streamline Facility Agreement				☒

10.25	Silicon Valley Bank and Versant Corporation Intellectual Property Security Agreement				☒

21.01	Subsidiaries of the Registrant	☒

23.01	Consent of Grant Thornton LLP	☒

31.01	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer	☒

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	☒

†              Pursuant to Item 601(b)(2) of Regulations of S-K, certain annexes, exhibits and schedules to this Exhibit have been omitted but will be furnished supplementally to the Commission upon request.

**           Management contract or compensatory plan.