Form 10-Q
period 2006-01-31
VERSANT CORP
filed 2006-03-17
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  ☐  Yes    ☒  No

As of March 9, 2006, there were outstanding 3,557,089 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended January 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at January 31, 2006 and October 31, 2005

Condensed Consolidated Statements of Operations for the three months ended January 31, 2006 and January 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2006 and January 31, 2005

Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Signatures

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,916	$3,958
Trade accounts receivable, net	3,704	2,529
Other current assets	691	744
Total current assets	8,311	7,231

Property and equipment, net	450	489
Goodwill	6,720	6,720
Intangible assets, net	1,432	1,512
Other assets	255	294
Total assets	$17,168	$16,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$879	$779
Accrued liabilities	2,270	2,667
Deferred revenues	3,539	2,779
Deferred rent	139	136
Total current liabilities	6,827	6,361

Long term restructuring accrual	280	448
Deferred revenues	160	184
Deferred rent	94	128
Variable interest entity liability	—	137
Total liabilities	7,361	7,258

Stockholders’ equity:
Common stock, no par value	94,731	94,755
Deferred stock-based compensation	—	(44)
Other comprehensive income, net	419	396
Accumulated deficit	(85,343)	(86,119)
Total stockholders’ equity	9,807	8,988
Total liabilities and stockholders’ equity	$17,168	$16,246

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended January 31,
	2006	2005
Revenues:
License	$2,513	$3,491
Maintenance	1,633	1,592
Professional services	479	198
Total revenues	4,625	5,281

Cost of revenues:
License	105	56
Amortization of intangible assets	79	195
Maintenance	383	418
Professional services	333	279
Total cost of revenues	900	948

Gross profit	3,725	4,333

Operating expenses:
Sales and marketing	946	1,726
Research and development	869	1,079
General and administrative	1,053	1,312
Restructuring	134	—
Total operating expenses	3,002	4,117

Income from operations	723	216
Outside shareholders’ loss from VIE	137	—
Other income, net	12	81
Income from continuing operations before taxes	872	297
Provision for income taxes	83	45
Net income from continuing operations	789	252
Earnings (losses) from discontinued operations, net of income taxes	(13)	93
Net income	$776	$345

Net income per share:
Basic	$0.22	$0.10
Diluted	$0.22	$0.10

Shares used in per share calculation:
Basic	3,559	3,477
Diluted	3,569	3,520

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$11	$2
Sales and marketing	8	3
Research and development	17	4
General and administrative	21	17
Total	$57	$26

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income	$776	$345
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51	86
Amortization of intangible assets	79	195
Stock-based compensation	57	26
Non-cash operating expenses related to cancellation of common stock	(55)	—
Recovery of bad debt allowance	(69)	(88)
Changes in current assets and liabilities:
Accounts receivable	(1,071)	(260)
Prepaid expenses and other assets	92	578
Accounts payable	99	(129)
Accrued liabilities and other liabilities	(510)	(697)
Deferred revenue	722	179
Deferred rent	(34)	(21)
Net cash provided by operating activities	137	214

Cash flows from investing activities:
Investment in variable interest entity	(49)	—
Purchases of property and equipment	(10)	(6)
Net cash used in investing activities	(59)	(6)

Cash flows from financing activities:
Proceeds from sale of common stock, net	16	82
Principal payments under capital lease obligations	(3)	—
Net payments under short-term note and bank loan	(50)	—
Net cash provided by (used in) financing activities	(36)	82

Effect of foreign exchange rate changes on cash and cash equivalents	(84)	(49)
Net increase (decrease) in cash and cash equivalents	(42)	241
Cash and cash equivalents at beginning of period	3,958	3,633
Cash and cash equivalents at end of period	$3,916	$3,874

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  THE COMPANY AND BASIS OF PRESENTATION

Versant Corporation (with its subsidiaries, collectively referred to in this report as “Versant” or “the Company”) was incorporated in California in August 1988. Versant is a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.   The Company designs, develops, markets and supports object-oriented database management system products to solve complex data management and data integration problems of enterprise. Versant also provides related product support, training and consulting services to assist users in developing and deploying software applications based on its products. The Company operates its business within a single operating segment referred to as Data Management. Versant’s principal executive offices are located in Fremont, California. Versant has international operations in Germany, the United Kingdom and India and markets its software products and related maintenance services directly through telesales and field sales organizations in North America, Germany and the United Kingdom, and indirectly through distributors and resellers worldwide. Versant had a total of 96 employees at the end of the quarter ended January 31, 2006.

The Company is subject to the risks associated with similar companies in a comparable stage of development. These risks include, but are not limited to the following: fluctuations of operating results, seasonality, lengthy sales cycles for its products, product concentration, dependence on the continued customer acceptance of object database technology, competition, limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations and the Company’s ability to adequately finance its ongoing operations.

Though the Company reported a profit for the quarter ended January 31, 2006, in its fiscal year ended October 31, 2005, the Company had not achieved business volume sufficient to consistently restore profitability and positive cash flow.  The Company operated at a net loss of $14.6 million in fiscal 2005, $12 million in fiscal 2004 and $2.4 million in fiscal 2003. Management anticipates funding future operations from current cash resources and future cash flows from operations.  However, if the Company’s financial results fall short of projections, additional debt or equity may be required to finance operations and the Company may need to implement further cost reductions.  No assurances can be given that these efforts will be successful, if required.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). As a result, in accordance with FIN 46(R), Vanatec’s operating results have been included in Versant’s consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006, and will be included for any additional periods in which the criteria of FIN 46(R) for consolidation are met.

In February 2006, Versant completed the sale of the assets associated with its WebSphere® consulting practice to Sima Solutions, a newly formed privately held U.S. based corporation. Versant’s WebSphere consulting practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction, Versant will cease conducting its WebSphere consulting practice. Pursuant to this Sale Agreement, Versant sold assets associated with its WebSphere consulting practice to Sima Solutions.  In connection with this transaction, twelve employees of Versant, who formerly worked in Versant’s WebSphere consulting practice, left Versant to join Sima Solutions.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, filed on January 30, 2006. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2006, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2.  STOCK-BASED COMPENSATION

Versant maintains a 2005 Equity Incentive Plan, which is a successor and replacement to the Company’s 1996 Equity Incentive Plan. The 2005 Equity Incentive Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders held on August 22, 2005.  The standard term of stock options granted pursuant to the 2005 Equity Incentive Plan and its 1996 predecessor plan is ten years from the date of grant (subject to earlier termination if the option holder ceases to be employed or another service relationship with the Company).  Under the standard vesting schedule for options granted under the 2005 Equity Incentive Plan and its predecessor 1996 Plan, for so long as the option holder continues to be employed by or otherwise provide services to the Company, options vest and become exercisable in installments over a three-year period, with 25% of the shares subject to the option vesting and becoming exercisable on the date nine months after the option was granted and 1/27 of the remaining 75% of the option shares vesting each month thereafter over the next 27 months.

Versant also maintains a 2005 Directors Stock Option Plan, which is a successor and replacement to the Company’s 1996 Directors Stock Option Plan. The 2005 Directors Stock Option Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders held on August 22, 2005.   Options granted under the 2005 Directors Stock Option Plan and its predecessor 1996 plan are immediately exercisable.  However, if a director ceases to be a member of the Company’s board of directors or a consultant to the Company at any time within the two-year period after he or she is granted an option under these plans, then any shares the director purchases upon exercise of such option that are unvested when he or she ceases to be a director or a consultant may, at the Company’s option, be repurchased by the Company at their original purchase price per share. Under the standard vesting schedule for options granted under the 2005 Directors Stock Option Plan and its predecessor 1996 plan, for so long as the option holder continuously serves as a member of the Company’s board of directors or as a consultant, 50% of the shares subject to an option granted to such director under these plans will vest free of the Company’s repurchase option on each of the first two anniversaries of the date such option is granted.

Lastly, the Company maintains a 1996 Employee Stock Purchase Plan, which was approved by the Company’s shareholders in 1996 and which will remain in effect until late May 2006 when it will expire and be replaced by the Company’s 2005 Employee Stock Purchase Plan, a successor plan that will become operative effective June 1, 2006.  The 2005 Employee Stock Purchase Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders held on August 22, 2005. Under the 1996 Employee Stock Purchase Plan, each offering of common shares thereunder is for a period of twenty-four months, consisting of four six-month purchase periods.  Under the 2005 Employee Stock Purchase Plan, each offering of common shares thereunder will be for a period of twelve months, consisting of two six-month purchase periods. The purchase price of shares, which employees may acquire at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date; or the fair market value of the shares on the purchase date.

A more detailed description of each of the above-mentioned stock and stock option plans can be found in Note 10 of the Notes to Consolidated Financial Statements of the Company contained in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 30, 2006.

Versant estimates the fair value of employee stock options and rights to purchase shares under its employee stock purchase plan, or “ESPP” using a Black-Scholes-Merton Option-Pricing Model. This is consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, and the Company’s prior period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS 123).

Prior to November 1, 2005, Versant accounted for the above plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No option-based employee compensation cost was recognized in the Statement of Operations for the fiscal year ended October 31, 2005, since all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also did not record any compensation expense in connection with its Employee Stock Purchase Plan since the purchase price of the stock was 85% of the lower of the fair market value of its common stock at the beginning or the end of each offering period.

Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Under the modified-prospective transition method, the recognized compensation costs during fiscal 2006 include the following components:

First, compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

Second, compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The purchase price of shares, which employees may acquire under ESPP at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Since the 85% threshold is no longer a safe harbor under SFAS 123(R), Versant recorded the fair value of the shares that will be granted under the November ESPP enrollment in the quarter ended January 31, 2006.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123(R), the Company estimated that approximately 58% of the unrecorded deferred share-based compensation amount for options as of January 31, 2006 would not be recognized due to forfeiture. Versant has assumed that there is no forfeiture for rights under its ESPP during the current offering period since the current value of its common stock exceeds the fair market value of its common stock at the beginning of the offering period. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up for the amount of the valuation to be recorded if the forfeiture rate is different from the one applied on prior periods.

As of October 31, 2005, the unrecorded deferred share-based compensation balance related to stock options was $537,000 and will be recognized using the straight-line attribution method ratably over the next three years. Versant will adjust total unrecognized compensation cost, based on future changes in estimated forfeiture rates.

The fair value of each option granted and each share issued under the ESPP is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Three Months Ended January 31,
	2006	2005	2006	2005
	Stock Options		ESPP

Expected life	Three years	Three years	Six months	Six months
Risk-free interest rate	4.28%	3.30%	4.09%	2.47%
Volatility	107%	128%	83%	124%
Dividend yield	—	—	—	—

Versant uses a historical model to arrive at the expected life of its options, but it takes into consideration other factors that could possibly impact the future expected life of the options. The Company determined that the estimated expected life of the options granted under the Equity Incentive Plan is three years.

The expected life for the options granted to the board members under the Directors Plan, who are not full time employees of Versant, is 5.5 years. Versant used the simplified method allowed by SAB 107 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two.

Versant uses the U.S. Treasury Strip rates listed on the last Thursday of every month on the Wall Street Journal to compute risk-free interest rate.

Versant uses the historical volatility over the expected term of the options to estimate the expected volatility. The Company, however, takes into account other current information available to determine the expected volatility, derived based on historical volatility. Versant believes that the historical volatility, at this time, represents fairly the future volatility of its common stock.

As a result of adopting Statement 123(R) on November 1, 2005, the Company’s net income before income taxes for the three months ended January 31, 2006 is $57,000 lower, than if it had continued to account for share-based compensation under Opinion No. 25.

Versant currently does not expect to receive any tax benefits in fiscal 2006 for any expense deductions resulting from expensing of stock options or shares issued under its ESPP plan. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FSP FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Versant currently provides a full valuation allowance for its deferred tax assets, accordingly, a valuation allowance is also provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).

Versant has not distributed any dividend to its common shareholders and does not expect to do so in the near future.

The following table illustrates the effect on the Company’s net income and earnings per share for the quarter ended January 31, 2005 as if Versant had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation using the Black-Scholes-Merton Model valuation model (in thousands, except per share data):

Three Months Ended January 31,
2005
Net income, as reported	$345
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	26
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(199)
Pro forma net income	$172

Basic net income per share:
As reported	$.10
Pro forma	$.05

Diluted net income per share:
As reported	$.10
Pro forma	$.05

The following table summarizes the option activities for the periods ended January 31, 2006 and January 31, 2005:

	Three Months Ended January 31,
	2006				2005
	Shares in thousands	Weighted Average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value in thousands	Shares in thousands	Weighted average exercise price

Outstanding at the beginning of the quarter	301	$24.92			460	$31.22
Granted	21	3.79			4	$7.97
Exercised	—	—			(7)	$6.81
Forfeited	(15)	(23.67)	6.36	$157	(64)	$(38.31)
Outstanding at the end of the quarter	307	$23.55			393	$30.27

Options exercisable at the end of the quarter	252	$27.44	5.53	$67	369	$31.94

Options exercised through the end of the quarter	168	$39.59			122	$40.91

Vested options through the end of the quarter	401	$33.17			466	$34.71

NOTE 3.   NET INCOME PER SHARE

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended January 31,
	2006	2005
Calculation of basic net income per share:
Net income	$776	$345
Weighted average common shares outstanding	3,559	3,477
Net income per share, basic	$.22	$.10

Calculation of diluted net income per share:
Net income	$776	$345
Weighted average - common shares outstanding	3,559	3,477
Dilutive securities -common stock options and shares subject to repurchase	10	42
Weighted average - common shares outstanding and potentially dilutive common shares	3,569	3,520
Net income per share, diluted	$.22	$.10
Anti-dilutive common stock options, not included in net income per share calculation	234	420

NOTE 4.    OTHER COMPREHENSIVE INCOME

Other comprehensive income presented in the accompanying consolidated balance sheet consists of cumulative foreign currency translation adjustments.

For the periods presented, other comprehensive income is as follows (in thousands):

	Three Months Ended January 31,
	2006	2005
Net income, as reported	$776	$345
Foreign currency translation adjustment	(23)	89
Total	$753	$434

 NOTE 5.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activities in the Company’s allowance for doubtful accounts are as follows (in thousands):

	January 31, 2006	October 31, 2005
Beginning balance	$114	$368
Recovery in allowance for doubtful accounts	(71)	(283)
Provision in allowance for doubtful accounts	—	29
Ending balance	$43	$114

NOTE 6.   SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Three Months Ended January 31,
	2006	2005
Revenues by region:
North America	$1,335	$1,410
Europe	3,187	3,824
Asia	103	47
Total	$4,625	$5,281

	As of January 31,
	2006	2005
Long-lived assets by region:
North America	$479	$531
Europe	123	409
Asia	103	119
Total	$705	$1,059

The decline in long-lived assets in Europe was mainly due to reclassification of rental deposits from long-lived to current assets for $129,000 and disposal of fixed assets related to Vanatec spin off for $25,000.

NOTE 7.  RESTRUCTURING

Versant has undergone several restructuring programs since fiscal 2004 with the intent of reducing its ongoing operating costs.

In July 2005, Versant committed to and began implementing a restructuring program to realign resources to focus on its Versant Object Database product. Versant assessed its product portfolio and associated research and development efforts and expenditures, and then streamlined the rest of its operations to support those reassessments. Versant planned to spin off and eliminate marginally profitable or non-strategic products lines, consolidate development activities, eliminate four management positions and certain duplicate positions in marketing functions and programs, and centralize its sales support functions.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (“Vanatec”), a then newly formed privately held German based company. In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals, which received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest in Vanatec. In connection with the spin-off, on July 29, 2005, Versant committed to provide funding to Vanatec in a total amount not to exceed 425,000 euros (or $520,000) in two equal installments of 212,500 euros (or $260,000) each on August 3, 2004 and November 3, 2005.  In addition, during the three months ended July 31, 2005, Versant contributed 25,000 euros (or $30,000) to Vanatec, for a total cash capital contributed and committed by Versant to Vanatec of 450,000 euros (or $550,000).

VOA.NET was one of the aforementioned non-strategic product lines which Versant decided to spin off as part of its restructuring efforts designed to enable Versant to focus on its core database business and progress towards its long-term profitability goal. Versant has committed no additional funding beyond the $550,000 referred to above and has no further obligations to Vanatec.

Versant recorded total restructuring charges of approximately $135,000 for the three months ended January 31, 2006, which consisted primarily of $120,000 in severance payments due to headcount reductions and $15,000 related to the closing down of facilities and legal expenses related to the sale of the assets of Versant’s WebSphere consulting practice, which occurred in February 2006. With the completion of the sale of the assets associated with its WebSphere consulting practice, Versant has effectively completed the restructuring plan it initiated in July 2005 and expects to incur approximately $70,000 additional expenses in the second quarter ending April 30, 2006. These expenses consist of restructuring severance payments for $46,000 and expenses related to disposal of WebSphere assets for $24,000.

As of January 31, 2006, there remains $1.1 million of restructuring accrual and zero variable interest entity liability on Versant’s consolidated balance sheet. The following table summarizes the Company’s restructuring activities from October 31, 2005 through January 31, 2006 (in thousands):

	Facility Leases	Employee Terminations	Others/Vanatec	Total
Opening balance at October 31, 2005	$1,181	$—	$137	$1,318
Facility lease payments during the three months ended January 31, 2006	(192)	—	(137)	(329)
payments during the three months ended January 31, 2006	2	119	13	134
Accrual and variable interest liability as of January 31, 2006	$991	$119	$13	$1,123

The facility lease payments during the three months ended January 31, 2006 was related to Versant’s obligations for its California and European facilities, which were accrued for as part of restructuring plans.

NOTE 8. CONSOLIDATION OF VARIABLE INTEREST ENTITY

Versant determined that the equity at risk in Vanatec is not sufficient to permit the company to finance its activities without additional subordinated financial support; therefore, Versant has determined that Vanatec is a variable interest entity in accordance with FIN
46(R), Consolidation of Variable Interest Entities (As Amended).  As a result, in accordance with FIN 46(R), Vanatec’s operating results have been included in Versant’s consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006, and will be included for any additional periods in which the criteria of FIN 46(R) for consolidation are met. During the three months ended January 31, 2006, Versant absorbed its share of Vanatec’s losses up to the point that the variable interest liability was reduced to zero; and subsequently has absorbed 100% of the losses that Vanatec has incurred for an additional amount of $35,000. Versant will continue to absorb 100% of the losses of Vanatec in the future for so long as Vanatec has a negative equity on its balance sheet and as long as Versant is required to consolidate the operating results of Vanatec under FIN 46(R).

NOTE 9.  GOODWILL

The balance of goodwill as of January 31, 2005 and January 31, 2006 is as follows (in thousands):

	As of January 31, 2006			As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Versant Europe and India	$3,277	$3,036	$241	$3,277	$3,036	$241
Poet Holdings, Inc.	5,752	—	5,752	5,752	—	5,752
FastObjects, Inc.	677	—	677	677	—	677
JDO Genie (PTY), LTD.	50	—	50	50	—	50
Total	$9,756	$3,036	$6,720	$9,756	$3,036	$6,720

NOTE 10.  INTANGIBLE ASSETS

Intangible assets consist of acquired technology and customer relationships amortized over a period between five and eight years. The Company’s intangible assets balances as of January 31, 2005 and January 31, 2006 are as follows (in thousands):

	As of January 31, 2006			As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$934	$985	$1,919	$887	$1,032
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	174	376	550	146	404
FastObjects, Inc. (Amortized over 6 yrs)	148	76	72	148	72	76
Total	$2,617	$1,184	$1,433	$2,617	$1,105	$1,512

The projected amortization of intangible assets is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2006	$237
2007	315
2008	315
2009	279
2010	200
Thereafter	87
Total	$1,433

NOTE 11. WARRANTY INDEMNIFICATION OBLIGATIONS

FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize a liability for and/or disclose obligations it has undertaken in relation to the issuance of the guarantee. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45 only.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of any indemnification; therefore, the Company has not accrued any expenses for such indemnity liabilities either in the U.S. or Europe.

The Company’s software license agreements also generally include a warranty that the Company’s software products will substantially operate as described in the applicable program documentation. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, Versant has not incurred any material costs associated with these warranties, and as such the Company has not provided for any reserves for any such warranty liabilities in its U.S. operation results.

In Europe, however, there is a statutory one-year warranty requirement for all the Company’s products and services. As a result, Versant had a warranty reserve for $65,000 and $10,000 for the three months ended January 31, 2006 and 2005, respectively.

NOTE 12. LINE OF CREDIT

On June 21, 2005, Versant and a financial institution entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, Versant may borrow up to a maximum of $3.0 million from the financial institution at any one time under a revolving secured accounts receivable-based line of credit. This line of credit permits Versant to obtain short-term loan advances from the financial institution equal to 80% of the face amount of specific eligible accounts receivable of Versant. The interest rate on each advance will be either 4.0% or 4.5% above the financial institution’s prime rate. There were zero and $39,000 outstanding debt under this credit line as of January 31, 2006 and October 31, 2005, respectively.

NOTE 13.  RELATED PARTY TRANSACTION

The Company paid one of its directors, Bernhard Woebker, $15,000 in the quarter ended January 31, 2006 for consulting services, in addition to the amounts paid to Mr. Woebker as part of the Company’s standard compensation to outside, non-employee directors.

NOTE 14.  FORFEITURE OF COMMON STOCK

In October 2004, Systems America Inc. served a complaint against Versant in a lawsuit alleging that former employees of Systems America who left that company to form Mokume Software, Inc. (“Mokume”) misappropriated Systems America trade secrets and confidential information, unfairly competed with Systems America and infringed Systems America’s trademarks. The Systems America suit alleged that when Versant acquired Mokume in November 2002, it acquired the benefit of the allegedly misappropriated trade secrets, confidential information, customer relationships, trademarks and trade names, and thus Systems America sought damages and injunctive relief from Versant. In connection with this litigation, Versant in turn sought indemnification from the former stockholders of Mokume under the terms of the merger agreement pursuant to which Versant acquired Mokume. Versant’s indemnification claims were made on the grounds that the allegations in and the existence of the Systems America litigation constituted a breach of certain representations and warranties made by the former Mokume stockholders to Versant in the merger agreement. Versant’s indemnification rights entitled Versant to obtain indemnification by canceling and recovering certain shares of Versant Common Stock issued to the former Mokume stockholders in connection with Versant’s acquisition of Mokume. Pursuant to a written agreement with the representative of the former Mokume stockholders in accordance with the merger agreement, 8,998 shares of Versant Common Stock held by the former Mokume stockholders were forfeited and cancelled as of January 12, 2006 in satisfaction of Versant’s indemnification rights. As a result of this transaction, Versant reversed $55,000 from its legal expenses during the quarter ended January 31, 2006.

NOTE 15.  DISCONTINUED OPERATIONS

On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions, a privately held U.S. based company. Versant’s WebSphere practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction Versant will cease conducting its WebSphere practice. In connection with Versant’s sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant’s WebSphere Practice, will join Sima Solutions.

The WebSphere transaction, based on SFAS 144 (Impairments of Long-Lived Assets and Discontinued Operations), met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant reflects the results of operations of the WebSphere consulting practice for the quarters ended January 31, 2006 and January 31, 2005 as discontinued operations. Therefore, reported revenues for these two quarters no longer include revenue from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as earnings or losses from discontinued operations, net of income taxes.

The WebSphere sale transaction itself will be reflected in the quarter ending April 30, 2006, and potential earn-out payments will be recognized if and when achieved during the remainder of fiscal 2006 and beyond.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima. Versant estimates that the additional charges for the sale of the WebSphere consulting practice assets is approximately $24,000, including $16,000 related to computer equipment transferred to WebSphere as part of this transaction.

Pursuant to the Sale Agreement, Sima acquired assets, consisting principally of certain contracts with customers, contractors and business partners of Versant’s WebSphere consulting practice, an office lease in the Chicago, Illinois area, certain office equipment, customer lists, marketing information and marketing collateral. In exchange for these assets, Sima assumed certain liabilities associated with the WebSphere consulting practice, paid Versant $500,000 in cash and agreed to make certain contingent cash “earn-out” payments to Versant based on varying percentages of the revenues Sima collects from its operation of the WebSphere practice during the 24-month period immediately following closing of this transaction, substantially as follows:

•                  During the first 12 months following the closing of the sale to Sima (the “First Year”), Sima has agreed to pay Versant: (i) 12% of the first $3.74 million of earn-out revenue collected during the First Year, if any; (ii) 5% of the next $2.0 million of earn-out revenue collected during the First Year, if any; and (iii) 2% of any other earn-out revenue collected during the First Year in excess of $5.74 million.

•                  During the second twelve months immediately following the First Year (the “Second Year”), Sima has agreed to pay Versant: (i) 12% of the first $3.74 million of earn-out revenue collected during the Second Year, if any; (ii) 5% of the next $2.0 million of earn-out revenue collected during the Second Year, if any; and (iii) 2% of any other earn-out revenue collected during the Second Year in excess of $5.74 million.

The above earn-out payment formula is subject to certain adjustments, including adjustments which reduce the dollar thresholds at which the percentages of earn-out revenue are to be paid under the above formula if certain former Versant employees do not remain employed by Sima for a certain time period following the closing of the WebSphere transaction.

NOTE 16.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2006, the FASB issued FASB Staff Position No. FSP FAS 123(R)-4, which addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon occurrence of a contingent event. The guidance on this FSP shall be applied upon initial adoption of SFAS 123(R). Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the 2005 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on January 30, 2006. Our historic operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements many include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected,  implied in or anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include,  but are not limited to, those risks, uncertainties and factors discussed under the subheading “Risk Factors” in this Item 2 and those discussed elsewhere in this report (including those in Item 1A of Part II of this report), in the Company’s other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s  report on Form 10-KSB for the fiscal year ended October 31, 2005. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

Certain Industry Terms

We have listed below, for reference purposes, certain technical terms that are well known and often used in our industry. We have defined these terms here to assist readers in better understanding the information provided in this report:

• Relational Database is a type of data management software that stores data as tables and columns and can be accessed using an industry standard language called SQL.

• Application Server Software is a form of deployment software that is used to build and deploy Internet applications, including commercial websites and internal company websites.

• Cache – Performance works with servers to improve and enhance their response times and throughput.

• Integration Framework can connect two disparate pieces of software together.

• XML is the standard format used to exchange data (information) between multiple software systems.

• Object-Oriented refers to a form of software that uses smaller building blocks called objects to create larger software systems.

• Data Integration is a broad term for a variety of techniques that enable the data used by one software system to be used in other software systems.

• Replication is a range of technical methods that enable multiple databases to be approximately synchronized, or to contain the same data.

• Disk Mirroring uses specialized software, and often specialized hardware, to get the same data on two storage disks for the purpose of increasing the reliability or making a quick snapshot (duplicate backup) of a database.

•Fault Tolerant Server is a server that offers higher reliability by the use of duplicated hardware and specialized software. If a failure occurs in one of the databases, the surviving database will continue to provide normal service.

• J2EE-based is an application or software component that is deployed in a Java 2 Enterprise Edition (J2EE) software environment.

• Zero-administration is an application that has been constructed so that no intervention from a Database Administrator is required.

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

Our Data Management business is currently comprised of the following key products:

•                  Versant Object Database, a seventh generation object database management system, is used in high-performance, large-scale, real-time applications. Our former product, Versant enJin, has been replaced by Versant Object Database using Java Data Object (JDO) and the Java Persistence API language interface.

•                  Versant Developer Suite (VDS), a sixth generation object database management system, is designed to support multi-user, commercial applications in distributed environments. VDS enables users to store, manage, and distribute information that they believe often cannot be administered effectively through traditional database technologies.

•                  FastObjects, an object-oriented database management system , is designed to be embedded as a high performance component into customers’ applications and systems. FastObjects is used in a vast range of applications, including medical devices, vending machines, telecom equipment and defense systems.

In addition to our product offerings, to assist users in developing and deploying applications based on Versant Object Database, VDS and FastObjects, we offer a variety of services, including consulting, training and technical support services.

In addition to these products and services, we resell related software developed by third parties. To date, substantially all of our revenues have been derived from the following data management products and related services:

• sales of licenses for Versant Object Database, VDS, FastObjects, and to a much lesser extent, Versant Open Access;

• maintenance and technical support services for our products;

• consulting services (Versant and Poet consulting practice and our former dedicated IBM WebSphere consulting practice, which we sold in February 2006) and training services;

• nonrecurring engineering fees received in connection with providing services associated with Versant Object Database, VDS and FastObjects;

• the resale of licenses, and maintenance, training and consulting services, for third-party products that complement Versant Object Database, VDS and FastObjects;

• reimbursements received for out-of-pocket expenses we incur and which are recorded as revenues in our statement of operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period. We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, the determination of allowance for doubtful accounts, the determination of the amount of stock-based compensation, restructuring charges, and income taxes.

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

• The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenues are recognized as payments become due in accordance with paragraph 29 of SOP 97-2.

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

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. Our license fees are non-cancelable and non-refundable and we do not make concessions or grant a refund for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of its software. Therefore, a customer’s delay or acceleration in its deployment schedule does not impact our revenue recognition. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term in which the PCS is to be performed, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable, as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income or increase our net loss. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items. Our allowance for doubtful accounts amounted to 43,000, or 1% of gross accounts receivable, and $283,000, or 5% of gross accounts receivable, at January 31, 2006 and January 31, 2005, respectively. The reduction in the allowance for doubtful accounts at January 31, 2006 as compared to January 31, 2005 is due to continued favorable collection history during the past year and more current accounts receivable at the end of three months ended January 31, 2006.

Stock-Based Compensation Expense

In December 2004, FASB revised SFAS No. 123 and issued SFAS No.123(R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. We have applied the principles of SAB 107 in conjunction with our adoption of SFAS 123(R) in fiscal 2006.

We have exercised significant judgment to determine the variables used in calculation of the stock-based compensation.

We chose the closed-form model of Black-Scholes-Merton as our option-pricing model to arrive at stock options expense valuation. The Black-Scholes-Merton formula assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the options’ term.

The expected life of an employee share option is the period of time that it is expected to be outstanding. We use a historical model to arrive at the expected life of our options, but we also take into consideration other factors that could possibly impact the future expected life of the options. We determined that the estimated expected life of the options granted under our Equity Incentive Plan  is their maximum vesting period (three years). We believe that none of the variables, such as, the vesting period, expected volatility, blackout periods and employee demographics have materially changed. Therefore, we have concluded that the historical expected life represents fairly the expected future life of the options.

We have also assumed that the expected life for stock options granted under our Directors Plan is 5.5 years even though the vesting period of options granted under this plan usually does not exceed two years. This was due to the fact that the tenure of the directors is usually longer and their option exercise habits are different compared to our regular employees.  We have used the simplified method, discussed in SAB 107, to arrive at this calculation. Under the simplified method, the expected term of the options is equal to vesting term plus original contractual term divided by two.

We have further assumed a six months expected life for our ESPP since our current stock price is significantly higher than the offering price at the beginning of the ESPP purchase period in the current enrollment plan.

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during the expected life of the options. The Black-Scholes-Merton formula does not incorporate a range of expected volatilities over the option’s expected life. We use the historical volatility over the expected term of the options to estimate the expected volatility. We calculate the standard deviation of price changes for the periods of four years, three years, two years, one and half years, one year and half a year. Then, we calculate historical volatility for the past four, three, two, one and half, one, and half-year periods. We, however, take into account other current information available to determine that the expected volatility, derived based on historical volatility, represents fairly the future volatility of our common stock. At this time, we do not believe that there is any indication that future volatility will differ from historical volatility.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. We estimated that approximately 58% of the unrecorded deferred share-based compensation amount unrecognized for options as of January 31, 2006, would not be recognized due to forfeiture. We have assumed that there is no forfeiture for ESPP purchase rights during the current offering period since the current value of our common stock exceeds the fair market value of our common stock at the beginning of the offering period. We used the historical data to arrive at our forfeiture rate. We, however, believe that the variables that could impact the forfeiture rate did not materially change compared to historical data. Therefore, we believe that the historical forfeiture rate is a fair presentation of future forfeiture rate at this time. We apply the forfeiture rate to the unvested portion of the option valuation and perform a true up for the amount of the valuation to be recorded if the forfeiture rate is different from the one applied on prior periods.

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

We evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals on a regular basis. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and changes in their ability to meet their financial obligations throughout the term of any sublease agreement. The impact of these estimated costs and sublease proceeds are significant factors in determining the appropriateness of our restructuring accrual balance presented in our Consolidated Balance Sheet at January 31, 2006. Our actual expenses may differ significantly from our estimates and as such, may require adjustments to our restructuring accruals, which will impact our operating results in future periods.

During the third quarter of fiscal 2005, we committed to and began implementing a restructuring program to realign our resources and refocus on our Versant Object Database product. As a result, we recorded total restructuring charges of $638,000 ($280,000 of which is related to severance costs) for the fiscal year ended October 31, 2005. Versant also recorded total restructuring charges of approximately $135,000 for the three months ended January 31, 2006 and expects to book approximately $70,000 additional expenses in the second quarter ending April 30, 2006.  These expenses consist of restructuring severance payments for $46,000 and expenses related to disposal of WebSphere assets for $24,000.

The total quarterly cost savings attributable to this restructuring plan, excluding the effect of the VOA.NET spin-off, was approximately $400,000 for the quarter ended October 31, 2005, and is expected to increase to approximately $550,000 by the quarter ended July 31, 2006. These cost savings are related to completed headcount reduction and reduced discretionary spending.

Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our consolidated financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet to the extent deemed realizable. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely. We establish a valuation allowance against our net deferred tax assets to the extent such assets are not deemed to be realizable. If we establish a valuation allowance or increase it in a given period, then we must increase the tax provision in our statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2005 and January 31, 2006 for our deferred tax assets.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented to reflect the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FSP FAS 123(R)-4, which addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon occurrence of a contingent event. The guidance on this FSP shall be applied upon initial adoption of SFAS 123(R). Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended
	January 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
License	55%	66%
Maintenance	35%	30%
Professional services	10%	4%
Total revenues	100%	100%

Cost of revenues:
License	2%	1%
Amortization of intangible assets	2%	4%
Maintenance	8%	8%
Professional services	7%	5%
Total cost of revenues	19%	18%

Gross profit margin	81%	82%

Operating expenses:
Marketing and sales	20%	33%
Research and development	19%	20%
General and adminstrative	23%	25%
Restructuring	3%	0%
Total operating expenses	65%	78%

Income from operations	16%	4%
Outside shareholders’ loss from VIE	3%	0%
Other income, net	0%	2%
Income before provision for income taxes	19%	6%
Provision for income taxes	2%	1%
Net income from continuing operations	17%	5%
Earnings (losses) from discontinued operations, net of income taxes	0%	2%
Net income	17%	7%

Revenues

The following table summarizes software license, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
	2006	2005	Amount	Percentage
	(unaudited)	(unaudited)
Revenues:
License	$2,513	$3,491	$(978)	-28%
Maintenance	1,633	1,592	41	3%
Professional services	479	198	281	142%
Total	$4,625	$5,281	$(656)	-12%

Total Revenues. Total revenues are comprised of license fees, maintenance, training, consulting, technical and other support services. Fluctuations in total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released.

Our total revenues declined $656,000 (or 12%) for the three months ended January 31, 2006 from the corresponding period in fiscal 2005. This decline included unfavorable foreign currency fluctuations of $49,000.

One customer accounted for 15% and 34% of our total revenues for the three months ended January 31, 2006 and 2005, respectively.

Like many other enterprise software companies, we do not operate with a significant backlog of orders. Information Technology spending in general has been considerably depressed over the recent past, particularly in the U.S., which makes it even more difficult for us to forecast our revenues.

The inherently unpredictable business cycle of an enterprise software company and the cautious macro-economic environment make discernment of continued and meaningful business trends more difficult. However, with respect to license revenues, we are still experiencing extremely cautious behaviors in IT purchasing in North America. We nevertheless are expecting slightly higher license revenues for the remainder of fiscal 2006 in this region, and also expect our international software revenues to be slightly higher for the remainder of fiscal 2006. We expect our maintenance revenues to remain at essentially the same level for the remainder of fiscal 2006. We expect our consulting revenues to grow modestly for the remainder of fiscal year 2006 due to the existence of significant recent consulting agreements with two European customers.

International Revenues. The following table summarizes our revenues by geographic area for the periods indicated (in thousands, except percentages):

	Three Months Ended
	January 31,
		Percentage		Percentage	Change
	2006	of Revenues	2005	of Revenues	Amount	Percentage
	(unaudited)		(unaudited)
Revenues by geographic area:
North America	$1,335	29%	$1,410	27%	$(75)	-5%
Europe	3,187	69%	3,824	72%	(637)	-17%
Asia	103	2%	47	1%	56	119%
Total	$4,625	100%	$5,281	100%	$(656)	-12%

International revenues represented approximately 71% of our total revenues for the three months ended January 31, 2006, as compared to 73% for the comparable period in 2005. The high percentage of international revenues for both periods is mainly due to the following:

•      Stronger demand for our products in Europe.

•      Cautious purchasing behavior and lack of execution of any major contract in the U.S.

•      Change of sales personnel and management in our U.S. operations.

•      Discontinuation of U.S. WebSphere consulting practice.

•      Merging of Poet’s European operations and integrating its customer base.

Revenues by Industry. The following table summarizes our revenues by industry for the periods indicated (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
	2006	2005	Amount	Percentage
	(unaudited)	(unaudited)
Revenues by industry:
Technology	1,434	444	990	223%
Telecommunications	$1,279	$2,823	$(1,544)	-55%
Defense (including government)	895	224	671	300%
Other	1,017	1,790	(773)	-43%
Total	$4,625	$5,281	$(656)	-12%

Our products are used by the technology sector mainly for demand consensus forecasts, collaborative planning and requirements definition. Our revenues in this sector increased $990,000 (or 223%) to $1.4 million during the three months ended January 31, 2006, compared to $444,000 for the corresponding period in fiscal 2005. This increase was mainly due to revenues from several

European technology customers. Our European operation was able to close some of the deals related to this sector, which were delayed from the previous quarters.

We also market our products to the telecommunications sector in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications sector declined $1.5 million (or 55%) to $1.3 million during the three months ended January 31, 2006, compared to $2.8 million for the corresponding period of 2005. This decline was due to receipt of a significant follow on order from a European telecommunications company in the first quarter of fiscal 2005. We did not have a comparable sale to any of our customers in the first quarter of fiscal 2006.

Our revenues from the defense sector are cyclical since defense contracts usually have longer negotiation and sign off periods. The increase in revenues in this sector during this quarter was mainly due several contracts that their closings were delayed from the previous quarter.

Revenues by Category.  The following tables summarizes our revenues by category for the periods indicated (in thousands, except ercentages):

	Three Months Ended
	January 31,
		Percentage		Percentage	Change
	2006	of Revenues	2005	of Revenues	Amount	Percentage
	(unaudited)		(unaudited)
Revenues by category:
License	$2,513	55%	$3,491	66%	$(978)	-28%
Maintenance	1,633	35%	1,592	30%	41	3%
Professional service	479	10%	198	4%	281	142%
Total	$4,625	100%	$5,281	100%	$(656)	-12%

License.  License revenues were $2.5 million for the three months ended January 31, 2006, a decline of 28% from $3.5 million reported for the comparable period in 2005.  The higher license revenues during the three months ended January 31, 2005 was mainly due to a significant follow-on order from a European telecommunications company. We did not have a comparable order during the three months ended January 31, 2006.

Maintenance.  Maintenance revenues were $1.6 million for the three months ended January 31, 2006, which was consistent with the maintenance revenues reported for the comparable period in 2005.  The maintenance revenues remained relatively unchanged due to stable retention rate in our customer base.

Professional Services.  Professional services revenues were $480,000 for the three months ended January 31, 2006, an increase of 142% from $198,000 reported for the comparable period in fiscal 2005. This increase was mainly due to revenues associated with a major percentage-of-completion consulting agreement with a European customer in the first quarter of fiscal 2006.

Cost of Revenues

Total Cost of Revenues.  Total cost of revenues was $900,000 for the three months ended January 31, 2006, a decline of $48,000 (or 5%) from total cost of revenues of $948,000 reported for the comparable period in 2005. This decline included favorable foreign currency fluctuations of approximately $15,000.

The following table summarizes the cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
	2006	2005	Amount	Percentage
	(unaudited)	(unaudited)
Cost of revenues:
Cost of license	$105	$56	$49	88%
Amortization of intangible assets	79	195	(116)	-59%
Cost of maintenance	383	418	(35)	-8%
Cost of professional services	333	279	54	19%
Total	$900	$948	$(48)	-5%

License. Cost of license revenues consists primarily of royalties and cost of third party products (which we resell to our customers), product media and packaging costs. Cost of license revenues was $105,000 for the three months ended January 31, 2006 (or 4% of license revenues) as compared to $56,000 (or 2% of license revenues) for the corresponding period in 2005.

The increase of $49,000 in absolute dollars for the three months ended January 31, 2006 over the comparable period in 2005, was primarily due to an increase in royalties and cost of third party products in the U.S. for $30,000 and obsolescence of product documentation and media for $17,000 in Versant Germany.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets acquired in our 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology. Amortization of intangible assets was $79,000 for the three months ended January 31, 2006 (or 3% of license revenues) as compared to  $195,000 (or 6% of licensed revenues) for the corresponding period in 2005.

The $116,000 decline in absolute dollars for the three months ended January 31, 2006 from the comparable period in 2005, was due to several write-offs of our intangible assets for $2.6 million, which occurred in fiscal 2005.

We expect to incur approximately $79,000 per quarter for amortization of intangible assets quarterly in fiscal 2006.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $383,000 for the three months ended January 31, 2006 (or 23% of maintenance revenues) compared to $418,000 (or 26% of maintenance revenues) for the corresponding period in fiscal 2005. The decline in absolute dollars of $35,000 for the three months ended January 31, 2006, was mainly due to headcount reduction of three employees (resulting in a reduction of $50,000 in our U.S. and U.K. operations) due to fiscal 2005 restructuring plan.  This decline, however, includes some cost of maintenance related to Vanatec. Vanatec’s cost of maintenance for the three months ended January 31, 2006 was $13,000.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization. Cost of professional services revenues was $333,000 for the three months ended January 31, 2006 (or 70% of professional services revenues) compared to $279,000 (or 141% for the professional services revenue) for the three months ended January 31, 2005. The increase in absolute dollars was mainly attributable to a major percentage-of-completion consulting project with a European customer during the three months ended January 31, 2006. The negative margin in professional services for the three months ended January 31, 2005 was due to under-utilization of one full-time employee dedicated to professional services in that quarter.

In Europe, there is a statutory one-year warranty requirement for all our products and services. Prior to our merger with Poet in March 2004, Poet Holdings, Inc. provided for a reserve for such warranties that could be in excess of its regular maintenance programs.  We continued maintaining this reserve for $8,000 and $10,000 related to the FastObjects products in Europe as of January 31, 2006 and 2005, respectively. Pursuant to a major consulting agreement with a European company, which is accounted for on a percentage of completion basis, we also maintained an additional warranty reserve of $57,000 for the three months ended January 31, 2006.

Operating Expenses

Total Operating Expenses.  Total operating expenses were $3.0 million for the three months ended January 31, 2006, a decline of 27% from $4.1 million reported for the comparable period in 2005. This decline included favorable foreign currency exchange fluctuations of $14,000.

The following table summarizes the operating expense for these periods (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
	2006	2005	Amount	Percentage
	(unaudited)	(unaudited)
Operating expenses:
Sales and marketing	$946	$1,726	$(780)	-45%
Research and development	869	1,079	(210)	-19%
General and administrative	1,053	1,312	(259)	-20%
Restructuring	134	—	134	100%
Total	$3,002	$4,117	$(1,115)	-27%

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses; commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs. Sales and marketing expenses were $946,000 for the three months ended January 31, 2005 (or 20% of revenues) and $1.7 million (or 33% of revenues) for the comparable period in 2005. The $780,000 decline in absolute dollar for the three months ended January 31, 2006 was mainly due to headcount reductions in the U.S. from eleven to five employees (resulting in a reduction of $241,000) and in Europe from eleven to six employees (resulting in a reduction of $283,000). Additionally, the sales and marketing programs also declined in both U.S. and Europe by approximately $224,000.  Headcount reductions were the result of our fiscal 2005 restructuring activities to better align our costs with current revenue levels. These declines included some sales and marketing expenditures related to Vanatec. Vanatec’s sales and marketing expenditures for the three months ended January 31, 2006 was $106,000.

We expect sales and marketing expenses to be slightly higher for the remainder of fiscal 2006 due to additional headcount and will continue to represent a considerable percentage of our total revenues in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits expenses for facilities and payments made to outside software development contractors. Research and development expenses were $869,000 (or 19% of revenues) for the three months ended January 31, 2006 and $1.1 million (or 20% of revenues) for the comparable period in 2005. The $210,000 decline in absolute dollars was mainly due to headcount reductions in the U.S. from eight to four employees (resulting in a reduction of $253,000) and in Europe from eight to six employees (resulting in a reduction of $52,000) as a result of fiscal 2005 restructuring activities. These declines were partially offset by a headcount increase in India from 29 to 35 employees (resulting to an increase by approximately $36,000).  These declines also included some research and development expenditures related to Vanatec. Vanatec’s research and development expenditures for the three months ended January 31, 2006 were $75,000.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to remain at  the current levels during the remainder of fiscal 2006.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses and general operating expenses. General and administrative expenses were $1.1 million (or 23% of revenues) for the three months ended January 31, 2006 and $1.3 million (or 25% of revenues) for the comparable period in 2005. The $259,000 decline in absolute dollars was mainly due to headcount reductions in the U.S. from eleven to seven employees (resulting in a reduction of $165,000) and in Europe from eight to seven employees (resulting in a reduction of $46,000) due to our fiscal 2005 restructuring activities. Additionally, legal expenses declined by $50,000 in response to fewer complex regulatory issues during quarter. Vanatec’s general and administrative expenses offset these declines by approximately $25,000.

We expect our general and administrative expenses to increase modestly towards the end of fiscal year 2006 if we are required to comply with Section 404 of Sarbanes-Oxley Act of 2002 by the end of fiscal 2007.

Outside Shareholders’ Loss from VIE

During the three months ended July 31, 2005, as part of a restructuring plan, we spun-off the assets of our VOA.Net product to Vanatec, and we committed to the capital contribution of an additional 212,500 euros (or $260,000), which we contributed on November 3, 2005. Vanatec itself has projected cash disbursements of approximately $225,000 for the next three months ending April 30, 2006. Versant determined that equity at risk in Vanatec is not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, Versant has determined that Vanatec is a variable interest entity in accordance with FIN
46(R), Consolidation of Variable Interest Entities (As Amended).

Vanatec’s results have been included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006, and will be included for any additional periods in which the criteria of FIN 46(R) for consolidation are met. During the three months ended January 31, 2006, we absorbed our share of Vanatec’s losses up to the point that the variable interest liability was reduced to zero; and subsequent to that we absorbed 100% of the losses that Vanatec has incurred for an additional amount of $35,000. We will continue to absorb 100% of the losses of Vanatec in the future for so long as Vanatec has a negative equity on its balance sheet and as long as Versant is required to consolidate the operating results of Vanatec under FIN 46(R).

Other Income, Net

Other income, net consists primarily of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses. Other income, net was $12,000 (or 0.2% of revenues) for the three months ended January 31, 2006 and $81,000 (or 2% of revenues) for the comparable period in 2005. The decrease in absolute dollars of $69,000 was largely due to foreign exchange rate fluctuations.

The following table summarizes the other income, net for the periods indicated (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
	2006	2005	Amount	Percentage
	(unaudited)	(unaudited)

Other income, net	$12	$81	$(69)	-85%

Provision for Income Taxes

We incurred foreign withholding tax and state franchise tax of approximately $13,000 and $45,000 in the three months ended January 31, 2006 and 2005, respectively. Additionally, we accrued $70,000 for income taxes for our German operations since there is a statutory limitation on net operating loss utilization per fiscal year. We expect to exceed this limit in fiscal 2006.

We record a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. The Company has recorded a valuation allowance for all of its deferred tax assets, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

We funded our business from cash generated by our operations during the three months periods ended January 31, 2006 and 2005.  As of January 31, 2006, we had cash and cash equivalents of $3.9 million, an increase of $362,000 over the $3.6 million of cash and cash equivalents we held at January 31, 2005. As of January 31, 2006, $3.2 million of our cash and cash equivalents were held in foreign financial institutions. Currently, there are no legal restrictions or tax penalties if the Company decides to repatriate this cash.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of January 31, 2006		As of January 31, 2005
	Local currency	U.S. Dollar	Local currency	U.S. Dollar
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash in foreign currency:
Euro	2,362	$2,857	1,506	$1,963
British Pound	168	296	223	420
India Rupee	3,186	72	2,145	49
Total		$3,225		$2,432

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

We believe that with our current cost structure, after the restructuring and disposition of our WebSphere business, we can operate on a cash flow positive or breakeven position for the remainder of fiscal 2006.

Operating Activities

The following table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities for the periods indicated (in thousands):

	Three Months Ended
	January 31,		Change
	2006	2005	Amount	Percentage
	(unaudited)	(unaudited)
Net cash provided by operating activities:
Net income	$776	$345	$431	125%
Non-cash adjustments	63	219	(156)	-71%
Accounts receivable	(1,071)	(260)	(811)	312%
Prepaid expense and other assets	92	578	(486)	-84%
Accounts payable	99	(129)	228	-177%
Accrued liabilities and other liabilities	(544)	(718)	174	-24%
Deferred revenues	722	179	543	303%
Total	$137	$214	$(77)	-36%

We have financed our operations and met our capital expenditure requirements through cash flows from operations, and increased our cash flows from operations of $137,000 for the three months ended January 31, 2006.  This increase is attributed mainly due to higher income and an increase in deferred revenue.

Non-cash adjustments were $63,000 for the three months ended January 31, 2006 compared to $219,000 for the corresponding period in 2005 due to $2.6 million write off during the third quarter of 2005. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

Changes in our assets and liabilities result from the timing of payments to our vendors for accounts payable and the timing of payments from our customers for accounts receivables, which will both impact our operating cash flows in the future. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues divided by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSO was 51 days and 70 days for the three months ended January 31, 2006 and January 31, 2005, respectively.  We have included revenue of our WebSphere practice for $1.2 million, which we classified as discontinued operations, in the calculation of our DSO since the accounts receivable associated with this discontinued operation was reflected in our balance sheet as of January 31, 2006 and will not be transferred as part of WebSphere transaction.

The impact of the change in current assets and liabilities was $709,000 for the three months ended January 31, 2006 compared to $350,000 for the corresponding period in 2005. The analysis of this change is as follows:

•    an increase in deferred revenues of $722,000 was as a result of an increase of $800,000 in deferred revenues from our European region, which was mainly due to the execution of several maintenance contracts for $620,000 and deferral of a percentage of completion contract for $180,000 during the first quarter of fiscal 2006, and offset by an approximately $75,000 decline in deferred revenues from our U.S. region due to a lower rate of renewal in our maintenance contracts.

•    reductions in accounts payable and other accrued liabilities of $452,000 were primarily due to U.S. facility-related payments made against our restructuring accrual for $168,000,  a reduction of approximately $190,000 in accrued legal expenses due to lower legal fees in our U.S. region, and a reduction of approximately $70,000 in commission and related accruals due to sales headcount reduction.

•    an increase in accounts receivable of $1.1 million was mainly the result of an increase of $1.6 million in accounts receivable in our European region due to higher revenues from that region during the first quarter of fiscal 2006; offset by a decline of $494,000 in accounts receivables in our U.S region due to lower DSO and revenues.

Investing Activities

The primary uses of our cash in investing activities are typically for the purchases of property and equipment and acquired technology.

For the three months ended January 31, 2006, net cash used in investing activities was approximately $59,000, comprised of the following:

•    cash used in purchases of property and equipment of $10,000. We anticipate a similar level of activities for the purchases of property and equipment for the remainder of fiscal 2006, and

•    $49,000 related to the final investment installment for the 19.6% interest in Vanatec, a privately held company to whom we spun-out our VOA.Net assets.

Financing Activities

Our main source of cash from financing activities is proceeds from sale of common stock under our employee stock option and stock purchase plans and, in the periods that we had a receivable line of credit in place, periodic draw-downs on the credit line that were typically repaid within a month.

For the three months ended January 31, 2006, net cash used in financing activities was approximately $28,000, comprised of the following:

•    cash inflows of $16,000 due to proceeds from the sale of common stock under our stock purchase plans, and

•    cash outflows of $50,000 due to repayment of borrowing under the line of credit during the fourth quarter of fiscal 2005. On June 21, 2005, Versant and a bank entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million from the bank at any one time under a revolving secured accounts receivable-based line of credit.  This line of credit permits Versant to obtain short-term loan advances from the bank equal to 80% of the face amount of specific eligible accounts receivable of Versant.  The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 261,000 shares available to issue under our current equity incentive and directors plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of January 31, 2006 consist of obligations under operating leases for facilities, equipments and contract commitments.

We have reflected approximately $1.2 million of our commitments on our Consolidated Balance Sheet as of January 31, 2006. Our annual minimum commitments as of January 31, 2006 under non-cancelable operating leases, not recorded on the January 31, 2006 balance sheet, are as follows (in thousands):

	Rental	Equipment
	Lease	Lease	Total
	(unaudited)	(unaudited)
Fiscal year ending January 31,
2006	$1,259	$90	$1,349
2007	638	59	697
2008	—	37	37
2009	—	32	32
2010	—	16	16
Thereafter	—	22	22
Total	$1,897	$256	$2,153

We believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the remainder of fiscal 2006. However, if we fail to generate adequate cash flow from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated; then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment, if significant, it will be necessary for us to seek additional debt or equity financing.

Our obligations to the financial institution under the Loan Agreements are secured by a first security interest in all of our assets, including our equipment, cash and intellectual property. The credit facility provided by the Loan Agreements will expire by June 21, 2007.

If we are required to obtain additional financing for our working capital, there can be no assurance that such financing will be available to us on reasonable financial or other terms, or at all. The prices at which new investors might be willing to purchase our securities may be lower than the market value or the trading price of our common stock. The sale of additional equity or convertible debt securities could also result in dilution to our shareholders, which could be substantial and may involve the issuance of preferred securities that would have liquidation preferences that entitle holders of the preferred securities to receive certain amounts before holders of our common stock in connection with an acquisition or business combination involving Versant or a liquidation of Versant. New investors may also seek agreements giving them additional voting control or seats on our board of directors.

Further, if our common stock were ever delisted from trading on the NASDAQ Capital Market, our ability to obtain financing through sales of our stock would be materially impaired. Even if we were able to obtain additional debt or equity financing, the terms of any such financing might significantly restrict our business activities and in some circumstances, might require us to obtain the approval of our shareholders, which could delay or prevent consummation of the financing transaction.

Vanatec results have been included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006, and will be included for any additional periods in which the criteria of FIN 46(R) for consolidation are met. We reflected the cash balance of Vanatec for $7,000 as of January 31, 2006 in our Consolidated Balance Sheet as of January 31, 2006.

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

Subsequent to the reverse split, on September 8, 2005, we received notice from NASDAQ market that we regained compliance with Marketplace Rule.

Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results of operations to differ materially from those contemplated in the forward-looking statements. The matters set forth below and in Item 1A of this report should be carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We are dependent on a limited number of products, especially Versant Object Database. Nearly all of our license revenues to date have been derived from our Versant Object Database product and its predecessors. Consequently, if our ability to generate revenues from Versant Object Database were negatively impacted, our business, cash flows and results of operations would be materially adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in the North American market for enterprise software, changes in the European market for enterprise software, slowness in the general economy or in key industries we serve, such as the technology, telecommunications and defense industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make our products technologically obsolete or customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product, we still expect that sales of Versant Object Database will continue to be critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our Versant Object Database product can be expected to have a material negative impact on our business and results of operation.

Our revenue levels are not predictable. Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2005 our quarterly revenues fluctuated from a high of $5.3 million in the first quarter of fiscal 2005 to a low of $3.2 million in the second quarter of fiscal 2005. In the first quarter of 2006 our revenue was $4.6 million. These quarterly fluctuations result from a number of factors, including the following items:

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

•    fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, technology, defense markets;

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

•    potential customers’ unwillingness to invest in our products given our size and perceived financial instability.

We may not be able to manage costs effectively given the unpredictability of our revenues. We expect to continue to maintain a relatively high percentage of fixed expenses, and we might be unable to reduce certain fixed expenses to accommodate any revenue reductions. If forecast revenue does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results. A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, one customer contributed 15% and 34% of our total revenues for the first quarter of fiscal 2006 and 2005, respectively. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

Our future revenues are substantially dependent upon our installed customers renewing maintenance agreements for our products and licensing or upgrading additional Versant products; our future professional services and maintenance revenues are dependent on future sales of our software products.  We depend on our installed customer base for future revenues from maintenance renewal fees, licenses of additional products or upgrades of existing products. If our customers do not purchase additional products, upgrade existing products or renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service revenues.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies. At January 31, 2006, we had approximately $3.9 million in cash and cash equivalents and working capital of approximately $1.5 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. In response to this situation, in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, we restructured our business operations to reduce our operating expenses by streamlining our operating processes. These restructuring efforts continued into the fourth quarter of fiscal 2005 and will be completed in fiscal 2006. Although with such restructuring, we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, we may choose to make further cost reductions and it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenues are unpredictable and a significant portion of our expenses is fixed (and more difficult to reduce further given previous cost reductions), a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources and working capital. Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing. There can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all. If we cannot secure adequate financing sources when required, then we would need to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability. Our revenues and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer. Reduced demand for our product line may result from competition offered by alternative technologies or negative customer perception of our object-oriented technology. General economic conditions can also have a significant adverse effect on our revenues and results of operations. The demand for IT market infrastructure, the market sector that we serve, has not fully recovered since the economic slow down of 2000s. We cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business. We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. If U.S. or global economic conditions takes another down turn, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenues on the technology, telecommunications, defense industries, and these industries are characterized by complexity, intense competition and changes in purchasing cycles. Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology, telecommunications and defense industries for sales of Versant Object Database. Our success in these areas is dependent, to a large extent, on general economic conditions affecting these industries, our ability to compete with alternative technology providers, our ability to develop products that can successfully operate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. Currently, companies in these markets are hesitant to commit to additional technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years which could jeopardize our ability to continue to derive revenues from customers in that industry. The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry and the defense industry may experience new cycles of lower available technology budgets due to high levels of U.S. defense spending for operations in Iraq and Afghanistan. In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend increasingly on our international operations for our revenues as North American revenues have declined. A large and increasing portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain our international revenues. Following our acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than it had historically and consequently we must conduct our operations internationally and maintain a significant presence in international markets. For the first quarter of fiscal 2006, our international revenues derived from customers outside North America made up approximately 71% of our total revenues, compared to 73% for the comparable period in fiscal 2005. North American revenues for the first quarter of fiscal 2006 were $1.3 million, down from North American revenues of $1.4 million for the first quarter of fiscal 2005. We believe that these reductions in our North American revenues are due largely to cautious purchasing behavior in the region for the past few years as well as the impact of changes in our sales management and organization with new strategies in the North America region. During that period European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. It is possible that the North America revenues will continue to remain depressed for the remainder of fiscal 2006, making the international revenues even more critical to our operations and cash flows.

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

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the company. In order to be successful, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. We reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005. These and other circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel who are critical to the success of our operations and we experienced some continued losses in our workforce in fiscal 2005. We must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, we now employ a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals. Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 29 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 35 employees in India, which represents approximately 36% of our total workforce. As a result of the Poet merger and recent management changes, our management team resides in both our U.S. headquarters in Fremont, California and our office in Hamburg, Germany and our Chief Executive Officer resides in Hamburg, Germany. The fairly large geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the company, and integrate our operations and business plans.

Our products have a lengthy sales cycle. The sales cycle for our Versant Object Database and FastObjects products varies substantially from customer to customer, and often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the strategic nature of our products and the expenditures associated with their purchase, potential customers are typically cautious in making decisions to acquire our products. Influencing our customers’ decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sales transaction could potentially have a significant impact on our operating results for a particular fiscal period.

We are subject to litigation and the risk of future litigation. We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998. The complaint in those suits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about our financial performance. Although this case was later dismissed, there can be no assurance that we will not be subject to similar litigation in the future. In addition, we recently settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume Software misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America’s trademarks and trade names. Litigation can be expensive to defend, can consume significant amounts of management time and could result in an adverse judgment or settlement that could have adverse effects on our results of operations and financial condition.

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ Stock Market and new accounting pronouncements, including new accounting rules regarding the expensing of stock options, will increase our costs to evaluate the implications of these laws, regulations and standards and comply with their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with evolving standards. We expect that this investment will result in increased general and administrative expenses in fiscal years 2006 and 2007 and a diversion of management time and attention from strategic revenues generation and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with applicable laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

The requirement to account for stock options we grant as compensation expense will significantly reduce our net income and our earnings per share, and may result in or increase losses. Effective November 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and Securities (“SFAS 123(R) and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method.  SFAS 123(R) requires us to account for equity under our stock plans using a fair value-based model on the option grant date and record it as a stock-based compensation expense. Expenses we incur under SFAS 123(R) may significantly reduce our net income and our earnings per share, and may result in or increase our losses. As a result of adopting Statement 123(R), the Company’s net income before income taxes for the three months ended January 31, 2006 is $57,000 lower than if we had continued to account for share-based compensation under Opinion No. 25, as we did prior to November 31, 2005.  We now estimate the fair value of employee stock options and rights to purchase shares under its employee stock purchase plan, or “ESPP” using a Black-Scholes-Merton Option-Pricing Model (see Note 2 to our Notes to Condensed Consolidated Financial Statements included in this report). A fair value-based model, such as the Black-Scholes-Merton option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Highly subjective assumptions used under the Black-Scholes-Merton option-pricing model include the expected stock price volatility, expected life of an option and forfeiture rate, which will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

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

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet and FastObjects may adversely affect the market value of Versant’s common stock. In accordance with United States generally accepted accounting principles, Versant accounts for the merger with Poet and FastObjects, Inc. using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant has allocated the total estimated purchase price of Poet and FastObjects to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. Versant will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets becomes impaired, Versant may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, and potential impairment charges could have a material impact on Versant’s results of operations.

Risks Related to Our Industry

Our products face significant competition. For Versant Object Database and FastObjects products, we compete with other organizations offering other database management systems. We face substantial competition from traditional relational database management companies including Oracle, Computer Associates, Sybase, IBM, and Microsoft. We also face competition from object database companies including Progress Software Corporation and Objectivity. Additionally, some prospective customers might attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Berkeley DB, a simplified database without query processing capability.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products. They may further have more direct access to corporate decision-makers of key customers based on their previous relationships with customers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of a variety of products that we do not offer. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results, and financial condition.

We depend on successful technology development. We believe that significant research and development expenditures will continue to be necessary for us to remain competitive. While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties affecting the success of software development project introductions include technical difficulties, delays in introductions of new products, market conditions, competitive products, and consumer acceptance of new products and operating systems. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products, and our future research and development capabilities. Recent reductions in our revenues and operating expenses could require us to limit our research and development expenditures, which in turn could adversely affect our ability to continue to timely develop technologies and products necessary for us to remain competitive.

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

We depend on our personnel, for whom competition is intense. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Our current financial position and expense reductions may make it more difficult for us to attract and retain highly talented individuals due to constraints on our ability to offer compensation at levels that may be offered by larger competitors.

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

We may be subject to claims of intellectual property infringement. We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows. For example, in 2004 we were served with a complaint filed by Systems America, Inc. alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002 and that Mokume had interfered with certain business relationships of Systems America. While this action has since been settled, any claim of this type, whether meritorious or not, could be time-consuming, could result in costly litigation, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.

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

In order for our common stock to continue to be listed on the NASDAQ Capital Market, we must satisfy the NASDAQ Capital listing requirements, and there can be no assurance that we will continue to be able to do so. Although the continued listing requirements of the NASDAQ Capital Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the $1.00 minimum price requirement, and that either (i) we have shareholders’ equity of $2.5 million, or (ii) we have $500,000 in net income or (iii) the market value of our publicly held shares be $35.0 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the NASDAQ Stock Market that, because our common stock had then traded at a price below $1.00 per share for thirty consecutive trading days, we were required to regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the NASDAQ Capital Market. As a result of our adoption of a 1-for-10 reverse stock split that was approved by our shareholders on August 22, 2005, as of September 12, 2005 the closing bid price of our common stock exceeded $1.00 per share for more than ten consecutive trading days and on September 8, 2005 we received written notification from the NASDAQ Stock Market that we had regained compliance with this minimum bid price requirement. Our stockholders’ equity as of January 31, 2006 was $9.8 million, and thus is still substantially above the NASDAQ Capital Market continued listing requirement that our shareholders’ equity be $2,500,000 or greater. However there can be no assurance that we might not experience non-compliance with these listing requirements at some time in the future. If our common stock were to be delisted from trading on the NASDAQ Capital Market, then the trading market for our common stock and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired and, as a result, the market price of Versant’s common stock could be expected to decline significantly.

We may engage in future acquisitions that dilute our shareholders and cause us to incur debt or assume contingent liabilities. As part of our strategy, we may review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could any or all of the following:

•    pay amounts of cash to acquire assets or businesses;

•    issue stock that would dilute current shareholders’ percentage ownership;

•    incur debt; or

•    assume liabilities.

Such acquisitions also involve numerous risks, including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments.  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies.  We currently do not use financial instruments to hedge these operating expenses.  We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during the remainder of fiscal 2006.

We do not use derivative financial instruments for speculative trading purposes.

Interest rate risk.  Our cash equivalents primarily consist of money market accounts, accordingly, we don’t believe that our interest rate risk is significant.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Versant will be required to include or consolidate the operating results, including the losses, of Vanatec GmbH in Versant’s consolidated financial statements for so long as Versant is required to account for Vanatec as a “variable interest entity”, and this may result in significant reductions in Versant’s net income and earnings per share and may result in, or significantly increase Versant’s losses. In July 2005, Versant, through its subsidiary Versant GmbH, effected a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET business to Vanatec GmbH (“Vanatec”), a then newly formed privately held German company. In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest in Vanatec. Versant has determined that the equity at risk in Vanatec is not sufficient to permit Vanatec to finance its activities without additional subordinated financial support; therefore, Versant has determined that Vanatec is a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).  As a result, in accordance with FIN 46(R), Vanatec’s operating results have been included in Versant’s consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006, and will be included for any additional periods in which the criteria of FIN 46(R) for consolidation are met. During the three months ended January 31, 2006, Versant absorbed its share of Vanatec’s losses until the variable interest liability recorded on Versant’s balance sheet was reduced to zero. After this variable interest liability reached zero, Versant has continued consolidating 100% of the losses that Vanatec incurred for an additional amount of $35,000 in the quarter ended January 31, 2006. Versant will be required to continue to consolidate 100% of Vanatec’s losses in the future for so long as Vanatec has a negative equity on its balance sheet and as long as Versant is required to consolidate it for financial reporting purposes under the criteria of FIN 46(R). There can be no assurance at this time that Versant will in the future no longer be required to consolidate the operating results of Vanatec. Versant does not control the operations of Vanatec and thus cannot directly influence or control the amount of Vanatec’s losses. Consequently Versant may be unable to directly control or limit the amount of Vanatec’s losses that will be consolidated in Versant’s financial statements and thus may be required under FIN 46(R) to consolidate Vanatec’s losses for a significant period of time. Consolidation of Vanatec’s losses will have the effect of reducing Versant’s net income and earnings per share or cause Versant to recognize losses or increase the amount of such losses and the impact on Versant’s financial results could be significant.

ITEM 5.  OTHER INFORMATION

The Company’s Board of Directors has elected to hold the Company’s 2005 Annual Meeting of Shareholders at the Company’s offices in Fremont, California on April 24, 2006. Proxy Statements regarding this meeting have been mailed to the Company’s shareholders.  The Annual Meeting will be held more than thirty days prior to the anniversary of last year’s annual meeting date. Shareholder proposals intended for inclusion in the Company’s proxy statement for its 2007 Annual Meeting of Shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 must be directed to the Corporate Secretary, Versant Corporation, 6539 Dumbarton Circle, Fremont, California 94555 and must be received by March 31, 2006.  In order for proposals of shareholders made outside of Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14(a)-4(c) under the Securities Exchange Act of 1934, such proposals must also be received by the Corporate Secretary at the above address by March 31, 2006.

ITEM 6.  EXHIBITS

(a)           Exhibits

The following exhibits are filed herewith:

10.01	Default Waiver and First Amendment to Loan and Security Agreement dated as of February 22, 2006 between Silicon Valley Bank and Registrant

31.01	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:
March 17, 2006	/s/ Jochen Witte
Jochen Witte
President and Chief Executive Officer
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial Officer and Chief Accounting Officer)