Form 10-Q
period 2006-04-30
VERSANT CORP
filed 2006-06-14
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

 ☐ Yes   ☒  No

As of June 8, 2006, there were outstanding 3,577,594 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at April 30, 2006 and October 31, 2005

Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2006 and April 30, 2005

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2006 and April 30, 2005

Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS

Signatures

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30,	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,902	$3,958
Trade accounts receivable, net of allowance for doubtful accounts of $20 and $114 at April 30, 2006 and October 31, 2005, respectively	1,410	2,529
Other current assets	1,027	744
Total current assets	8,339	7,231

Property and equipment, net	407	489
Goodwill	6,720	6,720
Intangible assets, net	1,354	1,512
Other assets	310	294
Total assets	$17,130	$16,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$254	$779
Accrued liabilities	2,159	2,667
Deferred revenues	3,107	2,779
Deferred rent	142	136
Total current liabilities	5,662	6,361

Long term restructuring accrual	112	448
Deferred revenues	144	184
Deferred rent	60	128
Variable interest entity liability	—	137
Total liabilities	5,978	7,258

Stockholders' equity:
Common stock, no par value	94,820	94,755
Deferred stock-based compensation	—	(44)
Other comprehensive income, net	518	396
Accumulated deficit	(84,186)	(86,119)
Total stockholders' equity	11,152	8,988
Total liabilities and stockholders' equity	$17,130	$16,246

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
Revenues:
License	$1,745	$1,575	$4,258	$5,067
Maintenance	1,457	1,543	3,090	3,135
Professional services	578	92	1,057	290
Total revenues	3,780	3,210	8,405	8,492

Cost of revenues:
License	58	55	162	111
Amortization of intangible assets	79	200	158	395
Maintenance	345	360	729	778
Professional services	291	216	625	495
Total cost of revenues	773	831	1,674	1,779

Gross profit	3,007	2,379	6,731	6,713

Operating expenses:
Sales and marketing	765	1,630	1,711	3,350
Research and development	702	955	1,571	2,036
General and administrative	871	1,242	1,924	2,559
Restructuring	84	(122)	218	(122)
Total operating expenses	2,422	3,705	5,424	7,823

Income (loss) from operations	585	(1,326)	1,307	(1,110)
Outside shareholders' loss from VIE	—	—	138	—
Other income, net	34	122	46	203
Gain on disposal of Variable Interest Entity	131	—	131	—
Income (loss) from continuing operations before taxes	750	(1,204)	1,622	(907)
Net provision for income taxes	99	22	182	67
Net income (loss) from continuing operations	$651	$(1,226)	$1,440	$(974)
Gain from sale of discontinued operations, net of income taxes	468	—	468	—
Net income from discontinued operations, net of income taxes	35	167	22	260
Net income (loss)	$1,154	$(1,059)	$1,930	$(714)

Basic income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$0.18	$(0.35)	$0.40	$(0.28)
Earnings from discontinued operations, net of income tax	$0.14	$0.05	$0.14	$0.08
Net income (loss) attibutable to common shareholders	$0.32	$(0.30)	$0.54	$(0.20)

Diluted income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$0.18	$(0.35)	$0.40	$(0.28)
Earnings from discontinued operations, net of income tax	$0.14	$0.05	$0.14	$0.08
Net income (loss) attibutable to common shareholders	$0.32	$(0.30)	$0.54	$(0.20)

Shares used in per share calculation:
Basic	3,569	3,514	3,564	3,496
Diluted	3,578	3,514	3,570	3,496

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$14	$6	$25	$8
Sales and marketing	12	7	20	10
Research and development	20	5	37	9
General and administrative	18	6	39	23
Total	$64	$24	$121	$50

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	April 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,930	$(714)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain from sale of discontinued operations, net of income taxes	(468)	—
Gain on disposal of Variable Interest Entity	(131)	—
Earnings from discontinued operations	(35)	—
Depreciation and amortization	108	180
Amortization of intangible assets	158	395
Stock-based compensation	121	50
Write off of property and equipment	25	—
Non-cash operating expenses related to cancellation of common stock	(50)	—
Recovery of bad debt allowance	(93)	(177)
Changes in current assets and liabilities:
Restricted cash	—	20
Accounts receivable	1,248	2,312
Prepaid expenses and other assets	(256)	309
Accounts payable	(485)	(338)
Accrued liabilities and other liabilities	(794)	(1,470)
Deferred revenues	216	311
Deferred rent	(68)	(41)
Net cash provided by operating activities	1,426	837

Cash flows from investing activities:
Proceed from sale of WebSphere	500	—
Proceed from sale of Vanatec	6	—
Purchases of property and equipment	(65)	(5)
Net cash provided by (used in) investing activities	441	(5)

Cash flows from financing activities:
Proceeds from sale of common stock, net	38	304
Principal payments under capital lease obligations	(3)	—
Net payments under short-term note and bank loan	(39)	—
Net cash provided by (used in) financing activities	(4)	304

Effect of foreign exchange rate changes on cash and cash equivalents	81	(148)
Net increase in cash and cash equivalents	1,944	988
Cash and cash equivalents at beginning of period	3,958	3,313
Cash and cash equivalents at end of period	$5,902	$4,301

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

Versant Corporation (with its subsidiaries, collectively referred to in this report as “Versant” or “the Company”) was incorporated in California in August 1988. Versant is a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.  The Company designs, develops, markets and supports object-oriented database management system products to solve complex data management and data integration problems of enterprises. Versant also provides related product support, training and consulting services to assist users in development and deployment of software applications based on its products. The Company operates its business within a single operating segment referred to as Data Management. Versant’s principal executive offices are located in Fremont, California. Versant has international operations in Germany, the United Kingdom and India and markets its software products and related maintenance services directly through telesales and field sales organizations in North America, Germany and the United Kingdom, and indirectly through distributors and resellers worldwide. Versant had a total of 85 employees at the end of the quarter ended April 30, 2006.

Versant is subject to the risks associated with similar companies in a comparable stage of development. These risks include, but are not limited to the following: fluctuations of operating results, seasonality, lengthy sales cycles for its products, product concentration, dependence on the continued customer acceptance of object database technology, competition, limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations and the Company’s ability to adequately finance its ongoing operations.

Versant reported net income for the quarters ended January 31, 2006 and April 30, 2006, but it was not profitable in its fiscal year ended October 31, 2005. The Company operated at a net loss of $14.6 million in fiscal 2005, $12 million in fiscal 2004 and $2.4 million in fiscal 2003. Management anticipates funding future operations from its current cash resources and its future cash flows from operations. However, if the Company’s financial results fall short of projections, additional debt or equity may be required to finance operations, and the Company may need to implement further cost reductions. No assurances can be given that these efforts will be successful, if required.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). As a result, in accordance with FIN 46(R), Vanatec’s operating results have been included in Versant’s consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec (see Note 7 for a more detailed description of the Vanatec transaction). As a result of this sale of its interest in Vanatec, as of March 27, 2006, Versant is no longer required to consolidate the operating results of Vanatec.

In February 2006, Versant completed the sale of the assets associated with its WebSphere® consulting practice to Sima Solutions, a newly formed privately held U.S. based corporation. Versant’s WebSphere consulting practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction, Versant has ceased conducting its WebSphere consulting practice. In connection with this transaction, twelve employees of Versant, who formerly worked in Versant’s WebSphere consulting practice, left Versant to join Sima Solutions.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2005. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, filed on January 30, 2006. Operating results for the three and six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2006, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2. STOCK-BASED COMPENSATION

Versant maintains a 2005 Equity Incentive Plan, which is a successor and replacement to the Company’s 1996 Equity Incentive Plan. The 2005 Equity Incentive Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders held on August 22, 2005. The standard term of stock options granted pursuant to the 2005 Equity Incentive Plan and its 1996 predecessor plan is ten years from the date of grant (subject to earlier termination if the option holder ceases to be employed or otherwise ceases to have a service relationship with the Company). Under the standard vesting schedule for options granted under the 2005 Equity Incentive Plan and its predecessor 1996 Plan, for so long as the option holder continues to be employed by or otherwise provide services to the Company, options vest and become exercisable in installments over a three-year period, with 25% of the shares subject to the option vesting and becoming exercisable on the date nine months after the option was granted and 1/27 of the remaining 75% of the option shares vesting each month thereafter over the next 27 months.

Versant also maintains a 2005 Directors Stock Option Plan, which is a successor and replacement to the Company’s 1996 Directors Stock Option Plan. The 2005 Directors Stock Option Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders held on August 22, 2005.  Options granted under the 2005 Directors Stock Option Plan and its predecessor 1996 plan are immediately exercisable. However, if a director ceases to be a member of the Company’s board of directors or a consultant to the Company at any time within the two-year period after he or she is granted an option under these plans, then any shares the director purchases upon exercise of such options that are unvested when he or she ceases to be a director or a consultant may, at the Company’s option, be repurchased by the Company at their original purchase price per share. Under the standard vesting schedule for options granted under the 2005 Directors Stock Option Plan and its predecessor 1996 plan, for so long as the option holder continuously serves as a member of the Company’s board of directors or as a consultant, 50% of the shares subject to an option granted to such director under these plans will vest free of the Company’s repurchase option on each of the first two anniversaries of the date such option is granted.

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

Prior to November 1, 2005, Versant accounted for the above plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No option-based employee compensation cost was recognized in the Statement of Operations for the fiscal year ended October 31, 2005, since all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also did not record any compensation expense in connection with its Employee Stock Purchase Plan since the purchase price of the stock was 85% of the lower of the fair market value of its common stock at the beginning or the end of each offering period, which was within the formerly available safe harbor under SFAS 123 for these fiscal periods.

Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using modified-prospective transition method. The recognized compensation costs during fiscal 2006 under the modified-prospective transition method include the following components:

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

Versant uses straight-line vesting attribution to evenly distribute the compensation cost over the service period.

The purchase price of shares, which employees may acquire under the Company’s employee stock purchase plan, or ESPP, at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Since the 85% threshold is no longer a safe harbor under SFAS 123(R), Versant recorded the fair value of the shares that will be granted under the November ESPP enrollment in the quarter ended January 31, 2006.

SFAS 123(R) requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied on prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the three months ended April 30, 2006 is at 20%.

Versant estimates the fair value of employee stock options and rights to purchase shares under its employee stock purchase plan, or “ESPP” using a Black-Scholes-Merton Option-Pricing Model. This is consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, and the Company’s prior period pro forma disclosures of net income (loss), including share-based compensation.

The fair value of each option granted and each share issued under the ESPP is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	Stock Options		ESPP		Stock Options		ESPP

Expected life	2.4 years	3 years	6 months	6 months	2.4 to 3 years	3 years	6 months	6 months
Weighted-average Risk-free interest rate	4.59%	3.76%	4.09%	2.41%	4.28% to 4.59%	3.74%	3.2% to 4.09%	1.23% to 2.41%
Volatility	90%	127%	83%	100%	90% to 107%	127%	83%	77% to 100%
Dividend yield	—	—	—	—	—	—	—	—

Versant uses a historical model to arrive at the expected life of its options, but it takes into consideration other factors that could possibly impact the future expected life of the options.

Versant has not granted any options to its board members under its 2005 Directors Plan during the three and the six months periods ended April 30, 2006.

Versant uses the U.S. Treasury Strip rates listed on the last Thursday of every month on The Wall Street Journal to compute risk-free interest rate.

Versant uses the historical volatility over the expected term of the options to estimate the expected volatility. The Company, however, takes into account other current information available to determine the expected volatility. Versant believes that the historical volatility, at this time, represents fairly the future volatility of its common stock.

Versant currently does not expect to receive any tax benefits in fiscal 2006 related to stock options or shares issued under its ESPP. Versant currently provides a full valuation allowance for its deferred tax assets, accordingly, a valuation allowance is also provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).

Versant has not distributed any dividend to its common shareholders and does not expect to do so in the near future.

The following table illustrates the effect on the Company’s net income and net loss per share for the three and six months periods ended April 30, 2005, as if Versant had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation, using the Black-Scholes-Merton Model valuation model (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	April 30,	April 30,
	2005	2005
Net loss, as reported	$(1,059)	$(714)
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	24	50
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(106)	(270)
Pro forma net loss	$(1,141)	$(934)

Basic and diluted net loss per share:
As reported	$(0.30)	$(0.20)
Pro forma	$(0.32)	$(0.27)

The following table summarizes the option activities for the three and six months periods ended April 30, 2006 and April 30, 2005:

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2006		2005		2006		2005
	Shares	Weighted average	Shares	Weighted average	Shares	Weighted average	Shares	Weighted average
	in thousands	exercise price	in thousands	exercise price	in thousands	exercise price	in thousands	exercise price

Outstanding at the beginning of the period	307	$23.56	393	$30.27	300	$25.02	460	$31.22
Granted	22	$6.40	71	$8.04	44	$5.17	75	$8.03
Exercised	(6)	$3.50	(45)	$4.87	(6)	$3.50	(52)	$5.13
Forfeited	(103)	$34.94	(57)	$42.07	(118)	$33.48	(121)	$40.09
Outstanding at the end of the period	220	$17.07	362	$27.22	220	$17.07	362	$27.22

Vested options at the end of the quarter since inception	312	$32.88	422	$31.71	312	$32.88	422	$31.71

Options exercised at the end of the quarter since inception	174	$37.58	168	$39.24	174	$37.58	168	$39.24

Options exercisable at the end of the quarter	156	$24.49	277	$26.51	156	$24.49	277	$26.51

The weighted average grant date fair value of options granted during the six months ended April 30, 2006 was $3.23, and the total fair value of shares granted during the six months ended April 30, 2006 was $142,000. The aggregated intrinsic values of options exercised was $23,000 for both three and six months ended April 30, 2006.

The summary of the status of Versant’s nonvested shares as of April 30, 2006 and changes during the six months ended April 30, 2006 is as follows:

		Weighted-average
	Shares	grant- date
Nonvested shares	(in thousand)	fair value

Nonvested at October 31, 2005	73	$3.47
Granted	44	3.23
Vested	(35)	2.58
Forfeited	—	—
Nonvested at April 30, 2006	82	$3.65

The total unrecognized compensation cost related to nonvested options were $277,000 and $253,000 at April 30, 2006 and October 31, 2005 respectively and will be recognized using the straight-line attribution method ratably for the subsequent three years. We will, however, adjust total stock-based compensation cost for changes in estimated forfeiture rates and true-ups. The total fair value of shares vested during the six months ended April 30, 2006 was $90,000.

NOTE 3.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share excludes the effect of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share, however, reflects the potential dilution of securities by adding dilutive common stock options and shares subject to repurchase to the weighted average number of common shares outstanding for the period.

Additionally, FASB 128, Earnings per Share, requires that employee equity share options, non-vested shares, and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share shall be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be antidilutive. If equity share options or other equity instruments are outstanding for only part of a period, the shares issuable shall be weighted to reflect the portion of the period during which the equity instruments are outstanding. The options are included in the diluted earnings per share computation using the treasury stock method and assuming that the proceeds will be used to buy back the Company’s shares. Proceeds equal the hypothetical average unrecognized compensation plus exercise price and hypothetical windfall tax benefits (or a reduction for shortfalls that would be credited to additional paid in capital).

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net income (loss) from continuing operations attributable to common shareholders	$651	$(1,226)	$1,440	$(974)
Gain from sale of discontinued operations, net of income taxes	468	—	468	-
Earnings from discontinued operations, net of income tax	35	167	22	260
Net income (loss) attibutable to common shareholders	$1,154	$(1,059)	$1,930	$(714)

Calculation of basic net loss per share:
Weighted average common shares outstanding	3,569	3,514	3,564	3,496

Net income (loss) per share from continuing operations attributable to common shareholders, basic	$0.18	$(0.35)	$0.40	$(0.28)
Earnings per share from discontinued operations, net of income tax, basic	$0.14	$0.05	$0.14	$0.08
Net income (loss) per share attibutable to common shareholders, basic	$0.32	$(0.30)	$0.54	$(0.20)

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,569	3,514	3,564	3,496
Dilutive securities -common stock options and shares subject to repurchase	9	—	6	-
Weighted average - common shares outstanding and potentially dilutive common shares	3,578	3,514	3,570	3,496

Net income (loss) per share from continuing operations attributable to common shareholders, diluted	$0.18	$(0.35)	$0.40	$(0.28)
Earnings per share from discontinued operations, net of income tax, diluted	$0.14	$0.05	$0.14	$0.08
Net income (loss) per share attibutable to common shareholders, diluted	$0.32	$(0.30)	$0.54	$(0.20)

Anti-dilutive common stock options, not included in net income per share calculation	263	449	263	449

NOTE 4.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) presented in the accompanying consolidated balance sheet consists of cumulative foreign currency translation adjustments.

Other comprehensive income (loss) for the three and six months periods ended April 30, 2006 and April 30, 2005, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income (loss), as reported	$1,154	$(1,059)	$1,930	$(714)
Foreign currency translation adjustment	99	101	122	156
Other comprehensive income (loss)	$1,253	$(958)	$2,052	$(558)

NOTE 5.  SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by non-aggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single Data management operating segment.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract was originated.

The following table reflects revenues for the three end six months periods ended April 30, 2006 and April 30, 2005 by each geographic region (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues by region:
North America	$1,110	$1,112	$2,445	$2,522
Europe	2,566	1,897	5,753	5,722
Asia	104	201	207	248
Total	$3,780	$3,210	$8,405	$8,492

The following table reflects long-lived assets as of April 30, 2006 and October 31, 2005 in each region (in thousands):

	As of April 30,	As of October 31,
	2006	2005
Long-lived assets by region:
North America	$463	$496
Europe	154	183
Asia	100	104
Total	$717	$783

NOTE 6. RESTRUCTURING

Versant has undergone several restructuring programs since fiscal 2004 with the intent of reducing its ongoing operating costs.

In June 2005, Versant committed to and began implementing a restructuring program to realign its resources to focus on its Versant Object Database product. Versant assessed its product portfolio and associated research and development efforts and expenditures, and then streamlined the rest of its operations to support those reassessments. Versant planned to spin off and eliminate marginally profitable or non-strategic products lines, consolidate development activities, eliminate four management positions and certain duplicate positions in marketing functions and programs, and centralize its sales support functions.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (“Vanatec”), a then newly formed privately held German based company. In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals, received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest. In connection with that spin-off, on July 29, 2005, Versant committed to provide funding to Vanatec in a total amount not to exceed 425,000 euros (or $520,000) in two equal installments of 212,500 euros (or $260,000) each on August 3, 2004 and November 3, 2005, which Versant contributed to Vanatec. In addition, during the three months ended July 31, 2005, Versant contributed 25,000 euros (or $30,000) to Vanatec; therefore, the total cash capital contributed and committed by Versant to Vanatec was 450,000 euros (or $550,000).

VOA.NET was one of the aforementioned non-strategic product lines which Versant decided to spin off as part of its restructuring efforts designed to enable Versant to focus on its core database business and progress towards its long-term profitability goal. Versant believes that the dissolution of the VOA.NET business would have caused Versant to incur cash outlays and expenses for severance and other contractual obligations in amounts comparable to the restructuring charge resulting from the Vanatec’s spin-off. Versant has committed no additional funding beyond the $550,000, referred to above, and has no further obligations to Vanatec.

Versant recorded total restructuring charges of approximately $84,000 and $218,000 for the three and six months ended April 30, 2006, which consist primarily of severance payments due to headcount reductions.

As of April 30, 2006, there remains $849,000 restructuring accrual and zero variable interest entity liability on Versant’s consolidated balance sheet.

The following table summarizes the Company’s restructuring activities from October 31, 2005 through April 30, 2006 (in thousands):

	Facility	Employee
	Leases	Terminations	Others/Vanatec	Total
Opening balance at October 31, 2005	$1,181	$—	$137	$1,318
Facility lease payments during the three months ended January 31, 2006	(192)	—	(137)	(329)
Adjustments during the three months ended January 31, 2006	4	119	13	136
Payments during the three months ended January 31, 2006	(2)	(119)	(13)	(134)
Accrual and variable interest liability as of January 31, 2006	$991	$—	$—	$991
Facility lease payments during the three months ended January 31, 2006	(151)	—	—	(151)
Adjustments during the three months ended April 30, 2006	35	58	—	93
Payments during the three months ended April 30, 2006	(26)	(58)	—	(84)
Accrual and variable interest liability as of April 30, 2006	$849	$—	$—	$849

The facility lease payments during the three months ended January 31, 2006 and April 30, 2006 were related to Versant’s obligations for its California and European facilities, which were accrued for as part of the restructuring plans.

NOTE 7. CONSOLIDATION OF VARIABLE INTEREST ENTITY

Versant in July 2005 through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). Versant, subsequent to this agreement, determined that the equity at risk in Vanatec was not sufficient to permit the company to finance its activities without additional subordinated financial support from Versant; therefore, it considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

As a result, in accordance with FIN 46(R), Vanatec’s operating results were included in Versant’s consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006. During the three months ended January 31, 2006, Versant absorbed its share of Vanatec’s losses up to the point that it exceeded the variable interest liability; and subsequent to that it continued to absorb 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006. For the three month ended April 30, 2006, Versant continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006.

On March 27, 2006, Versant sold its 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec. According to this agreement, Vanatec shall pay Versant a running royalty interest at a rate of six percent of its net proceeds, but no less than 30 euros per copy of the technology subject to the licenses granted, for a period of five years following the effective date of the agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 450,000 euros. As a result of the aforementioned transaction, Versant determined that it is no longer the primary beneficiary of Vanatec, and thus, in accordance with FIN 46(R) is no longer required to consolidate its operating results effective March 27, 2006.

Nevertheless, Versant continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006. As Versant is no longer required to consolidate the operating results of Vanatec as of March 27, 2006, it recorded a gain of approximately $131,000 on deconsolidation, representing the reversal of the excess losses that it had absorbed and the consideration that it received from the third party investor in lieu of its interest in Vanatec. The gain is reported as Gain on Disposal of Variable Interest Entity in the accompanying condensed consolidated statements of operations for the three and six months ended April 30, 2006. .

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The goodwill balances as of April 30, 2006 and October 31, 2005 are as follows (in thousands):

	As of April 30, 2006			As of October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill:
Versant Europe and India	$3,277	$3,036	$241	$3,277	$3,036	$241
Poet Holdings, Inc.	5,752	—	5,752	5,752	—	5,752
FastObjects, Inc.	677	—	677	677	—	677
JDO Genie (PTY), LTD.	50	—	50	50	—	50
Total	$9,756	$3,036	$6,720	$9,756	$3,036	$6,720

Intangible assets consist of acquired technology and customer relationships amortized over a period between five and eight years. The Company’s intangible assets balances as of April 30, 2006 and October 31, 2005 are as follows (in thousands):

	As of April 30, 2006			As of October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$981	$938	$1,919	$887	$1,032
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	202	348	550	146	404
FastObjects, Inc. (Amortized over 6 yrs)	148	80	68	148	72	76
Total	$2,617	$1,263	$1,354	$2,617	$1,105	$1,512

The projected amortization of intangible assets as of April 30, 2006 is as follows (in thousands):

Amortization

Six months ending October 31, 2006	$157
Fiscal year ending October 31,
2007	315
2008	315
2009	279
2010	201
Thereafter	87
Total	$1,354

NOTE 9. WARRANTY INDEMNIFICATION OBLIGATIONS

Versant recognizes warranty and indemnification obligations under FASB Statement No. 5 (As Amended), Accounting for Contingencies, FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FASB Concepts Statement No. (“SFAC”) 7 (As Amended), Using Cash Flow Information and Present Value in Accounting Measurements. These pronouncements require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

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

In Europe, however, there is a statutory one-year warranty requirement for all the Company’s products and services. As a result, Versant had a warranty reserve of $105,000 as of April 30, 2006, compared to $8,000 at October 31, 2005.

NOTE 10. RELATED PARTY TRANSACTION

The Company paid one of its directors, Bernhard Woebker, $15,000 and $30,000 for the three and six months ended April 30, 2006, respectively for consulting services. These amounts were in addition to the sum that the Company paid to Mr. Woebker as part of the Company’s standard compensation to outside, non-employee directors.

NOTE 11. FORFEITURE OF COMMON STOCK

In October 2004, Systems America Inc. served a complaint against Versant in a lawsuit alleging that former employees of Systems America who left that company to form Mokume Software, Inc. (“Mokume”) misappropriated Systems America trade secrets and confidential information, unfairly competed with Systems America and infringed Systems America’s trademarks. The Systems America suit alleged that when Versant acquired Mokume in November 2002, it acquired the benefit of the allegedly misappropriated trade secrets, confidential information, customer relationships, trademarks and trade names, and thus Systems America sought damages and injunctive relief from Versant. In connection with this litigation, Versant in turn sought indemnification from the former stockholders of Mokume under the terms of the merger agreement pursuant to which Versant acquired Mokume in November 2002. Versant’s indemnification claims were made on the grounds that the allegations in and the existence of the Systems America litigation constituted a breach of certain representations and warranties made by the former Mokume stockholders to Versant in the merger agreement. Versant’s indemnification rights entitled Versant to obtain indemnification by canceling and recovering certain shares of Versant Common Stock issued to the former Mokume stockholders in connection with Versant’s acquisition of Mokume. Pursuant to a written agreement with the representative of the former Mokume stockholders in accordance with the merger agreement, 8,998 shares of Versant Common Stock for $50,000 held by the former Mokume stockholders were forfeited and cancelled as of January 12, 2006 in satisfaction of Versant’s indemnification rights.

NOTE 12. DISCONTINUED OPERATIONS

On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions, a privately held U.S. based company. Versant’s WebSphere practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction Versant ceased conducting its WebSphere practice. In connection with Versant’s sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant’s WebSphere Practice, joined Sima Solutions.

The WebSphere transaction, based on SFAS 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three and six months ended April 30, 2006 and April 30, 2005 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima. Pursuant to the Sale Agreement, Sima acquired assets, consisting principally of certain contracts with customers, contractors and business partners of Versant’s WebSphere consulting practice, an office lease in the Chicago, Illinois area, certain office equipment, customer lists, marketing information and marketing collateral. In exchange for these assets, Sima assumed certain liabilities associated with the WebSphere consulting practice, paid Versant $500,000 in cash and agreed to make certain contingent cash “earn-out” payments to Versant based on varying percentages of the revenues Sima collects from its operation of the WebSphere practice during the 24-month period immediately following closing of this transaction, substantially as follows:

•                  During the first twelve months following the closing of the sale to Sima (the “First Year”), Sima has agreed to pay Versant: (i) 12% of the first $3.74 million of earn-out revenue collected during the First Year, if any; (ii) 5% of the next $2.0 million of earn-out revenue collected during the First Year, if any; and (iii) 2% of any other earn-out revenue collected during the First Year in excess of $5.74 million.

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

The above earn-out payment formula is subject to certain adjustments, including adjustments which reduce the dollar thresholds at which the percentages of earn-out revenue are to be paid under the above formula if certain former Versant employees do not remain employed by Sima for a certain time period following the closing of the WebSphere transaction. Versant expects some normal attrition on the number of the former employees of Versant, who are currently working for Sima. Any potential earn-out payments will be recognized if and when achieved during the remainder of fiscal 2006 and beyond.

The WebSphere sale transaction is reflected in the quarter ending April 30, 2006. The following table reflects the gain from the disposal of the discontinued Websphere operation and earnings from discontinued operations, net of income taxes for WebSphere.

Amount
WebSphere sales proceeds	$500,000
Lease cancellation	(23,777)
Legal fees	(7,945)
Gain from sale of discontinued operations, net of income taxes	$468,278

WebSphere quarterly royalty	$40,910
Others WebSphere revenues net of expenses	(6,118)
Net income from discontinued operations, net of income taxes	$34,792

Total	$503,070

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the Financial Accounting Standards Board ratified the consensus reached by the Emergency Issues Task Force (EITF) 05-05. This new standard addresses Altersteilzeit (ATZ) arrangements, an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements many include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in or anticipated or contemplated by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed under the subheading “Risk Factors” in this Item 2 and those discussed elsewhere in this report, in the Company’s other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s report on Form 10-KSB for the fiscal year ended October 31, 2005. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

•  Cache — Performance works with servers to improve and enhance their response times and throughput.

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

•  Fault Tolerant Server is a server that offers higher reliability by the use of duplicated hardware and specialized software. If a failure occurs in one of the databases, the surviving database will continue to provide normal service.

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

•                  FastObjects, an object-oriented database management system, is designed to be embedded as a high performance component into customers’ applications and systems. FastObjects is used in a vast range of applications, including medical devices, vending machines, telecom equipment and defense systems.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period. We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, allowance for doubtful accounts, stock-based compensation, restructuring charges, and income taxes.

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

We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, we defer all revenues from that transaction until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

Revenues from software license arrangements, including prepaid license fees, are recognized when all of the following criteria are met:

•  Persuasive evidence of an arrangement exists.

•  Delivery has occurred and there are no future deliverables except PCS.

•  the fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, we recognize the revenues, as payments become due in accordance with paragraph 29 of SOP 97-2.

•  Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements. Prior payment experience is reviewed on all existing customers. Payment terms in excess of our standard payment terms of 30-90 days net are granted only on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with their deployment schedules. Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables. We typically do not grant extended payment terms beyond 90 days.

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. Our license fees are non-cancelable and non-refundable, and we do not make concessions or grant refunds for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer’s delay or acceleration in its deployment schedule does not impact our revenue recognition. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term in which the PCS is to be performed, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

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

We license our data management products through two types of perpetual licenses — development and test licenses and deployment licenses. Development and test licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Prior to an End-User customer being able to deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our database management system. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of Versant Object Database, VDS, and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

In some instances that a customer requests engineering work for porting our products to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical assignment, we recognize revenues in accordance with SOP 81-1 Accounting Research Bulletin (“ARB”) No. 45 (As Amended), Long-Term Construction-Type Contracts, and use either time and material percentage of completion or completed contract methods for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

•      An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

•  The customer is able to satisfy their obligations under the contract.

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

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with SFAS No. 141, Business Combinations and account for the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respective fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are charged to operations expenditures at the time of acquisition.

We test for any goodwill impairment within our single Data Management operating segment. All our goodwill has been aggregated from, and acquired in connection with, the following acquisitions:

•  Versant Europe, acquired in 1997;

•  Poet Holdings, Inc., acquired in March 2004;

•  Technology of JDO Genie (PTY) Ltd, acquired in June 2004; and

•  FastObjects, Inc., acquired in July 2004.

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity less our liabilities. Under this approach, if the estimated fair value of our assets is greater than the carrying value of these assets, then there is no goodwill impairment. If the estimated fair value of our assets is less than the carrying value of these assets, then we allocate the reporting unit’s estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit’s goodwill carrying amount and would be recorded in operating results during the period of such impairment.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable, as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income or increase our net loss. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items. Our allowance for doubtful accounts amounted to $20,000, or 1.4% of gross accounts receivable, and $174,000, or 6% of gross accounts receivable, at April 30, 2006 and April 30, 2005, respectively. The reduction in the allowance for doubtful accounts at April 30, 2006 as compared to April 30, 2005 is due to continued favorable collection history during the past year and an overall reduction in our accounts receivable balances outstanding due to divesture of WebSphere consulting practice.

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

We have exercised significant judgment and estimates to determine the variables used in calculation of the stock-based compensation.

We chose the closed-form model of Black-Scholes-Merton as our option-pricing model to arrive at stock options expense valuation. The Black-Scholes-Merton formula assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the options’ term.

The expected life of an employee share option is the period of time that it is expected to be outstanding. We use a historical model to arrive at the expected life of our options, but we also take into consideration other factors that could possibly impact the future expected life of the options. We determined that the estimated expected life of the options granted under our Equity Incentive Plan during the three months ended April 30, 3006 was 2.4 years. We believe that none of the variables, such as, the vesting period, expected volatility, blackout periods and employee demographics have materially changed. Therefore, we have concluded that the historical expected life represents fairly the expected future life of the options at this time.

We have further estimated that the expected life of rights to purchase shares under our ESPP is six months, which is the duration of each purchase period in our plan.

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during the expected life of the options. The Black-Scholes-Merton formula does not incorporate a range of expected volatilities over the option’s expected life. We use the historical volatility over the expected term of the options to estimate the expected volatility. We calculate the standard deviation of price changes for the periods of four years, three years, two years, one and half years, one year and half a year. Then, we calculate historical volatility for the past four, three, two, one and half, one, and half-year periods. We, however, take into account other current information available to determine that the expected volatility, derived based on historical volatility, represents fairly the future volatility of our common stock. At this time, we do not believe that there is any indication that future volatility will differ from historical volatility. We have estimated that our volatility is 90% for the three months ended April 30, 2006.

We use the U.S. Treasury Strip rates listed on the last Thursday of every month on the Wall Street Journal to compute risk-free interest rate.

We have not distributed any dividends to our common shareholders and do not expect to do so in the near future.

We estimate forfeiture rates at the time of grant and revise it in subsequent periods if actual forfeiture rates differ from those estimates. We apply the forfeiture rate to the unvested portion of the option valuation and perform a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied on prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the three months ended April 30, 2006 is at 20%. Since our current stock price is significantly higher than the offering price at the beginning of the ESPP purchase period in the current enrollment plan, we assumed that all the participants would hold onto their contributions to acquire their shares at the end of the period. Therefore, we have not provided any forfeiture provision for our ESPP for the six months purchase period starting November 1, 2005.

Restructuring

We have streamlined and restructured our operations from time to time in the past. Our restructuring expenses and accruals require significant estimates by management using the best information available at the time. These estimates include: facility exit costs, such as demise and lease termination costs; timing of future sublease occupancy; sublease income based on expected future market conditions; and other fees associated with our restructuring expenses, such as brokerage fees.

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

During the third quarter of fiscal 2005, we committed to and began implementing a restructuring program to realign our resources and refocus on our Versant Object Database product. As a result, we recorded total restructuring charges of $638,000 ($280,000 of which was related to severance costs) for the fiscal year ended October 31, 2005. Versant also recorded total restructuring charges of approximately $135,000 and $84,000 for the three months ended January 31, 2006 and April 30, 2006, respectively. With the completion of the sale of the assets associated with our WebSphere consulting practice, we have effectively completed the restructuring plan, which was initiated in June 2005.

The total quarterly cost savings attributable to this restructuring plan, excluding the effect of the VOA.NET spin-off, was approximately $400,000 for the quarter ended October 31, 2005, and is expected to increase to approximately $550,000 by the quarter ended July 31, 2006. These cost savings are related to completed headcount reduction as well as reduced discretionary spending.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2005 and April 30, 2006 for our deferred tax assets.

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

In June 2005, the Financial Accounting Standards Board ratified the consensus reached by the Emergency Issues Task Force (EITF) 05-05. This new standard addresses Altersteilzeit (ATZ) arrangements, an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
License	46%	49%	51%	60%
Maintenance	39	48	37	37
Professional services	15	3	12	3
Total revenues	100%	100%	100%	100%

Cost of revenues:
License	1	2	2	1
Amortization of intangible assets	2	6	2	5
Maintenance	9	11	9	9
Professional services	8	7	7	6
Total cost of revenues	20%	26%	20%	21%

Gross profit margin	80%	74%	80%	79%

Operating expenses:
Marketing and sales	20	51	20	39
Research and development	19	30	19	24
General and adminstrative	23	38	23	30
Restructuring charges	2	-4	3	-1
Total operating expenses	64%	115%	65%	92%

Income (loss) from operations	15%	-41%	15%	-13%
Outside shareholders' loss from VIE	0	0	2	0
Other income, net	1	4	1	2
Gain on the disposal of Variable Interest Entity	3	0	2	0
Income (loss) from continuing operations before taxes	19%	-37%	20%	-11%
Provision for income taxes	3	1	2	1
Net income (loss) from continuing operations	16%	-38%	18%	-12%
Gain from sale of discontinued operations, net of income taxes	12	0	6	0
Earnings from discontinued operations, net of income taxes	1	5	0	3
Net income (loss)	29%	-33%	24%	-9%

Revenues

The following table summarizes software license, maintenance and professional services revenues for the three and six months ended April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
			Change				Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$1,745	$1,575	$170	11%	$4,258	$5,067	$(809)	-16%
Maintenance revenues	1,457	1,543	(86)	-6%	3,090	3,135	(45)	-1%
Professional services revenues	578	92	486	527%	1,057	290	767	265%
Total	$3,780	$3,210	$570	18%	$8,405	$8,492	$(87)	-1%

Total Revenues. Total revenues are comprised of license fees, maintenance, consulting, training and other support services. Fluctuations in total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. Our revenues as shown in the above table and in the accompanying statements of operations included in this report do not include revenues from our disposed of WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as “net income from discontinued operations, net of income taxes”, see Note 12 to the notes to Condensed Consolidated Financial Statements included in this report.

Our total revenues increased by $570,000 (or 18%) for the three months ended April 30, 2006 from the corresponding period in fiscal 2005. This increase included favorable foreign currency fluctuations of $12,000.

Our total revenues declined by $87,000 (or 1%) for the six months ended April 30, 2006 from the corresponding period in fiscal 2005. This decline included unfavorable foreign currency fluctuations of $37,000.

None of our customers accounted for more than 10% of our total revenues for the three and six months ended April 30, 2006, one customer accounted for 20% of our total revenues for the three month ended April 30, 2005, and two customers each accounted for 17% of our total revenues for the six months ended April 30, 2005.

Like many other enterprise software companies, we do not operate with a significant backlog of orders. Information Technology spending in general has not been very strong for the past few years, particularly in the U.S., which makes it even more difficult for us to forecast our revenues.

The inherently unpredictable business cycle of an enterprise software company and the cautious behavior of customers make discernment of continued and meaningful business trends even more difficult. However, with respect to license revenues, even though that we are still experiencing extremely cautious behaviors in IT purchasing in North America, we are projecting relatively the same amount of license revenues for the remainder of fiscal 2006 in the North America region compared to fiscal 2005. We, however, expect our international software license revenues to be higher for the remainder of fiscal 2006 compared to fiscal 2005 due to better performance of our European operation. We expect our maintenance revenues to remain at the same level for the remainder of fiscal 2006 compared to fiscal 2005. Further, we expect our consulting revenues to grow for the remainder of fiscal 2006 compared to fiscal 2005, due to to one ongoing consulting agreement with a European customer.

International Revenues. The following table summarizes our revenues by geographic area for the three and six months ended April 30, 2006 (in thousands, except percentages):

	Three Months Ended						Six Months Ended
	April 30,						April 30,
		Percentage		Percentage				Percentage		Percentage
		of		of	Change			of		of	Change
	2006	revenues	2005	revenues	Amount	Percentage	2006	revenues	2005	revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by geographic area:
North America	$1,110	30%	$1,112	35%	$(2)	0%	$2,445	30%	$2,522	30%	$(77)	-3%
Europe	2,566	68%	1,897	59%	669	35%	5,753	68%	5,722	67%	31	1%
Asia	104	2%	201	6%	(97)	-48%	207	2%	248	3%	(41)	-17%
Total	$3,780	100%	$3,210	100%	$570	18%	$8,405	100%	$8,492	100%	$(87)	-1%

International revenues represented approximately 70% of our total revenues for the three months ended April 30, 2006, as compared to 65% for the comparable period in 2005.

International revenues represented approximately 70% of our total revenues for the both six month periods ended April 30, 2006 and April 30, 2005.

The high percentage of international revenues for the periods presented is mainly due to the following:

•      Stronger demand for our products in Europe.

•      Cautious purchasing behavior and lack of execution of any major contract in the U.S.

•      Change of management and reduction in sales personnel in our U.S. operations.

•      Discontinuation of U.S. WebSphere consulting practice.

•      Integration of the Poet products in Europe due to 2004 Poet merger.

Revenues by Industry. The following table summarizes our revenues by industry for the three and six months ended April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
			Change				Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Revenues by industry:
Technology	$1,602	$537	$1,065	198%	$3,036	$2,033	$1,003	49%
Telecommunications	738	789	(51)	-6%	2,017	2,561	(544)	-21%
Defense (Inc Gov't)	610	246	364	148%	1,505	471	1,034	220%
Other	830	1,638	(808)	-49%	1,847	3,427	(1,580)	-46%
Total	$3,780	$3,210	$570	18%	$8,405	$8,492	$(87)	-1%

Our products are used by the technology sector mainly for demand consensus forecasts, collaborative planning and requirements definition. Our revenues in this sector increased by $1 million (or 198%) to approximately $1.6 million during the three months ended April 30, 2006, compared to $538,000 for the corresponding period in fiscal 2005. Our revenues in the technology sector increased by $1 million (or 49%) to $3 million during the six months ended April 30, 2006, compared to $2 million for the corresponding period in fiscal 2005. This increase was mainly due to revenues from several European technology customers. In fiscal 2006, our European operation was able to close several deals in this sector that were delayed from fiscal 2005. We also had a significant percentage-of-completion consulting agreement with a technology company in Europe that contributed to this increase.

We also market our products to the telecommunications sector for such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications sector decreased by $51,000 (or 6%) to $738,000 during the three months ended April 30, 2006, compared to $789,000 for the corresponding period of fiscal 2005. Our revenues from the telecommunications sector declined $544,000 (or 21%) to $2 million during the six months ended April 30, 2006, compared to $2.6 million for the corresponding period of fiscal 2005. This decline was due to the receipt of a significant follow on order from a European telecommunications company in the first quarter of fiscal 2005 for which there was no comparable transaction in the first quarter of fiscal 2006.

We also market our products to the defense sector for advanced simulation and intelligence analytics applications. Our revenues in this sector increased $364,000 (or 148%) to $610,000 during the three months ended April 30, 2006, compared to $246,000 for the corresponding period in fiscal 2005. Our revenues in this sector increased $1 million (or 220%) to $1.5 million during the six months ended April 30, 2006, compared to $471,000 for the corresponding period in fiscal 2005. This increase was mainly due to a major percentage-of-completion consulting agreement with a European customer for the three and six months ended April 30 2006.

Revenues by Category. The following table summarizes our revenues by category for the periods indicated (in thousands, except percentages):

	Three Months Ended						Six Months Ended
	April 30,						April 30,
		Percentage		Percentage				Percentage		Percentage
		of		of	Changes			of		of	Changes
	2006	revenues	2005	revenues	Amount	Percentage	2006	revenues	2005	revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by category:
License	$1,745	46%	$1,575	49%	$170	11%	$4,258	51%	$5,067	60%	$(809)	-16%
Maintenance	1,457	39%	1,543	48%	(86)	-6%	3,090	37%	3,135	36%	(45)	-1%
Professional service	578	15%	92	3%	486	527%	1,057	13%	290	3%	767	265%
Total	$3,780	100%	$3,210	100%	$570	18%	$8,405	100%	$8,492	100%	$(87)	-1%

License. License revenues were $1.7 million for the three months ended April 30, 2006, an increase of 11% from $1.6 million reported for the comparable period in fiscal 2005. The modestly higher license revenues during the three months ended April 30, 2006 was due to higher license revenues in Europe. We generally have experienced a higher demand for our products in Europe.

License revenues were $4.3 million for the six months ended April 30, 2006, a decline of 16% from $5.1 million reported for the comparable period in fiscal 2005. The higher license revenues during the six months ended April 30, 2005 was mainly due to a significant follow-on order from a European telecommunications company during the three months ended January 31, 2005. We did not have a comparable order during the three months ended January 31, 2006.

Maintenance. Maintenance revenues were $1.5 million for the three months ended April 30, 2006, which was generally consistent with the level of maintenance revenues reported for the comparable period in fiscal 2005. The maintenance revenues remained relatively unchanged due to a stable retention rate in our customer base.

Maintenance revenues were $3.1 million for the six months ended April 30, 2006, which was generally consistent with the maintenance revenues reported for the comparable period in 2005. The maintenance revenues remained relatively unchanged due to stable retention rate in our customer base

Professional Services. Professional services revenues were $578,000 for the three months ended April 30, 2006, an increase of 527% from $92,000 reported for the comparable period in fiscal 2005. Professional services revenues were $1.1 million for the six months ended April 30, 2006, an increase of 264% from $290,000 reported for the comparable period in fiscal 2005. These increase were mainly due to revenues associated with two major percentage-of-completion consulting agreements with two European customers for the six months ended April 30, 2006.

Cost of Revenues

The following table summarizes total cost of revenues for the three and six months ended April 30, 2005 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
			Change				Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$58	$55	$3	5%	$162	$111	$51	46%
Amortization of intangible assets	79	200	(121)	-61%	158	395	(237)	-60%
Cost of maintenance	345	360	(15)	-4%	729	778	(49)	-6%
Cost of professional services	291	216	75	34%	625	495	130	26%
Total	$773	$831	$(58)	-7%	$1,674	$1,779	$(105)	-6%

Total Cost of Revenues. Total cost of revenues was $773,000 for the three months ended April 30, 2006, a decline of $58,000 (or 7%) from the total cost of revenues of $831,000 reported for the comparable period in 2005. This decline included unfavorable foreign currency fluctuations of approximately $5,000.

Total cost of revenues was $1.7 million for the six months ended April 30, 2006, a decline of $105,000 (or 6%) from the total cost of revenues of $1.8 million reported for the comparable period in 2005. This decline included favorable foreign currency fluctuations of approximately $10,000.

License. Cost of license revenues consists primarily of royalties and cost of third party products (which we resell to our customers), product media and packaging costs.

Cost of license revenues was $58,000 for the three months ended April 30, 2006 (or 3% of license revenues) as compared to $55,000 (or 3% of license revenues) for the corresponding period in 2005.

Cost of license revenues was $162,000 for the six months ended April 30, 2006 (or 4% of license revenues) as compared to $111,000 (or 2% of license revenues) for the corresponding period in 2005.

The increase of $51,000 in absolute dollars for the six months ended April 30, 2006 over the comparable period in fiscal 2005 was primarily due to an increase in royalties and cost of third party products in U.S. for $30,000 and obsolescence of product documentation and media in Europe for $17,000.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets acquired in our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $79,000 for the three months ended April 30, 2006 (or 5% of license revenues) compared to $200,000 (or 13% of licensed revenues) for the corresponding period in fiscal 2005. The $121,000 (or 61%) decline in absolute dollars for the three months ended April 30, 2006 from the comparable period in fiscal 2005, was due to several write-offs of our intangible assets for $2.6 million in fiscal 2005.

Amortization of intangible assets was $158,000 for the six months ended April 30, 2006 (or 4% of license revenues) as compared to $395,000 (or 8% of licensed revenues) for the corresponding period in 2005. The $237,000 (or 60%) decline in absolute dollars for the six months ended April 30, 2006 from the comparable period in 2005, was due to several write-offs of our intangible assets for $2.6 million, which occurred in fiscal 2005.

We expect to incur approximately $79,000 per quarter for amortization of intangible assets quarterly in fiscal 2006.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $345,000 for the three months ended April 30, 2006 (or 24% of maintenance revenues) compared to $360,000 (or 23% of maintenance revenues) for the corresponding period in fiscal 2005 as cost of maintenance in these periods continued essentially flat as a percentage of maintenance revenues. The decline in absolute dollars of $15,000 for the three months ended April 30, 2006, was mainly due to headcount reduction of three employees (resulting in a reduction in salary and related expenses offset by severance payments for $27,000 in our U.S. and U.K. operations) as a result of fiscal 2005 restructuring activities. This decline, however, was offset by a $17,000 increase in the cost of maintenance in our European operation due to an increase in consulting expenses.

Cost of maintenance revenues was $729,000 for the six months ended April 30, 2006 (or 24% of maintenance revenues) compared to $778,000 (or 25% of maintenance revenues) for the corresponding period in fiscal 2005 with cost of maintenance revenues remaining relatively consistent as a percentage of maintenance revenues in these periods. The decline in absolute dollars of $49,000 for the six months ended April 30, 2006, was mainly due to headcount reduction of three employees (resulting in a reduction in salary and related expenses offset by severance payments for $50,000 in our U.S. and U.K. operations) as a result of fiscal 2005 restructuring activities.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $291,000 for the three months ended April 30, 2006 (or 51% of professional services revenues) compared to $216,000 (or 235% of the professional services revenues) for the corresponding period in fiscal 2005. The increase in absolute dollars of $75,000 was mainly due to two major percentage-of-completion consulting projects with two European customers during the three months ended April 30, 2006. The negative margin in professional services for the three months ended April 30, 2005 was due to under-utilization of one full-time employee dedicated to professional services during that quarter.

Cost of professional services revenues was $625,000 for the six months ended April 30, 2006 (or 59% of professional services revenues) compared to $495,000 (or 171% of the professional services revenues) for the corresponding period in fiscal 2005. The increase in absolute dollars of $130,000 was mainly due to two major percentage-of-completion consulting project with two European customers during the six months ended April 30, 2006. The negative margin in professional services for the six months ended April 30, 2005 was due to under-utilization of one full-time employee dedicated to professional services during that period.

In Europe, there is a statutory one-year warranty requirement for all our products and services. Prior to our merger with Poet in March 2004, Poet Holdings, Inc. provided for a reserve for such warranties that could be in excess of its regular maintenance programs. We continued maintaining this reserve for $8,000 and $18,000 related to the FastObjects products in Europe as of April 30, 2006 and 2005, respectively. Pursuant to our two consulting major percentage-of-completion engagements with two European customers, we maintained additional warranty reserves for $40,000 and $97,000 for the three and six months ended April 30, 2006, respectively.

Operating Expenses

The following table summarizes the operating expenses for the three and six months ended April 30, 2005 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$765	$1,630	$(865)	-53%	$1,711	$3,350	$(1,639)	-49%
Research and development	702	955	(253)	-26%	1,571	2,036	(465)	-23%
General and administrative	871	1,242	(371)	-30%	1,924	2,559	(635)	-25%
Restructuring charges	84	(122)	206	-168%	218	(122)	340	-279%
Total	$2,422	$3,705	$(1,283)	-35%	$5,424	$7,823	$(2,399)	-31%

Total Operating Expenses. Total operating expenses were $2.4 million for the three months ended April 30, 2006, a decline of 35% from $3.7 million reported for the comparable period in 2005. This decline included unfavorable foreign currency exchange fluctuations of $5,000.

Total operating expenses were $5.4 million for the six months ended April 30, 2006, a decline of 31% from $7.8 million reported for the comparable period in 2005. This decline included favorable foreign currency exchange fluctuations of $9,000.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $765,000 for the three months ended April 30, 2006 (or 20% of revenues) and $1.6 million (or 51% of revenues) for the comparable period in fiscal 2005. The $865,000 decline in absolute dollar for the three months ended April 30, 2006 was mainly due to headcount reductions of ten in our U.S. operations (resulting in a reduction of $401,000) and headcount reduction of four in Europe (resulting in a reduction of $131,000). Additionally, the sales and marketing programs declined both in U.S. as well as Europe by approximately $240,000. Headcount reductions were the result of our fiscal 2005 restructuring activities to better align our costs with current revenue levels.

Sales and marketing expenses were $1.7 million for the six months ended April 30, 2006 (or 20% of revenues) and $3.4 million (or 40% of revenues) for the comparable period in fiscal 2005. The $1.7 million decline in absolute dollar for the  six months ended April 30, 2006 were mainly due to headcount reductions of ten in our U.S. operations (resulting in a reduction of $735,000) and headcount reduction of four in Europe (resulting in a reduction of $363,000). Additionally, the sales and marketing programs also declined in both U.S. as well as Europe by approximately $420,000. Headcount reductions were the result of our fiscal 2005 restructuring activities to better align our costs with current revenue levels.

We expect sales and marketing expenses to be slightly higher for the remainder of fiscal 2006, compared to our last two quarters in fiscal 2006, due to two additional headcounts in our European operations, and it will continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $702,000 (or 19% of revenues) for the three months ended April 30, 2006 and $955,000 (or 30% of revenues) for the comparable period in 2005. The $253,000 decline in absolute dollar for the three months ended April 30, 2006 was mainly due to headcount reductions of three in our U.S. operations (resulting in a reduction of $172,000), as a result of our fiscal 2005 restructuring activities. There was a decline of $50,000 in the research and development expenses in our Indian operation due to installation charges of laboratory research equipment, which occurred during the three months ended April 30, 2005, which we did not have any comparable expenditure during the three months ended April 30, 2006.

Research and development expenses were $1.6 million (or 19% of revenues) for the six months ended April 30, 2006 and $2.0 million (or 24% of revenues) for the comparable period in fiscal 2005. The $465,000 decline in absolute dollar for the six months ended April 30, 2006 was mainly due to headcount reductions of three in our U.S. operations (resulting in a reduction of $345,000) and a decline in temporary help and outside consultant expenses (resulting in a reduction of $162,000). These reductions were due to our fiscal 2005 restructuring activities. These declines, however, were partially offset by an increase in research and development expenses for $28,000 in our European operation for consulting expenses.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to remain at the current levels for the remainder of fiscal 2006.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $871,000 (or 23% of revenues) for the three months ended April 30, 2006 and $1.2 million (or 39% of revenues) for the comparable period in fiscal 2005. The $371,000 decline in absolute dollar for the three months ended April 30, 2006 was mainly due to headcount reductions of three in our U.S. operations (resulting in a reduction of

$99,000) because of our fiscal 2005 restructuring activities. Legal expenses declined by $106,000 due to a legal settlement and fewer numbers of complex regulatory issues during the quarter. Additionally, accounting and SEC filing related expenses declined by $197,000 due to more streamlined operations and procedures. These declines were offset by an approximately $64,000 increase in salary and traveling expenses in our European operation.

General and administrative expenses were $1.9 million (or 23% of revenues) for the six months ended April 30, 2006 and $2.6 million (or 31% of revenues) for the comparable period in 2005. The $635,000 decline in absolute dollar for the six months ended April 30, 2006 was mainly due to headcount reductions of three in the U.S. operation (resulting in a reduction of $267,000) due to our fiscal 2005 restructuring activities. Legal expenses declined by $142,000 related to the settlement of a legal matter and fewer numbers of complex regulatory issues during the first six months of the fiscal year. Additionally, accounting and SEC filing related expenses declined by $253,000 due to more streamlined operations and procedures. These declines were offset by an approximately $88,000 increase in salary and traveling expenses in our European operation.

We expect our general and administrative expenses to increase modestly towards the end of fiscal year 2006 if we are required to comply with Section 404 of Sarbanes-Oxley Act of 2002 by the end of fiscal 2007.

Outside Shareholders’ Loss from VIE

During the three months ended July 31, 2005, as part of our restructuring plan, we spun-off the assets of our VOA.Net product to Vanatec, and we committed to the capital contribution of an additional 212,500 euros (or $260,000), which we fully contributed on November 3, 2005. We determined that equity at risk in Vanatec was not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

Vanatec’s results have been included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. During the three months ended January 31, 2006, we absorbed our share of Vanatec’s losses up to the point that it exceeded variable interest liability; and subsequent to that we absorbed 100% of the losses that Vanatec has incurred for an additional amount of $35,000 for the three months ended January 31, 2006.

On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty interest at a rate of six percent of its net proceeds, but no less than 30 euros per copy of licenses it grants of the co-owned technology, for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 450,000 euros. As a result of Versant’s sale of its interest in Vanatec and this agreement, Versant determined that it is no longer the primary beneficiary of Vanatec as defined by FIN 46 (R), and thus, is no longer required to consolidate Vanatec’s operating results. Nevertheless, we continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006. We are not required to consolidate the operating results of Vanatec as of March 27, 2006.

Other Income, Net

 Other income, net also consists of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses.

The following table summarizes the other income, net for the three and six months ended April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Interest income	$18	$22	$(4)	-18%	$47	$35	$12	34%
Interest expense	1	(1)	2	-200%	(2)	(2)	—	0%
Other income	—	—	—	—	—	14	(14)	-100%
Foreign exchange gain	15	101	(86)	-85%	1	156	(155)	-99%
Other income, net	$34	$122	$(88)	-72%	$46	$203	$(157)	-77%

Other income, net was $34,000 (or 1% of revenues) for the three months ended April 30, 2006 and $122,000 (or 4% of revenues) for the comparable period in 2005. The decrease in absolute dollars of $88,000 was largely due to foreign exchange rate fluctuations.

Other income, net was $46,000 (or 1% of revenues) for the six months ended April 30, 2006 and $203,000 (or 2% of revenues) for the comparable period in 2005. The decrease in absolute dollars of $157,000 was largely due to foreign exchange rate fluctuations.

Gain on Disposal of VIE

We are no longer required to consolidate the operating results of Vanatec as of March 28, 2006; therefore, we recorded a gain of  $131,000 related to the deconsolidation of Vanatec during the three months ended April 30, 2006. This amount is comprised of the reversal of the excess losses that we had absorbed previously for $105,000, and the consideration that we received from a third party investor in lieu of our interest at Vanatec for $6,000, transfer of property and equipment for $17,000; other comprehensive income for $6,000; and offset by foreign currency losses of $3,000.

Provision for Income Taxes

The following table reflects provision for income taxes for the three and six months ended April 30, 2006 and April 30, 2005 (in thousands):

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Foreign withholding taxes	$—	$16	$(16)	-100%	$—	$16	$(16)	-100%
Provision for income taxes Germany	45	—	45	100%	116	—	116	100%
Provision for income taxes UK	36	—	36	100%	36	—	36	100%
US state and franchise taxes	18	5	13	200%	30	51	(21)	-41%
Total	$99	$21	$78	367%	$182	$67	$115	172%

We accrued income taxes for our European operation since there is a statutory limitation on the net operating loss utilization per fiscal year in Germany and we expect to exceed this limit in fiscal 2006. Further, we have already exhausted our net operating loss carry forward in our U.K. operation.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of April 30, 2006, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

We funded our business from cash generated by our operations during the six months ended April 30, 2006. As of April 30, 2006, we had a cash and cash equivalents balance of approximately $5.9 million, an increase of $1.6 million over the $4.3 million of cash and cash equivalents we held at April 30, 2005. As of April 30, 2006, $5.5 million of our cash and cash equivalents were held in foreign financial institutions. Currently, there are no legal restrictions or tax penalties if we decide to repatriate this cash.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of April 30, 2006		As of April 30, 2005
	Local Currency	U.S. Dollar	Local Currency	U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euros	2,232	$2,821	1,744	$2,246
British Pound	749	1,369	350	667
India Rupee	2,310	52	2,482	57
Total		$4,242		$2,970

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 32% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

We do not use derivative financial instruments for speculative trading purposes.

Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

Our largest source of operating cash flows is cash collections from our customers due to purchase of our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

We believe that with our current cost structure, after the completion of our restructuring and disposition of our WebSphere business, we can operate on a cash flow positive or breakeven position for the next twelve months.

Operating Activities

The following table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities for the periods indicated (in thousands):

	Six Months Ended
	April 30,		Change
	2006	2005	Amount	Percentage
	(unaudited)
Net cash provided by operating activities:
Net income	$1,930	$(714)	$2,644	-370%
Gains from the disposal of assets	(599)	—	(599)	—
Non-cash adjustments	234	448	(214)	-48%
Accounts receivable	1,248	2,313	(1,065)	-46%
Prepaid expense and other assets	(256)	329	(585)	-178%
Accounts payable, accrued liabilities and other liabilities	(1,347)	(1,850)	503	-27%
Deferred revenues	216	311	(95)	-31%
Total	$1,426	$837	$589	70%

We have financed our operations and met our capital expenditure requirements through cash flows from operations, and increased our cash flows from operations to $1.4 million for the six months ended April 30, 2006, up from $837,000 for the six months ended April 30, 2005. This increase is attributed mainly due to our higher net income for the six months ended April 30, 2006.

Non-cash adjustments were $234,000 for the six months ended April 30, 2006 compared to $448,000 for the corresponding period in 2005 due to write offs related to our intangible assets for $2.6 during the third quarter of fiscal 2005. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues divided by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 38 days and 60 days for the three months ended April 30, 2006 and April 30, 2005, respectively. The lower DSO for the quarter ended April 30, 2006 was mainly due to better collection procedures as well as discontinuation of our former WebSphere operation, which typically had accounts receivable with higher than average DSOs.

Our working capital was $2.7 million as of April 30, 2006 compared to $1.5 million for the corresponding period in fiscal 2005.

The analyses of the changes in our working capital are as follows:

•            Deferred revenues increased to $216,000 in the six months ended April 30, 2006 as a result of an increase of $244,000 in the deferred revenues of our European operation, due to higher software maintenance revenue contracts and deferred revenues related to a percentage-of-completion consulting agreement. The increase was partially offset by $27,000 decline in deferred revenues in our U.S. operation due to delay in renewal of several maintenance contracts.

•            Accounts payable and other accrued liabilities declined to $1.3 million primarily due to decrease in liabilities related to discontinuation of WebSphere consulting of $464,000, a decrease in restructuring accrual due to facility-related payments made against it of $168,000, a decrease in legal expenses accrual due to lower legal expenses of $300,000, and a decrease in commissions and bonus and related accruals due to lower sales headcount of $268,000.

•            Accounts receivable declined to $1.2 million due to the discontinuation of our WebSphere consulting practice and lower DSO in the period.

Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the six months ended April 30, 2006, net cash provided by investing activities was approximately $441,000, comprised of the following:

•                  Cash received of $500,000 from the sale of assets of our WebSphere consulting practice.

•                  Cash used for the acquisition of property and equipment for $65,000.

Financing Activities

The primary source of cash from financing activities is proceeds from sale of common stock under our Equity Incentive Plan, Directors Stock Option Plan and Employee Stock Purchase Plan.

For the six months ended April 30, 2006, net cash used in financing activities was approximately $4,000, comprised of the following:

•                  Cash receipts for $38,000 related to the proceeds for the sale of common stock under our equity incentive plan and our employee stock purchase plan.

•                  Cash payments of $39,000 for the repayment of the borrowing under our the line of credit.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 341,000 shares available to issue under our current equity incentive and directors plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds.

Commitments and Contingencies

Our principal commitments as of April 30, 2006 consist of obligations under operating leases for facilities, equipments and contract commitments.

Our annual minimum commitments as of April 30, 2006 under non-cancelable operating leases, not recorded on our Consolidated Balance Sheet as of April 30, 2006, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total
Six months ending October 31, 2006	$793	$48	$841
Fiscal year ending October 31,
2007	1,050	58	1,108
2008	88	43	131
2009	—	34	34
2010	—	16	16
Thereafter	—	22	22
Total	$1,931	$221	$2,152

On June 21, 2005, we entered into a Loan and Security Agreement with a financial institution, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million from the bank at any one time under a revolving secured accounts receivable-based line of credit. This line of credit permits us to obtain short-term loan advances from the financial institution equal to 80% of the face amount of our specific eligible accounts receivable. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate. Our obligations to the financial institution under the Loan Agreements are secured by a first security interest in all of our assets, including our equipment, cash and intellectual property. The credit facility provided by the Loan Agreements will expire by June 21, 2007.

We believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated; then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment, if significant, it will be necessary for us to seek additional debt or equity financing.

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

In order to be able to comply with the NASDAQ Capital Market’s continued listing requirements regarding the minimum bid price of our common stock, at our annual meeting of shareholders held on August 22, 2005, our shareholders approved an amendment of our articles of incorporation to effect a 1-for-10 reverse split of our outstanding Common Stock, and to reduce the number of authorized shares of our Common Stock, Series A Preferred Stock and undesignated Preferred Stock in proportion to the ratio of the reverse split. Subsequent to the reverse split, on September 8, 2005, we received notice from NASDAQ market that we regained compliance with NASDAQ’s minimum bid price requirement.

Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results of operations to differ materially from those contemplated in the forward-looking statements. The matters set forth below should be carefully considered carefully considered when evaluating our business and prospects.

Risks Related to Our Business

We are dependent on a limited number of products, especially Versant Object Database. Nearly all of our license revenues to date have been derived from our Versant Object Database product and its predecessors. Consequently, if our ability to generate revenues from Versant Object Database were negatively impacted, our business, cash flows and results of operations would be materially adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in the North American market for enterprise software, consumer demand changes in the European market for enterprise software, slowness in the general economy or in key industries we serve, such as the technology, telecommunications and defense industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make our products technologically obsolete or customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product, we still expect that sales of Versant Object Database will continue to be critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our Versant Object Database product can be expected to have a material negative impact on our business and results of operation.

Our revenue levels are not predictable. Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2005 our quarterly revenues fluctuated from a high of $5.3 million in the first quarter of fiscal 2005 to a low of $3.2 million in the second quarter of fiscal 2005. In the first quarter of 2006 our revenue was $4.6 million and in the second quarter of 2006 was $3.8 million. These quarterly fluctuations result from a number of factors, including the following items:

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

•      the extent to which we do or do not complete tasks under consulting projects which must be completed in order for us to recognize certain revenues under such contracts;

•      customer and market perceptions of the value and currency of object-oriented software technology;

•      uncertainty regarding the timing and scope of customer deployment schedules of applications based on Versant Object Database where revenues are contingent upon the customer’s deployment of our product;

•      failure by us to timely develop and launch successful new products;

•      fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, technology and defense markets;

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

We may not be able to manage costs effectively given the unpredictability of our revenues. We expect to continue to maintain a relatively high percentage of fixed expenses, and particularly inasmuch as we have completed a restructuring to significantly reduce our operating expenses. We might be unable to further reduce certain fixed expenses to accommodate any revenue reductions. If forecast revenue does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results. A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, one customer contributed 20% of our total revenues for the second quarter 2005. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

Our future revenues are substantially dependent upon our installed customers renewing maintenance agreements for our products and licensing or upgrading additional Versant products; our future professional services and maintenance revenues are dependent on future sales of our software products. We depend on our installed customer base for future revenues from maintenance renewal fees, licenses of additional products or upgrades of existing products. If our customers do not purchase additional products, upgrade existing products or renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services. This risk may be increased in the case of long-term customers who have not upgraded our products, which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service revenues.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies. At April 30, 2006, we had approximately $5.9 million in cash and cash equivalents and working capital of approximately $2.7 million. To date, we have not achieved profitability or generated positive cash flows on a sustained basis. In response to this situation, in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, we restructured our business operations to reduce our operating expenses by streamlining our operating processes. These restructuring efforts continued into the fourth quarter of fiscal 2005 and has completed in the second quarter of fiscal 2006. Although with such restructuring, we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, we may choose to make further cost reductions and it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenues are unpredictable and a significant portion of our expenses is fixed (and more difficult to reduce further given previous cost reductions), a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources and working capital. Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing. There can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all. If we cannot secure adequate financing sources when required, then we would need to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability. Our revenues and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer.

Reduced demand for our product line may result from competition offered by alternative technologies or negative customer perception of our object-oriented technology. General economic conditions can also have a significant adverse effect on our revenues and results of operations. The demand for IT market infrastructure, the market sector that we serve, has not fully recovered since the economic slow down of the early 2000s. We cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business. We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on information technology. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. If U.S. or global economic conditions takes another downturn, this revenue impact may worsen as well and have a material adverse impact on our business, operating results and financial condition.

We rely for revenues on the technology, telecommunications, defense industries, and these industries are characterized by complexity, intense competition and changes in purchasing cycles. Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology, telecommunications and defense industries for sales of Versant Object Database. Our success in these areas is dependent, to a large extent, on general economic conditions affecting these industries, our ability to compete with alternative technology providers, our ability to develop products that can successfully interoperate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. Currently, companies in these industries are hesitant to commit to additional technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years, which could jeopardize our ability to continue to derive revenues from customers in that industry. The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry and the defense industry may experience new cycles of lower available technology budgets due to high levels of U.S. defense spending for operations in Iraq and Afghanistan. In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend increasingly on our international operations for our revenues as North American revenues have declined. A large and increasing portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain our international revenues. Following our acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than it had historically and consequently we must conduct our operations internationally and maintain a significant presence in international markets. For the three and six months ended April 30, 2006, our international revenues derived from customers outside North America made up approximately both 70% of our total revenues, compared to 65% and 70% of total revenues for the comparable periods in fiscal 2005, respectively. North American revenues for three and six months ended April 30, 2006 were $1.1 million and $2.4 million, respectively, compared to $1.1 million and $2.5 million, for the comparable period in fiscal 2005, respectively. We believe that these reductions in our North American revenues are due largely to cautious purchasing behavior for the past few years as well as the impact of changes in our sales management and organization. During that period European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. It is possible that the North America revenues will continue to remain depressed for the remainder of fiscal 2006, making the international revenues even more critical to our operations and cash flows.

In fiscal 2002, we transitioned some of our international sales efforts to a business model that employs local distributors. While use of local distributors reduces certain sales and operating expenses, it also makes our business more dependent on the skills and efforts of third parties and can decrease our profit margins.

Our international operations are subject to a number of unique risks in addition to the risks faced by our domestic operations. These risks include, but are not limited to the following areas:

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

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the Company. In order to be successful, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. We reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005. These and other circumstances may adversely affect our ability to attract and retain key management. We must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, we now employ a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals. Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 31 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 35 employees in India, which represents approximately 41% of our total workforce. As a result of the Poet merger and recent management changes, our management team resides in both our U.S. headquarters in Fremont, California and our office in Hamburg, Germany and our Chief Executive Officer resides in Hamburg, Germany. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans.

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

The requirement to account for stock options we grant as compensation expense will significantly reduce our net income and our earnings per share, and may result in or increase losses. Effective November 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. SFAS 123(R) requires us to account for equity under our stock plans using a fair value-based model on the option grant date and record it as a stock-based compensation expense. Expenses we incur under SFAS 123(R) may significantly reduce our net income and our earnings per share, and may result in or increase our losses. As a result of adopting Statement 123(R), the Company’s net income before income taxes for the three and six months ended April 30, 2006 include stock-based compensation of $64,000 and $121,000, respectively. We now estimate the fair value of employee stock options and rights to purchase shares under its employee stock purchase plan or “ESPP” using a Black-Scholes-Merton Option-Pricing Model (see Note 2 to our Notes to Condensed Consolidated Financial Statements included in this report). A fair value-based model, such as the Black-Scholes-Merton option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Highly subjective assumptions used under the Black-Scholes-Merton option-pricing model include the expected stock price volatility and expected life and forfeiture rates of our options, which will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

Adoption and application of accounting regulations and related interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenues and profits. Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended; however, these future, more complex, multi-element, multi-year license transactions, which may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet and FastObjects may adversely affect the market value of Versant’s common stock. In accordance with the U.S. generally accepted accounting principles, Versant accounts for the merger with Poet and FastObjects, Inc. using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant has allocated the total estimated purchase price of Poet and FastObjects to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. Versant will incur additional depreciation and amortization expense over the useful lives of certain intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets are impaired, Versant may be required to incur material charges relating to the impairment of those assets. Such amortization and potential impairment charges could have a material impact on Versant’s results of operations.

Risks Related to Our Industry

Our products face significant competition. For Versant Object Database and FastObjects products, we compete with other companies offering other database management systems. We face substantial competition from traditional relational database management companies including Oracle, Computer Associates, Sybase, IBM, and Microsoft. We also face competition from object database companies including Progress Software Corporation and Objectivity. Additionally, some prospective customers might attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Berkeley DB, a simplified database without query processing capability.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, better name recognition, broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products. They may further have more direct access to corporate decision-makers of key customers based on their previous relationships with customers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of a variety of products that we do not offer. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on our business, operating results and financial condition.

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

In order for our common stock to continue to be listed on the NASDAQ Capital Market, we must satisfy the NASDAQ Capital listing requirements, and there can be no assurance that we will continue to be able to do so. Although the continued listing requirements of the NASDAQ Capital Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the “$1.00 minimum price requirement”, and that either (i) we have shareholders’ equity of $2.5 million, or (ii) we have $500,000 in net income or (iii) the market value of our publicly held shares be $35.0 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the NASDAQ Stock Market that, because our common stock had then traded at a price below $1.00 per share for thirty consecutive trading days, we were required to regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the NASDAQ Capital Market. As a result of our adoption of a 1-for-10 reverse stock split that was approved by our shareholders on August 22, 2005, as of September 12, 2005 the closing bid price of our common stock exceeded $1.00 per share for more than ten consecutive trading days and on September 8, 2005 we received written notification from the NASDAQ Stock Market that we had regained compliance with this minimum bid price requirement. Our stockholders’ equity as of April 30, 2006 was $11.2 million, and thus is still substantially above the NASDAQ Capital Market continued listing requirement that our shareholders’ equity be $2,500,000 or greater. However, there can be no assurance that we might not experience non-compliance with these listing requirements at some time in the future. If our common stock were to be delisted from trading on the NASDAQ Capital Market, then the trading market for our common stock and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired and, as a result, the market price of Versant’s common stock could be expected to decline significantly.

We may engage in future acquisitions that dilute our shareholders and cause us to incur debt or assume contingent liabilities. As part of our strategy, we may review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer us growth opportunities. In the event of any future acquisitions, any or all of the following could potentially occur:

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

Our stock price is volatile. Our revenues, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced revenues and earnings results that were significantly below levels expected by security analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenues often occurs late in the quarter, we may not note of any revenues shortfall until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock. The recent 1-for-10 reverse split of our common stock that was implemented in August 2005 may also have the effect of increasing the volatility of our stock’s price.

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 32% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

We do not use derivative financial instruments for speculative trading purposes.

Interest rate risk. Our cash equivalents primarily consist of money market accounts; therefore, we do not believe that our interest rate risk is significant at this time.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Shareholders on April 24, 2006. Set forth below are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting.

1. Election of Directors:

Name of Director	Votes For	Votes Withheld

Jochen Witte	2,330,638	10,058

Uday Bellary	2,337,685	3,011

Wiliam Henry Delevati	2,337,635	3,061

Herbert May	2,337,730	2,966

Bernhard Woebker	2,330,838	9,858

2. Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2006:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

2,338,660	936	1,100	—

ITEM 6. EXHIBITS

(a)           Exhibits

The following exhibits are filed herewith:

31.01	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:
June 14, 2006	/s/ Jochen Witte
Jochen Witte
President and Chief Executive Officer and
Chief Financial Officer,
(Duly Authorized Officer and Principal
Financial Officer and Chief Accounting Officer)