Form 10-Q
period 2006-07-31
VERSANT CORP
filed 2006-09-14
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

☐ Yes   ☒  No

As of September 11, 2006, there were outstanding 3,592,997 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended July 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 31,	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,317	$3,958
Trade accounts receivable, net of allowance for doubtful accounts of $49 and $114 at July 31, 2006 and October 31, 2005, respectively	1,868	2,529
Other current assets	1,002	744
Total current assets	10,187	7,231

Property and equipment, net	391	489
Goodwill	6,720	6,720
Intangible assets, net	1,275	1,512
Other assets	63	294
Total assets	$18,636	$16,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$290	$779
Accrued liabilities	2,185	2,667
Deferred revenues	2,922	2,779
Deferred rent	136	136
Total current liabilities	5,533	6,361

Long term restructuring accrual	—	448
Deferred revenues	807	184
Deferred rent	32	128
Variable interest entity liability	—	137
Total liabilities	6,372	7,258

Stockholders’ equity:
Common stock, no par value	94,927	94,755
Deferred stock-based compensation	—	(44)
Other comprehensive income, net	514	396
Accumulated deficit	(83,177)	(86,119)
Total stockholders’ equity	12,264	8,988
Total liabilities and stockholders’ equity	$18,636	$16,246

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005
Revenues:
License	$1,934	$1,706	$6,192	$6,772
Maintenance	1,730	1,511	4,820	4,645
Professional services	91	235	1,148	528
Total revenues	3,755	3,452	12,160	11,945

Cost of revenues:
License	43	53	205	164
Amortization of intangible assets	79	197	237	592
Maintenance	330	327	1,059	1,101
Professional services	84	246	709	749
Total cost of revenues	536	823	2,210	2,606

Gross profit	3,219	2,629	9,950	9,339

Operating expenses:
Sales and marketing	669	1,466	2,380	4,817
Research and development	723	1,004	2,294	3,050
General and administrative	860	996	2,783	3,540
Impairment of goodwill and intangibles	—	12,913	—	12,913
Restructuring	—	621	218	500
Total operating expenses	2,252	17,000	7,675	24,820

Income (loss) from operations	967	(14,371)	2,275	(15,481)
Outside shareholders’ income from VIE	—	—	138	—
Other income (loss), net	43	(41)	90	163
Gain on disposal of Variable Interest Entity	—	—	131	—
Income (loss) from continuing operations before taxes	1,010	(14,412)	2,634	(15,318)
Net provision for income taxes	93	1	275	69
Net income (loss) from continuing operations	917	$(14,413)	$2,359	$(15,387)
Gain from sale of discontinued operations, net of income taxes	—	—	468	—
Net income from discontinued operations, net of income taxes	91	61	113	321
Net income (loss)	$1,008	$(14,352)	$2,940	$(15,066)

Basic income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$0.25	$(4.06)	$0.66	$(4.38)
Earnings from discontinued operations, net of income tax	$0.03	$0.02	$0.16	$0.09
Net income (loss) attributable to common shareholders	$0.28	$(4.04)	$0.82	$(4.29)

Diluted income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$0.25	$(4.06)	$0.66	$(4.38)
Earnings from discontinued operations, net of income tax	$0.03	$0.02	$0.16	$0.09
Net income (loss) attributable to common shareholders	$0.28	$(4.04)	$0.82	$(4.29)

Shares used in per share calculation:
Basic	3,573	3,553	3,564	3,515
Diluted	3,579	3,553	3,573	3,515

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$6	$6	$31	$18
Sales and marketing	11	4	31	12
Research and development	21	11	58	32
General and administrative	21	4	60	13
Total	$59	$25	$180	$75

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	July 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,940	$(15,066)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain from sale of discontinued operations, net of income taxes	(468)	—
Gain on disposal of Variable Interest Entity	(131)	—
Earnings from discontinued operations	(113)	(321)
Depreciation and amortization	160	260
Amortization of intangible assets	237	592
Stock-based compensation	180	75
Write off of property and equipment	25	—
Impairment of goodwill and intangibles	—	12,913
Non-cash operating expenses related to cancellation of common stock	(50)	—
Recovery of bad debt allowance	(66)	(236)
Changes in current assets and liabilities:
Restricted cash	—	320
Accounts receivable	770	2,826
Prepaid expenses and other assets	(13)	305
Accounts payable	(431)	(272)
Accrued liabilities and other liabilities	(951)	(1,528)
Deferred revenues	649	(39)
Deferred rent	(99)	(65)
Net cash provided by (used in) operating activities	2,639	(236)

Cash flows from investing activities:
Proceeds from sale of Websphere	500	—
Proceeds from sale of Vanatec	6	—
Investment in Vanatec	—	(6)
Proceeds from sale of property and equipment	—	31
Purchases of property and equipment	(90)	(8)
Net cash provided by investing activities	416	17

Cash flows from financing activities:
Proceeds from sale of common stock, net	85	339
Principal payments under capital lease obligations	(9)	—
Net payments under short-term note and bank loan	(39)	—
Net cash provided by financing activities	37	339

Effect of foreign exchange rate changes on cash and cash equivalents	154	(125)
Net increase (decrease) in cash and cash equivalents from operating, investing and financing activities	3,246	(5)
Net increase in cash and cash equivalents from discontinued operations	113	321
Cash and cash equivalents at beginning of period	3,958	3,313
Cash and cash equivalents at end of period	$7,317	$3,629

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  THE COMPANY AND BASIS OF PRESENTATION

Versant Corporation (with its subsidiaries, collectively referred to in this report as “Versant” or “the Company”) was incorporated in California in August 1988. Versant is a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.   The Company designs, develops, markets and supports object-oriented database management system products to solve complex data management and data integration problems of enterprises. Versant also provides related product support, training and consulting services to assist users in development and deployment of software applications based on its products. The Company operates its business within a single operating segment referred to as Data Management. Versant’s principal executive offices are located in Fremont, California. Versant has international operations in Germany, the United Kingdom and India and markets its software products and related maintenance services directly through telesales and field sales organizations in North America, Germany and the United Kingdom, and indirectly through distributors and resellers worldwide. Versant had a total of 82 employees at the quarter ended July 31, 2006.

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

Versant reported net income for the quarters ended January 31, 2006, April 30, 2006 and July 31, 2006, but it was not profitable in its fiscal year ended October 31, 2005.  The Company operated at a net loss of $14.6 million in fiscal 2005, $12 million in fiscal 2004 and $2.4 million in fiscal 2003. Management anticipates funding future operations from its current cash resources and its future cash flows from operations. However, if the Company’s financial results fall short of projections, additional debt or equity may be required to finance operations, and the Company may need to implement further cost reductions.  No assurances can be given that these efforts will be successful, if required.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). As a result, in accordance with FIN 46(R), Vanatec’s operating results have been included in Versant’s consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006.  On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec (see Notes 6 and 7 for a more detailed description of the Vanatec transaction). As a result of this sale of its interest in Vanatec, as of March 27, 2006, Versant is no longer required to consolidate the operating results of Vanatec.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2005. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, filed on January 30, 2006. The Company’s operating results for the three and nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2006, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

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

Lastly, through June 1, 2006 the Company maintained a 1996 Employee Stock Purchase Plan, which was approved by the Company’s shareholders in 1996 and which was in effect until late May 2006 when it expired and was replaced by the Company’s 2005 Employee Stock Purchase Plan, a successor plan that became operative effective June 1, 2006.  The 2005 Employee Stock Purchase Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders held on August 22, 2005. Under the 1996 Employee Stock Purchase Plan, each offering of common shares hereunder was for a period of twenty-four months, consisting of four six-month purchase periods.  Under the 2005 Employee Stock Purchase Plan, each offering of common shares hereunder is for a period of twelve months, consisting of two six-month purchase periods. The purchase price of shares, which employees may acquire at any purchase period, is 85% of the lesser of either of the following:  the fair market value of the shares on the offering date; or the fair market value of the shares on the purchase date.

Prior to November 1, 2005, Versant accounted for the above plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, the Company recognized option-based employee compensation expenses of $25,000 and $75,000, respectively, in the Statements of Operations for the three and nine months ended July 31, 2005. The Company did not record any compensation expense in connection with its Employee Stock Purchase Plan since the purchase price of the stock was 85% of the lower of the fair market value of its common stock at the beginning or the end of each offering period, which was within the formerly available safe harbor under SFAS 123 for these fiscal periods.

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

SFAS 123(R) requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied on prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the three months ended July 31, 2006 is at 20%.

Versant estimates the fair value of employee stock options and rights to purchase shares under its employee stock purchase plan, or “ESPP” using a Black-Scholes Option Pricing Model. This is consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, and the Company’s prior period pro forma disclosures of net income (loss), including share-based compensation.

The purchase price of shares, which employees may acquire under the Company’s employee stock purchase plan, or ESPP, at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Since the 85% threshold is no longer a safe harbor under SFAS 123(R), Versant recorded one-third of the total projected fair value of the shares estimated that will be granted during the six month period starting June 1, 2006 in the quarter ended July 31, 2006.

The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	Stock Options		ESPP		Stock Options		ESPP

Expected life	2.3 years	3 years	6 months	6 months	2.3 to 3 years	3 years	6 months	6 months
Weighted-average Risk-free interest rate	5.23%	3.69%	4.76%	2.73%	4.28% to 5.23%	3.30% to 3.76%	3.2% to 4.76%	1.23% to 2.73%
Volatility	87%	124%	72%	100%	87% to 107%	124%	72% to 83%	77% to 124%
Dividend yield	—	—	—	—	—	—	—	—

Versant uses a historical model to arrive at the expected life of its options, but it takes into consideration other factors that could possibly impact the future expected life of the options.

Versant has not granted any options to its board members under its 2005 Directors Plan during the three and the nine months periods ended July 31, 2006.

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

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated income statements for the three months ended July 31, 2006 related to stock options and ESPP were $42,000 and $17,000, respectively, and for the nine months ended July 31, 2006 related to stock options and ESPP were $149,000 and $31,000, respectively.

The following table summarizes the changes in stock options activities under the Company’s equity-based compensation plans during the three and nine months periods ended July 31, 2006 and July 31, 2005 respectively:

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2006		2005		2006		2005
	Shares	Weighted average	Shares	Weighted average	Shares	Weighted average	Shares	Weighted average
	in thousands	exercise price	in thousands	exercise price	in thousands	exercise price	in thousands	exercise price

Outstanding at the beginning of the period	220	$17.07	362	$27.22	300	$25.02	460	$31.22
Granted	15	6.80	8	3.41	60	5.58	83	7.60
Exercised	—	—	—	—	(6)	3.50	(52)	5.13
Forfeited and Expired	(33)	19.00	(30)	13.74	(152)	30.28	(151)	34.82
Outstanding at the end of the period	202	$16.00	340	$27.86	202	$16.00	340	$27.86

Vested options at the end of the quarter since inception	289	$31.90	425	$34.14	289	$31.90	425	$34.14

Options exercised at the end of the quarter since inception	174	$37.48	168	$40.01	174	$37.48	168	$40.01

Options exercisable at the end of the quarter	127	$21.10	280	$29.15	127	$21.10	280	$29.15

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted	Weighted
	outstanding at	average remaining	average	exercisable at	average remaining	average
Exercise Prices	July 31, 2006	contractual life	price	July 31, 2006	contractual life	price
From $ 3.00 to $ 6.00	64,193	7.79	$4.28	44,069	7.10	$4.55
From $ 6.10 to $ 9.90	85,716	8.66	7.33	31,972	7.46	8.05
From $10.20 to $16.00	18,913	5.85	12.07	18,172	5.78	12.10
From $17.19 to $42.00	20,850	5.32	27.21	20,565	5.29	27.30
From $49.375 to $122.20	11,352	3.51	88.41	11,352	3.51	88.41
From $180.00 to $1,287.00	1,190	2.58	444.59	1,190	2.58	444.59
	202,214	7.45	$15.98	127,320	6.35	$21.77

The summary of the status of Versant’s nonvested shares as of July 31, 2006 and changes during the nine months ended July 31, 2006 is as follows:

		Weighted-average
		grant- date
Nonvested shares	Shares	fair value
	(in thousand)

Nonvested at October 31, 2005	73	$3.47
Granted	60	3.17
Vested	(41)	3.03
Forfeited	(5)	2.19
Nonvested at July 31, 2006	87	$3.54

The weighted average grant date fair value of options granted during the three and nine months ended July 31, 2006 were $3.54 and $3.17 respectively, and the total fair value of shares granted during the nine months ended July 31, 2006 was $189,000. The aggregated intrinsic values of options exercised during the three and nine months ended July 31, 2006 were zero and $23,000, respectively. As of July 31, 2006, the intrinsic values of options outstanding and exercisable were $135,000 and $80,000, respectively. The total fair value of shares vested during the three and nine months ended July 31, 2006 were $34,000 and $124,000, respectively.

The total unrecognized compensation costs related to non-vested options were $275,000 and $253,000 at July 31, 2006 and October 31, 2005. These costs will be recognized using the straight-line attribution method ratably for the subsequent three years, subject to adjustments we make to total stock-based compensation cost for changes in estimated forfeiture rates.

Prior to November 1, 2005, Versant followed the disclosure-only provision under SFAS 123, as amended. The following table illustrates the effect on the Company’s net income and net loss per share for the three and nine months periods ended July 31, 2005, as if Versant had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation, using the Black-Scholes option pricing model (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2005	2005
Net loss, as reported	$(14,352)	$(15,066)
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	25	75

Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(101)	(371)
Pro forma net loss	$(14,428)	$(15,362)

Basic and diluted net loss per share:
As reported	$(4.04)	$(4.29)
Pro forma	$(4.06)	$(4.37)

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Net income (loss) from continuing operations attributable to common shareholders	$917	$(14,413)	$2,359	$(15,387)
Gain from sale of discontinued operations, net of income taxes	—	—	468	—
Earnings from discontinued operations, net of income tax	91	61	113	321
Net income (loss) attibutable to common shareholders	$1,008	$(14,352)	$2,940	$(15,066)

Calculation of basic net loss per share:
Weighted average common shares outstanding	3,573	3,553	3,564	3,515

Net income (loss) per share from continuing operations attributable to common shareholders, basic	$.25	$(4.06)	$.66	$(4.38)
Earnings per share from discontinued operations, net of income tax, basic	$.03	$.02	$.16	$.09
Net income (loss) per share attibutable to common shareholders, basic	$.28	$(4.04)	$.82	$(4.29)

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,573	3,553	3,564	3,515
Dilutive securities -common stock options and shares subject to repurchase	6	—	9	—
Weighted average - common shares outstanding and potentially dilutive common shares	3,579	3,553	3,573	3,515

Net income (loss) per share from continuing operations attributable to common shareholders, diluted	$.25	$(4.06)	$.66	$(4.38)
Earnings per share from discontinued operations, net of income tax, diluted	$.03	$.02	$.16	$.09
Net income (loss) per share attibutable to common shareholders, diluted	$.28	$(4.04)	$.82	$(4.29)

Anti-dilutive common stock options, not included in net income per share calculation	245	500	245	500

NOTE 4.    OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) presented in the accompanying consolidated balance sheet consists of cumulative foreign currency translation adjustments.

Other comprehensive income (loss) for the three and nine months periods ended July 31, 2006 and July 31, 2005, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income (loss), as reported	$1,008	$(14,352)	$2,940	$(15,066)
Foreign currency translation adjustment	(4)	26	118	(124)
Other comprehensive income (loss)	$1,004	$(14,326)	$3,058	$(15,190)

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

The following table reflects revenues for the three end nine months periods ended July 31, 2006 and July 31, 2005 by each geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues by region:
North America	$1,347	$1,003	$3,792	$3,526
Europe	2,347	2,422	8,100	8,144
Asia	61	27	268	275
Total	$3,755	$3,452	$12,160	$11,945

The following table reflects long-lived assets as of July 31, 2006 and October 31, 2005 in each region (in thousands):

	As of July 31,	As of October 31,
	2006	2005
Long-lived assets by region:
North America	$195	$496
Europe	152	183
Asia	107	104
Total	$454	$783

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

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (“Vanatec”), a then newly formed privately held German based company. VOA.NET was one of the aforementioned non-strategic product lines which Versant decided to spin off as part of its restructuring efforts designed to enable Versant to focus on its core database business and progress towards its long-term profitability goal.  In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals, received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest. In connection with that spin-off, on July 29, 2005 (see Note 7), Versant committed to provide funding to Vanatec in a total amount not to exceed 425,000 euros (or $520,000) in two equal installments of 212,500 euros (or $260,000) each on August 3, 2004 and November 3, 2005, which Versant contributed to Vanatec.  In addition, during the three months ended July 31, 2005, Versant contributed 25,000 euros (or $30,000) to Vanatec; therefore, the total cash capital contributed and committed by Versant to Vanatec was 450,000 euros (or $550,000).

The restructuring programs initiated in the third quarter of fiscal 2005 were effectively completed in the second quarter of fiscal 2006. During the three months ended July 31, 2006, Versant did not record any restructuring expenses. Year to date, for the nine months ended July 31, 2006, Versant had recorded total restructuring charges of approximately $218,000, which consist primarily of severance payments due to headcount reductions.

As of July 31, 2006, there remains $663,000 restructuring accrual and zero variable interest entity liability (see Note 7 below) on Versant’s consolidated balance sheet.

The following table summarizes the Company’s restructuring activities from October 31, 2005 through July 31, 2006 (in thousands):

	Facility	Employee
	Leases	Terminations	Others/Vanatec	Total
Opening balance at October 31, 2005	$1,181	$—	$137	$1,318
Facility lease payments during the three months ended January 31, 2006	(192)	—	(137)	(329)
Adjustments during the three months ended January 31, 2006	4	119	13	136
Payments during the three months ended January 31, 2006	(2)	(119)	(13)	(134)
Accrual and variable interest liability as of January 31, 2006	$991	$—	$—	$991
Facility lease payments during the three months ended April 30, 2006	(151)	—	—	(151)
Adjustments during the three months ended April 30, 2006	35	58	—	93
Payments during the three months ended April 30, 2006	(26)	(58)	—	(84)
Accrual and variable interest liability as of April 30, 2006	$849	$—	$—	$849
Facility lease payments during the three months ended July 31, 2006	(186)	—	—	(186)
Accrual and variable interest liability as of July 31, 2006	$663	$—	$—	$663

The facility lease payments during the three months ended January 31, 2006, April 30, 2006 and July 31, 2006 were related to Versant’s obligations for its California and European facilities, which were accrued for as part of the restructuring plans.

NOTE 7. CONSOLIDATION OF VARIABLE INTEREST ENTITY

Versant in July 2005, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). Subsequent to this agreement, Versant determined that the equity at risk in Vanatec was not sufficient to permit Vanatec to finance its activities without additional subordinated financial support from Versant; therefore, it considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

As a result, in accordance with FIN 46(R), Vanatec’s operating results were included in Versant’s consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006. During the three months ended January 31, 2006, Versant absorbed its share of Vanatec’s losses up to the point that it exceeded the variable interest liability; and subsequent to that it continued to absorb 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006. During the three months ended April 30, 2006, Versant continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006.

On March 27, 2006, Versant sold its 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec. According to this agreement, Vanatec shall pay Versant a running royalty interest at a rate of six percent of its net sales proceeds, but no less than 30 euros per copy of the technology subject to the licenses granted, for a period of five years following the effective date of the agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 450,000 euros. As a result of the aforementioned transaction, Versant determined that it is no longer the primary beneficiary of Vanatec, and thus, in accordance with FIN 46(R) is no longer required to consolidate Vanatec’s operating results effective March 27, 2006.

Nevertheless, Versant continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006. As Versant is no longer required to consolidate the operating results of Vanatec as of March 27, 2006, it recorded a gain of approximately $131,000 on deconsolidation, representing the reversal of the excess losses that it had absorbed and the consideration that it received from the third party investor in lieu of its interest in Vanatec.  The gain is reported as Gain on Disposal of Variable Interest Entity in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2006.

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

The goodwill balances as of July 31, 2006 and October 31, 2005 are as follows (in thousands):

	As of July 31, 2006			As of October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Goodwill:	Amount	Amortization	Amount	Amount	Amortization	Amount
Versant Europe and India	$3,277	$3,036	$241	$3,277	$3,036	$241
Poet Holdings, Inc.	5,752	—	5,752	5,752	—	5,752
FastObjects, Inc.	677	—	677	677	—	677
JDO Genie (PTY), LTD.	50	—	50	50	—	50
Total	$9,756	$3,036	$6,720	$9,756	$3,036	$6,720

Intangible assets consist of acquired technology and customer relationships amortized over a period between five and eight years. The Company’s intangible assets balances as of July 31, 2006 and October 31, 2005 are as follows (in thousands):

	As of July 31, 2006			As of October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$1,029	$890	$1,919	$887	$1,032
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	229	321	550	146	404
FastObjects, Inc. (Amortized over 6 yrs)	148	84	64	148	72	76
Total	$2,617	$1,342	$1,275	$2,617	$1,105	$1,512

The projected amortization of intangible assets as of July 31, 2006 is as follows (in thousands):

Amortization

Three months ending October 31, 2006	$79
Fiscal year ending October 31,
2007	315
2008	315
2009	279
2010	201
Thereafter	86
Total	$1,275

NOTE 9. WARRANTY INDEMNIFICATION OBLIGATIONS

Versant recognizes warranty and indemnification obligations under FASB Statement No. 5 (As Amended), Accounting for Contingencies, FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Concepts Statement No. (“SFAC”) 7 (As Amended), Using Cash Flow Information and Present Value in Accounting Measurements. These pronouncements require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

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

In Europe, however, there is a statutory one-year warranty requirement for all the Company’s products and services. As a result, Versant has a warranty reserve of $105,000 as of July 31, 2006, compared to $8,000 at October 31, 2005.

NOTE 10.  RELATED PARTY TRANSACTION

The Company paid one of its directors, Bernhard Woebker, $15,000 and $45,000 for the three and nine months ended July 31, 2006, respectively for consulting services. These amounts were in addition to the sum that the Company paid to Mr. Woebker as part of the Company’s standard compensation to outside, non-employee directors.

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

NOTE 12.  DISCONTINUED OPERATIONS

On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions (“Sima”), a privately held U.S. based company. Versant’s WebSphere practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction Versant ceased conducting its WebSphere practice. In connection with Versant’s sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant’s WebSphere Practice, joined Sima.

The WebSphere transaction, based on SFAS 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three and nine months ended July 31, 2006 and July 31, 2005 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

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

The above earn-out payment formula is subject to certain adjustments, including adjustments which reduce the dollar thresholds at which the percentages of earn-out revenue are to be paid under the above formula if certain former Versant employees do not remain employed by Sima for a certain time period following the closing of the WebSphere transaction. Versant expects some normal attrition on the number of the former employees of Versant, who are currently working for Sima, and as of July 31, 2006, one former Versant employee has left Sima. Any potential earn-out payments will be recognized if and when achieved during the remainder of fiscal 2006 and beyond.

The WebSphere sale transaction was reflected in the quarter ending April 30, 2006, and during the quarter ending July 31, 2006, Versant recorded $90,700 in royalties from WebSphere as income from discontinued operations. The following table reflects the gain from the disposal of the discontinued WebSphere operation and earnings from discontinued operations, net of income taxes for WebSphere.

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2006	2006
WebSphere sales proceeds	$—	$500
Lease cancellation	—	(24)
Legal fees	—	(8)
Gain from sale of discontinued operations, net of income taxes	$—	$468

WebSphere Quarterly royalty Q2 2006	$—	$41
WebSphere Quarterly royalty Q3 2006	91	91
Other WebSphere revenues, net of expenses	—	(19)
Net income from discontinued operations, net of income taxes	$91	$113

Total	$91	$581

NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2005, the Financial Accounting Standards Board issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the APIC pool in paragraph 81 of Statement 123(R). The guidance in this FSP is effective after November 10, 2005 as posted in the FASB website. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. In recognition that a period of six to nine months would be needed to initially apply FIN 48, the effective date of FIN 48 is the first fiscal year beginning after December 15, 2006, with early adoption encouraged. The Company is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

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

In some instances that a customer requests engineering work for porting our products to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical assignment, we recognize revenues in accordance with SOP 81-1 Accounting Research Bulletin (“ARB”) No. 45 (As Amended), Long-Term Construction-Type Contracts and use either time and material percentage of completion or completed contract methods for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable, as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income or increase our net loss. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items. Our allowance for doubtful accounts amounted to $49,000, or 3% of gross accounts receivable, and $131,000, or 5% of gross accounts receivable, at July 31, 2006 and July 31, 2005, respectively. The reduction in the allowance for doubtful accounts at July 31, 2006 as compared to July 31, 2005 is due to continued favorable collection history during the past year and an overall reduction in our accounts receivable balances outstanding due to divesture of WebSphere consulting practice.

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

We chose the closed-form model of the Black-Scholes option pricing model to arrive at stock options expense valuation. The Black-Scholes Option Pricing Model assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the options’ term.

The expected life of an employee share option is the period of time that it is expected to be outstanding. We use a historical model to arrive at the expected life of our options, but we also take into consideration other factors that could possibly impact the future expected life of the options. We determined that the estimated expected life of the options granted under our Equity Incentive Plan during the three months ended July 31, 2006 was 2.3 years. We believe that none of the variables, such as, the vesting period, expected volatility, blackout periods and employee demographics have materially changed. Therefore, we have concluded that the historical expected life represents fairly the expected future life of the options at this time.

We have further estimated that the expected life of rights to purchase shares under our ESPP is six months, which is the duration of each purchase period in our plan.

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during the expected life of the options. The Black-Scholes Option Pricing Model does not incorporate a range of expected volatilities over the option’s expected life. We use the historical volatility over the expected term of the options to estimate the expected volatility. We calculate the standard deviation of price changes for the periods of four years, three years, two years, one and half years, one year and half a year. Then, we calculate historical volatility for the past four, three, two, one and half, one, and half-year periods. We, however, take into account other current information available to determine that the expected volatility, derived based on historical volatility, represents fairly the future volatility of our common stock. At this time, we do not believe that there is any indication that future volatility will differ from historical volatility. We have estimated that our volatility is 87% for options granted during the three months ended July 31, 2006.

We use the U.S. Treasury Strip rates listed on the last Thursday of every month on the Wall Street Journal to compute risk-free interest rate.

We have not distributed any dividends to our common shareholders and do not expect to do so in the near future.

We estimate forfeiture rates at the time of grant and revise it in subsequent periods if actual forfeiture rates differ from those estimates. We apply the forfeiture rate to the unvested portion of the option valuation and perform a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied on prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the three months ended July 31, 2006 is estimated at 20%. Since our current stock price has been trading in a stable range, we assumed that all the participants would hold onto their contributions to acquire their shares at the end of the ESPP purchase period. Therefore, we have not provided any forfeiture provision for our ESPP for the six months purchase period starting June 1, 2006.

Also see NOTE 2 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

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

We evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals on a regular basis. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and changes in their ability to meet their financial obligations throughout the term of any sublease agreement. The impact of these estimated costs and sublease proceeds are significant factors in determining the appropriateness of our restructuring accrual balance presented in our Consolidated Balance Sheet at July 31, 2006. Our actual expenses may differ significantly from our estimates and as such, may require adjustments to our restructuring accruals, which would impact our operating results in future periods.

During the third quarter of fiscal 2005, we committed to and began implementing a restructuring program to realign our resources and refocus on our Versant Object Database product. As a result, we recorded total restructuring charges of $638,000 ($280,000 of which was related to severance costs) for the fiscal year ended October 31, 2005. Versant also recorded total restructuring charges of approximately $135,000 and $84,000 for the three months ended January 31, 2006 and April 30, 2006, respectively. With the completion of the sale of the assets associated with our WebSphere consulting practice, we had effectively completed the restructuring plan in the second quarter of fiscal 2006.

The total quarterly cost savings attributable to this restructuring plan, excluding the effect of the VOA.NET spin-off, was approximately $400,000 for the quarter ended October 31, 2005, and was approximately $550,000 for the quarter ended July 31, 2006. These cost savings are related to completed headcount reduction as well as reduced discretionary spending.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2005 and July 31, 2006 for our deferred tax assets.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2005, the Financial Accounting Standards Board issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the APIC pool in paragraph 81 of Statement 123(R). The guidance in this FSP is effective after November 10, 2005 as posted in the FASB website. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. In recognition that a period of six to nine months would be needed to initially apply FIN 48, the effective date of FIN 48 is the first fiscal year beginning after December 15, 2006, with early adoption encouraged. The Company is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
License	52%	49%	51%	57%
Maintenance	46	44	40	39
Professional services	2	7	9	4
Total revenues	100%	100%	100%	100%

Cost of revenues:
License	1	2	2	2
Amortization of intangible assets	2	6	2	5
Maintenance	9	9	9	9
Professional services	2	7	6	6
Total cost of revenues	14%	24%	19%	22%

Gross profit	86%	76%	81%	78%

Operating expenses:
Sales and Marketing	18	42	20	40
Research and development	19	29	19	26
General and adminstrative	23	29	22	30
Impairment of goodwill and intangibles	0	374	0	108
Restructuring	0	18	2	4
Total operating expenses	60%	492%	63%	208%

Income (loss) from operations	26%	-416%	18%	-130%
Outside shareholders’ income from VIE	0	0	1	0
Other income (loss), net	1	-1	1	2
Gain on the disposal of Variable Interest Entity	0	0	1	0
Income (loss) from continuing operations before taxes	27%	-417%	21%	-128%
Provision for income taxes	2	0	2	1
Net income (loss) from continuing operations	25%	-417%	19%	-129%
Gain from sale of discontinued operations, net of income taxes	0	0	4	0
Earnings from discontinued operations, net of income taxes	2	1	1	3
Net income (loss)	27%	-416%	24%	-126%

Revenues

The following table summarizes software license, maintenance and professional services revenues for the three and nine months ended July 31, 2006 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
			Change				Change
Revenues:	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
License revenues	$1,934	$1,706	$228	13%	$6,192	$6,772	$(580)	-9%
Maintenance revenues	1,730	1,511	219	14%	4,820	4,645	175	4%
Professional services revenues	91	235	(144)	-61%	1,148	528	620	117%
Total	$3,755	$3,452	$303	9%	$12,160	$11,945	$215	2%

Total Revenues. Total revenues are comprised of license fees, and revenues from maintenance, consulting, training and other support services. Fluctuations in total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. Our revenues as shown in the above table and in the accompanying statements of operations included in this report do not include revenues from our disposed WebSphere consulting practice.  Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as “net income from discontinued operations, net of income taxes”. See NOTE 12 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

Our total revenues increased by $303,000 (or 9%) for the three months ended July 31, 2006 from the corresponding period in fiscal 2005. This increase included favorable foreign currency fluctuations of $114,000.

Our total revenues increased by $215,000 (or 2%) for the nine months ended July 31, 2006 from the corresponding period in fiscal 2005. This increase included unfavorable foreign currency fluctuations of $83,000.

One customer accounted for 15% of our total revenues for the three months ended July 31, 2006; one customer accounted for 15% of our total revenues for the three month ended July 31, 2005, and two customers accounted for 17% and 12% of our total revenues, respectively for the nine months ended July 31, 2005.

Like many other enterprise software companies, we do not operate with a significant backlog of orders. Information Technology spending in general has not been very strong for the past few years, particularly in the U.S., which makes it even more difficult for us to forecast our revenues. In recent years most of our revenues have been derived from existing or repeat customers versus new customers, and increasing the percentage of our revenues derived from new customers will be a significant objective and challenge for the Company.

The inherently unpredictable business cycle of an enterprise software company and the cautious behavior of customers make discernment of continued and meaningful business trends even more difficult. However, with respect to license revenues, even though that we are still experiencing extremely cautious behaviors in IT purchasing in North America, we are projecting relatively the same amount of license revenues for the remainder of fiscal 2006 in the North America region compared to fiscal 2005. We, however, expect our international software license revenues to remain high for the remainder of fiscal 2006 compared to fiscal 2005 due to better performance by our European operations. We expect our maintenance revenues and professional service revenues to remain at the same level for the remainder of fiscal 2006.

International Revenues. The following table summarizes our revenues by geographic area for the three and nine months ended July 31, 2006 and July 31, 2005 (in thousands, except percentages):

	Three Months Ended						Nine Months Ended
	July 31,						July 31,
		Percentage		Percentage	Change			Percentage		Percentage	Change
Revenues by geographic area:	2006	of revenues	2005	of revenues	Amount	Percentage	2006	of revenues	2005	of revenues	Amount	Percentage
			(unaudited)						(unaudited)
North America	$1,347	36%	$1,003	29%	$344	34%	$3,792	31%	$3,526	30%	$266	8%
Europe	2,347	63%	2,422	70%	(75)	-3%	8,100	67%	8,144	68%	(44)	-1%
Asia	61	1%	27	1%	34	126%	268	2%	275	2%	(7)	-3%
Total	$3,755	100%	$3,452	100%	$303	9%	$12,160	100%	$11,945	100%	$215	2%

International revenues represented approximately 64% of our total revenues for the three months ended July 31, 2006, as compared to 71% for the comparable period in 2005.

International revenues represented approximately 69% of our total revenues for the nine months ended July 31, 2006, as compared to 70% for the comparable period in 2005.

The high percentage of international revenues for the periods presented both in fiscal 2006 and fiscal 2005 is mainly due to the following:

•      Stronger demand for our products in Europe.

•      Cautious purchasing behavior and lack of execution of any major contract in the U.S.

•      Change of management and reduction in sales personnel in our U.S. operations.

•      Discontinuation of U.S. WebSphere consulting practice.

•      Integration of the Poet products in Europe due to the 2004 Poet merger.

Revenues by Industry. The following table summarizes our revenues by industry for the three and nine months ended July 31, 2006 and July 31, 2005 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
Revenues by industry:	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Technology	$1,341	$567	$774	137%	$4,377	$2,601	$1,776	68%
Telecommunications	1,447	649	798	123%	3,464	3,210	254	8%
Defense (Inc Gov’t)	197	309	(112)	-36%	1,702	780	922	118%
Other	770	1,927	(1,157)	-60%	2,617	5,354	(2,737)	-51%
Total	$3,755	$3,452	$303	9%	$12,160	$11,945	$215	2%

Our products are used by the technology sector mainly for demand consensus forecasts, collaborative planning and requirements definition. Our revenues in this sector increased by $774,000 (or 137%) to approximately $1.3 million during the three months ended July 31, 2006, compared to $567,000 for the corresponding period in fiscal 2005. Revenues from several European technology customers primarily contributed to this increase.

Our revenues in the technology sector increased by $1.8 million (or 68%) to $4.4 million during the nine months ended July 31, 2006, compared to $2.6 million for the corresponding period in fiscal 2005. This increase was mainly due to revenues from several European technology customers. In fiscal 2006, our European operation was able to close several deals in this sector that were delayed from fiscal 2005. We also had a significant percentage-of-completion consulting agreement with a technology company in Europe that contributed to this increase.

We also market our products to the telecommunications sector for such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications sector increased by $798,000 (or 123%) to $1.4 million during the three months ended July 31, 2006, compared to $649,000 for the corresponding period of fiscal 2005. This increase was primarily a result of a significant license contract from a European telecommunications company in the third quarter of fiscal 2006 for approximately $590,000 and back maintenance revenues from several U.S and European telecommunication companies for approximately $193,000.

Our revenues from the telecommunications sector increased $254,000 (or 8%) to $3.5 million during the nine months ended July 31, 2006, compared to $3.2 million for the corresponding period of fiscal 2005. This increase was mainly due to a significant license contract from a European telecommunications company in the third quarter of fiscal 2006.

We also market our products to the defense sector for advanced simulation and intelligence analytics applications. Our revenues in this sector decreased $112,000 (or 36%) to $197,000 during the three months ended July 31, 2006, compared to $309,000 for the corresponding period in fiscal 2005. However, our revenues in this sector increased $922,000 (or 118%) to $1.7 million during the nine months ended July 31, 2006, compared to $780,000 for the corresponding period in fiscal 2005. This increase was mainly due to a major percentage-of-completion consulting agreement with a European customer during the nine months ended July 31, 2006.

Revenues by Category.  The following table summarizes our revenues by category for the periods indicated (in thousands, except percentages):

	Three Months Ended						Nine Months Ended
	July 31,						July 31,
Revenues by		Percentage		Percentage	Changes			Percentage		Percentage	Changes
category:	2006	of revenues	2005	of revenues	Amount	Percentage	2006	of revenues	2005	of revenues	Amount	Percentage
			(unaudited)						(unaudited)
License	$1,934	52%	$1,706	49%	$228	13%	$6,192	51%	$6,772	57%	$(580)	-9%
Maintenance	1,730	46%	1,511	44%	219	14%	4,820	40%	4,645	39%	175	4%
Professional service	91	2%	235	7%	(144)	-61%	1,148	9%	528	4%	620	117%
Total	$3,755	100%	$3,452	100%	$303	9%	$12,160	100%	$11,945	100%	$215	2%

License.  License revenues were $1.9 million for the three months ended July 31, 2006, an increase of $228,000 (or 13%) from $1.7 million reported for the comparable period in fiscal 2005.  The higher license revenues during the three months ended July 31, 2006 was due to the prepayment of a significant license agreement with a US company for approximately $213,000.

License revenues were $6.2 million for the nine months ended July 31, 2006, a decline of $580,000 (or 9%) from $6.8 million reported for the comparable period in fiscal 2005.  The higher license revenues during the nine months ended July 31, 2005 was mainly due to a significant follow-on order from a European telecommunications company during the three months ended January 31, 2005. We did not have a comparable order during the nine months ended July 31, 2006.

Maintenance.  Maintenance revenues were $1.7 million for the three months ended July 31, 2006, an increase of $219,000 (or 14%) from $1.5 million reported for the comparable period in fiscal 2005. Maintenance revenues were $4.8 million for the nine months ended July 31, 2006, an increase of $175,000 (or 4%) from $4.7 million reported for the comparable period in fiscal 2005. The higher maintenance revenues during the three and nine months ended July 31, 2006 were mainly due to renewals of maintenance contracts and back maintenance revenues from our European operations.

Professional Services.  Professional services revenues were $91,000 for the three months ended July 31, 2006, a decline of $144,000 (or 61%) from $235,000 reported for the comparable period in fiscal 2005. The decline was mainly due to a significant percentage-of-completion consulting project with one of our European customers, which generated $116,000 revenues during the third quarter of fiscal 2005, but was not repeated in the third quarter of fiscal 2006.

Professional services revenues were $1.1 million for the nine months ended July 31, 2006, an increase of $620,000 (or 117%) from $528,000 reported for the comparable period in fiscal 2005. This increase was mainly due to revenues associated with two significant percentage-of-completion consulting agreements from two European customers during the first two quarters of the nine months ended July 31, 2006.

Cost of Revenues

The following table summarizes total cost of revenues for the three and nine months ended July 31, 2006 and July 31, 2005 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
Cost of revenues:	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Cost of license	$43	$53	$(10)	-19%	$205	$164	$41	25%
Amortization of intangible assets	79	197	(118)	-60%	237	592	(355)	-60%
Cost of maintenance	330	327	3	1%	1,059	1,101	(42)	-4%
Cost of professional services	84	246	(162)	-66%	709	749	(40)	-5%
Total	$536	$823	$(287)	-35%	$2,210	$2,606	$(396)	-15%

Total Cost of Revenues.  Total cost of revenues was $536,000 for the three months ended July 31, 2006, a decline of $287,000 (or 35%) from the total cost of revenues of $823,000 reported for the comparable period in 2005. This decline included unfavorable foreign currency fluctuations of approximately $40,000.

Total cost of revenues was $2.2 million for the nine months ended July 31, 2006, a decline of $396,000 (or 15%) from the total cost of revenues of $2.6 million reported for the comparable period in 2005. This decline included unfavorable foreign currency fluctuations of approximately $30,000.

License. Cost of license revenues consists primarily of royalties and cost of third party products (which we resell to our customers), product media and packaging costs.

Cost of license revenues was $43,000 for the three months ended July 31, 2006 (or 2% of license revenues) as compared to $53,000 (or 3% of license revenues) for the corresponding period in 2005.  Cost of license revenues was $205,000 for the nine months ended July 31, 2006 (or 3% of license revenues) as compared to $164,000 (or 2% of license revenues) for the corresponding period in 2005. The increase of $41,000 (or 25%) in absolute dollars for the nine months ended July 31, 2006 over the comparable period in fiscal 2005 was primarily due to an increase in product media and packaging costs, as well as warranty reserves in our European operations for approximately $55,000, offset by a decrease in cost of third party products in the U.S. of $17,000.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets acquired in our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $79,000 (or 4% of license revenues) and $237,000 (or 4% of license revenues), respectively, for the three and nine months ended July 31, 2006 compared to $197,000 (or 12% of licensed revenues) and $592,000 (or 9% of licensed revenues), respectively for the corresponding period in fiscal 2005. The $118,000 (or 60%) and $355,000 (or 60%) declines in absolute dollars for the three and nine months ended July 31, 2006, respectively, from the comparable period in fiscal 2005 were due to write-offs of approximately $2.6 million of our intangible assets in fiscal 2005.

We expect to incur approximately $79,000 per quarter for amortization of intangible assets quarterly in fiscal 2006. See NOTE 8 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q for the summary of the estimate of future intangible assets amortization.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $330,000 for the three months ended July 31, 2006 (or 19% of maintenance revenues) compared to $327,000 (or 22% of maintenance revenues) for the corresponding period in fiscal 2005. Cost of maintenance revenues was $1.1 million for the nine months ended July 31, 2006 (or 22% of maintenance revenues) compared to $1.1 million (or 24% of maintenance revenues) for the corresponding period in fiscal 2005 with cost of maintenance revenues remaining relatively consistent as a percentage of maintenance revenues in these periods. The decline in absolute dollars of $42,000 for the nine months ended July 31, 2006 was mainly due to a headcount reduction of one employee (resulting in a reduction in salary and related expenses of $68,000 in our U.S. operations) as a result of fiscal 2005 restructuring activities, offset by an increase of approximately $20,000 in traveling and related expenses in our European operations due to increased maintenance contracts in that region.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $84,000 (or 92% of professional services revenues) and $709,000 (or 62% of professional services revenues) for the three and nine months ended July 31, 2006, respectively compared to $246,000 (or 105% of the professional services revenues) and $749,000 (or 142% of the professional services revenues), respectively, for the corresponding periods in fiscal 2005. The declines in absolute dollars of $162,000 and $40,000, respectively, for the three and nine months ended July 31, 2006 from the comparable period in fiscal 2005 were mainly due to the completion of a major percentage-of-completion consulting project with a European customer prior to the beginning of the three months ended July 31, 2006. The negative margins in professional services for the three and nine months ended July 31, 2005 were due to under-utilization of the consulting team dedicated to professional services and delays related to a major consulting project during those periods.

In Europe, there is a statutory one-year warranty requirement for all our products and services. Prior to our merger with Poet in March 2004, Poet Holdings, Inc. provided for a reserve for such warranties that could be in excess of its regular maintenance programs.  We have continued to maintain a reserve for $8,000 related to the FastObjects products in Europe as of July 31, 2006. Pursuant to our consulting percentage-of-completion engagements with certain European customers, we have recorded additional warranty reserves of $97,000 for the nine months ended July 31, 2006.

Operating Expenses

The following table summarizes the operating expenses for the three and nine months ended July 31, 2006 and July 31, 2005 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
Operating expenses:	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Sales and marketing	$669	$1,466	$(797)	-54%	$2,380	$4,817	$(2,437)	-51%
Research and development	723	1,004	(281)	-28%	2,294	3,050	(756)	-25%
General and administrative	860	996	(136)	-14%	2,783	3,540	(757)	-21%
Impairment of goodwill and intangibles	—	12,913	(12,913)	-100%	—	12,913	(12,913)	-100%
Restructuring charges	—	621	(621)	-100%	218	500	(282)	-56%
Total	$2,252	$17,000	$(14,748)	-87%	$7,675	$24,820	$(17,145)	-69%

Total Operating Expenses.  Total operating expenses were $2.3 million for the three months ended July 31, 2006, and excluding impairment of goodwill and an intangible assets write-off of $12.9 million in the three months ended July 31, 2005, a decline of $1.8 million (or 45%) from $4.1 million reported for the comparable period in 2005. This decline included unfavorable foreign currency exchange fluctuations of $38,000.

Total operating expenses were $7.7 million for the nine months ended July 31, 2006, and excluding impairment of goodwill and an intangible asset write-off of $12.9 million in the three months ended July 31, 2005, a decline of $4.2 million (or 36%) from $12 million reported for the comparable period in 2005. This decline included unfavorable foreign currency exchange fluctuations of $30,000.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $669,000 for the three months ended July 31, 2006 (or 18% of revenues) and $1.5 million (or 42% of revenues) for the comparable period in fiscal 2005. The $797,000 (or 54%) decline in absolute dollars for the three months ended July 31, 2006 was mainly due to headcount reductions of six personnel from our U.S. operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $330,000) and headcount reductions of four personnel from European operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $247,000). Additionally, during the three months ended July 31, 2006 the sales and marketing programs were reduced in both the U.S. and European operations by approximately $217,000.  Headcount reductions were the result of our restructuring activities begun in fiscal 2005 to better align our costs with current revenue levels.

Sales and marketing expenses were $2.4 million for the nine months ended July 31, 2006 (or 20% of revenues) and $4.8 million (or 40% of revenues) for the comparable period in fiscal 2005. The $2.4 million (or 51%) decline in absolute dollars for the nine months ended July 31, 2006 was primarily due to headcount reductions of six personnel in our U.S. operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $1.1 million) and headcount reductions of five personnel in European operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $763,000). Additionally, in the nine months ended July 31, 2006 the sales and marketing programs were reduced in both the U.S. and European operations by approximately $608,000.  Headcount reductions were the result of our restructuring activities begun in fiscal 2005 to better align our costs with current revenue levels.

We expect sales and marketing expenses to be consistent for the remainder of fiscal 2006, and that it will continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses including payroll and employee benefits, facility expenses and software development contractors.

Research and development expenses were $723,000 (or 19% of revenues) for the three months ended July 31, 2006 and $1 million (or 29% of revenues) for the comparable period in 2005. The $281,000 (or 28%) decline in absolute dollars for the three months ended July 31, 2006 was mainly due to headcount reductions of three headcounts in our U.S. operations (resulting in a reduction of salary and payroll related expenses, as well as severance payments totaling $98,000) and a reduction in temporary help and outside consultant expenses (resulting in a reduction of $152,000). Additionally, during the three months ended July 31, 2006 there were headcount reductions of two personnel in European operations (resulting in a reduction of salary and other payroll related expenses totaling $38,000). Headcount reductions were the result of our restructuring activities begun in fiscal 2005.

Research and development expenses were $2.3 million (or 19% of revenues) for the nine months ended July 31, 2006 and $3.1 million (or 26% of revenues) for the comparable period in fiscal 2005. The $756,000 (or 25%) decline in absolute dollars for the nine months ended July 31, 2006 was mainly due to headcount reductions of three personnel in our U.S. operations (resulting in a reduction of salary and payroll related expenses, as well as severance payments totaling $381,000) and a decline in temporary help and outside consultant expenses (resulting in a reduction of $314,000). These reductions were due to our restructuring activities begun in fiscal 2005.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at the current levels for the remainder of fiscal 2006.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $860,000 (or 23% of revenues) for the three months ended July 31, 2006 and $996,000 (or 29% of revenues) for the comparable period in fiscal 2005. The $136,000 (or 14%) decline in absolute dollars for the three months ended July 31, 2006 was primarily a result of an insurance reimbursement for certain legal costs of $99,000, and a reduction of $54,000 in overall legal costs due to less complex regulatory issues during the quarter. Additionally, annual report expenses and SEC filing related expenses declined by $117,000 due to the timing of our annual shareholders’ meeting and related proxy solicitation (which occurred earlier in fiscal 2006 than in fiscal 2005). These declines were offset by an increase of approximately $93,000 in bonus, salary and traveling expenses in our European operations attributable to our CEO as a result of management restructuring and an increase of approximately $53,000 in our tax service expenses.

General and administrative expenses were $2.8 million (or 23% of revenues) for the nine months ended July 31, 2006 and $3.5 million (or 30% of revenues) for the comparable period in 2005. The $757,000 (or 21%) decline in absolute dollar for the nine months ended July 31, 2006 was mainly due to headcount reductions of three personnel in U.S. operations (resulting in a reduction of salary and payroll related expenses totaling $170,000) and a reduction in temporary help and outside consultant expenses (resulting in a reduction of $94,000) as the result our fiscal 2005 restructuring activities. Legal expenses declined by $295,000 and was primarily a result of an insurance reimbursement for certain legal costs of $180,000 and a reduction of 115,000 in overall legal costs due to fewer and less complex regulatory issues during the first nine months of the fiscal year. Additionally, accounting and SEC filing related expenses declined by $287,000 due to more streamlined operations and procedures. These declines were offset by an increase of approximately $149,000 in bonus, salary and traveling expenses in our European operations attributable to our CEO as a result of management restructuring.

We expect our general and administrative expenses to increase modestly during the fourth quarter of fiscal year 2006 due to the one time reimbursement of $99,000 in legal costs for the three months ended July 31, 2006 and severance costs in the quarter ending October 31, 2006 related to reduction of one headcount in U.S. operations.

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

Vanatec’s results have been included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. During the three months ended January 31, 2006, we absorbed our share of Vanatec’s losses up to the point that it exceeded variable interest liability; and subsequent to that we absorbed 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006.

On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty interest at a rate of six percent of its net proceeds, but no less than 30 euros per copy of licenses it grants of the co-owned technology, for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 450,000 euros. As a result of Versant’s sale of its interest in Vanatec and this agreement, Versant determined that it was no longer the primary beneficiary of Vanatec as defined by FIN 46 (R), and thus, was no longer required to consolidate Vanatec’s operating results. Nevertheless, we continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006. We are no longer required to consolidate the operating results of Vanatec as of March 27, 2006.

Other Income (Loss), Net

Other income (loss), net also consists of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses.

The following table summarizes the other income (loss), net for the three and nine months ended July 31, 2006 and July 31, 2005 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Interest income	$50	$15	$35	233%	$96	$51	$45	88%
Interest expense	(3)	(6)	3	-50%	(4)	(7)	3	-43%
Other income	—	1	(1)	-100%	—	14	(14)	-100%
Foreign exchange gain (loss)	(4)	(51)	47	-92%	(2)	105	(107)	-102%
Other income (loss), net	$43	$(41)	$84	205%	$90	$163	$(73)	-45%

Other income, net was $43,000 (or 1% of revenues) for the three months ended July 31, 2006 and other loss, net was $41,000 (or 1% of revenues) for the comparable period in 2005. The increase in absolute dollars of $84,000 was largely due to foreign exchange rate fluctuations as well as an increase in interest income from our European operation due to higher cash balances as well as higher interest rates.

Other income, net was $90,000 (or 1% of revenues) for the nine months ended July 31, 2006 and $163,000 (or 1% of revenues) for the comparable period in 2005. The decrease in absolute dollars of $73,000 was largely due to foreign exchange rate fluctuations offset by increased interest income.

Gain on Disposal of VIE

We are no longer required to consolidate the operating results of Vanatec as of March 28, 2006; therefore, we recorded a gain of  $131,000 related to the deconsolidation of Vanatec during the nine months ended July 31, 2006. This amount is comprised of the reversal of the excess losses that we had absorbed previously for $105,000, and the consideration that we received from a third party investor in lieu of our interest at Vanatec for $6,000, transfer of property and equipment for $17,000; other comprehensive income for $6,000; and offset by foreign currency losses of $3,000.

Provision for Income Taxes

The following table reflects provision for income taxes for the three and nine months ended July 31, 2006 and July 31, 2005 (in thousands):

	Three Months Ended				Nine Months Ended
	July 31,		Change		July 31,		Change
	2006	2005	Amount	Percentage	2006	2005	Amount	Percentage
	(unaudited)				(unaudited)
Foreign withholding taxes	$4	$—	$4	100%	$4	$—	$4	100%
Provision for income taxes Germany	70	—	70	100%	185	1	184	18400%
Provision for income taxes UK	16	—	16	100%	52	—	52	100%
US state and franchise taxes	3	1	2	200%	34	68	(34)	-50%
Total	$93	$1	$92	9200%	$275	$69	$206	299%

We accrued income taxes for our European operations due to a statutory limitation on the net operating loss utilization per fiscal year in Germany, and we expect to exceed this allowable limit in fiscal 2006. Further, we have already exhausted our net operating loss carry forward in our U.K. operations.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of July 31, 2006, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

We funded our business from cash generated by our operations during the nine months ended July 31, 2006.  As of July 31, 2006, we had cash and cash equivalents balance of approximately $7.3 million, an increase of $3.4 million over the $4.0 million of cash and cash equivalents we held at October 31, 2005. As of July 31, 2006, $6.6 million of our cash and cash equivalents were held in foreign financial institutions. In relation to our cash balances held overseas, there were no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States.  However, we may be subject to income tax withholding in the source countries and to U.S. federal and state income taxes if the cash payment or transfer from our subsidiaries to the U.S. parent were to be classified as a dividend. Other payments made by our European overseas subsidiaries in the ordinary course of business (e.g., payment of royalties or interest from the subsidiaries to the U.S. parent) were generally not subject to income tax withholding due to tax treaties.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of July 31, 2006		As of October 30, 2005
Cash in foreign currency:	Local Currency	U.S. Dollar	Local Currency	U.S. Dollar
	(unaudited)
Euros	2,373	$3,027	2,133	$2,572
British Pound	499	931	146	259
India Rupee	2,902	62	2,405	53
Total		$4,020		$2,884

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 40% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

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

Operating Activities

The following table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities for the periods indicated (in thousands):

	Nine Months Ended
	July 31,		Change
Net cash provided (used) by operating activities:	2006	2005	Amount	Percentage
	(unaudited)
Net income (loss)	2,940	$(15,066)	$18,006	120%
Gain from the disposal of assets	(599)	—	(599)	100%
Non-cash adjustments	373	13,283	(12,910)	-97%
Accounts receivable	770	2,826	(2,056)	-73%
Prepaid expense and other assets	(13)	625	(638)	-102%
Accounts payable, accrued liabilities and other liabilities	(1,481)	(1,865)	384	-21%
Deferred revenues	649	(39)	688	1764%
Total	$2,639	$(236)	$2,875	1218%

We have financed our operations and met our capital expenditure requirements through cash flows from operations, and increased our cash flows from operations to $2.6 million for the nine months ended July 31, 2006, up from net cash used of $236,000 for the nine months ended July 31, 2005.  This increase is attributed mainly due to our higher net income for the nine months ended July 31, 2006.

Non-cash adjustments were $373,000 for the nine months ended July 31, 2006 compared to $13 million for the corresponding period in 2005 due to write offs related to our intangible assets for $12.9 million during the third quarter of fiscal 2005. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues divided by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 39 days and 54 days for the three months ended July 31, 2006 and July 31, 2005, respectively.  The lower DSO for the quarter ended July 31, 2006 was mainly due to better collection procedures as well as discontinuation of our former WebSphere operation, which typically had accounts receivable with higher than average DSOs.

Our working capital was $4.7 million as of July 31, 2006 compared to $870,000 as of October 31, 2005. The analyses of the changes in our working capital are as follows:

•    Deferred revenues increased by $649,000 during the nine months ended July 31, 2006 as a result of an increase of $831,000 in the deferred revenues of our European operation, due to higher software maintenance revenue contracts and deferred revenues related to a percentage-of-completion consulting agreement. The increase was partially offset by a $182,000 decline in deferred revenues in our U.S. operation due to delay in renewal of several maintenance contracts.

•    Accounts payable and other accrued liabilities declined $1.5 million primarily due to a decrease in liabilities related to discontinuation of WebSphere consulting of $464,000, a decrease in restructuring accrual due to facility-related payments made against it of $517,000, a decrease in legal expenses accrual due to lower legal expenses of $275,000, and a decrease in commissions and bonus and related accruals due to lower sales headcount of $255,000.

•    Accounts receivable declined by $770,000 due to the discontinuation of our WebSphere consulting practice and lower DSO in our U.S operation totaling $888,000. The decline was partially offset by a $103,000 increase in accounts receivable in our European operations.

Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the nine months ended July 31, 2006, net cash provided by investing activities was approximately $416,000, mainly comprised of the following:

•                  Cash received of $500,000 from the sale of assets of our WebSphere consulting practice.

•                  Cash used for the acquisition of property and equipment for $90,000.

Financing Activities

The primary source of cash from financing activities is proceeds from sale of common stock under our Equity Incentive Plan, Directors Stock Option Plan and Employee Stock Purchase Plan.

For the nine months ended July 31, 2006, net cash provided by financing activities was approximately $37,000, mainly comprised of the following:

•                  Cash receipts for $85,000 related to the proceeds for the sale of common stock under our equity incentive plan and our employee stock purchase plan.

•                  Cash payments of $39,000 for the repayment of the borrowing under our line of credit.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, we have approximately 150,000 shares available to issue under our current equity incentive and directors plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds.

Commitments and Contingencies

Our principal commitments as of July 31, 2006 consist of obligations under operating leases for facilities, equipments and contract commitments.

Our annual minimum commitments as of July 31, 2006 under non-cancelable operating leases, not recorded on our Consolidated Balance Sheet as of July 31, 2006, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total
Three months ending October 31, 2006	$402	$30	$432
Fiscal year ending October 31,
2007	1,053	83	1,136
2008	93	66	159
2009	—	41	41
2010	—	16	16
Thereafter	—	22	22
Total	$1,548	$258	$1,806

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

Our revenue levels are not predictable. Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2005 our quarterly revenues fluctuated from a high of $5.3 million in the first quarter of fiscal 2005 to a low of $3.2 million in the second quarter and $3.5 million in the third quarter of fiscal 2005. In the first quarter of 2006, our revenue was $4.6 million, and the second and third quarter of 2006 were both $3.8 million. These quarterly fluctuations result from a number of factors, including the following items:

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

•      failure by us to timely develop and launch successful new products or to attract new customers;

•      fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, technology and defense markets;

•      the impact of new product introductions, both by us and by our competitors;

•      our unwillingness to lower our prices significantly to meet prices set by our competitors or reductions of our prices to meet competition;

•      the effect of publications of opinions about us and our competitors and their products;

•      customer deferrals of orders in anticipation of product enhancements or new product offerings by us or our competitors;

•      the unwillingness of potential customers (particularly new customers) to invest in our products given our size and perceived financial instability.

We may not be able to manage costs effectively given the unpredictability of our revenues. We expect to continue to maintain a relatively high percentage of fixed expenses.  Particularly inasmuch as we have completed a restructuring to significantly reduce our operating expenses, we might be unable to further reduce certain fixed expenses to accommodate any revenue reductions. If forecast revenue does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our customer concentration increases the potential volatility of our operating results. A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, one customer accounted for 15% of our total revenues for the three months ended July 31, 2006; one customer accounted for 15% of our total revenues for the three months ended July 31, 2005 and two customers each accounted for 17% and 12% of our total revenues, respectively for the nine months ended July 31, 2005. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.  In addition, if we do not succeed in attracting and retaining new customers, we will run the risk of experiencing declining revenue from our existing customer base.

Our future revenues are substantially dependent upon our installed customers renewing maintenance agreements for our products and licensing or upgrading additional Versant products; our future professional services and maintenance revenues are dependent on future sales of our software products.  We depend on our installed customer base for future revenues from maintenance renewal fees, licenses of additional products or upgrades of existing products. If our customers do not purchase additional products, upgrade existing products or renew their maintenance agreements, and we do not replace their revenue with comparable levels of revenue from new customers, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services. This risk may be increased in the case of long-term customers who have not upgraded our products, which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service revenues.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.  At July 31, 2006, we had approximately $7.3 million in cash and cash equivalents and working capital of approximately $4.7 million. Though our cash and cash equivalents have recently increased and we have  experienced profitable quarters thus far in fiscal 2006, to date, we have not achieved profitability or generated positive cash flows on a sustained basis. In response to this situation, in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, we restructured our business operations to reduce our operating expenses by streamlining our operating processes. These restructuring efforts continued into the fourth quarter of fiscal 2005 and were completed in the second quarter of fiscal 2006. Although with such restructuring, we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, we may choose to make further cost reductions, and it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenues are unpredictable and a significant portion of our expenses is fixed (and may be more difficult to reduce further given previous cost reductions), a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources and working capital. Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing. There can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all. If we cannot secure adequate financing sources when required, then we would need to further reduce our operating expenses, which would restrict our ability to pursue our business objectives.

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

We rely for revenues on the technology, telecommunications, defense industries, and these industries are characterized by complexity, intense competition and changes in purchasing cycles. Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology and defense industries for sales of Versant Object Database. Our success in these areas is dependent, to a large extent, on general economic conditions affecting these industries, our ability to compete with alternative technology providers, our ability to develop products that can successfully interoperate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. Currently, companies in these industries are hesitant to commit to additional technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years, which could jeopardize our ability to continue to derive revenues from customers in that industry. The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry, and the defense industry may experience new cycles of lower available technology budgets due to high levels of U.S. defense spending for operations in Iraq and Afghanistan. In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend increasingly on our international operations for our revenues as North American revenues have declined. A large and increasing portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain our international revenues. Following our acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than it had historically, and consequently, we must conduct our operations internationally and maintain a significant presence in international markets. For the three and nine months ended July 31, 2006, our international revenues derived from customers outside North America made up approximately 64% and 69% of our total revenues, respectively. We believe that our lower North American revenues, compared to revenues generated from our international operations, are due largely to cautious purchasing behavior for the past few years in the North American market as well as the impact of changes in our sales management and organization. During that period our European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. It is possible that the North America revenues will continue to remain depressed for the remainder of fiscal 2006, making the international revenues even more critical to our operations and cash flows.

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

•      the burdens of complying with a variety of foreign laws, including more protective employment laws in Germany and regulatory laws in the European Union;

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

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals. Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 28 employees based in Europe.. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 34 employees in India, which represents approximately 41% of our total workforce. As a result of the Poet merger and management changes in recent years, our management team resides in both our U.S. headquarters in Fremont, California and our office in Hamburg, Germany and our Chief Executive Officer resides in Hamburg, Germany. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans.

Our products have a lengthy sales cycle. The sales cycle for our Versant Object Database and FastObjects products varies substantially from customer to customer, often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the highly strategic functions our products often serve within our customers’ operations and the expenditures associated with their purchase, potential customers are typically cautious in making decisions to acquire our products. Influencing our customers’ decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of individual licenses, a lost or delayed sales transaction could potentially have a significant impact on our operating results for a particular fiscal period.

We are subject to litigation and the risk of future litigation.  In 1988, Versant and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California. The complaint in those suits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about our financial performance. Although this case was later dismissed, there can be no assurance that we will not be subject to similar litigation in the future. In addition, we recently settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume Software misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America’s trademarks and trade names. Litigation can be expensive to defend, can consume significant amounts of management time and could result in an adverse judgment or settlement that could have adverse effects on our results of operations and financial condition.

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ Stock Market and new accounting pronouncements, including new accounting rules regarding the expensing of stock options, will increase our costs to evaluate the implications of these laws, regulations and standards and comply with their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with evolving standards. We expect that this investment will result in increased general and administrative expenses in fiscal years 2007 and 2008 and a diversion of management time and attention from strategic revenues generation and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with applicable laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

The requirement to account for stock options we grant as compensation expense will significantly reduce our net income and our earnings per share, and may result in or increase losses. Effective November 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and Securities (“SFAS 123(R) and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method.  SFAS 123(R) requires us to account for equity under our stock plans using a fair value-based model on the option grant date and record it as a stock-based compensation expense. Expenses we incur under SFAS 123(R) may significantly reduce our net income and our earnings per share, and may result in or increase our losses. As a result of adopting Statement 123(R), the Company’s operating expenses for the three and nine months ended July 31, 2006 include stock-based compensation charges of $59,000 and $180,000, respectively.  We now estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plan or “ESPP” using a Black-Scholes Option Pricing Model (see NOTE 2 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q). A fair value-based model, such as the Black-Scholes Option Pricing Model, requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Highly subjective assumptions used under the Black-Scholes Option Pricing model include the expected stock price volatility and expected life and forfeiture rates of our options, which will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

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

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet and FastObjects may adversely affect the market value of Versant’s common stock. In accordance with the U.S. generally accepted accounting principles, Versant accounts for the merger with Poet and FastObjects, Inc. using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of Versant common stock. Under the purchase method of accounting, Versant has allocated the total estimated purchase price of Poet and FastObjects to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. Versant will incur additional depreciation and amortization expense over the useful lives of certain intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets are impaired, Versant may be required to incur material charges relating to the impairment of those assets. Such amortization and potential impairment charges could have a material impact on Versant’s results of operations.  See NOTE 8 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

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

We may be subject to claims of intellectual property infringement. We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows. For example, in 2004 we were served with a complaint filed by Systems America, Inc. alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002, and that Mokume had interfered with certain business relationships of Systems America. While this action has since been settled, any claim of this type, whether meritorious or not, could be time-consuming, could result in costly litigation, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.

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

In order for our common stock to continue to be listed on the NASDAQ Capital Market, we must satisfy the NASDAQ Capital listing requirements, and there can be no assurance that we will continue to be able to do so. Although the continued listing requirements of the NASDAQ Capital Market are not as demanding as those of the NMS, they do, among other things, require that our stock have a minimum bid price of $1.00 per share, which we sometimes refer to below as the “$1.00 minimum price requirement”, and that either (i) we have shareholders’ equity of $2.5 million, or (ii) we have $500,000 in net income or (iii) the market value of our publicly held shares be $35.0 million or more. As reported in our September 17, 2004 report on Form 8-K, on September 15, 2004, we received notification from the NASDAQ Stock Market that, because our common stock had then traded at a price below $1.00 per share for thirty consecutive trading days, we were required to regain compliance with the $1.00 minimum price requirement to avoid delisting of our common stock from the NASDAQ Capital Market. As a result of our adoption of a 1-for-10 reverse stock split that was approved by our shareholders on August 22, 2005, as of September 12, 2005 the closing bid price of our common stock exceeded $1.00 per share for more than ten consecutive trading days and on September 8, 2005 we received written notification from the NASDAQ Stock Market that we had regained compliance with this minimum bid price requirement. More recently, the closing bid price of our common stock has been well in excess of $1.00 per share.  In addition, our stockholders’ equity as of July 31, 2006 was $12.3 million, and thus is still substantially above the NASDAQ Capital Market continued listing requirement that our shareholders’ equity be $2,500,000 or greater. However, there can be no assurance that we might not again experience non-compliance with these listing requirements at some time in the future. If our common stock were to be delisted from trading on the NASDAQ Capital Market, then the trading market for our common stock and the ability of our shareholders to trade our shares and obtain liquidity and fair market prices for their Versant shares are likely to be significantly impaired and, as a result, the market price of Versant’s common stock could be expected to decline significantly.

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 40% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VERSANT CORPORATION

Dated: September 14, 2006	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)