Form 10-K
period 2006-10-31
VERSANT CORP
filed 2007-01-29
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended October 31, 2006.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) for the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 30, 2006:  $23,238,899

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 15, 2007, was 3,611,052 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2006

Versant Object Database, VDS, Versant®, enJin, FastObjects, Versant JDO, Versant Open Access and VRTF are trademarks of Versant in the United States and/or other countries. All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements are based on Versant’s current expectations about our business and industry and reflect our beliefs and assumptions based upon information that is reasonably available to us at the date of this report. In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might”, “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions. These forward-looking statements may include, among other things, projections of our future financial performance and trends anticipated for our business.

We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict. Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A of this report, —Risk Factors,” which you should read carefully. We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason. Readers are urged to carefully review and consider the various disclosures made by Versant in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.                 Business

Overview of the Company

We are a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.  Companies use Versant solutions to solve complex data management and data integration problems. We design, develop, market and support object-oriented database management system products to address such problems. We also provide related product support, training, and consulting services to assist users in developing and deploying software applications based on our products. We operate our business within a single operating segment referred to as Data Management. We were incorporated in California in August 1988 under the name Object Sciences Corporation and completed our initial public offering of our common stock under the name of Versant Object Technology Company in July 1996. The name of the company was changed to Versant Corporation on July 15, 1998. In November 2002, we acquired Mokume Software, Inc., a privately held company that developed technology for use in real-time applications. In March 2004, we acquired Poet Holdings, Inc. (Poet) through a merger. Prior to that merger, Poet was a provider of object-oriented data management software headquartered in the United States, whose stock was publicly traded on the Frankfurt stock exchange. In June 2004, we acquired the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., a privately held South African company and in July 2004, we acquired FastObjects, Inc., a private company that held North American distribution rights with respect to Poet’s FastObjects database management product. In September 2004, we sold Poet’s Catalog solutions business. In August of 2005, we effected a 1-for-10 reverse split of our outstanding common stock. In February 2006, we sold our WebSphere consulting business. Our principal executive offices are located at 6539 Dumbarton Circle, Fremont, California 94555 and our telephone number is (510)789-1500. Our website URL is www.versant.com. Other than as expressly set forth in this annual report, the information contained in, or referred to on, our website is not a part of this annual report.

Industry Background

Computerized data management has evolved significantly over the past few decades. As business computing became more sophisticated, network and hierarchical databases emerged in the 1970s to serve growing business data requirements. In the 1980s, these types of databases were largely superseded by relational database technology, which continues to be a widely prevalent database technology today. The mid to late 1980s saw the emergence of object-oriented software programming, in which smaller software building blocks called objects, which can perform specific functions, are aggregated with other objects in order to create larger software systems. With the advent of object-oriented software programming, it became possible to incorporate the unique features and advantages of object-based software into database management solutions. Our principal products are object-based database management software solutions, which we believe have advantages over relational database technology. In particular, we believe that object-based database management solutions are especially well suited for successfully addressing the complex and challenging data management and analytical requirements of companies who need to rapidly source, update, analyze and use very large changing bodies of complex data for a wide variety of business applications.

Certain Industry Terms

For reference purposes we have listed below certain well-known technical terms often used in our data management industry to assist readers in better understanding the information provided in this report:

•       Application Server Software—Deployment software that is used to build and deploy Internet applications, including commercial websites and internal company websites.

•       Cache—Performance enhancing software that works with servers to improve their response times and throughput.

•       Data Integration—a broad term for a variety of techniques that enable the data from one software system to be used in other software systems.

•       Disk mirroring—a technique using specialized software, and often specialized hardware, to get the same data on two storage disks for the purpose of increasing the reliability or making a quick snapshot (duplicate backup) of a database.

•       Fault tolerant server—a server that offers higher reliability by the use of duplicated hardware and specialized software. In the case of a failure of one database, the surviving database can continue offering normal service.

•       J2EE-based—an application or software component that is deployed in a Java 2 Enterprise Edition (J2EE) software environment.

•       JDO—Java Data Object, a standard based Java API for Versant.

•       JDBC—Java Database Connectivity, a standard in relational Database world for processing SQL to Java.

•       JVI—Java Versant Interface, a proprietary based Java API for Versant.

•       Object-Oriented—object oriented software uses smaller building blocks called objects to create larger software systems.

•       ODBC—Open Database Connectivity, a standard in relational Database world for processing SQL to other than Java.

•       Relational Database—Data management software that stores data as tables and columns and can be accessed using an industry standard language called SQL.

•       Replication—a range of technical approaches that enable multiple databases to be approximately synchronized, or to contain the same data.

•       Two-Phase Commitment—A specialized protocol for performing database transactions across multiple distributed resources.

•       UMTS—Universal Mobile Telecommunication System, a third generation mobile phone technology.

•       XML—A standard format used to exchange data (information) between multiple software systems.

Overview of the Products and Services

We provide sophisticated data management solutions designed to address complex data management needs. Our Versant Object Database product is used primarily by larger enterprises which have significant large-scale data management requirements, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries. Since the incorporation of Poet’s FastObjects solution into our product line in March 2004, we have expanded the scope of our solutions to address the data management needs of smaller systems as well. The data management needs of our customers usually involve many business functions, ranging from usage and management of the customer’s internal data to the processing of externally originated information; such as customer enrollment, billing and payment transaction data. Our solution has also been used to solve complex data management issues such as fraud detection, risk analysis, yield management, and a host of other problems that requires an application specific data management solution.

In addition to our product offerings, to assist users in their development and deployment of applications based on the Versant Object Database and FastObjects, we offer a variety of services, including consulting, training, and technical support services. We also provide maintenance and support services with respect to our own products.

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

•       Reliability, Availability and Serviceability.   Our Versant Object Database product offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running. These features, together with replication and disk mirroring provided by a Fault Tolerant Server, support continuous operation of our products.

•       Language-Independent Support for Object-Oriented Programming.   Our products provide native support for the leading object-oriented software development languages of C++, Microsoft .NET and Java. This facilitates rapid and flexible application development by our customers and the maintenance and evolution of complex and dynamic applications that closely model real-world systems and processes.

•       Support for Component Architectures.   The Versant Object Database client integrates with leading J2EE application servers, including IBM WebSphere and BEA Weblogic application servers. These application servers enable users to build and deploy J2EE-based applications that will work compatibly and directly with the Versant Object Database in order to gain our inherent productivity and performance advantages.

•       Support of Major Operating Systems.   Versant products operate on a wide range of server platforms, including UNIX platforms from Sun Microsystems, Hewlett-Packard and IBM, Linux platforms from Red Hat, and Microsoft Windows platforms.

Our Strategy

We were involved in the following activities in fiscal 2006, which are likely to impact our operations and business in fiscal 2007 and beyond:

We further implemented a restructuring plan to significantly reduce our operating expenses by consolidating our product lines and streamlining our engineering, marketing, sales, and administrative resources. The purpose of the restructuring was to refocus our business back to our core object database product offerings.

In accordance with the aforementioned restructuring plan, we elected not to renew the building office lease for Versant Ltd in the United Kingdom, which terminated on October 24, 2006. The remaining employees, including a salesperson and consultant/engineer, continue to be located in the United Kingdom. Maintenance agreements have been transferred to our international operations in Germany, and technical support for these maintenance agreements is being provided through our European operations. As we continue to maintain a sales presence in the United Kingdom while providing technical support for maintenance agreements through our European operations, we believe that operations in the United Kingdom will not be adversely impacted. We anticipate formally winding down the Versant Ltd entity during fiscal 2007.

Additionally, in February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments during a 24-month period following the close of the transaction. We believe that the sale of the WebSphere consulting business will allow us to better focus our resources on our core object database offerings.

We also continued to focus our sales and marketing efforts on our data management products, Versant Object Database and FastObjects, and related consulting and training services. Versant Object Database was the key focus of our marketing efforts and by far the major source of our license revenues in fiscal 2006.

The technology sector was the largest vertical market for our revenues in fiscal 2006. The incorporation of the Versant products into the offerings of independent software vendors (ISVs) has increased our share of license revenues in this sector. Examples of the technology applications in which our products are used are demand consensus forecasts, collaborative planning, and requirements management applications.

The telecommunications industry also continued to be a very significant vertical market for our revenues in fiscal 2006. Customers in the telecommunications industry have used our products in such strategic distributed applications as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Most notably, we were able to deploy our software in the next generation 3G UMTS applications built by several leading telecommunications equipment providers.

We have also been able to gain customer acceptance in other vertical markets, including defense, financial services, transportation, and health care, and hope to continue to derive revenues from customers in these markets.

Products and Services

Versant Object Database (VOD)

VOD, a seventh generation object database management system, is designed to support multi-user, commercial applications in distributed computing environments. VOD enables users to store, manage, and distribute information that often cannot be administered effectively through traditional database technologies, including the following types of information:

•       real-time data, such as graphics, images, video, audio and unstructured text;

•       dynamic, graph-oriented data, such as network management data and advanced financial instruments; and

•       meta-data, data aiding integration of diverse systems, and workflow information, which together         enable the construction of applications that integrate diverse systems and add new functionality, often making this functionality available over the Internet.

The object-oriented, balanced client-server architecture of VOD provides the basis for high-performance, scalable distributed applications. We believe that VOD’s performance is superior compared to relational database management systems, particularly for complex data applications, for which VOD has the capability of processing a wide variety of abstract data types in a highly concurrent, high performance manner. We also believe that use of VOD allows our customers to reduce the time they need to develop applications for their data management systems and improves their system performance.

VOD is designed to integrate up to 65,000 databases connected over a like number of locations on a variety of hardware and software platforms. Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. VOD implements a variety of database features, including two-phase commitment for distributed transaction integrity and “database triggers” to monitor changing events and data and to notify users and applications when specified events occur. In addition, on-line management utilities enable routine maintenance to be performed while the database is running. These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions. These utilities provide multiple levels of administrative access and application security. .

Version 7.0 of VOD includes the core object database management system, C++ and Java language interfaces (proprietary JVI and standards based JDO), and XML for import and export of data into the database. By bundling these components with VOD, we believe we are enhancing the solution that we are offering making it easier for customers to deploy applications requiring such components.

As part of the VOD family, we also offer Fault Tolerant Server, Asynchronous Replication, Warm Standby, Online Reorganization, Versant Monitoring Console, Versant SQL, and High Availability Backup Solution as add-on options that a customer can use in situations requiring advanced capabilities.

•       Versant Fault Tolerant Server providesfor highly reliable operations in mission-critical environments. This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails, due to operating system failure, hardware breakdown or any other form of interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without any interruption in application processing.

•       Versant Monitoring Console is an add-on tool for the monitoring of Versant Object Databases, designed following the standard managing console/remote agent paradigm. The remote agent resides on the Versant server system, while the managing console is a graphical interface running on a Versant client system to display the ongoing activity of the monitored database.

•       Versant Asynchronous Replication add-on module for Versant Object Database supports both master-slave and peer-to-peer asynchronous replication between multiple object servers. This can be used to replicate data to a distributed recovery site or to replicate data between multiple local object servers for increased performance and reliability.

•       Versant’s Warm Standby allows customers to keep a secondary database near the state of the production database for reporting and fast restore requirements. This option is especially useful for customers with very large data sets.

•       Versant’s Online Reorganization allows the online compaction of production database data volumes for special categories of applications that are performing heavy data deletions. This option allows customers to ensure continuous operations at required performance levels by eliminating performance degradation due to fragmentation, a common problem for databases in this application category.

•       The Versant SQL (VSQL) product provides JDBC/ODBC driver connectivity, allowing the use of standard SQL enabled tooling to access The Versant Object Database.  This is especially useful for customers who use industry standard reporting tools such as Crystal Reports and Microsoft Access.

•       Versant’s High Availability Backup Solution enables VOD to use the mirroring and backup features of other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

During our last three fiscal years, the vast majority of our revenues were driven by sales of VOD (and its predecessor, VDS), FastObjects and related maintenance and consulting services.

FastObjects

FastObjects is an object database management system designed to provide minimal administration and work natively with the customer’s product. The primary target application for our FastObjects product line is for use as an embedded data management system to be integrated in a customer’s products. FastObjects is used in a vast range of applications, including medical devices, vending machines, telecom equipment, and defense systems. The majority of FastObjects installations are now running under the Microsoft Windows Operating System.

During fiscal 2006, we focused most of our development resources on our flagship product line, Versant Object Database. In the future, we plan to offer a Microsoft .NET application program interface for VOD enabling our FastObjects.NET customers to migrate to VOD.

Services

We derived almost one-half of our revenues from services in fiscal 2006. Our services include maintenance and support programs for our data management products, consulting services and customer specific extensions to our products.

Maintenance Services.   We provide maintenance and technical support services for our products that are generally available at an annual fee that varies depending on the type and level of support the customer requires. Maintenance and support contracts, which typically have twelve-month terms, are offered concurrently with the initial license of our product and entitle a customer to telephone support, product upgrades, and documentation updates. For additional fees, customers may purchase a special support package that provides dedicated support engineers and telephone support available for 24 hours per day and seven days a week. Maintenance contracts are typically renewable annually and typically are paid for in advance for all products, but in some instances, maintenance and support fees are paid in arrears. For the support of older versions of our products, we offer specific obsolescence support options.

Professional Services.   We also provide a variety of training and consulting services to assist customers in the design, development, training and management of applications that are built based on our core products. Training services are offered for a variety of Versant-specific and other object-related technologies and range from beginning to advanced levels. Consulting services are available for analysis and design assistance, mentoring and technical information transfer, application coding, design reviews and performance analysis. In addition, we provide custom development services to customers that request unique or proprietary product extensions.

Sales and Marketing

Sales Channels.   We market and sell our products principally through our direct sales force and through value-added resellers, systems integrators, and distributors.

Direct Sales.   Our direct sales organization is based in our corporate offices in Fremont, California and Hamburg, Germany, and in some regional and home offices in the US and Europe. The direct sales organization includes field sales personnel, who are responsible for account management, and systems engineers, who answer technical questions and assist customers in running benchmarks against competitive products and in developing prototype applications.

Indirect Sales.   Part of our sales strategy is to develop indirect distribution channels, such as value-added resellers and systems integrators. Systems integrators may include our products with their own or those of other vendors, in order to provide a complete solution to their customers. Under their agreements with Versant, value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Certain value-added resellers and systems integrators offer products they produced by themselves or  other vendors, which in some cases may compete with our products.

Marketing.   The primary objective ofour marketing efforts is to build increased visibility for Versant and its products and to generate sales leads for our business. Our marketing programs include our efforts at cultivating media and analyst relations, fostering valuable investor communications, speakers’ programs, online marketing, partner-marketing programs and participation in conferences and tradeshows. Our products are typically marketed through (i) development licenses, which entitle the customer to develop applications that use a Versant software product, and (ii) deployment licenses, which entitle the customer to sell and market.

Sales Process.   The cycle for a complete sale of our products to new and large enterprise customers can often exceed nine months and may extend to a year or beyond. For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally shorter. During the sales cycle, meetings involving both technical and management staff are conducted frequently at the prospective customer’s site and at our headquarters. As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products. Upon completion of the evaluation, a customer that chooses our solution may purchase one or more development licenses depending upon the number of their programmers that will develop and build their customers’ application. Development licenses enable the customer to develop applications that use our software. Additionally, a customer may purchase technical support, training courses and consulting services. Our customers may also purchase deployment licenses enabling them to deploy applications developed under a development license. In some cases our customers purchase deployment licenses at the same time they purchase development licenses. In other cases customers may instead defer their purchase of deployment licenses and related maintenance until they complete the application development under their development license (a process that typically takes at least six months and can exceed one year).

Shipping and Backlog.   Our software may be either physically or electronically delivered to the customer. If physically delivered, our software product is shipped from either our Fremont or Hamburg facilities and is delivered to the customer upon receipt of an approved order and a signed license agreement. We typically do not have a material backlog of unfilled license orders at any given time, and we do not consider backlog to be a meaningful indicator of our future performance.

International Sales and Marketing.   Our international sales are recorded by subsidiaries located in Germany and United Kingdom, which sell our products through distributors and value-added resellers, as well as directly to end-users. For fiscal 2006, our international revenues derived from customers outside North America made up approximately 63% of our total revenues, compared to 66% for fiscal 2005 and 47% for fiscal 2004.

Our Customers

We categorize our customers into two broad groups, End-Users and Value Added Resellers (“VARs”). End Users are companies who use our products internally and do not redistribute our products outside of their corporate organizations. VAR customers, on the other hand, include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute Versant products to third party customers, either individually or as part of an integrated product.

We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses, typically sold on a per seat basis, authorize a customer to develop an application program that uses our software product. Under a deployment license, a customer is permitted to deploy an application that it has developed under a development license from us. End-Users generally purchase deployment licenses based on the number of central processing units (CPUs) supporting the server that will run the application using our database management system. We offer deployment licenses, for certain applications, priced on a per user basis. Pricing of Versant Object Database and FastObjects varies according to several factors, including the number of CPUs/Cores per server on which the applications run, and the number of users that are able to access the server at any particular time. Customers may elect to simultaneously purchase development and deployment licenses for their projects, or instead may initially purchase only a development license and purchase a deployment license only when their applications developed on our software are completed.

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

Our Vertical Markets

Versant Object Database and FastObjects are licensed for development or deployment, or both, in a wide range of applications. A substantial amount of our sales are for applications in the technology, telecommunications, defense, healthcare and financial services sectors. Many of our customers have licensed multiple copies for use in different applications.

Our future performance will depend in significant part on the increase in the use and sales of the Versant Object Database and FastObjects in technology, telecommunications, defense, healthcare, online gaming and financial market applications and the continued acceptance of our products within these industries.

Competition

Our software products compete with companies offering object and relational database management systems. Our competitors, especially Oracle and Progress Software, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings, larger and more established distribution channels and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and may offer broader suites of products which may incentivize customers to purchase such competitors’ data management products. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on the business, pricing, operating results and financial condition of the company.

Research and Development

Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors. Currently our research and development activity is conducted primarily in our Hamburg, Germany and Pune, India facilities. In fiscal 2006, fiscal 2005 and fiscal 2004, our research and development expenses were $3.1 million, $3.9 million and $5.1 million, respectively. We anticipate that we will continue to invest significant resources in research and development activities, particularly in Germany and India, in the future to develop new products, advance the technology of our existing products and develop new business opportunities.

Intellectual Property and Other Proprietary Rights

We regard our products as proprietary. We attempt to protect our product technology by relying primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, “shrink-wrap” licenses displayed in evaluation downloads and in software installation screens, which impose certain restrictions on the licensee’s ability to utilize our software. In addition, we take steps to avoid disclosure of our trade secrets, such as requiring persons with access to our proprietary information to execute non-disclosure agreements, and we restrict access to our software source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015. We also have certain trademarks and service marks.

Employees

As of October 31, 2006, we and our subsidiaries had a total of 76 full time employees, of whom 18 were based in the United States, 28 in Europe, and 30 in India. Of the total, 50 employees were engaged in engineering and technical services, 10 were engaged in sales and marketing, 5 were engaged in the services organization, and the remaining 11 were engaged in general administration and finance. To the best of our knowledge, none of our employees is represented by a labor union. We have not experienced any organized work stoppage to date and believe that our relationship with our employees is generally good.

Our future performance depends mostly upon the continued service of our key technical, sales, and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Restructuring

As part of our more recent restructuring efforts, we executed the following transactions to refocus the Company on its core object database management business:

In February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments during a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of our WebSphere consulting practice for fiscal 2006, fiscal 2005 and fiscal 2004 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. See Note 5 of our “Notes to Consolidated Financial Statements”in Item 8 of this report for more information regarding this transaction.

In July 2005, we spun off our former Versant Open Access.NET (or VOA.Net) assets to Vanatec GmbH (Vanatec), a privately held German company. Versant subsequently determined that the equity at risk in Vanatec was not sufficient to permit Vanatec to finance its activities without additional subordinatedfinancial support from Versant. Therefore, we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended). As a result, in accordance with FIN 46(R), Vanatec’s operating results were included in Versant’s consolidated financial statements from July 2005 through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology previously licensed to Vanatec. As a result of this sale of its interest in Vanatec, Versant is no longer required to consolidate the operating results of Vanatec as a variable interest entity in its financial statements.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, or the “Exchange Act” pursuant to which we file our periodic reports on Forms 10-Q,  10-K, 8-K, proxy statements and other information with the Securities and Exchange Commission, or “the SEC”. These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1(800) SEC-0330. In addition, the SEC maintains an Internet site (at http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information about Versant can also be accessed at our Investor Relations website. The address of Versant’s website is: (http://www.versant.com). We make available, free of charge, copies of our annual reports, annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on

Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such materials with the SEC.

Item 1A.          Risk Factors.

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

Risks Related to Our Business

We are dependent on a limited number of products, especially Versant Object Database.   Nearly all of our license revenues to date have been derived from our Versant Object Database product and its predecessors. Consequently, if our ability to generate revenues from Versant Object Database were negatively impacted, our business, cash flows and results of operations would be materially adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in the North American market for enterprise software, consumer demand changes in the European market for enterprise software, slowness in the general economy or in key industries we serve, such as the technology, telecommunications and defense industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make our products technologically obsolete and customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product, we still expect that sales of Versant Object Database will continue to be very critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our Versant Object Database product can be expected to have a material negative impact on our business and results of operation.

Our quarterly revenue levels are not predictable.   Our revenues have fluctuated dramatically on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2006, our quarterly revenues fluctuated from a high of $4.6 million in both the first and fourth quarters of 2006 to a low of $3.8 million in both the second and third quarters of 2006; and in fiscal 2005 our quarterly revenues fluctuated from a high of $5.3 million in the first quarter of fiscal 2005 to a low of $3.2 million in the second quarter, $3.5 million in the third quarter of fiscal 2005 and $3.8 million in the fourth quarter of fiscal 2005. These quarterly fluctuations result from a number of factors, including but not limited to the following:

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

We may not be able to manage costs effectively given the unpredictability of our revenues.   We expect to continue to maintain a relatively high percentage of fixed expenses, and particularly inasmuch as we have completed a restructuring to significantly reduce our operating expenses. We might be unable to further reduce certain fixed expenses to accommodate any revenue reductions. If forecasted revenue does not materialize, then our business, financial condition and results of operations will be materially harmed.

Our future revenues are substantially dependent upon our installed customers continuing to license  Versant products and renewing maintenance agreements for our products; our future professional services and maintenance revenues are dependent on future sales of our software products.   We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related maintenance renewal fees. If our customers do not purchase additional products, upgrade existing products or renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services. This risk may be increased in the case of long-term customers who have not upgraded our products, which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service revenues.

Our customer concentration increases the potential volatility of our operating results.   A significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, two customers each accounted for 7% and 8% of our total revenues, respectively, for fiscal 2006; one customer accounted for 30% of our total revenues for the quarter ended October 31, 2006 and one of our customers contributed 16% to our total revenues for the quarter ended October 31, 2005. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability.   Our revenues and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer. Reduced demand for our product line may result from competition offered by alternative technologies or negative customer perception of our object-oriented technology. General economic conditions can also have a significant adverse effect on our revenues and results of operations. The demand for IT market infrastructure, the market sector that we serve, has not fully recovered since the economic slow down of the early 2000s. We cannot predict the impact of these or similar events in the future, or of any related or unrelated military action, on our customers or our business. We believe that, in light of these concerns, some businesses may continue to curtail or eliminate capital spending on IT. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. If U.S. or global economic conditions take another downturn, it could impact our revenues and thus have a material adverse impact on our business, operating results and financial condition.

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.   At October 31, 2006, we had approximately $8.2 million in cash and cash equivalents and working capital of approximately $6.2 million. Although our operations were profitable in fiscal 2006, to date, we have not achieved profitability or generated positive cash flows on a sustained basis. In response to this situation, in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, we restructured our business operations to significantly reduce our operating expenses by streamlining our operating processes. These restructuring efforts continued into the fourth quarter of fiscal 2005 and were completed in the second quarter of fiscal 2006. Although with such restructuring, we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months, we may choose to make further cost reductions, and it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenues are unpredictable and a significant portion of our expenses is fixed (and more difficult to reduce further given previous cost reductions), a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources and working capital. Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing. If we determined that we needed to raise additional funding to pursue our business strategy or otherwise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all. If we cannot secure adequate financing sources when required, then we would need to further reduce our operating expenses, which we may be unable to do at a meaningful level given our historical restructuring activities, and which would restrict our ability to pursue our business objectives.

We rely for revenues on the technology, telecommunications and defense industries, and these industries are characterized by complexity, intense competition and changes in purchasing cycles.   Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are becoming increasingly dependent upon the technology and defense industries for sales of Versant Object Database. Our success in these markets depends, to a large extent, on general economic conditions affecting these industries, our ability to compete with alternative technology providers, our ability to develop products that can successfully interoperate in different computing environments and whether our customers and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. Currently, companies in these industries are hesitant to commit to additional technology expenditures and the telecommunications industry has in particular experienced significant economic difficulties and consolidation trends in recent years, which could jeopardize our ability to continue to derive revenues from customers in that industry. The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry, and the defense industry may experience new cycles of lower available technology budgets due to high levels of U.S. defense spending for operations in Iraq and Afghanistan. In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited size and working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate personnel for this practice.

We depend increasingly on our international operations for our revenues as North American revenues have declined.   A large and increasing portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain our international revenues. Following our 2004 acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than it had historically, and consequently, we must conduct our operations internationally and maintain a significant presence in international markets. For fiscal 2006, our international revenues derived from customers outside North America made up approximately 63% of our total revenues, compared to 66% for fiscal 2005 and 47% for fiscal 2004. North American revenues were 37% of our total revenues for fiscal 2006 and 34% of our total revenues for fiscal 2005, down from 53% of total revenues for fiscal 2004. North American revenues were $6.2 million and $5.3 million for fiscal 2006 and fiscal 2005, respectively, down significantly from North American revenues of $9.3 million for fiscal 2004. We believe that lower revenues generated from our North American operations for the past two fiscal years, compared to revenues generated from our international operations, are due largely to cautious purchasing behavior for the past few years as well as the impact of changes in our sales management and organization, which has to some degree shifted more of our sales emphasis to European customers. During that period, European revenues grew significantly, primarily due to our merger with Poet, although revenues from our core data management products also grew in this region. It is possible that our North America revenues will continue to remain depressed in fiscal 2007, making our international revenues even more critical to our operations and cash flows.

International Operations pose unique risks.   Our international operations are subject to a number of unique risks in addition to the risks faced by our domestic operations. These risks include, but are not limited to the following areas:

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

In order to be successful, Versant must attract, retain and motivate key employees and failure to do so could seriously harm the Company.   In order to effectively execute our business strategy, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. We reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004 and in the third quarter of fiscal 2005. These and other circumstances may adversely affect our ability to attract and retain key management. We must continue to motivate employees and keep them focused on the achievement of our strategies and goals. In addition, as a result of our merger with Poet in March of 2004, we now employ a sizable German workforce subject to German law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition. We also retain a significant number of employees in our offices in Pune, India. There is increasing competition for skilled employees in the Indian market, resulting in  a greater risk of employee turnover and loss of key trained personnel there, which could adversely impact our research and development and quality control activities.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals.   Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 28 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 30 employees in India, which represents approximately 39% of our total workforce. As a result of the Poet merger and recent management changes, our management team resides in both our U.S. headquarters in Fremont, California and our office in Hamburg, Germany. Our Chief Executive Officer resides in Hamburg, Germany and our Chief Financial Office resides in our Fremont, California office. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans.

Our products have a lengthy sales cycle.   The sales cycle for our Versant Object Database and FastObjects products varies substantially from customer to customer. This sale cycle often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the strategic nature of our products and the expenditures associated with their purchase, potential customers are typically cautious in making decisions to acquire our products. Influencing our customers’ decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of our individual licenses, a lost or delayed sales transaction could potentially have a significant negative impact on our operating results for a particular fiscal period.

We are subject to litigation and the risk of future litigation.   We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in the United States District Court for the Northern District of California in 1998. The complaint in those suits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Securities and Exchange Commission Rule 10b-5 promulgated under the Exchange Act, in connection with public statements about our financial performance. Although this case was later dismissed, there can be no assurance that we will not be subject to similar litigation in the future. For example, during fiscal 2006, we settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume Software misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America’s trademarks and trade names. We are currently party to a litigation in which Rockwell Automation, one of our customers, is seeking indemnification from us for similar claims asserted against it by Systems America, Inc. Litigation can be expensive to defend, can consume significant amounts of management time and can result in an adverse judgment or settlement that could have adverse effects on our results of operations and financial condition.

We will incur increased costs as a result of recently enacted laws and regulations relating to corporate governance matters and public disclosure.   Recently and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ Stock Market and new accounting pronouncements, including new accounting rules regarding the expensing of stock options, will increase our costs to evaluate the implications of these laws, regulations and standards and comply with their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with evolving standards. We expect that this investment will result in increased general and administrative expenses in fiscal 2007 and 2008, and a diversion of management time and attention from strategic revenue generation and cost management activities. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with applicable laws and regulations in accordance with the deadlines by which compliance is required, but we cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements and cannot be certain that we will be able to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding compliance with certain assessments and auditor attestations regarding internal control structure reporting.

The requirement to account for stock options we grant as compensation expense reduce our net income and our earnings per share, and may result in or increase losses.   Effective November 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. SFAS 123(R) requires us to account for options awarded under our stock plans using a fair value-based model on the option grant date and record it as a stock-based compensation expense. Expenses we incur under SFAS 123(R) may significantly reduce our net income and our earnings per share, and may result in or increase our losses. As a result of adopting Statement 123(R), the Company’s net income before income taxes for the fiscal year ended October 31, 2006 included stock-based compensation of $236,000. See NOTE 3 of our “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” in Item 8 of this Annual Report on Form 10-K.

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

Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet and FastObjects may adversely affect the market value of our common stock.   In accordance with the U.S. generally accepted accounting principles, we account for the merger with Poet and FastObjects, Inc. using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we have allocated the total estimated purchase price of Poet and FastObjects to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets is impaired, we may be required to incur material charges relating to the impairment of those assets. Such amortization and potential impairment charges could have a material impact on our results of operations.

Risks Related to Our Industry

Our products face significant competition.   For Versant Object Database and FastObjects products, we compete with other companies offering other database management systems. We face substantial competition from substantially larger and well-established relational database management companies including Oracle, Computer Associates, Sybase, IBM, and Microsoft. We also face competition from object database companies including Progress Software Corporation and Objectivity. Additionally, some prospective customers might attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Oracle Berkeley DB, a simplified database without query processing capability.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, better name recognition, broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products. They may further have more direct access to corporate decision-makers of key customers based on their previous relationships with customers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of a variety of products that we do not offer. We may not be able to compete successfully against current or future competitors, and competitive pressures could cause us to lose revenues or lower the prices for our products to increase sales, or take other responsive actions, any of which could have a material adverse effect on our business, operating results and financial condition.

We depend on successful technology development.   We believe that significant research and development expenditures will continue to be necessary for us to remain competitive. While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties affecting the success of software development project introductions include technical difficulties, delays in introductions of new products, market conditions, competitive products, and consumer acceptance of new products and operating systems. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products, and our future research and development capabilities. Recent reductions in our operating expenses could require us to limit our research and development expenditures, which in turn could adversely affect our ability to continue to timely develop technologies and products necessary for us to remain competitive.

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

We must protect our intellectual property.   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, obtain or use information that we regard as proprietary or use or make copies of our products in violation of license agreements. Policing unauthorized use of our products is difficult and potentially expensive. In addition, the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States. Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and copyright and trade secret protection for software may be unavailable in certain foreign countries. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, which they could then market and sell to our customers, which could have an adverse impact on our revenues.

We may be subject to claims of intellectual property infringement.   We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows. For example, in 2004 we were served with a complaint filed by Systems America, Inc. alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002, and that Mokume had interfered with certain business relationships of Systems America. While this action has since been settled, we are currently the defendant in a suit filed by a customer, Rockwell Automation, who is seeking indemnity from Versant against a similar claim that Systems America has asserted against Rockwell Automation in a separate lawsuit. Any claim of this type, whether meritorious or not, could be time-consuming, could result in significant litigation expenses, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.

Risks Related to our Stock

Our common stock is listed on the NASDAQ Capital Market.   We do not currently meet the listing requirements necessary for our common stock to be listed on the NASDAQ Global Market System, formerly, the Nasdaq National Market (“NMS”). Effective October 1, 2002, we transferred the listing of our common stock from the NMS to The NASDAQ Capital Market (formerly the Nasdaq SmallCap Market). The continued listing of our common stock on The NASDAQ Capital Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to re-list our common stock on The NASDAQ Global Market System, or NGMS.

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

•       incur debt; and/or

•       assume liabilities.

Such acquisitions also involve numerous risks, including the following:

•       problems combining the acquired operations, technologies or products or integration of new personnel;

•       the incurrence of substantial transaction costs to effect such acquisitions;

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

Our stock price is volatile.   Our revenues, operating results and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced revenues and earnings results that were significantly below levels expected by security analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenues often occurs late in the quarter, we may not be aware of any revenues shortfall until late in the quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Property.

Our principal administrative, sales and marketing operations are located at leased office facilities at 6539 Dumbarton Circle, Fremont, California 94555. Our current lease for these facilities, which expires on June 30, 2007, is for approximately a 54,000 square foot office building. However, we only occupy approximately 21,000 square feet of this space, and in the fourth quarter of fiscal 2004, we recorded a restructuring charge to reflect this reduced space usage in the future periods.

Additionally, we also lease office space for our international subsidiaries, generally under multi-year operating lease agreements, in Hamburg, Germany, Pune, India, and the United Kingdom. We did not renew the leased office facility in the United Kingdom, which terminated on October 24, 2006. We believe that all of our current facilities are in reasonably good operating condition and will be adequate for our requirements for the next several years. Based on current commercial real estate market conditions, we believe that we will be able to lease comparable facilities in Germany or India if required, and in the U.S. to replace or renew our Fremont, California lease that is expiring in June 2007.

Item 3.                        Legal Proceedings.

We may from time to time be subject to various legal proceedings in the ordinary course of business. Currently, we are not subject to any material legal proceedings required to be disclosed under this Item 3.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “VSNT.”  Our common stock commenced trading on the Nasdaq National Market on July 18, 1996. From July 19, 1999 until March 7, 2000, our common stock was traded on the Nasdaq SmallCap Market. From March 8, 2000 until September 30, 2002, our common stock was traded on the Nasdaq National Market. Our common stock has been traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) since October 1, 2002. We requested that listing of our common stock be transferred to the Nasdaq Capital Market as of October 1, 2002 since it then seemed unlikely that, in the near term, we would continue to be able to satisfy the then-applicable listing criteria of the Nasdaq National Market System. The following table lists the high and low intra-day prices of our common stock reported on the Nasdaq Capital Market for the periods indicated during the last two fiscal years. The prices shown below have been adjusted to reflect the 1-for-10 reverse split of our common stock that became effective on August 22, 2005.

Fiscal year ended October 31, 2006	High	Low
Fourth quarter	$12.88	$5.92
Third quarter	$7.00	$6.02
Second quarter	$8.09	$4.98
First quarter	$6.41	$3.01

Fiscal year ended October 31, 2005
Fourth quarter	$4.40	$2.71
Third quarter	$6.80	$2.70
Second quarter	$9.60	$4.99
First quarter	$13.30	$6.60

Shareholders

There were approximately 128 holders of record of our common stock as of January 5, 2007. We believe that a significant number of beneficial owners of our common stock hold their shares in street name. Based on information available to us, we believe that there are approximately 3,134 beneficial owners of our common stock.

Dividend Policy

We have neither declared nor paid any cash dividend on our common stock in the past. We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

In connection with our merger with Poet in fiscal 2004, the holders of our then outstanding shares of Series A Preferred Stock had their outstanding shares of Series A Preferred Stock converted into shares of our common stock at an increased conversion rate of three shares (rather than two shares) of common stock per each share of Series A Preferred Stock. In addition, the exercise price of certain common stock purchase warrants held by such preferred shareholders was reduced from $21.30 to $16.60 per share and the term of such warrants was extended by one year. As a result of these actions, a deemed dividend in the amount of approximately $2.4 million was recorded during the three months ended April 30, 2004. Please see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.                        Selected Financial Data

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

It should also be noted that in fiscal 2004, we completed a merger with Poet on March 18, 2004, which increased our revenues and operating expenses for part of fiscal 2004 and substantially increased the number of outstanding shares of common stock at fiscal year-end for purposes of computing net loss per share in fiscal 2004. We incurred restructuring charges of approximately $218,000, $638,000 and $3.3 million for fiscal 2006, 2005 and 2004, respectively, and charges of approximately $12.9 million and $1.0 million related to impairment of goodwill and intangible assets for fiscal 2005 and 2004, respectively. Each of the above has an impact on the comparability of the selected financial data presented in Item 6 of this report.

	Fiscal Year Ended October 31,
	2006	2005	2004	2003	2002
Consolidated statements of operations data:
Revenues:
License	$8,469	$8,828	$9,686	$9,082	$10,106
Maintenance	6,726	6,305	6,783	6,076	5,300
Professional services	1,550	613	1,228	2,267	1,635
Total revenues	16,745	15,746	17,697	17,425	17,041
Cost of revenues:
License	313	274	457	843	902
Amortization of intangible assets	315	671	698	91	—
Maintenance	1,442	1,456	1,516	1,312	1,291
Professional services	1,021	870	1,059	1,945	2,128
Total cost of revenues	3,091	3,271	3,730	4,191	4,321
Gross profit	13,654	12,475	13,967	13,234	12,720
Operating expenses:
Sales and marketing	3,062	5,803	8,004	7,703	7,854
Research and development	3,147	3,925	5,137	4,340	5,835
General and administrative	3,712	4,647	4,514	4,471	3,440
Amortization of goodwill	—	—	—	—	202
Impairment of goodwill	—	10,300	707	—	—
Impairment of intangibles	—	2,613	317	—	—
Restructuring	218	638	3,271	—	—
Total operating expenses	10,139	27,926	21,950	16,514	17,331
Income (loss) from operations	3,515	(15,451)	(7,983)	(3,280)	(4,611)
Outside shareholders’ income from VIE	138	320	—	—	—
Other income, net	208	197	119	397	287
Gain on disposal of Variable Interest Entity	131	—	—	—	—
Income (loss) from continuing operations before taxes	3,992	(14,934)	(7,864)	(2,883)	(4,324)
Provision for income taxes	390	37	88	74	68
Net income (loss) from continuing operations	3,602	(14,971)	(7,952)	(2,957)	(4,392)
Deemed dividend to preferred shareholders	—	—	(2,422)	—	—
Net income (loss) from continuing operations attributable to common shareholders	3,602	(14,971)	(10,374)	(2,957)	(4,392)
Net income (loss) from discontinued operations, net of income taxes	231	417	(1,314)	568	1,002
Gain (loss) from sale of discontinued operations, net of income taxes	468	—	(309)	—	—
Net income (loss)	$4,301	$(14,554)	$(11,997)	$(2,389)	$(3,390)

Basic income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$1.01	$(4.23)	$(3.33)	$(2.17)	$(3.58)
Earnings (loss) from discontinued operations, net of income tax	$0.19	$0.12	$(0.52)	$0.42	$0.82
Net income (loss) attributable to common shareholders	$1.20	$(4.11)	$(3.85)	$(1.75)	$(2.76)
Diluted income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$1.01	$(4.23)	$(3.33)	$(2.17)	$(3.58)
Earnings (loss) from discontinued operations, net of income tax	$0.19	$0.12	$(0.52)	$0.42	$0.82
Net income (loss) attributable to common shareholders	$1.20	$(4.11)	$(3.85)	$(1.75)	$(2.76)
Shares used in per share calculation:
Basic	3,577	3,539	3,117	1,368	1,227
Diluted	3,584	3,539	3,117	1,368	1,227
Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$39	$27	$—	$—	$—
Sales and marketing	41	12	25	5	—
Research and development	79	44	25	—	—
General and administrative	77	13	36	1,204	—
Total	$236	$96	$86	$1,209	$—

	As of October 31,
	2006	2005	2004	2003	2002
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$8,231	$3,958	$3,313	$2,991	$4,427
Restricted cash	—	—	320	320	—
Working capital	6,199	870	1,311	602	2,326
Total assets	20,261	16,246	32,545	11,069	11,921
Total long-term liabilities	770	897	1,400	392	901
Total liabilities and stockholder’ equity	20,261	16,246	32,545	11,069	11,921

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

As indicated in the paragraph above in Item 1 of this report, this Form 10-K (including this Item 7) contains certain forward-looking statements within the meaning of the Securities Exchange Act and the Securities Act. In many cases you may identify these forward-looking statements by words such as “will,” “should,” “may,” “might,” “believes,” “anticipates,” “expects,” “intends,” “estimates” and similar expressions. These forward-looking statements include, among other things, projections of our future financial performance and trends anticipated for our business. We caution investors that forward-looking statements are only predictions or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict. Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties, some of which are discussed below in this Item 1A under the heading  “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Background and Overview

We design, develop, market and support high performance object database management systems and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions.

Our products and services collectively comprise our single operating segment, which we call “Data Management”.

Our products are typically used by customers to manage data for business systems and enable these systems to access and integrate data necessary for the customers’ data management applications. Our data management products and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. We believe that by using our data management solutions, customers cut their hardware costs, accelerate and simplify their development, significantly reduce administration costs and deliver products with a significant competitive edge.

Our Data Management business is currently comprised of the following key products:

•       Versant Object Database, previously VDS, a seventh generation object database management system that is used in high-performance large-scale real-time applications. Our former product, Versant enJin, has been replaced by Versant Object Database using Java Data Object (JDO) and the Java Persistence API language interface. We also offer several optional ancillary products for use with Versant Object Database to provide compatibility and additional protection of stored data.

•       FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems.

Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Versant JDO, a product that we introduced in fiscal 2004, as part of the technology we acquired in June 2004 from JDO Genie, has now been absorbed and integrated into the Versant product family and is no longer sold as standalone product. With the incorporation of Poet’s FastObjects solution into our product line following our March 2004 merger with Poet, we have expanded the scope of our solutions to also address data management needs of smaller business systems.

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

•       Sales of licenses for Versant Object Database and FastObjects;

•       Maintenance and technical support services for our products;

•       Consulting services (Versant and Poet consulting practice) and training services;

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

Financial Highlights for Fiscal 2006

•       Our net revenues in fiscal 2006 were $16.7 million, an increase of $999,000 (or 6%) from net revenues of $15.7 million in fiscal 2005. This increase was primarily due to closing several significant transactions with existing customers of both our European and North American operations during fiscal 2006. We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related maintenance renewal fees.

•       Net income for fiscal 2006 was $4.3 million compared to a net loss of $14.6 million in fiscal 2005. In fiscal 2005, we incurred impairment charges of $12.9 million related to goodwill and intangible assets and restructuring charges of $638,000. In fiscal 2006, we incurred no impairment charges and incurred restructuring charges of $218,000.

•       Our combined sales and marketing, research and development and general and administrative expenses were $9.9 million in fiscal 2006, a decrease of $4.5 million (or 31%) from $14.4 million in fiscal 2005, primarily due to cost reductions associated with our restructuring activities initiated in the third quarter of fiscal 2005 and completed in the second quarter of fiscal 2006. These substantial cost reductions were a significant factor in our achieving profitability in fiscal 2006.

•       Cash provided by operations in fiscal 2006 was $3.3 million compared to $68,000 of cash provided by operations in fiscal 2005, primarily due to higher net income as a result of cost reductions related to the Company’s restructuring efforts. During fiscal 2006, our cash and cash equivalents balance increased by $4.2 million to $8.2 million at October 31, 2006 compared to $4.0 million at October 31, 2005.

Fiscal 2006 and Beyond

During fiscal 2006, our primary focus was on the following areas:

•       Continued execution of a restructuring plan begun in fiscal 2005 to substantially reduce our ongoing operating expenses by consolidating our product lines and streamlining engineering, marketing, sales and administrative resources. The purpose of the restructuring was to increase our ability to achieve net income and to refocus our business back to our core object database product offerings.

•       In February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent earn-out payments during a 24 month period following the close of the transaction. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this report for more information.

We also focused our sales and marketing efforts on our data management products, Versant Object Database and FastObjects, and related maintenance, consulting and training services. Versant Object Database, and its predecessor VDS, were the key focus of our marketing efforts and the major source of our license revenues in fiscal 2006.

We expect to derive most of our revenues in fiscal 2007 from Versant Object Database and FastObjects licenses and related services.

Like many other software companies, we do not operate with a significant backlog of orders. Our license revenues, in particular, are difficult to forecast. We believe that information technology spending, particularly in the U.S., has been relatively depressed over the recent years and customers manifest very conservative purchasing behavior. We expect higher license and maintenance revenues and lower consulting revenues for fiscal 2007, which we expect to result in comparable total revenues to fiscal 2006. The projected decrease in consulting revenues is primarily due to a significant European consulting arrangement in fiscal 2006 not expected to repeat in fiscal 2007. We anticipate higher license and maintenance revenues in fiscal 2007, as we have a higher level of dedicated resources and sales personnel allocated to the telecommunications sector in fiscal 2007. As net income for fiscal year 2006 contained a one-time gain of approximately $0.5 million from the sale of Versant’s WebSphere consulting business, we believe that income from continuing operations before taxes provides a more meaningful basis for comparing the Company’s performance in future periods. We currently anticipate income from continuing operations before taxes of between $4.4 million and $4.6 million for fiscal year 2007, representing growth of 10% to 15% when compared to income from continuing operations before taxes of $4.0 million in fiscal year 2006.

We expect our sales and marketing, research and development and general and administrative expenses in fiscal 2007 to be substantially consistent compared to fiscal 2006.

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

We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence, or “VSOE”, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, we defer all revenues from that transaction until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

Revenues from software license arrangements, including prepaid license fees, are recognized when all of the following criteria are met:

•       Persuasive evidence of an arrangement exists.

•       Delivery has occurred and there are no future deliverables except Post Contract Support (PCS).

•       The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, we recognize the revenues, as payments become due in accordance with paragraph 29 of SOP 97-2.

•       Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements. Prior payment experience is reviewed on all existing customers. Payment terms in excess of our standard payment terms of 30-90 days net are granted only on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with their deployment schedules. Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables with such customers. We typically do not grant extended payment terms beyond 90 days.

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

In some instances that a customer requests engineering work for porting our products to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical assignment, we recognize revenues in accordance with SOP 81-1 Accounting Research Bulletin (“ARB”) No. 45 (As Amended), Long-Term Construction-Type Contractsand use either time and material percentage of completion or completed contract methods for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

Goodwill and Acquired Intangible Assets

We account for purchases of acquired companies in accordance with SFAS No. 141, Business Combinations and account for the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respective fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while in-process research and development costs, or “IPR&D”, if any, are charged to operations expenditures at the time of acquisition.

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

In September 2006, we performed an evaluation of our goodwill and intangible assets based on the requirements of SFAS 142 and SFAS 144. As a result of this impairment test and valuation analysis, we determined that the value of our goodwill and intangible assets had been fairly recorded in our financial statements, and therefore, no impairment charges against our goodwill and intangible assets related to our Poet and FastObjects acquisitions were recorded in fiscal 2006.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable, as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. Our allowance for doubtful accounts amounted to $62,000, or 2% of gross accounts receivable, at October 31, 2006, and $114,000, or 4% of gross accounts receivable, at October 31, 2005. The reduction in the allowance for doubtful accounts at October 31, 2006 as compared to October 31, 2005, resulted from a continued favorable collection history that we experienced during the past fiscal year.

Stock-Based Compensation Expense

In December 2004, FASB revised SFAS No. 123 and issued SFAS No.123(R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. We have applied the principles of SAB 107 in conjunction with our adoption of SFAS 123(R) in fiscal 2006.

We have exercised significant judgment and estimates to determine the variables used in calculation of stock-based compensation.

We chose the closed-form model of Black-Scholes Option Pricing Model to arrive at stock option expense valuation. The Black-Scholes Option Pricing Model assumes that option exercises occur at the end of an option’s expected life, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term.

The expected life of an employee stock option is the period of time that it is expected to be outstanding. We use a historical model to arrive at the expected life of our options, but we also take into consideration other factors that could possibly impact the future expected life of the options. We determined that the estimated expected life of the options granted under our 2005 Equity Incentive Plan  as of October 31, 2006 was 2.2 years. We believe that none of the variables, such as the vesting period, expected volatility, blackout periods and employee demographics have materially changed. Therefore, we have concluded that the historical expected life represents fairly the expected future life of the options at this time.

The expected life for the options granted to the board members under our 2005 Directors Stock Option Plan, or “Directors Plan”, who are not full time employees of Versant, was 5.75 years as of October 31, 2006. Versant used the simplified method allowed by SAB 107 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two.

We have further estimated that the expected life of rights to purchase shares under our 2005 Employee Stock Purchase Plan, or “ESPP”, is six months, which is the duration of each purchase period in our plan.

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during the expected life of the options. The Black-Scholes Option Pricing Model does not incorporate a range of expected volatilities over the option’s expected life. We use the historical volatility over the expected term of the options to estimate the expected volatility. We calculate the standard deviation of price changes for the periods of four years, three years, two years, one and half years, one year and half a year. Then, we calculate historical volatility for the past four, three, two, one and half, one, and half-year periods. We, however, take into account other current information available to determine that the expected volatility, derived based on historical volatility, represents fairly the future volatility of our common stock. At this time, we do not believe that there is any indication that future volatility will differ from historical volatility. We have estimated that our volatility is 88% as of October 31, 2006.

We use the U.S. Treasury Strip rates listed on the last Thursday of every month on the Wall Street Journal to compute risk-free interest rate.

We have not distributed any dividends to our common shareholders and do not expect to do so in the near future.

We estimate forfeiture rates at the time of grant and revise it in subsequent periods if actual forfeiture rates differ from those estimates. We apply the forfeiture rate to the unvested portion of the option valuation and perform a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied in prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the fourth quarter of fiscal 2006 is at 20% for grants under the Equity Incentive Plan and 15% for grants under the Director Plan. Since our current stock price has been trading in a stable range, we assumed that all the participants in our ESPP would hold onto their contributions to acquire their shares at the end of the period. Therefore, we have not provided any forfeiture provision for our ESPP for the six month purchase period commencing June 1, 2006.

For further details, please see NOTE 3 of our “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” in Item 8 of this Annual Report on Form 10-K.

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

We evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals on a regular basis. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and changes in their ability to meet their financial obligations throughout the term of any sublease agreement. The impact of these estimated costs and sublease proceeds are significant factors in determining the appropriateness of our restructuring accrual balance presented in our Consolidated Balance Sheet at October 31, 2006. Our actual expenses may differ significantly from our estimates and as such, may require adjustments to our restructuring accruals, which will impact our operating results in future periods.

During the third quarter of fiscal 2005, we committed to and began implementing a restructuring program to realign our resources, substantially reduce our ongoing operating expenses and refocus our business on our Versant Object Database product. As a result, we recorded total restructuring charges of $638,000 ($280,000 of which was related to severance costs) for the fiscal year ended October 31, 2005.

Versant also recorded total restructuring charges of approximately $134,000 and $84,000 for the three months ended January 31, 2006 and April 30, 2006, respectively. With the completion of the sale of the assets associated with our WebSphere consulting practice, in the second quarter of fiscal 2006 we had effectively completed the restructuring plan we initiated in June 2005.

The total quarterly cost savings attributable to this restructuring plan, excluding the effect of the VOA.NET spin-off, was approximately $400,000 for the quarter ended October 31, 2005, and was increased to approximately $550,000 for the quarter ended July 31, 2006 and beyond. These cost savings are related to completed headcount reduction as well as reduced discretionary spending.

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

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2005 and October 31, 2006 for our deferred tax assets.

Results of Operations

The acquisitions of Poet, the JDO Genie assets and FastObjects, Inc. became effective on March 18, 2004, June 30, 2004 and July 6, 2004, respectively. Therefore, our consolidated statements of operations for fiscal 2004 incorporated the results from the effective dates of these respective acquisitions.

The following table sets forth the historical results of operations for Versant for our three fiscal years ended October 31, 2006, 2005 and 2004, expressed as a percentage of total revenues.

	Percentage of Revenues
	Fiscal year ended October 31,
	2006	2005	2004
Revenues:
License	51%	56%	55%
Maintenance	40	40	38
Professional services	9	4	7
Total revenues	100%	100%	100%
Cost of revenues:
License	2	2	3
Amortization of intangible assets	2	4	4
Maintenance	8	9	8
Professional services	6	6	6
Total cost of revenues	18%	21%	21%
Gross profit	82%	79%	79%
Operating expenses:
Sales and marketing	18	37	45
Research and development	18	25	29
General and administrative	22	29	26
Amortization of goodwill	0	0	0
Impairment of goodwill	0	65	4
Impairment of intangibles	0	17	2
Restructuring	1	4	18
Total operating expenses	59%	177%	124%
Income (loss) from operations	23%	-98%	-45%
Outside shareholders’ income from VIE	1	2	0
Other income, net	1	1	1
Gain on disposal of Variable Interest Entity	1	0	0
Income (loss) from continuing operations before taxes	26	-95	-44
Provision for income taxes	2	1	1
Net income (loss) from continuing operations	24%	-96%	-45%
Deemed dividend to preferred shareholders	0	0	-14
Net income (loss) from continuing operations attributable to common shareholders	24%	-96%	-59%
Net income (loss) from discontinued operations, net of income taxes	1	3	-7
Gain (loss) from sale of discontinued operations, net of income taxes	3	0	-2
Net income (loss)	28%	-93%	-68%

Revenues

Total Revenues:   The following table summarizes total revenues (in thousands, except percentages) for fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$16,745	$15,746	$17,697	$999	6%	$(1,951)	-11%

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

Our total revenues increased $999,000 (or 6%) in fiscal 2006 compared to fiscal 2005, and our total revenues decreased $1,951,000 (or 11%) in fiscal 2005 compared to fiscal 2004.

The inherently unpredictable business cycle of an enterprise software company, together with the cautious consumer behavior in the macro-economic environment, make discernment of continued and meaningful business trends more difficult. In terms of license revenues, we are still experiencing extremely cautious behaviors in IT purchasing in North America: lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, are factors adversely affecting our license revenues. This trend is more apparent in the telecommunications and technology industries. We, however, expect higher license and maintenance revenues and lower consulting revenues for fiscal 2007, resulting in comparable total revenues to fiscal 2006. The projected decrease in consulting revenues is primarily due to a significant European consulting arrangement in fiscal 2006 not expected to repeat in fiscal 2007. We anticipate higher license and maintenance revenues in fiscal 2007, as we have a higher level of dedicated resources and sales personnel allocated to the telecommunications sector in fiscal 2007.

Revenues by Category:   The following table summarizes our revenues by category (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Total revenues by category:
License revenues	$8,469	$8,828	$9,686	$(359)	-4%	$(858)	-9%
Maintenance revenues	6,726	6,305	6,783	421	7%	(478)	-7%
Professional services revenues	1,550	613	1,228	937	153%	(615)	-50%
Total	$16,745	$15,746	$17,697	$999	6%	$(1,951)	-11%
Percentage of revenues by category:
License revenues	51%	56%	55%
Maintenance revenues	40%	40%	38%
Professional services revenues	9%	4%	7%
Total	100%	100%	100%

Fiscal 2006 Compared to Fiscal 2005

License revenues:   License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $8.5 million (or 51% of total revenues) in fiscal 2006, a decline of $359,000 (or 4%) from $8.8 million (or 56% of total revenues) reported in fiscal 2005. In the European region, there was a $700,000 decrease in license revenues in fiscal 2006 compared to fiscal 2005, primarily due to a significant follow-on order from a European telecommunications company during the three months ended January 31, 2005 not repeated in fiscal 2006. This decline was partially offset by a $315,000 increase in license revenues from our North American region, largely as a result of a significant license transaction closed in the fourth quarter of fiscal 2006.

Maintenance revenues:   Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $6.7 million (or 40% of total revenues) in fiscal 2006, an increase of $421,000 (or 7%) from $6.3 million (or 40% of total revenues) reported in fiscal 2005. European maintenance revenues increased $310,000 in fiscal 2006, primarily as a result of three larger maintenance contracts, an increase in extended support agreements (i.e., for customers using older Versant software not supported through standard support agreements) that have a higher selling price, and to a lesser extent, back maintenance revenues. Additionally, there was an increase of $111,000 in maintenance revenues from our North American operations, primarily as a result of an increase in extended support agreements.

Professional services revenues:   Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $1.6 million (or 9% of total revenues) in fiscal 2006, an increase of $937,000 (or 153%) from $613,000 (or 4% of total revenues) reported in fiscal 2005. This increase was mainly due to two significant percentage-of-completion consulting arrangements with two European customers during fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

License revenues:   License revenues declined $858,000 (or 9%) in fiscal 2005 compared to fiscal 2004. This decline was largely attributable to a $2.7 million decline in license revenues in our North American region as a result of adverse market conditions and softness of demand for our Versant Object Database line of business. Further, due to our restructuring, we had organizational changes in our sales department and new management team that was not fully established until the fourth quarter of fiscal 2005, which resulted in delays in closure and, in some cases, failure to close certain license contracts. The decline was partially offset by a $1.8 million increase in license revenues from our European region as a result of a significant follow through order from a European telecommunications company during the first quarter of fiscal 2005, overall strong demand for our products in Europe, and the presence of an established sales force in our European region.

Maintenance revenues:   Our maintenance revenues decreased approximately $478,000 (or 7%) in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to a decline of $1.1 million in maintenance revenues in our North American region as a result of termination of a few major maintenance agreements for approximately $650,000 towards the end of the fourth quarter of fiscal 2004, and the impact of the elimination of product lines of approximately $450,000. The decrease was partially offset by an increase of $600,000 in maintenance revenues from our European region due to increased license revenues, the addition of Poet’s maintenance and support contracts, and the impact of a favorable foreign currency exchange gain of $106,000. Growth in maintenance revenues is highly dependent on our ability to generate additional license revenues as well as retaining our customer base.

Professional services revenues:   Our professional services revenues decreased approximately $615,000 (or 50%) in fiscal 2005 compared to fiscal 2004. The decline was primarily due to an overall decline of the backlog of our new professional services contracts in our North American region due to economic conditions.

Revenues by Geographic areas:   The following table summarizes total revenues by geographic area (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Total revenues by geographic area:
North America	$6,175	$5,306	$9,278	$869	16%	$(3,972)	-43%
Europe	10,138	10,087	7,690	51	1%	2,397	31%
Asia	432	353	729	79	22%	(376)	-52%
Total	$16,745	$15,746	$17,697	$999	6%	$(1,951)	-11%
Percentage of revenues by geographic area:
North America	37%	34%	53%
Europe	60%	64%	43%
Asia	3%	2%	4%
Total	100%	100%	100%

Fiscal 2006 Compared to Fiscal 2005

Total revenues increased $999,000 (or 6%) in fiscal 2006 compared to fiscal 2005. The increase in revenues is primarily due to an increase of $869,000 in our North America region revenues as a result of closing a significant license transaction during the fourth quarter of fiscal 2006 in the U.S. Additionally, there was an increase of $130,000 in revenues from our European and Asian regions.

International revenues represented approximately 63% and 66% of our total revenues in fiscal 2006 and fiscal 2005, respectively, compared to 47% in fiscal 2004.

The high percentage of international revenues for both fiscal 2006 and fiscal 2005 is mainly due to the following:

•       Stronger demand for our products in Europe.

•       Change of management and reduction in sales personnel in our U.S. operations.

•       Discontinuation of U.S. WebSphere consulting practice.

•       Integration of the Poet products in Europe due to our 2004 Poet merger.

Revenues from North America:   The $869,000 (or 16%) increase in North American revenues in fiscal 2006 compared to fiscal 2005 was mainly due to the closing of a significant transaction with a US customer totaling $1.2 million in license revenues during the fourth quarter of fiscal 2006.

Revenues from Europe:   Revenues from Europe for fiscal 2006 were at a level consistent with fiscal 2005 European revenues, with a $51,000 (or 1%) increase in European revenues in fiscal 2006 compared to fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Total revenues decreased $2.0 million (or 11%) in fiscal 2005 compared to fiscal 2004. The decrease in revenues was primarily due to a decline of $4.0 million (or 43%) in our North American region revenues offset by an increase of $2.4 million (or 31%) in the revenues of our European region. The revenue decline in North America was due to weak market conditions in this region. Further, due to our restructuring, we had an organizational change in our sales department and the new management team was not fully established until the fourth quarter of fiscal 2005, which resulted in delays and losses in closure of some of our revenue contracts.

In fiscal 2005, international revenues represented approximately 66% of our total revenues compared to 47% in fiscal 2004. The increase in international revenues, as a percentage of our total revenues in fiscal 2005 over fiscal 2004, partially reflects the fact that Poet’s operations, which represents a major component of our European revenues, was included in the entire period in fiscal 2005, but was only partially included in fiscal 2004 from March 18, 2004. Further, we have a more established sales force in Europe and operate in a more favorable market condition there.

Revenues from North America:   The $4.0 million (or 43%) decline in North American revenues in fiscal 2005 compared to fiscal 2004 occurred across all three categories of revenues in this region. We attribute this outcome more to cautious purchasing behavior in the region rather than a discernable trend that customers are moving away from using Versant’s technology. Lower license revenues in North America were mainly due to softness of demand for our Versant Object Database product line and the lack of execution of any major contract. Lower maintenance revenues in North America were due to a decline of new license revenues and termination of some major maintenance contracts. Lower professional services revenues in North America were primarily due to completion of several long-term consulting engagements that were not renewed or replaced during the fiscal year.

Revenues from Europe:   The $2.4 million (or 31%) increase in European revenues in fiscal 2005 compared to fiscal 2004 was primarily due to a significant follow-on order from a European telecommunications company for $1.8 million received during the three months ended January 31, 2005, existence of an overall strong demand for our products in Europe, a well established sales force in our European region, and the impact of favorable foreign currency exchange rates of $359,000.

Revenues by Industry:   The following table summarizes our revenues by industry (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Total revenues by industry:
Technology	$5,679	$3,130	$3,774	$2,549	81%	$(644)	-17%
Telecommunications	4,508	4,084	4,575	424	10%	(491)	-11%
Defense	1,871	1,353	3,202	518	38%	(1,849)	-58%
Other	4,687	7,179	6,146	(2,492)	-35%	1,033	17%
Total	$16,745	$15,746	$17,697	$999	6%	$(1,951)	-11%
Percentage of revenues by industry:
Technology	34%	20%	21%
Telecommunications	27%	26%	26%
Defense	11%	9%	18%
Other	28%	45%	35%
Total	100%	100%	100%

Fiscal 2006 Compared to Fiscal 2005

The technology industry has been one of our major revenue sources. The incorporation of Versant products into the application offerings of independent software vendors, or “ISVs”, such as PeopleSoft (since acquired by Oracle) and Borland as well as increasing sales of the ISV’s products has generated most of the license revenues in this industry. Our products are used by the technology industry mainly for demand consensus forecasts, collaborative planning and requirements definition. Our revenues in the technology industry increased $2.5 million (or 81%) in fiscal 2006 compared to fiscal 2005. This increase was mainly due to revenues from several European technology customers. In fiscal 2006, our European operation was able to close several deals in this sector that were delayed from fiscal 2005. We also had a significant percentage-of-completion consulting agreement with a technology company in Europe that contributed to this increase.

The telecommunications industry continues to be a very significant vertical market industry for us. We market our products to the telecommunications industry in strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing. Our revenues from the telecommunications industry increased $424,000 (or 10%) in fiscal 2006 compared to fiscal 2005; this increase was primarily a result of a significant license contract from a European telecommunications company in the third quarter of fiscal 2006 for approximately $590,000.

Defense industry revenues increased $518,000 (or 38%) in fiscal 2006 compared to fiscal 2005 mainly due to a major percentage-of-completion consulting agreement with a European customer during fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Our revenues in the technology industry decreased $644,000 (or 17%) in fiscal 2005 compared to fiscal 2004. This was primarily due to a decline in our North American professional services revenues.

Our revenues from the telecommunications industry declined $491,000 (or 11%) in fiscal 2005 compared to fiscal 2004, primarily due to a continued weak demand for our products in the telecommunications industry.

Defense industry revenues declined $1.8 million (or 58%) in fiscal 2005 compared to fiscal 2004, mainly due to a decline in demand for our products in the defense industry and the absence of any major defense industry contracts as a result of economic conditions and changes in management of our sale organization.

Cost of Revenues

Cost of Revenues:   The following table summarizes the cost of revenues (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$16,745	$15,746	$17,697	$999	6%	$(1,951)	-11%
Cost of license revenues	313	274	457	39	14%	(183)	-40%
Cost of maintenace revenues	1,442	1,456	1,516	(14)	-1%	(60)	-4%
Cost of professional service revenues	1,021	870	1,059	151	17%	(189)	-18%
Amortization of intangibles	315	671	698	(356)	-53%	(27)	-4%
Total cost of revenues	$3,091	$3,271	$3,730	$(180)	-6%	$(459)	-12%
Gross margin	$13,654	$12,475	$13,967	$1,179	9%	$(1,492)	-11%
Gross margin percentage	82%	79%	79%

Cost of revenues was $3.1 million (or 18% of total revenues) in fiscal 2006, a decline of $180,000 (or 6%) from the cost of revenues of $3.3 million (or 21% of total revenues) reported in fiscal 2005. This decline included unfavorable foreign currency fluctuations of approximately $79,000.

Cost of revenues was $3.3 million (or 21% of total revenues) in fiscal 2005, a decrease of $459,000 (or 12%) from the cost of revenues of $3.7 million (or 21% of total revenues) reported in fiscal 2004.

Gross margin percentages (cost of revenues as a percentage of total revenues) were slightly improved at 82% in fiscal 2006, and relatively flat at 79% in 2005 and 2004.

Cost of license revenues:   Cost of license revenues consists primarily of royalties and costs of third party products, which we resell to our customers, as well as product media and shipping and packaging costs.

The following table summarizes the cost of license revenues (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
License
Revenues	$8,469	$8,828	$9,686	$(359)	-4%	$(858)	-9%
Cost	313	274	457	39	14%	(183)	-40%
Margin	$8,156	$8,554	$9,229	$(398)	-5%	$(675)	-7%
Margin percentage	96%	97%	95%

Fiscal 2006 Compared to Fiscal 2005

Cost of license revenues was $313,000 (or 4% of license revenues) in fiscal 2006, and increased $39,000 (or 14%) from the cost of license revenues of $274,000 (or 3% of license revenues) in fiscal 2005. The increase was primarily due to an increase in product media and packaging costs, as well as warranty reserves offset by a decrease in costs associated with one discontinued product line in our European operations of approximately $79,000. Additionally, there was a decrease of $44,000 in cost of third party products in our North American operation.

License margin decreased by 1% in fiscal 2006 compared to fiscal 2005 due to the slight increase in cost of license revenues in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Cost of license revenues was $274,000 (or 3% of license revenues) in fiscal 2005, and decreased $183,000 (or 40%) from the cost of license revenues of $457,000 (or 5% of license revenues) in fiscal 2004. The decrease was primarily due to a $250,000 decline in the cost of license revenues in our North American region related to a reduction in royalty expenses associated with the termination of a contract with one of our third party vendors for licenses that we no longer embed in our standard product line. The termination of this royalty contract resulted in a reduction of royalty expenditures of approximately $100,000 per quarter. This decrease was partially offset by an increase of $69,000 in our European region related to royalty expenses for third party products that we embed in our standard product line in Europe.

License margin improved by 2% in fiscal 2005 compared to fiscal 2004 due to the fact that our revenue mix included fewer revenues from the sale of third party products, which have lower margins.

Cost of maintenance revenues:   Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

The following table summarizes the cost of maintenance revenues (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Maintenance
Revenues	$6,726	$6,305	$6,783	$421	7%	$(478)	-7%
Cost	1,442	1,456	1,516	(14)	-1%	(60)	-4%
Margin	$5,284	$4,849	$5,267	$435	9%	$(418)	-8%
Margin percentage	79%	77%	78%

Fiscal 2006 Compared to Fiscal 2005

Cost of maintenance revenues was $1.4 million (or 21% of maintenance revenues) in fiscal 2006, representing a decline of $14,000 (or 1%) from the cost of cost of maintenance revenues of $ 1.5 million (or 23% of maintenance revenues) reported in fiscal 2005. The overall cost of maintenance revenues remained relatively consistent in these two years. The decline in absolute dollars of $14,000 was mainly due to a headcount reduction of one employee (resulting in a reduction in salary and related expenses of $34,000 in our U.S. operations) as a result of fiscal 2005 restructuring activities, offset by an increase of approximately $20,000 in traveling and related expenses in our European operations as a result of increased maintenance revenues in that region.

Maintenance margins improved by 2% in fiscal 2006 compared to fiscal 2005, because of improved utilization of our maintenance resources with increased maintenance revenues during fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Cost of maintenance revenues was $1.5 million (or 23% of maintenance revenues) in fiscal 2005, and declined $60,000 (or 4%) from the cost of maintenance revenues of $1.5 million (or 22% of maintenance revenues) in fiscal 2004. The decrease in absolute dollars was primarily due to a $195,000 decline in the cost of maintenance revenues in our North American region related to reduction in headcount of three employees and their associated salary and benefits expenses and facilities allocation costs. This decrease in our North American region was partially offset by a $140,000 increase in expenses in our European region, as the result of the Poet acquisition and our decision to maintain a technical support presence in Europe to accommodate the requirements for technical services from our European customer base subsequent to the Poet merger.

Maintenance margins declined by 1% in fiscal 2005 compared to fiscal 2004, as the reduction in maintenance revenues outpaced the reduction in certain fixed costs during the period.

Cost of professional services revenues:   Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

The following table summarizes the cost of professional services revenues (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Professional services
Revenues	$1,550	$613	$1,228	$937	153%	$(615)	-50%
Cost	1,021	870	1,059	151	17%	(189)	-18%
Margin	$529	$(257)	$169	$786	306%	$(426)	-252%
Margin percentage	34%	-42%	14%

Fiscal 2006 Compared to Fiscal 2005

Cost of professional services revenues was $1.0 million (or 66% of professional services revenues) in fiscal 2006, and increased $151,000 (or 17%) over the cost of professional services revenues of $870,000 (or 142% of professional services revenues) in fiscal 2005. This was primarily due to increases in salary and consultant compensation as a result of transferring resources from engineering to professional services after full utilization of professional services personnel in our European region pursuant to our percentage-of-completion consulting engagements with certain European customers.

In Europe, there is a typical one-year warranty requirement for all our products and services. Prior to our merger with Poet in March 2004, Poet Holdings, Inc. provided for a reserve for such warranties that could be in excess of its regular maintenance programs. We have continued to maintain a reserve of approximately $8,000 related to the FastObjects products in Europe as of October 31, 2006. Pursuant to our consulting percentage-of-completion engagements with certain European customers, we have recorded additional warranty reserves of $128,000 for fiscal 2006.

The professional services margin improved by 76% in fiscal 2006 compared to fiscal 2005 due to better utilization of our professional personnel. The negative margin in professional services for fiscal 2005 was due to under-utilization of one full-time employee dedicated to professional services as a result of delays related to a major consulting project during fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Cost of professional services revenues was $870,000 (or 142% of professional services revenues) in fiscal 2005, and declined $189,000 (or 18%) from cost of professional services revenues of $1.1 million (or 86% of professional services revenues) in fiscal 2004. This was primarily due to a decline of $260,000 in our North American region related to a headcount reduction of one employee and the associated salary, benefits and facility allocation cost. The decline was partially offset by an increase of $72,000 in our European region due to increased service revenues in that region.

The professional services margin declined by 56% in fiscal 2005 compared to fiscal 2004 due to lower utilization rates of our professional personnel. The negative margin in professional services for fiscal 2005 was due to under-utilization of one full-time employee dedicated to professional services as a result of delays related to a major consulting project during fiscal 2005.

Amortization of Intangible Assets:   The amortization of intangible assets in fiscal 2006 consists of the amortization of intangible assets acquired in the 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

The following table summarizes the amortization of intangible assets (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

	Fiscal Year ended			Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Mokume Software, Inc.	$—	$—	$72	$—	—	$(72)	-100%
Poet Holdings, Inc.	189	507	571	(318)	-63%	(64)	-11%
JDO Genies (PTY), LTD.	110	112	35	(2)	-2%	77	220%
FastObjects, Inc.	16	52	20	(36)	-69%	32	160%
Total amortization of purchased intangibles	$315	$671	$698	$(356)	-53%	$(27)	-4%

Fiscal 2006 Compared to Fiscal 2005

Amortization of intangible assets was $315,000 (or 4% of license revenues) in fiscal 2006, and decreased $356,000 (or 53%) from amortization of intangible assets of $ 671,000 (or 8% of license revenues) in fiscal 2005. The decline was due to several write-offs of our previously amortized intangible assets for $2.6 million in fiscal 2005.

We expect to incur approximately $79,000 per quarter for amortization of intangible assets in fiscal 2007.

Fiscal 2005 Compared to Fiscal 2004

The amortization of intangible assets in fiscal 2005 consists of the amortization of intangible assets acquired in the 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $671,000 (or 4% of total revenues) in fiscal 2005 as compared to $698,000 (or 4% of total revenues) in fiscal 2004. The decline in absolute dollars of $27,000 in fiscal 2005 compared to fiscal 2004 was due to several write offs of our intangible assets, which occurred in late fiscal 2005, eliminating associated amortization of these written-off assets.

Operating Expenses

Operating Expenses.   The following table summarizes our operating expenses (in thousands, except percentages) for fiscal 2006, 2005 and 2004:

				Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	Fiscal Year ended October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Operating expenses
Sales and marketing	$3,062	$5,803	$8,004	$(2,741)	-47%	$(2,201)	-27%
Research and development	3,147	3,925	5,137	(778)	-20%	(1,212)	-24%
General and administrative	3,712	4,647	4,514	(935)	-20%	133	3%
Impairment of goodwill and intangibles	—	12,913	1,024	(12,913)	-100%	11,889	1161%
Restructuring	218	638	3,271	(420)	-66%	(2,633)	-80%
Total	$10,139	$27,926	$21,950	$(17,787)	-64%	$5,976	27%

Fiscal 2006 Compared to Fiscal 2005

Total operating expenses were $10.1 million (or 61% of total revenues) in fiscal 2006. Our total operating expenses in fiscal 2006 represented a decline of $4.9 million (or 32%) from $15 million of total operating expenses (after excluding $12.9 million of write-offs for impairment of goodwill and intangible assets in fiscal 2005), reported for fiscal 2005. This decline included unfavorable foreign currency exchange fluctuations of $68,000. The most significant portion of this decline in our operating expenses was a reduction in our sales and marketing expenses by approximately $2.7 million as part of our restructuring efforts, followed by a $935,000 reduction in our general and administrative expenses and a $778,000 reduction in research and development expenses, discussed further below.

Sales and Marketing:   Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $3.1 million (or 18% of total revenues) in fiscal 2006, a decrease of $2.7 million (or 47%), compared to $5.8 million (or 37% of total revenues) in fiscal 2005. The decrease was primarily due to headcount reductions of six personnel in our U.S. sales operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $1.1 million) and headcount reductions of five personnel in European operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $489,000). Additionally, the sales activities and marketing programs were reduced in both the U.S. and European operations resulting in a reduction of expenses of approximately $939,000. Headcount reductions were the result of our fiscal 2005 restructuring activities to better align our costs with current revenue levels.

We expect sales and marketing expenses in fiscal 2007 to be generally consistent with our sales and marketing expense levels in fiscal 2006, and that sales and marketing expense will continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development:   Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $3.1 million (or 19% of revenues) for fiscal 2006, a decrease of $778,000 (or 20%), compared to $3.9 million (or 25% of revenues) in fiscal 2005. The decrease was mainly due to headcount reductions of three personnel in our U.S. operations (resulting in a reduction of salary and payroll related expenses, as well as severance payments totaling $355,000) and a decline in temporary help and outside consultant expenses (resulting in a reduction of $402,000). These reductions were primarily due to our fiscal 2005 restructuring activities.

We anticipate that we will continue to invest significant resources in research and development activities in the future to develop new products, advance the technology of our existing products and develop new business opportunities. We expect our research and development expenses in fiscal 2007 to be generally consistent with our research and development expenses levels in fiscal 2006.

General and Administrative:   General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $3.7 million (or 22% of total revenues) in fiscal 2006, a decrease of $935,000 (or 20%), compared to $4.6 million (or 30% of total revenues) in fiscal 2005. The decrease was mainly due to headcount reductions of three personnel in U.S. operations (resulting in a reduction of salary and payroll related expenses totaling $99,000) and a reduction in temporary help and outside consultant expenses (resulting in a reduction of $97,000) as the result our fiscal 2005 restructuring activities. Legal expenses declined by $677,000 and were primarily a result of an insurance reimbursement for certain legal costs of $241,000, a reduction of $185,000 in legal expenses related to a legal settlement, and a reduction of $251,000 in overall legal costs due to less complex regulatory issues during fiscal 2006. Additionally, accounting and SEC filing related expenses declined by $297,000 due to more streamlined operations and procedures. These declines were offset by an increase of approximately $279,000 in salary and traveling expenses in our European operations attributable to our CEO as a result of a reorganization in management.

We expect our general and administrative expenses to increase moderately for fiscal 2007 due to costs associated with implementation of Section 404 of the Sarbanes-Oxley of 2002 and the absence of any reimbursement for legal costs in fiscal 2007, and legal fees and potential costs associated with a pending litigation in which a customer, Rockwell Automation, is seeking indemnity from a third-party claim asserted against Rockwell Automation by Systems America, Inc.

Fiscal 2005 Compared to Fiscal 2004

Operating expenses were $28.0 million (or 177% of total revenues) in fiscal 2005, an increase of $6.0 million (or 27%), compared to $22.0 million (or 124% of total revenues) in fiscal 2004. This increase included $12.9 million of non-cash changes for impairment of goodwill and intangible assets and restructuring charges of $638,000 in fiscal 2005, compared to $1.0 million of non-cash charges for impairment of goodwill and intangible assets, and restructuring charges of $3.3 million in fiscal 2004. This increase also included $187,000 of foreign currency exchange losses. These increases were countered by significant reductions in our sales and marketing expenses and research and development expenses in fiscal 2005 as compared to fiscal 2004, which were implemented as part of our restructuring efforts.

Sales and Marketing:   Sales and marketing expenses were $5.8 million (or 37% of total revenues) in fiscal 2005, a decrease of $2.2 million (or 27%), compared to $8.0 million (or 45% of total revenues) in fiscal 2004. The decrease was mainly due to a decline of $1.4 million in the costs of our North American sales organization as a result of headcount reductions of seven employees and their related salaries, benefits, commissions, traveling expenses and facilities allocation costs, as well as a decline of $180,000 in consulting expenses in our North American marketing organization as a result of reduced activities in various marketing programs. In addition, there was a decline of $600,000 in sales and marketing expenses in our European region, due primarily to a decline in salaries, benefits, commissions and traveling expenses in our European sale organization related to a headcount reduction of nine sales employees.

Research and Development:   Research and development expenses were $3.9 million (or 25% of revenues) in fiscal 2005, a decrease of $1.2 million (or 24%), compared to $5.1 million (or 29% of revenues) in fiscal 2004. The decrease was primarily due to a reduction of $1.6 million in expenses for our North American research and development operations related to a headcount reduction of twelve employees and their related salaries and benefits as part of our restructuring in the fourth quarter of fiscal 2004. These cost reductions were partially offset by an increase of $314,000 in our European operational costs for an additional six employees who joined Versant pursuant to the Poet acquisition and their related salary and benefit expenses. We also experienced an increase of $74,000 in our Indian operations for an additional headcount of nine employees for their related salary and benefits.

General and Administrative:   General and administrative expenses were $4.6 million (or 30% of total revenues) in fiscal 2005, an increase of $133,000 (or 3%), compared to $4.5 million (or 26% of total revenues) in fiscal 2004. This increase was due to an $820,000 increase in North American expenses for professional services fees which were primarily associated with accounting and legal services for SEC compliance, offset by a decline of $473,000 in North American region expenses related to the headcount reduction of four employees and their associated salary, benefits and facility allocation costs. These costs were further offset by a decline of $200,000 in our European operational expenses related to the headcount reduction of six employees and their associated salaries and benefits due to consolidation of Versant Europe operations with Poet.

Outside Shareholders’ Loss from Variable Interest Entity or “VIE”

	Fiscal Year ended			Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Outside shareholders’ income from VIE	$138	$320	$—	$(182)	-57%	$320	—

During the three months ended July 31, 2005, as part of our restructuring plan, we spun-off the assets of our VOA.Net product to Vanatec, and we committed to the capital contribution of an additional 212,500 euros (or $260,000) to Vanatec, which we fully contributed on November 3, 2005. We determined that equity at risk in Vanatec was not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

Vanatec’s results were included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. During the three months ended January 31, 2006, we absorbed our share of Vanatec’s losses up to the point that it exceeded variable interest liability; and subsequent to that we absorbed 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006.

On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for €4,900 and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty interest at a rate of six percent of its net proceeds, but no less than €30 per copy of licenses it grants of the co-owned technology, for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of €450,000. As a result of Versant’s sale of its interest in Vanatec and this agreement, Versant determined that it was no longer the primary beneficiary of Vanatec, and thus, was no longer required to consolidate Vanatec’s operating results. We continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006. We are no longer required to consolidate the operating results of Vanatec as of March 28, 2006.

Other Income, Net

Other income, net primarily represents the foreign currency gain or loss as a result of settling transactions denominated in currencies other than our functional currency. It also represents the interest expense due to our financing activities offset by interest income earned for our cash and cash equivalents.

The following table summarizes our other income, net (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

	Fiscal Year ended			Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Other income (expense), net
Interest income	$154	$63	$77	$91	144%	$(14)	-18%
Interest expense	(6)	(26)	(3)	20	-77%	(23)	767%
Foreign exchange gain (loss)	6	132	(47)	(126)	-95%	179	381%
Other income (expense)	54	28	57	26	93%	(29)	-51%
Effect of accounting change	—	—	35	—	—	(35)	-100%
Total	$208	$197	$119	$11	6%	$78	66%

Fiscal 2006 Compared to Fiscal 2005

Other income, net was $208,000 (or 1% of revenues) in fiscal 2006 compared to $197,000 (or 1% of revenues) in fiscal 2005. The increase in absolute dollars of $11,000 was largely due to an increase in interest income of $91,000 from our European operations due to higher cash balances and higher interest rates, which was offset by foreign exchange rate fluctuations between fiscal 2006 and fiscal 2005 of approximately $126,000.

Fiscal 2005 Compared to Fiscal 2004

Other income, net was $197,000 (or 1% of revenues) in fiscal 2005, compared to $119,000 (or 1% of revenues) in fiscal 2004. The increase in absolute dollars of $78,000 was due primarily to foreign exchange fluctuations of $179,000 as a result of a stronger local currencies compared to the U.S. dollar, offset by decreases in interest income, effect of accounting change and other income for approximately $101,000.

Gain on Disposal of VIE

As discussed above, we are no longer required to consolidate the operating results of Vanatec as of March 28, 2006; therefore, we recorded a gain of $131,000 related to the deconsolidation of Vanatec in our consolidated statement of operations during the three months ended April 30, 2006. This amount is comprised of the reversal of the excess losses that we had absorbed previously for $105,000, the consideration that we received from a third party investor in lieu of our interest at Vanatec of $6,000, the transfer of property and equipment for $17,000; other comprehensive income for $6,000; and offset by foreign currency losses of $3,000.

Provision for Income Taxes

Provision for income taxes primarily consists of corporate income taxes for our subsidiaries in Germany and U.K. and, to a lesser extent, foreign withholding taxes and state income and franchise taxes in the U.S. The following table summarizes our provision for income taxes (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

	Fiscal Year ended			Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Provision for income taxes
Foreign withholding taxes	$7	$24	$88	$(17)	-71%	$(64)	-73%
Provision for income taxes Germany	210	—	—	210	100%	—	—
Provision for income taxes UK	126	—	—	126	100%	—	—
Provision for income taxes India	15	—	—	15	100%	—	—
US state and franchise taxes	32	13	—	19	146%	13	100%
Total	$390	$37	$88	$353	954%	$(51)	-58%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. The provision for income taxes in Germany of approximately $210,000 for fiscal 2006 is attributable to the taxable income related to our German operations that is in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes. Furthermore, we fully utilized our tax loss carry forwards in the U.K. during fiscal 2006. The U.K. provision for income taxes of $126,000 reflects the net taxable income subject to U.K. taxes after utilization of the available tax loss carry forward.

We incurred foreign withholding tax and state franchise tax of approximately $39,000, $37,000, and $88,000 in fiscal 2006, 2005 and 2004, respectively, which we have included in our income tax provision.

At October 31, 2006, we had federal and state net operating loss carry forwards of $82.5 million and $22.6 million, respectively, and federal and state tax credit carry forwards of $2.2 million and $1.3 million, respectively. The federal tax credit carry forwards expire on various dates through 2025, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2006, we had German net operating tax loss carry forwards of approximately $40.2 million. The German net operating tax loss carry forwards can be carried forward indefinitely. Due to our history of operating losses, we believe that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $48.2 million has been recorded against our net deferred tax assets. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

Due to “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carry forwards to offset federal taxable income in future periods is subject to an annual limitation.

A portion of deferred tax assets relating to net operating losses, pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

Income (loss) From Discontinued Operations, Net of Income Taxes:

In February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments during a 24-month period following the close of the transaction. Additionally, in September 2004, we sold all the stock of Poet GmbH, an indirect Versant subsidiary that owned the assets and employed the personnel of our Catalog Solutions Business (the “Catalog Business”) to a privately held German company. As a result, we have reflected the results of operations of the WebSphere consulting practice for fiscal 2006, fiscal 2005, and fiscal 2004 and the results of operations of the Catalog Business for fiscal 2004 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice and the Catalog Business. The results from the discontinued WebSphere and Catalog Business operations, however, are reported as income (loss) from discontinued operations, net of income taxes.

The following table summarizes our income (loss) from discontinued operations, net of income taxes (in thousands, except percentages) in fiscal 2006, 2005 and 2004:

	Fiscal Year ended			Fiscal 2006 vs 2005		Fiscal 2005 vs 2004
	October 31,			Increase (Decrease)		Increase (Decrease)
	2006	2005	2004	In Dollars	Percentage	In Dollars	Percentage
Income (loss) from discontinued operations, net of income taxes	$231	$417	$(1,314)	$(186)	-45%	$1,731	132%

Fiscal 2006 Compared to Fiscal 2005

Income from discontinued operations, net was $231,000 in fiscal 2006 compared to $417,000 in fiscal 2005. The $231,000 income from discontinued operations in fiscal 2006 primarily represents royalty payments for Websphere during fiscal 2006. The $417,000 income from discontinued operations in fiscal 2005 primarily represents Websphere’s net income for fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Income from discontinued operations, net was $417,000 in fiscal 2005 compared to loss from discontinued operations of $1.3 million in fiscal 2004. The $1.3 million loss from discontinued operations in fiscal 2004 primarily represents the net loss of $1.6 million from our Catalog Business offset by Websphere’s net income of $332,000 for fiscal 2004.

Liquidity and Capital Resources

Cash and Cash Equivalents

In fiscal 2006 we financed our operations and met our capital expenditure requirements through cash flows from operations.

As of October 31, 2006, $7.0 million of our $8.2 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $3.9 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of October 31, 2006
	Local Currency	U.S. Dollar
Cash in foreign currency:
Euro	€2,907	$3,699
British Pound	£106	200
India Rupee	Rs. 1,137	25
Total		$3,924

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our net operating results has not been significant. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2007.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 46% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

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

We believe that, with our current cost structure, we can reasonably expect to operate at a positive cash flow level in fiscal 2007.

Cash Flow provided by (used in) Operating Activities

This table aggregates certain line items from our cash flow statements for the following fiscal years to present the key items affecting our operating activities (in thousands):

	Fiscal Year ended October 31,
	2006	2005	2004
Net cash provided (used) by operating activities:
Net income (loss)	$4,301	$(14,554)	$(9,575)
Loss (gain) from the disposal of assets	(599)	—	309
Earnings (losses) from discontinued operations	(231)	(417)	1,955
Non-cash adjustments	674	13,734	3,019
Accounts receivable	(260)	2,690	(93)
Prepaid expense and other assets	194	726	237
Accounts payable, accrued liabilities and other liabilities	(1,342)	(1,988)	1,402
Deferred revenues	673	(40)	(1,780)
Deferred rents	(137)	(83)	(42)
Total	$3,273	$68	$(4,568)

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

Fiscal 2006

We generated $3.3 million of cash flows from operations in fiscal 2006. This was primarily derived from $4.3 million in net income and was partially offset by $806,000 cash used, as a result of reduction in accounts payables, accrued liabilities and other liabilities.

Non-cash adjustments were $674,000, as reflected in our cash flow statement in fiscal 2006, which were primarily depreciation and amortization expenses of $518,000 and stock based compensation expenses of $236,000. Non-cash adjustments may increase or decrease in the future and, as a result, this might positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding, or “DSO”. We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues divided by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 56 days, 45 days and 78 days for the three months ended October 31, 2006, October 31, 2005 and October 31, 2004, respectively.

Our working capital was $6.2 million as of October 31, 2006 compared to $870,000 as of October 31, 2005.

The change in assets and liabilities of $872,000 in fiscal 2006 was due to the following:

•       Deferred revenues increased by $673,000 during fiscal 2006. European deferred revenues increased $580,000 due primarily to a significant long-term maintenance agreement with a European customer, and an increase of $93,000 in U.S. deferred revenues as a result of extended support maintenance agreements.

•       Accounts payable and other accrued liabilities declined $1.3 million primarily due to a decrease in liabilities related to discontinuation of WebSphere consulting of $322,000, a decrease in restructuring accrual due to facility-related payments of $672,000 made against the accrual, a decrease of $339,000 due to lower legal expenses liabilities and accruals, and a decrease of $262,000 in marketing, accounting and other general liabilities and accruals due to streamlining procedures and improved cost control. These decreases were partially offset by an increase of $346,000 related to income tax liabilities accrual in our European region due to statutory limitation on the net operating loss utilization in Germany and exhaustion of our net operating loss carry forward in the United Kingdom.

•       Accounts receivable increased by $260,000 primarily due to a net $512,000 increase from our U.S operations as a result of a significant customer receivable in the fourth quarter of the fiscal 2006, and this increase was partially offset by a decrease of $235,000 in our U.K. operations.

Fiscal 2005

We generated $68,000 of cash flows from operations in fiscal 2005. This was primarily due to a $2.7 million reduction in accounts receivables as a result of improved collections procedures and improved days sales outstanding, or DSO, and was partially offset by $2.1 million cash used, as a result of reduction in accounts payables, accrued liabilities and other liabilities.

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

•       Reductions in accounts payable and other accrued liabilities of $2.1 million were primarily due to $1.4 million of payments made against our restructuring accrual, of which $504,000 was employee related and $926,000 was facilities related including adjustments of $122,000 against our restructuring accrual due to the new sub-leasing agreement in our UK office. The remaining reduction of $725,000 was primarily due to payout for consulting, commission and bonus payables of $149,000 in the U.S. in line with lower revenue levels; the reduction of acquisition accruals of $335,000 in the U.S. due to the pay out of the remaining JDO purchase price; the reduction of customer deposit account of $200,000 in U.S. and payout of consulting accrual of $178,000 in U.S as result of decreased third party consultants expenses.

•       Decrease of $2.7 million in accounts receivable was primarily due to a decrease in revenues and also better collection procedures that resulted in a decline in our DSO in fiscal 2005.

Fiscal 2004

We used $4.6 million cash in operating activities in fiscal 2004, which was comprised of the following:

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

Cash Flow provided by (used in) Investing Activities

Our primary uses of cash in investing activities have typically been for the purchases of property and equipment (mostly information technology related equipment). However, in fiscal 2004 and 2003, we made a number of acquisitions (Poet, FastObjects, Inc. and the JDO Genie technology) and incurred significant costs in connection with such acquisitions. Additionally, in fiscal 2006, we sold our WebSphere consulting practice and our interests in Vanatec, the proceeds from which are reflected in investing activities. And in fiscal 2004, we sold our catalog solutions business for cash, the proceeds from which are reflected in investing activities.

Fiscal 2006

In fiscal 2006, net cash provided by investing activities was approximately $385,000, comprised of the following:

•       Cash inflows from the proceeds of sale of our WebSphere practice and interests of Vanatec for approximately $506,000, offset by

•       Cash used in purchases of property and equipment of $144,000 and cash generated from sales of property and equipment of $23,000.

We anticipate an increase in purchases of property and equipment in fiscal 2007, including costs related to the replacement of older server equipment and other computer related equipment in both Germany and the U.S., and capital expenditures related to new corporate headquarters in the U.S., as the current building lease expires on June 30, 2007.

Fiscal 2005

In fiscal 2005, net cash used in investing activities was approximately $47,000, comprised of the following:

•       Cash used in purchases of property and equipment of $20,000 and cash generated from sales of property and equipment of $32,000, and

•       $59,000 related to acquisition of a 19.6% of interest in Vanatec, a privately held company to whom we spun-out our VOA.Net assets.

Fiscal 2004

In fiscal 2004, net cash provided by investing activities was approximately $6.4 million, comprised of the following:

•       Cash inflows from the acquisition of Poet (net of transaction costs) and the sale of our catalog business for approximately $7.2 million, offset by

•       Investing outflows representing the net acquisition costs of FastObjects Inc. and the JDO Genie technology for approximately $500,000 and purchases of property and equipment for approximately $262,000.

Cash Flow provided by (used in) Financing Activities

Fiscal 2006

Our main source of cash from financing activities was proceeds from sale of common stock under our employee stock option and stock purchase plans and, in the periods that we had a receivable line of credit in place, periodic draw-downs on the credit line that were typically repaid within a month.

In fiscal 2006, $140,000 cash was provided by financing activities comprised of the following:

•       Cash inflows of $192,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans, and

•       Cash payments of $39,000 for the repayment of the borrowing under our line of credit.

•       Principal payments of $13,000 under capital lease obligations.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of October 31, 2006 we had approximately 193,000 shares available to issue under our current equity incentive and director plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Fiscal 2005

Our main source of cash from financing activities was proceeds from sale of common stock under our employee stock option and stock purchase plans and, in the periods that we had a receivable line of credit in place, periodic draw-downs on the credit line that were typically repaid within a month.

In fiscal 2005, $380,000 cash provided by financing activities, comprised of the following:

•       Cash inflows of $334,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans, and

•       Cash inflows of $50,000 due to proceeds from the borrowing from the line of credit during the fourth quarter of fiscal 2005. On June 21, 2005, Versant and a bank entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement, collectively, the “Loan Agreements”. Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million from the bank atany one time under a revolving secured accounts receivable-based line of credit. This line of credit permits Versant to obtain short-term loan advances from the bank equal to 80% of the face amount of specific eligible accounts receivable of Versant. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate. As noted below, this credit facility expires in June 2007 and we do not currently expect to renew it.

Fiscal 2004

On September 3, 2004, our receivables based credit line for $5.0 million with a financial institution expired and we elected not to renew the facility at that time due to our very low historic usage of this credit line. The last time we borrowed under this line was in October 2003 for $500,000, and this amount was repaid within a month.

Our primary uses of cash in financing activities were typically for the repayments under our receivables credit line that, as mentioned above, expired in September 2004.

In fiscal 2004, cash provided and used in financing activities were as follows:

•       Repayment of the amount drawn-down on the receivables credit line for $500,000 in October 2003, offset by

•       The proceeds for the sale of common stock for $468,000, under our stock option and employee stock purchase plans.

Commitments and Contingencies

Our principal commitments as of October 31, 2006 consisted of obligations under operating leases for facilities and equipment.

In November 1996, we entered into a ten-year operating lease agreement for our corporate headquarters in Fremont, California that commenced on July 1, 1997 and expires on June 30, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis. We also lease field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expense in fiscal years ended October 31, 2006, October 31, 2005 and October 31, 2004, were approximately $877,000, $1.0 million, and $1.7 million, respectively.

We have recorded approximately $591,000 of our commitments on our October 31, 2006 Balance Sheet. Our annual minimum commitments as of October 31, 2006 under non-cancelable operating leases, not recorded on the October 31, 2006 balance sheet, are as follows:

	Rental	Equipment
	Lease	Leases	Total
Fiscal year ending October 31,
2007	1,054	60	1,114
2008	93	43	136
2009	—	34	34
2010	—	16	16
Thereafter	—	22	22
Total	$1,147	$175	$1,322

On June 21, 2005, we entered into a Loan and Security Agreement with a financial institution, a Streamline Facility Agreement and an Intellectual Property Security Agreement, or collectively, the “Loan Agreements”. Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million from the bank at any one time under a revolving secured accounts receivable-based line of credit. This line of credit permits us to obtain short-term loan advances from the financial institution equal to 80% of the face amount of our specific eligible accounts receivable. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate. Our obligations to the financial institution under the Loan Agreements are secured by a first security interest in all of our assets, including our equipment, cash and intellectual property. The credit facility provided by the Loan Agreements will expire by June 21, 2007, and we do not expect to renew this facility or enter into another credit facility in fiscal 2007.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. In recognition that a period of six to nine months would be needed to initially apply FIN 48, the effective date of FIN 48 is the first fiscal year beginning after December 15, 2006, with early adoption encouraged. The Company is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The new guidance will be effective for us on November 1, 2008 and we are currently assessing the impact on our financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.

SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006, therefore for us, the year ended October 31, 2007. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. We believe SAB 108 will not have a material impact on our annual financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency hedging instruments.   We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2007.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 46% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

We do not use derivative financial instruments for speculative trading purposes.

Interest rate risk.   Our cash equivalents primarily consist of money market accounts; therefore, we do not believe that our interest rate risk is significant at this time.

Item 8.                        Financial Statements and Supplementary Data.

VERSANT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of Versant Corporation

We have audited the accompanying consolidated balance sheets of Versant Corporation and subsidiaries (the “Company”) as of October 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versant Corporation and subsidiaries as of October 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006.

/s/ Grant Thornton LLP
December 8, 2006
San Francisco, California

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,231	$3,958
Trade accounts receivable, net of allowance for doubtful accounts of $62 and $114 at October 31, 2006 and October 31, 2005, respectively	2,885	2,529
Other current assets	782	744
Total current assets	11,898	7,231
Property and equipment, net	385	489
Goodwill	6,720	6,720
Intangible assets, net	1,196	1,512
Other assets	62	294
Total assets	$20,261	$16,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154	$779
Accrued liabilities	2,363	2,667
Deferred revenues	3,083	2,779
Deferred rent	99	136
Total current liabilities	5,699	6,361
Long-term restructuring accrual	—	448
Deferred revenues	742	184
Long-term capital lease obligations	28	30
Deferred rent	—	98
Variable interest entity liability	—	137
Total liabilities	6,469	7,258
Stockholders’ equity:
Common stock, no par value	95,089	94,755
Deferred stock-based compensation	—	(44)
Other comprehensive income, net	521	396
Accumulated deficit	(81,818)	(86,119)
Total stockholders’ equity	13,792	8,988
Total liabilities and stockholders’ equity	$20,261	$16,246

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Fiscal Year Ended October 31,
	2006	2005	2004
Revenues:
License	$8,469	$8,828	$9,686
Maintenance	6,726	6,305	6,783
Professional services	1,550	613	1,228
Total revenues	16,745	15,746	17,697
Cost of revenues:
License	313	274	457
Amortization of intangible assets	315	671	698
Maintenance	1,442	1,456	1,516
Professional services	1,021	870	1,059
Total cost of revenues	3,091	3,271	3,730
Gross profit	13,654	12,475	13,967
Operating expenses:
Sales and marketing	3,062	5,803	8,004
Research and development	3,147	3,925	5,137
General and administrative	3,712	4,647	4,514
Impairment of goodwill	—	10,300	707
Impairment of intangibles	—	2,613	317
Restructuring	218	638	3,271
Total operating expenses	10,139	27,926	21,950
Income (loss) from operations	3,515	(15,451)	(7,983)
Outside shareholders’ income from VIE	138	320	—
Other income, net	208	197	119
Gain on disposal of Variable Interest Entity	131	—	—
Income (loss) from continuing operations before taxes	3,992	(14,934)	(7,864)
Provision for income taxes	390	37	88
Net income (loss) from continuing operations	3,602	(14,971)	(7,952)
Deemed dividend to preferred shareholders	—	—	(2,422)
Net income (loss) from continuing operations attributable to common shareholders	3,602	(14,971)	(10,374)
Net income (loss) from discontinued operations, net of income taxes	231	417	(1,314)
Gain (loss) from sale of discontinued operations, net of income taxes	468	—	(309)
Net income (loss)	$4,301	$(14,554)	$(11,997)
Basic income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$1.01	$(4.23)	$(3.33)
Earnings (loss) from discontinued operations, net of income tax	$0.19	$0.12	$(0.52)
Net income (loss) attributable to common shareholders	$1.20	$(4.11)	$(3.85)
Diluted income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$1.01	$(4.23)	$(3.33)
Earnings (loss) from discontinued operations, net of income tax	$0.19	$0.12	$(0.52)
Net income (loss) attributable to common shareholders	$1.20	$(4.11)	$(3.85)
Shares used in per share calculation:
Basic	3,577	3,539	3,117
Diluted	3,584	3,539	3,117
Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$39	$27	$—
Sales and marketing	41	12	25
Research and development	79	44	25
General and administrative	77	13	36
Total	$236	$96	$86

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for share amount)

							Accumulated
							Other	Total	Total
	Convertible Preferred		Common		Deferred	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income	Equity	Income (loss)
Balance at October 31, 2003	1,313,743	$7,772	1,464,764	$55,096	$—	$(59,568)	$22	$3,322
ESPP	—	—	29,927	198	—	—	—	198
Exercise of stock options	—	—	28,394	270	—	—	—	270
Conversion of preferred stock to common	(1,313,743)	(7,772)	394,123	7,772	—	—	—	—
Inducement to preferred stock holders relating to conversion of preferred stock and modification of warrants	—	—	—	2,422	—	(2,422)	—	—	(2,422)
Issurance of common stock and options in connection with Poet acquisition	—	—	1,552,534	28,330	(299)	—	—	28,031
Amortization of unearned stock based compensation	—	—	—	—	86	—	—	86
Cancellation of unvested Poet stock options	—	—	—	(67)	67	—	—	—
Net loss before deemed dividend	—	—	—	—	—	(9,575)	—	(9,575)	(9,575)
Foregn currency translation adjustments	—	—	—	—	—	—	547	547	547
Total comprehensive loss	—	—	—	—	—	—	—	—
Balance at October 31, 2004	—	$—	3,469,742	$94,021	$(146)	$(71,565)	$569	$22,879	$(11,450)
ESPP	—	—	15,985	73	—	—	—	73
Exercise of stock options	—	—	52,137	267	—	—	—	267
Reverse split adjustments	—	—	(42)	—	—	—	—	—
Issurance of common stock in connection with purchase of JDO assets	—	—	23,015	400	—	—	—	400
Amortization of unearned stock based compensation	—	—	—	—	96	—	—	96
Cancellation of unvested Poet stock options	—	—	—	(6)	6	—	—	—
Net loss	—	—	—	—	—	(14,554)	—	(14,554)	(14,554)
Foregn currency translation adjustments	—	—	—	—	—	—	(173)	(173)	(173)
Total comprehensive loss	—	—	—	—	—	—	—	—	—
Balance at October 31, 2005	—	$—	3,560,837	$94,755	$(44)	$(86,119)	$396	$8,988	$(14,727)
ESPP	—	—	19,630	64	—	—	—	64
Exercise of stock options	—	—	25,499	128	—	—	—	128
Forfeiture of common stock - Mokume Cancellation	—	—	(8,998)	(50)	—	—	—	(50)
Non-cash stock based compesnation expenses	—	—	—	192	—	—	—	192
Adjustment from deferred compensation to APIC	—	—	—	—	44	—	—	44
Net income	—	—	—	—	—	4,301	—	4,301	4,301
Foregn currency translation adjustments	—	—	—	—	—	—	125	125	125
Total comprehensive loss	—	—	—	—	—	—	—	—
Balance at October 31, 2006	—	$—	3,596,968	$95,089	$—	$(81,818)	$521	$13,792	$4,426

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,301	$(14,554)	$(9,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from sale of discontinued operations, net of income taxes	(468)	—	—
Gain on disposal of Variable Interest Entity	(131)	—	—
Loss on sale of Catalog business	—	—	309
Earnings (losses) from discontinued operations	(231)	(417)	1,955
Depreciation and amortization	203	305	1,557
Amortization of intangible assets	315	671	—
Stock-based compensation	236	96	86
Write off of property and equipment	25	—	65
Write off of leasehold improvements in conjunction with restructuring	—	—	200
Impairment of goodwill and intangibles	—	12,913	1,024
Non-cash operating expenses related to cancellation of common stock	(50)	—	—
Provision (recovery) of bad debt allowance	(55)	(251)	87
Changes in current assets and liabilities:
Restricted cash	—	320	—
Accounts receivable	(260)	2,690	(93)
Prepaid expenses and other assets	194	406	237
Accounts payable	(557)	(65)	(305)
Accrued liabilities and other liabilities	(785)	(1,923)	1,707
Deferred revenues	673	(40)	(1,780)
Deferred rent	(137)	(83)	(42)
Net cash provided by (used in) operating activities	3,273	68	(4,568)
Cash flows from investing activities:
Proceeds from sale of Websphere	500	—	—
Proceeds from sale of Vanatec	6	—	—
Proceeds from sale of Catalog Business	—	—	1,223
Cash acquired in Poet acquisition, net of transaction costs	—	—	5,931
Investment in Vanatec	—	(59)	—
Proceeds from sale of property and equipment	23	32	—
Purchase of JDO Genie (PTY) Ltd.	—	—	(200)
Purchase of FastObjects, Inc.	—	—	(301)
Purchases of property and equipment	(144)	(20)	(262)
Net cash provided by (used in) investing activities	385	(47)	6,391
Cash flows from financing activities:
Proceeds from sale of common stock, net	192	334	468
Principal payments under capital lease obligations	(13)	(6)	—
Proceeds (net payments) under short-term note and bank loan	(39)	50	(500)
Net cash provided by (used in) financing activities	140	378	(32)
Effect of foreign exchange rate changes on cash and cash equivalents	244	(171)	486
Net increase in cash and cash equivalents from operating, investing and financing activities	4,042	228	2,277
Net increase (decrease) in cash and cash equivalents from discontinued operation	231	417	(1,955)
Cash and cash equivalents at beginning of period	3,958	3,313	2,991
Cash and cash equivalents at end of period	$8,231	$3,958	$3,313
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$6	$26	$3
Foreign, federal, foreign withholding and state income taxes	$54	$37	$88
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred shares to common stocks	$—	$—	$7,772
Deemed dividend to preferred shareholders	$—	$—	$2,422
Common stock issued in conjunction with purchase of JDO Genie (PTY) Ltd.	$—	$400	$—
Common stock issued in conjunction with Poet acquisition	$—	$—	$25,928
Options issued in conjunction with Poet acquisition, net of intrinsic value of unvested options	$—	$—	$2,103
Mokume common stock Cancellation	$(50)	$—	$—
Non cash stock compensation expenses	$236	$96	$86

See accompanying notes to consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006

NOTE 1.   THE COMPANY AND BASIS OF PRESENTATION

Versant Corporation (with its subsidiaries, collectively referred to in this report as “Versant” or “the Company”) was incorporated in California in August 1988. Versant is a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.  The Company designs, develops, markets and supports object-oriented database management system products to solve complex data management and data integration problems of enterprises. Versant also provides related product support, training and consulting services to assist users in development and deployment of software applications based on its products. The Company operates its business within a single operating segment referred to as Data Management. Versant’s principal executive offices are located in Fremont, California. Versant has international operations in Germany, the United Kingdom and India and markets its software products and related maintenance services directly through telesales and field sales organizations in North America and Germany and indirectly through distributors and resellers worldwide.

Versant is subject to the risks associated with similar companies in a comparable stage of development. These risks include, but are not limited to the following: dependence on a key product, fluctuations of operating results, seasonality, lengthy sales cycles for its products, product concentration, dependence on the continued customer acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations and the Company’s ability to adequately finance its ongoing operations.

The Company generated net income of $4.3 million in fiscal 2006, and net losses of $14.6 million and $12 million in fiscal 2005 and 2004, respectively. Management anticipates funding future operations from its current cash resources and its future cash flows from operations. However, if the Company’s financial results fall short of projections, additional debt or equity may be required to finance operations, and the Company may need to implement further cost reductions. No assurances can be given that these efforts will be successful, if required.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). As a result, in accordance with FIN 46(R), Vanatec’s operating results were included in Versant’s consolidated financial statements from July 2005 through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec (see Note 7 for a more detailed description of the Vanatec transaction). As a result of this sale of its interest in Vanatec, as of March 28, 2006, Versant is no longer required to consolidate the operating results of Vanatec.

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

At fiscal year end 2006, Versant had a total of 76 employees.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) and, from July 2005 through March 27, 2006, the variable interest entity (VIE) required to be consolidated in accordance with U.S. generally accepted accounting principles (see Note 7). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company’s cash and other cash equivalents at October 31, 2006 and October 31, 2005 consisted of deposits in banks and money market funds. As of October 31, 2006 and 2005 cash balances held in foreign financial institutions were $7.0 million and $2.9 million, respectively.

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions and invests in highly rated short-term securities. The Company maintains an allowance for doubtful accounts resulting from the inability of our customers to make required payments. The allowance was $62,000 and $114,000 at October 31, 2006 and October 31, 2005, respectively. The amount of the Company’s allowance is based on historical experience and an analysis of the current accounts receivable balances. Credit losses to date have been within management’s expectations. However, actual results could differ from such estimates. As of October 31, 2006 and October 31, 2005, there was one customer each year, the balance of whose accounts exceeded 10% of aggregate accounts receivable.

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

The following table summarizes the breakdown of the Company’s property and equipment as of October 31, 2006 and October 31, 2005 (in thousands):

	As of October 31,
	2006	2005
Computer equipment	$4,723	$4,295
Furniture and fixtures	1,825	2,084
Software	1,479	1,446
Leasehold improvements	155	1,198
Capital leases and others	87	81
	8,269	9,104
Less: accumulated depreciation and amortization	(7,884)	(8,615)
	$385	$489

Total depreciation expense for fiscal 2006, fiscal 2005 and fiscal 2004 were $203,000, $305,000, and $1.6 million, respectively.

Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. In July 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed.As required by SFAS 142, Versant ceased amortizing its goodwill effective November 1, 2002. Prior to November 1, 2002, the Company amortized goodwill over five years using the straight-line method.

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

As the result of the aforementioned impairment test on August 25, 2004, Versant determined that the carrying value of goodwill acquired through its acquisition of Mokume Software Inc., in November 2002 had been fully impaired. Consequently, during the three months ended July 31, 2004, the Company recorded a charge of approximately $707,000 related to the write-off of remaining Mokume goodwill.

Further, due to a decline in the trading price of Versant’s common stock and revised revenue projections in fiscal 2005, most notably for the FastObjects product line, the Company prepared an updated valuation with regard to its goodwill as of July 31, 2005. The affected goodwill was acquired by Versant as a result of its merger with Poet in March 2004, its acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004. Consequently, for

the quarter ended July 31, 2005, the Company recorded an impairment charge of $10.3 million related to the write down of its goodwill.

There were no goodwill impairment charges recorded during the year ended October 31, 2006.

For the purpose of testing for goodwill impairment in its single Data Management operating segment, Versant has aggregated the goodwill for the following acquisitions:

•       Versant Europe, acquired in 1997;

•       Poet, acquired on March 18, 2004;

•       Technology of JDO Genie, acquired on June 30, 2004; and

•       FastObjects, Inc., acquired on July 6, 2004.

The goodwill balances as of October 31, 2006 and October 31, 2005, are as follows (in thousands):

	As of October 31, 2006			As of October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill:
Versant Europe and India	$3,277	$3,036	$241	$3,277	$3,036	$241
Poet Holdings, Inc.	5,752	—	5,752	5,752	—	5,752
FastObjects, Inc.	677	—	677	677	—	677
JDO Genie (PTY), LTD.	50	—	50	50	—	50
Total	$9,756	$3,036	$6,720	$9,756	$3,036	$6,720

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

Versant performed tests and valuations on its intangible assets on July 31, 2005. As a result, the Company recorded a charge of $2.6 million related to the write down of intangible assets, of which $2.4 million was recorded as impairment of Poet intangible assets and $232,000 was recorded as impairment of FastObjects, Inc. intangible assets.

There were no impairments of long-lived assets during the year ended October 31, 2006.

The Company’s intangible assets’ balances as of October 31, 2006 and October 31, 2005 are as follows (in thousands):

	As of October 31, 2006			As of October 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$1,076	$843	$1,919	$887	$1,032
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	257	293	550	146	404
FastObjects, Inc. (Amortized over 6 yrs)	148	88	60	148	72	76
Total	$2,617	$1,421	$1,196	$2,617	$1,105	$1,512

The projected amortization of intangible assets is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2007	315
2008	315
2009	279
2010	200
Thereafter	87
Total	$1,196

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

In rare cases that a customer requests engineering work for porting the Company’s products to an unsupported platform or customization of its software for specific functionality, or any other non-routine technical work, Versant recognizes revenues in accordance with SOP 81-1 and uses either time and material percentage of completion or completed contract methods for recognizing revenues. The Company uses the percentage of completion method if the Company can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. Versant periodically reviews these estimates in connection with work performed and rates actually charged and recognizes any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. Dollar at the current exchange rates in effect during each period. Revenues and expenses are translated using rates that approximate the average of those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption as other comprehensive income.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists entirely of cumulative translation adjustments resulting from the Company’s application of its foreign currency translation policy and unrealized gains (losses) on marketable securities. The tax effects on the unrealized gains (losses) were not significant during any of the periods presented.

The following table summarizes the breakdown of other comprehensive loss for the years ended  October 31, 2006, October 31, 2005 and October 31, 2004 (in thousands):

	Fiscal year ended October 31,
	2006	2005	2004
Net income (loss), as reported	$4,301	$(14,554)	$(11,997)
Foreign currency translation adjustment	125	(173)	547
Other comprehensive income (loss)	$4,426	$(14,727)	$(11,450)

Warranties and Indemnification Obligations

The Company recognizes warranty and indemnification obligations under FASB Statement No. 5 (As Amended), Accounting forContingencies, FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Concepts Statement No. (“SFAC”) 7 (As Amended),Using Cash Flow Information and Present Value in Accounting Measurements. These pronouncements require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

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

In Europe, however, there is typically a one-year warranty period for all the Company’s products and services. During fiscal 2006, Versant completed a significant consulting arrangement for which the Company recorded a $117,000 warranty reserve. As a result, Versant has a total warranty reserve of $136,000 as of October 31, 2006 compared to $8,000 at October 31, 2005, based on historical experience and expected need.

The Company is currently a party to litigation in which Rockwell Automation, one of Versant’s  customers, is seeking indemnification from the Company for alleged infringement of intellectual property rights asserted against it by Systems America, Inc. Versant has not accrued for a loss contingency, as the Company is contesting legally the allegations and unable to estimate a loss amount under FASB Statement No. 5.

Deferred Revenue

Deferred revenue represents amounts received from customers under certain maintenance, software and service contracts for which the revenue earning process has not been completed and revenue has not been recognized. The deferred revenues will be recognized ratably over the life of the contract or when the service is rendered and the Company has satisfied all the revenue recognition criteria.

	As of October 31,
	2006	2005
Maintenance	$3,769	$2,910
Training and consulting	56	53
Total	$3,825	$2,963

Accrued Liabilities

The breakdown of short-term and long-term accrued liabilities for the fiscal years ended October 31, 2006 and October 31, 2005 were as follows:

	As of October 31,
	2006	2005
Payroll and related	$898	$725
Customer deposits	131	92
Taxes payable	357	—
Restructuring accrual	448	1,181
Other	529	1,117
Total	$2,363	$3,115

Software Development Costs

Software development costs is included in product development and is expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The period between achieving technological feasibility, which Versant has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended October 31, 2006 and October 30, 2005 since the timing of achieving technological feasibility and general availability has not been materially different.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. The Company has recorded a valuation allowance for substantially all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not those net deferred tax assets will be realized.

Stock-Based Compensation

On November 1, 2006, Versant adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. (See Note 3).

Prior to fiscal 2006, Versant accounted for stock issued to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as interpreted by FIN 44, Accounting for Certain Transactions Involving Stock Compensation and complied with the disclosure provision of SFAS No.123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. Stock compensation was amortized over the vesting period of the individual awards in a manner consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plus. In addition, the Company accounted for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. If the compensation cost of the Company’s plans had been determined under the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share during the fiscal 2005 and fiscal 2004 would have been (in thousands, except per share amounts) as follows:

	Fiscal year ended October 31,
	2005	2004
Net income (loss), as reported	$(14,554)	$(11,997)
Stock based compensation under APB 25	96	86
Compensation expense under SFAS 123 related to:
Stock option plans	(425)	(656)
Employee stock purchase plan	(46)	(157)
Pro forma net income (loss)	$(14,929)	$(12,724)
Basic and diluted net income (loss) per share:
As reported	$(4.11)	$(3.85)
Pro forma	$(4.22)	$(4.08)

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

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Fiscal year ended October 31,
	2006	2005	2004
Revenues by region:
North America	$6,175	$5,306	$9,278
Europe	10,138	10,087	7,690
Asia	432	353	729
Total	$16,745	$15,746	$17,697

	Fiscal year ended October 31,
	2006	2005
Total long-lived assets by region:
North America	$161	$496
Europe	173	183
Asia	113	104
Total	$447	$783

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. In recognition that a period of six to nine months would be needed to initially apply FIN 48, the effective date of FIN 48 is the first fiscal year beginning after

December 15, 2006, with early adoption encouraged. The Company is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows. FIN 48 will become effective for us with our fiscal year beginning November 1, 2007.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The new guidance will be effective for us on November 1, 2008 and the Company is currently assessing the impact on our financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.

SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006, therefore for us, the year ended October 31, 2007. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. The Company believes SAB 108 will not have a material impact on its annual financial statements.

NOTE 3.   STOCK-BASED COMPENSATION

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

Lastly, the Company maintains a 2005 Stock Purchase Plan, which is a successor and replacement to the Company’s 1996 Employee Stock Purchase Plan. The 2005 Stock Purchase Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders held on August 22, 2005. The 1996 Stock Purchase Plan remained in effect until late May 2006 when it expired and was replaced by the Company’s 2005 Employee Stock Purchase Plan effective June 1, 2006. Under the 1996 Employee Stock Purchase Plan, each offering of common shares thereunder was for a period of twenty-four months, consisting of four six-month purchase periods. Under the 2005 Employee Stock Purchase Plan, each offering of common shares thereunder is for a period of twelve months, consisting of two six-month purchase periods. The purchase price of shares, which employees may acquire at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date; or the fair market value of the shares on the purchase date.

A more detailed description of each of the above-mentioned stock and stock option plans can be found in Note 12 of these Notes to Consolidated Financial Statements.

Prior to November 1, 2005, Versant accounted for stock issued to employees in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. For fiscal 2005, the Company also did not record any compensation expense in connection with its Employee Stock Purchase Plan since the purchase price of the stock was 85% of the lower of the fair market value of its common stock at the beginning or the end of each offering period.

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

Second, compensation cost for all share-based payments granted or modified subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Versant uses straight-line vesting attribution to evenly distribute the compensation cost over the requisite service period.

SFAS 123(R) requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied on prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized as of October 31, 2006 is 20%.

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

The purchase price of shares which employees may acquire under the Company’s employee stock purchase plan, or ESPP, at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Since the 85% threshold is no longer a safe harbor under SFAS 123(R), Versant records compensation expense based on the estimated fair value of the shares granted under the ESPP.

Versant uses a historical model to arrive at the expected life of its options, but it takes into consideration other factors that could possibly impact the future expected life of the options. As of October 31, 2006, the Company determined that the estimated expected life of an employee share option granted under the Company’s Equity Incentive Plan was 2.2 years.

The expected life for the options granted to the board members under the Directors Plan, who are not full time employees of Versant, is 5.75 years. Versant used the simplified method allowed by SAB 107 to arrive at this calculation. Under the simplified method,the expected term is equal to vesting term plus original contractual term divided by two.

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

Versant currently does not expect to receive any tax benefits in fiscal 2006 related to stock options or shares issued under its ESPP. Versant currently provides a full valuation allowance for its deferred tax assets and accordingly, a valuation allowance is also provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).

Versant has not distributed any dividend to its common shareholders and does not expect to do so in the near future.

The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options			ESPP
	Fiscal year ended October 31,			Fiscal year ended October 31,
	2006	2005	2004	2006	2005	2004
Expected life (in years)	2.2 - 5.75 years	3 years	3 years	6 months	6 months	0.5-2 years
Weighted-average Risk-free interest rate	4.28% - 5.23%	3.30%-3.81%	2.78%	3.2% -4.76%	3.30%-3.81%	1.97%
Volatility	87% - 115%	115%	129%	72%-83%	115%	145%
Dividend yield	—	—	—	—	—	—

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated income statements for the fiscal 2006 related to stock options and ESPP were $192,000 and $44,000, respectively.

The following table summarizes the changes in stock option activities under the Company’s equity-based compensation plan during fiscal 2006 and fiscal 2005, respectively:

	Fiscal year ended October 31,
	2006		2005
	Shares	Weighted average	Shares	Weighted average
	in thousands	exercise price	in thousands	exercise price
Outstanding at the beginning of the period	301	$24.90	460	$31.20
Granted	68	5.65	89	7.34
Exercised	(26)	5.01	(53)	5.13
Forfeited and Expired	(158)	29.40	(195)	37.03
Outstanding at the end of the period	185	$16.91	301	$24.90
Vested options at the end of the fiscal year since inception	301	$31.19	395	$33.44
Options exercised at the end of the fiscal year since inception	193	$36.72	168	$39.83
Options exercisable at the end of the fiscal year	115	$20.97	249	$27.43

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted average	Weighted	Number	Weighted average	Weighted
	outstanding at	remaining	average	exercisable at	remaining	average
Exercise Prices	October 31, 2006	contractual life	price	October 31, 2006	contractual life	price
From $3.00 to $6.00	50,707	7.56	$4.29	36,818	6.99	$4.51
From $6.10 to $9.90	80,823	8.62	7.12	25,986	7.24	7.98
From $9.20 to $16.00	19,963	5.66	11.92	19,436	5.61	11.93
From $17.19 to $40.00	20,065	5.11	26.79	19,899	5.09	26.84
From $42.00 to $122.2	11,842	3.30	86.49	11,842	3.30	86.49
From $180.00 to $1,287.00	1,190	2.33	444.59	1,190	2.33	444.59
	184,590	7.25	$16.89	115,171	6.05	$23.38

The summary of the status of Versant’s nonvested shares as of October 31, 2006 and changes during the fiscal year ended October 31, 2006 is as follows:

		Weighted-average
		grant- date
Nonvested shares	Shares	fair value
	(in thousand)
Nonvested at October 31, 2005	73	$3.47
Granted	68	3.40
Vested	(53)	3.14
Forfeited	(11)	2.75
Nonvested at October 31, 2006	77	$3.72

The weighted average grant date fair value of options granted during fiscal 2006, fiscal 2005 and fiscal 2004 were $3.40, $6.04, and $3.19, respectively. The total fair value of shares granted during fiscal 2006, fiscal 2005 and fiscal 2004 were $231,000, $529,000 and $615,000, respectively. The aggregated intrinsic values of options exercised during fiscal 2006, fiscal 2005 and fiscal 2004 were $120,000, $158,000 and $203,000, respectively. The total fair value of shares vested during fiscal 2006, fiscal 2005 and fiscal 2004 were $167,000, $316,000 and $464,000, respectively.

The total unrecognized compensation costs related to non-vested options were $253,000 at October 31, 2006 and October 31, 2005 and will be recognized using the straight-line attribution method ratably for the subsequent three years. We will, however, adjust total stock-based compensation cost for changes in estimated forfeiture rates and true-ups.

NOTE 4.   ACQUISITIONS

Poet Holdings, Inc.

On March 18, 2004, Poet Holdings, Inc., or Poet, was merged with a wholly owned subsidiary of the Company. As a result of this merger, Poet became a wholly owned subsidiary of Versant. The merger with Poet was consummated to obtain a broader object database product suite and thereby increase the size and variety of Versant’s customer base, as well as to capitalize on Poet’s strong European presence and bring Poet’s cash assets into the merged company. The total purchase price was $29,967,916, and consisted of the following: a) a total of 15,525,342 shares of Versant common stock, valued at $25,927,321, using a fair value per share of $1.67 per share, which were exchanged for 11,089,542 shares of Poet common stock; b) options to purchase a total of 1,784,780 shares of Versant common stock, valued at $2,402,825 (reduced by the intrinsic value of unvested assumed options in the amount of $299,546) which were issued upon the conversion and assumption of 1,274,834 options to purchase shares of Poet common stock in the merger; and c) direct transaction costs of $1,937,316. The fair value per Versant share of $1.67 was computed using Versant’s average stock price five days before and five days after the acquisition, eliminating the high and the low prices in that date range. The results of operations of Poet Holdings are included in Versant’s statement of operations from March 18, 2004 onwards.

FastObjects, Inc.

On July 6, 2004, the Company acquired FastObjects, Inc., then the exclusive US and Canadian distributor for Poet’s FastObjects database management products. The acquisition of FastObjects was part of the post-merger process of integrating Versant and Poet’s businesses. Prior to the acquisition, a Poet subsidiary owned preferred shares of FastObjects, Inc. representing approximately 19% of FastObjects’ stock. In 2002, prior to its merger with Versant in March 2004, Poet had granted FastObjects, Inc. exclusive North American distribution rights for Poet’s FastObjects product. This acquisition allowed Versant to re-acquire those rights and bring the FastObjects product back into its regional distribution network in North America. The total purchase price was $636,249 and consisted of the following: a) pre-existing investment of 19% ownership in FastObjects, Inc. of $300,000; b) increase in investment of $35,020, based on conversion from cost to equity method of accounting; c) net cash of $277,730, which includes a payment of $540,974 to the shareholders of Fast Objects, Inc, less cash of $263,244 received from Fast Objects; and d) direct transaction costs of $23,499.

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

Pro forma results of operations

The pro forma condensed consolidated statements of operations for fiscal 2004 is presented below as if the merger with Poet and the acquisition of FastObjects, Inc. had occurred on November 1, 2003. These pro forma figures do not include amounts related to the JDO Genie acquisition, as they are unavailable (in thousands except per share data):

Fiscal Year Ended
October 31,
2004
Revenues	$20,757
Net income (loss)	$(8,587)
Net income (loss) per share	$(2.75)

NOTE 5.   DISCONTINUED OPERATIONS

On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions (“Sima”), a privately held U.S. based company. Versant’s WebSphere practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction, Versant ceased conducting its WebSphere practice. In connection with Versant’s sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant’s WebSphere Practice, joined Sima.

The WebSphere transaction, based on SFAS 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for fiscal 2006 and fiscal 2005 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

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

The above earn-out payment formula is subject to certain adjustments, including adjustments which reduce the dollar thresholds at which the percentages of earn-out revenue are to be paid under the above formula if certain former Versant employees do not remain employed by Sima for a certain time period following the closing of the WebSphere transaction. Versant expects some normal attrition on the number of the former employees of Versant, who are currently working for Sima. Any potential earn-out payments will be recognized if and when achieved during fiscal 2007 and beyond.

The WebSphere sale transaction was reflected in the quarter ending April 30, 2006, and during the quarters ending April 30, July 31 and October 31, 2006, Versant recorded $41,000, $90,700 and $118,000, respectively, in royalties from WebSphere as income from discontinued operations. The following table reflects the gain from the disposal of the discontinued WebSphere operation and earnings from discontinued operations, net of income taxes for WebSphere.

Fiscal Year Ended
October 31,
2006
WebSphere sales proceeds	$500
Lease cancellation	(24)
Legal fees	(8)
Gain from sale of discontinued operations, net of income taxes	$468
WebSphere Quarterly royalty Q2 2006	$41
WebSphere Quarterly royalty Q3 2006	91
WebSphere Quarterly royalty Q4 2006	118
Other WebSphere revenues, net of expenses	(19)
Net income from discontinued operations, net of income taxes	$231
Total	$699

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

In exchange for the shares of Poet GmbH, EMS paid Poet Software a closing cash payment of 1,000,000 euros and paid a further 172,000 euros for a total of 1,172,000 euros cash consideration (or approximately $1.4 million USD). In addition EMS agreed to pay a royalty on future revenues of Poet GmbH’s Catalog Business over the ten-month period following the signing of the Sale Agreement in an amount equal to 30% of all Poet GmbH’s Catalog Solutions Business revenues which: (a) exceeded 800,000 euros (or approximately $1.0 million) during the period from September 1, 2004 to December 31, 2004; (b) exceeded 600,000 euros (or approximately $786,000) during the period from January 1, 2005 to March 31, 2005; and (c) exceeded 600,000 euros (or approximately $786,000) during the period from April 1, 2005 to June 30, 2005. Versant had not received any royalties from EMS pursuant to the Sale Agreement referred to above as of October 31, 2006.

NOTE 6.   RESTRUCTURING

Versant has undergone several restructuring programs since fiscal 2004 with the intent of reducing ongoing operating costs.

Fiscal 2005

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

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (“Vanatec”), a then newly formed privately held German based company. In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals, received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest. In connection with that spin-off, on July 29, 2005, Versant committed to provide funding to Vanatec in a total amount not to exceed 425,000 euros (or $520,000) in two equal installments of 212,500 euros (or $260,000) each on August 3, 2005 and November 3, 2005, which Versant contributed to Vanatec. In addition, during the three months ended July 31, 2005, Versant contributed 25,000 euros (or $30,000) to Vanatec; therefore, the total cash capital contributed and committed by Versant to Vanatec was 450,000 euros (or $550,000). VOA.NET was one of the aforementioned non-strategic product lines which Versant decided to spin off as part of its restructuring efforts designed to enable Versant to focus on its core database business and progress towards its long-term profitability goal.

Versant determined that equity at risk in Vanatec is not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, Versant determined that Vanatec was a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended). Vanatec results were included in Versant’s consolidated financial statements from July 2005 through March 27, 2006 in which the criteria of FIN 46(R) for consolidation are met. Accordingly, a variable interest entity liability in the amount of $137,000 was recorded in Versant’s accompanying condensed consolidated balance sheet as of October 31, 2005 reflecting the 80.4% equity interest in Vanatec held by the former Versant employees. The recording of the aforementioned variable interest entity liability resulted in a corresponding restructuring charge of $480,000 during fiscal 2005. On March 27, 2006, Versant sold its 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec. As a result of the transaction, Versant determined that it is no longer the primary beneficiary of Vanatec, and thus, in accordance with FIN 46(R) is no longer required to consolidate its operating results effective March 28, 2006.

In fiscal 2005, Versant recorded total restructuring charges of approximately $638,000, which included approximately $280,000 of severance payments for headcount reductions; $480,000 related to the aforementioned Vanatec spin off of which $24,000 related to legal fees incurred due to the VOA.Net spin-off; offset by a $122,000 adjustment as result of the sublease of the Company’s UK facilities.

Fiscal 2006

The restructuring programs initiated in the third quarter of fiscal 2005 were effectively completed in the second quarter of fiscal 2006. During the quarters ended July 31 and October 31, 2006, Versant did not record any restructuring expenses. In fiscal 2006, Versant recorded total restructuring charges of approximately $218,000, which consist primarily of severance payments due to headcount reductions.

As of October 31, 2006, there remains $448,000 restructuring accrual and zero variable interest entity liability on Versant’s consolidated balance sheet.

The following table summarizes the Company’s restructuring activities from October 31, 2004 through October 31, 2006 (in thousands):

	Facility	Employee	Others/
	Leases	Terminations	Vanatec	Total
Opening accrual balance as of October 31, 2004	$2,107	$504	$—	$2,611
Non-cash adjustment during the fiscal year 2005	(122)	280	480	638
Net cash payments during the fiscal year 2005	(804)	(784)	(343)	(1,931)
Accrual and variable interest liability as of October 31, 2005	$1,181	$—	$137	$1,318
Non-cash adjustment during the fiscal year 2006	218	—	—	218
Net cash payments during the fiscal year 2006	(951)	—	—	(951)
Deconsolidation of Vanatec adjustment during the fiscal year 2006	—	—	(137)	(137)
Accrual and variable interest liability as of October 31, 2006	$448	$—	$—	$448

The facility lease payments during the fiscal 2006 were related to Versant’s obligations for its California and European facilities, which were accrued for as part of the restructuring plans.

NOTE 7.   CONSOLIDATION OF VARIABLE INTEREST ENTITY

Versantin July 2005 through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). Versant, subsequent to this agreement, determined that the equity at risk in Vanatec was not sufficient to permit the company to finance its activities without additional subordinatedfinancial support from Versant; therefore, it considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

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

As Versant was no longer required to consolidate the operating results of Vanatec as of March 27, 2006, it recorded a gain of approximately $131,000 on deconsolidation, representing the reversal of the excess losses that it had absorbed and the consideration that it received from the third party investor in lieu of its interest in Vanatec. The gain is reported as Gain on Disposal of Variable Interest Entity in the accompanying consolidated statements of operations for fiscal 2006.

NOTE 8.   LEASE OBLIGATIONS AND OTHER COMMITMENTS

Versant’s principal commitments as of October 31, 2006 consisted of obligations under operating leases for facilities, equipment, and contract commitments.

In November 1996, Versant entered into a ten-year operating lease agreement for the Company’s corporate headquarters in Fremont, California that commenced on July 1, 1997 and expires on June 30, 2007. The terms of the lease provide for certain increases in rental payments during the lease term. Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis. Versant also leases field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expenses for the fiscal years ended October 31, 2006, October 31, 2005 and October 31, 2004, were approximately $877,000, $1.0 million, and $1.7 million, respectively.

The Company has recorded approximately $591,000 of its commitments on its October 31, 2006 Balance Sheet. The Company’s future annual minimum commitments as of October 31, 2006 under non-cancelable operating leases are listed in the table below:

	Rental	Equipment
	Lease	Leases	Total
Fiscal year ending October 31,
2007	1,054	60	1,114
2008	93	43	136
2009	—	34	34
2010	—	16	16
Thereafter	—	22	22
Total	$1,147	$175	$1,322

NOTE 9.   LINE OF CREDIT

On June 21, 2005, Versant and a financial institution entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, Versant may borrow up to a maximum of $3.0 million from the financial institution atany one time under a revolving secured accounts receivable-based line of credit. This line of credit permits Versant to obtain short-term loan advances from the financial institution equal to 80% of the face amount of specific eligible accounts receivable of Versant. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate. As of October 31, 2006, there was no outstanding debt under this credit line. The Company has been in compliance with all the covenants of the line of credit.

NOTE 10.   SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal year ended October 31,
	2006	2005	2004
Net income (loss) from continuing operations attributable to common shareholders	$3,602	$(14,971)	$(10,374)
Net income (loss) from discontinued operations, net of income tax	231	417	(1,314)
Gain (loss) from sale of discontinued operations, net of income taxes	468	—	(309)
Net income (loss) attibutable to common shareholders	$4,301	$(14,554)	$(11,997)
Calculation of basic net loss per share:
Weighted average common shares outstanding	3,577	3,539	3,117
Net income (loss) per share from continuing operations attributable to common shareholders, basic	$1.01	$(4.23)	$(3.33)
Earnings (loss) per share from discontinued operations, net of income tax, basic	$0.19	$0.12	$(0.52)
Net income (loss) per share attibutable to common shareholders, basic	$1.20	$(4.11)	$(3.85)
Calculation of diluted net income per share:
Weighted average—common shares outstanding	3,577	3,539	3,117
Dilutive securities—common stock options and shares subject to repurchase	7	—	—
Weighted average—common shares outstanding and potentially dilutive common shares	3,584	3,539	3,117
Net income (loss) per share from continuing operations attributable to common shareholders, diluted	$1.01	$(4.23)	$(3.33)
Earnings (loss) per share from discontinued operations, net of income tax, diluted	$0.19	$0.12	$(0.52)
Net income (loss) per share attibutable to common shareholders, diluted	$1.20	$(4.11)	$(3.85)
Anti-dilutive common stock options, not included in net income per share calculation	239	341	591

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effects are anti-dilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Fiscal year ended October 31,
	2006	2005	2004
Anti-dilutive common stock options and non-vested common stock not included in net loss per share calculation	239	341	460
Shares issuable pursuant to warants to purchase common stock	—	—	131
Total anti-dilutive common shares excluded from basic & diluted net loss per share	239	341	591

NOTE 11.   INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding realizability exists.

Income (Loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2006	2005	2004
United States	$930	$(16,653)	$(10,282)
International	3,761	2,123	(1,627)
	$4,691	$(14,530)	$(11,909)

The provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	32	13	—
Foreign	351	—	—
Foreign withholding	7	24	88
Total current	$390	$37	$88
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	$—	$—	$—
Total provision for income taxes	$390	$37	$88

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to loss before taxes as follows (in thousands):

	Fiscal year ended October 31,
	2006	2005	2004
Federal tax (benefit) at statutory rate	$1,642	$(5,086)	$(4,168)
State tax (benefit) at statutory rate, net of federal benefit	188	(64)	(101)
Change in valuation allowance	(420)	2,212	1,761
Foreign tax differential	(1,053)	(743)	488
Impairment of intangible asets	—	3,605	—
Book intangible assets amortization not deductible for tax	—	—	1,073
Deemed divident not deductible for tax	—	—	848
Other	33	113	187
Provision for income taxes	$390	$37	$88

The components of the net deferred tax asset were as follows (in thousands):

	Fiscal year ended October 31,
	2006	2005
Deferred tax asset:
Net operating loss carryforwards	$44,736	$44,848
Tax credit carryforwards	3,509	3,502
Other	(73)	242
	$48,172	$48,592
Valuation allowance	(48,172)	(48,592)
Net deferred tax asset	$—	$—

At October 31, 2006, the Company had federal and state net operating loss carry forwards of $82.5 million and $22.6 million, respectively and federal and state tax credit carry forwards of $2.2 million and 1.3 million, respectively. The federal tax credit carry forwards expire on various dates through 2025, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2006, the Company had German net operating tax loss carry forwards of approximately $40.2 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, the Company may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. Due to the Company’s history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $48.2 million has been recorded against the Company’s net deferred tax assets. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

Due to “change in ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carry forwards to offset federal taxable income in future periods is subject to an annual limitation.

A portion of deferred tax assets relating to net operating losses pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

NOTE 12.   EMPLOYEE AND DIRECTOR BENEFIT PLANS

Versant has, or had during fiscal 2006, the following option plans in place:

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

The purpose of adopting the 2005 Equity Incentive Plan was to continue to reserve and make available under that plan the same number of common shares that would have been reserved and available for future option grants and stock awards under the 1996 Equity Incentive Plan if it were not then expiring. Accordingly, the number of common shares reserved for issuance under the 2005 Equity Incentive Plan is equal to the number of shares that were reserved and available for issuance under the 1996 Equity Incentive Plan on the date the 2005 Equity Incentive Plan was approved by the Company’s shareholders, plus any shares that in the future would have become available for issuance under the 1996 Equity Incentive Plan due to the expiration of unexercised options or other forfeitures of equity awards granted under that plan. Thus, adoption and approval of the 2005 Equity Incentive Plan did not result in any increase in the number of shares of Common Stock available for equity awards beyond the number of shares that would otherwise have been available for issuance under the 1996 Equity Incentive Plan if it did not expire.

•       1996 Equity Incentive Plan

Under Versant’s 1996 Equity Incentive Plan, options are generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule. Versant’s Compensation Committee has from time to time approved non-standard stock option vesting schedules for the purposes of employee retention or bonus grants, such as a three-year grant, with 25% vesting in three months and the remaining vesting ratably on a monthly-basis thereafter or an option grant with 100% of the option grant vesting three months after the grant date. All options granted to employees under the Company’s 1996 Equity Incentive Plan expire ten years after the grant date. Grant holders have three months after leaving the Company to exercise their vested options. No further options will be granted under 1996 Equity Incentive Plan.

•       2005 Directors Stock Option Plan

On August 22, 2005, the Company’s shareholders approved the 2005 Director Stock Option Plan at the Annual Meeting. The Company immediately terminated use of the 1996 Director Stock Option Plan and ceased to grant stock options or other stock awards under the 1996 Director Stock Option Plan, and instead granted them under the 2005 Director Stock Option Plan.

Under Versant’s 2005 Directors Stock Option Plan, Versant grants 4,000 options as an initial grant to new directors of the Board and 2,000 as an annual succeeding grant thereafter. Both grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 2005 Directors Stock Option Plan expire ten years after the grant date. Directors have seven months after leaving their directorships to exercise their vested options.

The purpose of adopting the 2005 Directors Plan was to continue to reserve and make available under that plan the same number of common shares that would be reserved and available for future option grants under the 1996 Directors Plan if it were not then expiring. Accordingly, the number of common shares reserved for issuance under the 2005 Directors Plan will be equal to the number of shares that are reserved and available for issuance under the 1996 Directors Plan on the date the 2005 Directors Plan was approved by the Company’s shareholders (the “Directors Plan Effective Date”), which was August 22, 2005, plus any shares that in the future would have become available for issuance under the 1996 Directors Plan due to the expiration of unexercised options granted under that plan or the Company’s repurchase of shares issued under that plan at their original issue price. Thus, adoption and approval of the 2005 Directors Plan will not result in any increase in the number of shares of Common Stock available for options beyond the number of shares that would otherwise have been available for issuance under the prior Directors Plan if it did not expire.

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

•       1996 Directors Stock Option Plan

Under Versant’s 1996 Directors Stock Option Plan, Versant grants 40,000 options as an initial grant to new directors of the Board and 20,000 as an annual succeeding grant thereafter. Both grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 1996 Directors Stock Option Plan expire ten years after the grant date. Directors have seven months after leaving their directorships to exercise their vested options. No further options will be granted under 1996 Director Stock Option Plan.

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

No further options will be granted under any of Poet’s option plans.

Shares Reserved for Future Issuance

As of October 31, 2006, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	25,402
Stock options available for grant	193,234
Unexercised stock options	184,590
403,226

Stock Options Activities

The stock option activities in fiscal years 2006, 2005 and 2004 were as follows:

	Options	Number of	Weighted
	available for	options	average
	grant	outstanding	price
Balance at October 31, 2003	163,739	373,076	$26.60
Authorized	178,478	—	—
Granted	(192,693)	13,020	15.40
Assumed	—	178,478	34.90
Exercised/Expired	(12,771)	(28,394)	9.50
Canceled	77,315	(76,287)	23.30
Balance at October 31, 2004	214,068	459,893	$31.20
Authorized	—	—	—
Granted	(88,950)	88,950	7.34
Exercised/Expired	(53,199)	(52,338)	5.13
Canceled	195,018	(195,018)	37.03
Balance at October 31, 2005	266,937	301,487	$24.90
Authorized	—	—	—
Granted	(67,875)	67,875	5.65
Exercised/Expired	(163,776)	(26,824)	5.01
Canceled	157,948	(157,948)	29.40
Balance at October 31, 2006	193,234	184,590	$16.89

The following table summarizes information concerning outstanding and exercisable options at October 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted average	Weighted	Number	Weighted average	Weighted
	outstanding at	remaining	average	exercisable at	remaining	average
Exercise Prices	October 31, 2006	contractual life	price	October 31, 2006	contractual life	price
From $3.00 to $6.00	50,707	7.56	$4.29	36,818	6.99	$4.51
From $6.10 to $9.90	80,823	8.62	7.12	25,986	7.24	7.98
From $9.20 to $16.00	19,963	5.66	11.92	19,436	5.61	11.93
From $17.19 to $40.00	20,065	5.11	26.79	19,899	5.09	26.84
From $42.00 to $122.2	11,842	3.30	86.49	11,842	3.30	86.49
From $180.00 to $1,287.00	1,190	2.33	444.59	1,190	2.33	444.59
	184,590	7.25	$16.89	115,171	6.05	$23.38

Non Cash Stock Expense

The following table summarizes the non-cash stock expenses in fiscal 2006, 2005 and 2004:

	Fiscal Year ended October 31,
	2006	2005	2004
Stock options expenses under FAS 123R	$192	$—	$—
Stock expenses related ESPP under FAS 123R	44	—	—
Unvested Poet Options expenses under APB 25	96	86
Total non cash stock expense	$236	$96	$86

In both fiscal 2005 and fiscal 2004, stock based compensation expense represents the amortization of the deferred compensation related to options assumed in the Poet merger.

NOTE 13.   FORFEITURE OF COMMON STOCK

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

NOTE 14.   RELATED PARTY TRANSACTIONS

The Company paid one of its directors, Bernhard Woebker, $60,000 in fiscal 2006 for consulting services, in addition to the amounts paid to Mr. Woebker as part of the Company’s standard director compensation.

NOTE 15.   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Versant evaluates and revises its bad debt allowance as part of its quarter end process at each subsidiary and corporate level. The Company’s management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. The Company also assigns a general reserve to all its overdue accounts, excluding the non-routine items.

The following table summarizes the activities in the Company’s allowance for doubtful accounts (in thousands):

	Fiscal year ended October 31,
	2006	2005	2004
Allowance for doubtful accounts
Beginning balance	$114	$368	$258
Provision in allowance for doubtful accounts	175	29	111
Recovery in allowance for doubtful accounts	(227)	(283)	(1)
Ending balance	$62	$114	$368

NOTE 16.   QUARTERLY INFORMATION (unaudited)

Summarized quarterly supplemental consolidated financial information for fiscal 2006 and 2005, net of discontinued operations (in thousands):

	Fiscal 2006 Quarters Ended				Fiscal 2005 Quarters Ended
	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,
Revenues	$4,585	$3,755	$3,780	$4,625	$3,802	$3,452	$3,210	$5,281
Cost of revenues	$882	$536	$773	$900	$662	$823	$831	$948
Gross profit	$3,703	$3,219	$3,007	$3,725	$3,140	$2,629	$2,379	$4,333
Operating expenses	$2,463	$2,252	$2,422	$3,002	$3,110	$17,000	$3,705	$4,117
Income (loss) from operations	$1,240	$967	$585	$723	$30	$(14,371)	$(1,326)	$216
Net income (loss) from continuing operations attributable to common shareholders	$1,245	$917	$651	$789	$416	$(14,413)	$(1,226)	$252
Income (loss) from discontinued operations, net of income tax	$118	$91	$35	$(13)	$96	$61	$167	$93
Gain (loss) from sale of discontinued operations, net of income tax	$—	$—	$468	$—	$—	$—	$—	$—
Net income (loss)	$1,363	$1,008	$1,154	$776	$512	$(14,352)	$(1,059)	$345
Net income (loss) per share
Basic	$0.38	$0.28	$0.32	$0.22	$0.14	$(4.04)	$(0.30)	$0.10
Diluted	$0.38	$0.28	$0.32	$0.22	$0.14	$(4.04)	$(0.30)	$0.10

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2006, the end of the fiscal period covered by this report on Form 10-K. Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management with the participation of the Chief Executive Officer and the Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

The certification of Versant’s Chief Executive Officer and Chief Financial Officer attached as Exhibit 31.01 and 31.02 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning Versant’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications. The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to Versant, including its consolidated subsidiaries, is made known to them by other personnel of Versant on a timely basis. These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of the information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

Item 14.   Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

Item 15.   Exhibits, Financial Statement Schedules

The exhibit list in the “Exhibit Index” is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION
Dated:	/s/ Jerry Wong
January 29, 2007	Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
/s/ Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Jochen Witte and Jerry Wong as my attorneys-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this report on Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken, directly or indirectly, by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/Jochen Witte	President and Chief Executive Officer	January 29, 2007
Jochen Witte
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ Jerry Wong	Vice President, Finance and	January 29, 2007
Jerry Wong	Chief Financial Officer
ADDITIONAL DIRECTORS:
/s/ Uday Bellary	Director	January 29, 2007
Uday Bellary
/s/ William Henry Delevati	Director	January 29, 2007
William Henry Delevati
/s/ Herbert May	Director	January 29, 2007
Herbert May
/s/ Bernhard Woebker	Director	January 29, 2007
Bernhard Woebker

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.01	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. †	8-K	09/29/03	99.01
2.02	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	2/2/04	2.2
2.03	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). †	8-K	9/17/03	2.1
2.04	Vanatec GmbH Asset Purchase Agreement	10-KSB	1/30/06	2.06
2.05	Vanatec GmbH Agreement on the Purchase and Assignment of a Share	10-KSB	1/30/06	2.07
2.06	Asset Purchase Agreement as of February 1, 2006 between Versant Corporation and Sima Solutions	8-K	02/7/06	2.01
3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	03/24/04	4.01
3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	8/26/05	3.1
3.03	Registrant’s Amended and Restated Bylaws	10-K	2/15/05	3.2
10.01	Registrant’s 2005 Equity Incentive Plan**	S-8	12/22/05	99.01
10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant’s 2005 Equity Incentive Plan**	S-8	12/22/05	99.02
10.03	Registrant’s 2005 Directors Stock Option Plan**	S-8	12/22/05	99.03
10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant’s 2005 Directors Stock Option Plan**	S-8	12/22/05	99.04
10.05	Registrant’s 2005 Employee Stock Purchase Plan**	S-8	12/22/05	99.05
10.06	Forms of Enrollment Form and Subscription Agreement under Registrant’s 2005 Employee Stock Purchase Plan**	S-8	12/22/05	99.06
10.07	Registrant’s 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	08/14/03	4.06
10.08	Registrant’s 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	2/15/05	10.02

10.09	Registrant’s 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.05
10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.5
10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	3/24/04	4.6
10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.7
10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	3/24/04	99.01
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	2/15/05	10.9
10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	7/16/96
10.16	Lease Agreement dated November 25, 1996 between John Arrillaga, Trustee et al. and Registrant	10-KSB	4/03/98	10.15
10.17	Separation Agreement dated June 14, 2005 between Versant Corporation and Nick Ordon**	8-K	6/16/05	10.01
10.18	Separation Agreement dated June 14, 2005 between Registrant and Lee McGrath**	8-K	6/16/05	10,02
10.19	Joint Employment Agreement and Managing Director Service Contract between Registrant, Versant GmbH, a wholly owned subsidiary of Registrant, and Jochen Witte**	8-K	12/1/06	5.02
10.20	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35
10.21	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/13/99	10.02
10.22	Silicon Valley Bank Loan and Security Agreement	10-KSB	01/30/06	10.23
10.23	Silicon Valley Bank and Versant Corporation Streamline Facility Agreement	10-KSB	01/30/06	10.24
10.24	Silicon Valley Bank and Versant Corporation Intellectual Property Security Agreement	10-KSB	01/30/06	10.25

10.25	Silicon Valley Bank and Versant Corporation Default Waiver and First Amendment to Loan and Security Agreement	10-Q	03/17/06	10.01
21.01	Subsidiaries of the Registrant				☒
23.01	Consent of Grant Thornton LLP				☒
31.01	Rule 13a-14(a) Certification of Principal Executive Officer				☒
31.02	Rule 13a-14(a) Certification of Principal Financial Officer				☒
32.01	Section 1350 Certification of Principal Executive Officer				☒
32.02	Section 1350 Certification of Principal Financial Officer				☒

†                    Pursuant to Item 601(b)(2) of Regulations of S-K, certain annexes, exhibits and schedules to this Exhibit have been omitted but will be furnished supplementally to the Commission upon request.

**             Management contract or compensatory plan.