Form 10-Q
period 2007-01-31
VERSANT CORP
filed 2007-03-16
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

☐ Yes    ☒ No

As of March 9, 2007, there were outstanding 3,619,881 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended January 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31,	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,642	$8,231
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $62 at January 31, 2007 and October 31, 2006, respectively	3,175	2,885
Other current assets	807	782
Total current assets	14,624	11,898

Property and equipment, net	513	385
Goodwill	6,720	6,720
Intangible assets, net	1,117	1,196
Other assets	64	62
Total assets	$23,038	$20,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$334	$154
Accrued liabilities	2,134	2,363
Deferred revenues	4,105	3,083
Deferred rent	61	99
Total current liabilities	6,634	5,699

Deferred revenues	698	742
Long-term capital lease obligations	24	28
Total liabilities	7,356	6,469

Stockholders’ equity:
Common stock, no par value	95,252	95,089
Accumulated other comprehensive income, net	541	521
Accumulated deficit	(80,111)	(81,818)
Total stockholders’ equity	15,682	13,792
Total liabilities and stockholders’ equity	$23,038	$20,261

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2007	2006
Revenues:
License	$3,164	$2,513
Maintenance	1,917	1,633
Professional services	70	479
Total revenues	5,151	4,625

Cost of revenues:
License	47	105
Amortization of intangible assets	79	79
Maintenance	405	383
Professional services	41	333
Total cost of revenues	572	900

Gross profit	4,579	3,725

Operating expenses:
Sales and marketing	760	946
Research and development	891	869
General and administrative	1,209	1,053
Restructuring	—	134
Total operating expenses	2,860	3,002

Income from operations	1,719	723
Outside shareholders’ income from VIE	—	137
Interest and other income, net	101	12
Income from continuing operations before taxes	1,820	872
Net provision for income taxes	203	83
Net income from continuing operations	1,617	$789
Net income (loss) from discontinued operations, net of income tax	90	(13)
Net income	$1,707	$776

Basic income (loss) per share:
Net income from continuing operations attributable to common shareholders	$0.45	$0.23
Net income (loss) from discontinued operations, net of income tax	$0.02	$(0.01)
Net income attributable to common shareholders	$0.47	$0.22

Diluted income (loss) per share:
Net income from continuing operations attributable to common shareholders	$0.45	$0.23
Net income (loss) from discontinued operations, net of income tax	$0.02	$(0.01)
Net income attributable to common shareholders	$0.47	$0.22

Shares used in per share calculation:
Basic	3,606	3,559
Diluted	3,657	3,569

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$13	$11
Sales and marketing	$19	$8
Research and development	$11	$17
General and administrative	$39	$21

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,707	$776

Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of income tax	(90)	13
Depreciation and amortization	72	51
Amortization of intangible assets	79	79
Stock-based compensation	82	57
Non-cash operating expenses related to cancellation of common stock	—	(55)
Recovery of bad debt allowance	(2)	(69)
Changes in current assets and liabilities:
Accounts receivable	(281)	(1,071)
Prepaid expenses and other assets	(24)	92
Accounts payable	181	99
Accrued liabilities and other liabilities	(260)	(510)
Deferred revenues	994	722
Deferred rent	(37)	(34)
Net cash provided by operating activities	2,421	150

Cash flows from investing activities:
Investment in variable interest entity	—	(49)
Purchases of property and equipment	(197)	(10)
Net cash used in investing activities	(197)	(59)

Cash flows from financing activities:
Proceeds from sale of common stock, net	81	16
Principal payments under capital lease obligations	(4)	(2)
Net payments under short-term note and bank loan	—	(50)
Net cash provided by (used in) financing activities	77	(36)

Effect of foreign exchange rate changes on cash and cash equivalents	20	(84)
Net increase (decrease) in cash and cash equivalents from operating, investing and financing activities	2,321	(29)
Net increase (decrease) in cash and cash equivalents from discontinued operations	90	(13)
Cash and cash equivalents at beginning of period	8,231	3,958
Cash and cash equivalents at end of period	$10,642	$3,916

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  GENERAL AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) and, for the three months ended January 31, 2006, the variable interest entity (VIE) required to be consolidated in accordance with U.S. generally accepted accounting principles. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2006. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed on January 29, 2007 (File No. 000-28540). The Company’s operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2007, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access.NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). As a result, in accordance with FASB Interpretation No. (“FIN”) 46(R), Vanatec’s operating results were included in Versant’s consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec. As a result of this sale of its interest in Vanatec, as of March 27, 2006, Versant is no longer required to consolidate the operating results of Vanatec, and as such, the Company’s consolidated results as of and for the three months ended January 31, 2007 do not include the accounts of Vanatec.

NOTE 2.  STOCK-BASED COMPENSATION

Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. The recognized compensation costs during fiscal 2006 under the modified-prospective transition method include the following components:

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

SFAS 123(R) requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and, at each vesting date, performs a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied on prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the three months ended January 31, 2007 is approximately 20%.

Versant estimates the fair value of employee and director stock options and rights to purchase shares under its employee stock purchase plan, or “ESPP” using a Black-Scholes Option Pricing Model. This is consistent with the provisions of SFAS 123(R), SAB 107, Share-Based Payment, and the Company’s prior period pro forma disclosures of net income (loss), including share-based compensation.

The purchase price of shares, which employees may acquire under the Company’s ESPP, at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Since the 85% threshold is no longer a safe harbor under SFAS 123(R), Versant records compensation expense based on the estimated fair value of the shares granted under the ESPP.

The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Three Months Ended
	January 31,
	2007	2006	2007	2006
	Stock Options		ESPP

Expected life	2.2 years	3 years	6 months	6 months
Weighted-average Risk-free interest rate	4.56%	4.28%	5.00%	4.09%
Volatility	88%	107%	80%	83%
Dividend yield	—	—	—	—

Versant uses a historical model to arrive at the expected life of its options, but it takes into consideration other factors that could possibly impact the future expected life of the options. As of January 31, 2007, the Company determined that the estimated expected life of an employee share option granted under the Company’s Equity Incentive Plan was 2.2 years.

The expected life for the options granted to the non-employee board members under the Company’s 2005 Directors Stock Option Plan (“Directors Plan”) is 5.75 years. Versant used the simplified method allowed by SAB 107 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two.

Versant did not grant any options to its non-employee board members under the Directors Plan during the three month period ended January 31, 2007.

Versant uses the U.S. Treasury Strip rates listed on the last Thursday of every month in The Wall Street Journal to compute risk-free interest rate.

Versant uses the historical volatility over the expected term of the options to estimate the expected volatility. However, the Company takes into account other current information available to determine the expected volatility. Versant believes that the historical volatility, at this time, represents fairly the future volatility of its common stock.

Versant currently does not expect to receive any tax benefits in fiscal 2007 related to stock options or shares issued under its ESPP.

Versant currently provides a full valuation allowance for its deferred tax assets, accordingly, a valuation allowance is also provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).

Versant has not distributed any dividends to its common shareholders and does not expect to do so in the near future.

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated income statements for the three months ended January 31, 2007 related to stock options and ESPP was $60,000 and $22,000, respectively, and for the three months ended January 31, 2006 was $50,000 and $7,000, respectively.

The weighted average grant date fair value of options granted during the three months ended January 31, 2007 and January 31, 2006 were $5.36 and $2.55, respectively. The total fair value of shares granted during the three months ended January 31, 2007 and January 31, 2006 were $332,000 and $57,000, respectively. The aggregate intrinsic values of options exercised during the three months ended January 31, 2007 and January 31, 2006 were $9,000 and $0, respectively. The total fair value of shares vested during the three months ended January 31, 2007 and January 31, 2006 were $43,000 and $47,000, respectively.

The total unrecognized compensation costs related to non-vested options were $502,000 and $253,000 at January 31, 2007 and October 31, 2006, respectively and will be recognized using the straight-line attribution method ratably for the subsequent three years. Versant will, however, adjust total stock-based compensation cost for changes in estimated forfeiture rates and true-ups.

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

Additionally, FASB 128, Earnings per Share, requires that employee equity share options, non-vested shares, and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share shall be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. If equity share options or other equity instruments are outstanding for only part of a period, the shares issuable shall be weighted to reflect the portion of the period during which the equity instruments are outstanding. The options are included in the diluted earnings per share computation using the treasury stock method and assuming that the proceeds will be used to buy back the Company’s shares. Proceeds equal average unrecognized compensation plus exercise price and hypothetical windfall tax benefits (or a reduction for shortfalls that would be credited to additional paid in capital).

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	January 31,
	2007	2006

Net income from continuing operations attributable to common shareholders	$1,617	$789
Net income (loss) from discontinued operations, net of income tax	90	(13)
Net income attibutable to common shareholders	$1,707	$776

Calculation of basic net income per share:
Weighted average common shares outstanding	3,606	3,559

Net income per share from continuing operations attributable to common shareholders, basic	$0.45	$0.23
Net income (loss) per share from discontinued operations, net of income tax, basic	$0.02	$(0.01)
Net income per share attibutable to common shareholders, basic	$0.47	$0.22

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,606	3,559
Dilutive securities -common stock options and shares subject to repurchase	51	10
Weighted average - common shares outstanding and potentially dilutive common shares	3,657	3,569

Net income per share from continuing operations attributable to common shareholders, diluted	$0.45	$0.23
Net income (loss) per share from discontinued operations, net of income tax, diluted	$0.02	$(0.01)
Net income per share attibutable to common shareholders, diluted	$0.47	$0.22

Anti-dilutive common stock options, not included in net income per share calculation	295	234

NOTE 4.    OTHER COMPREHENSIVE INCOME

Other comprehensive income presented in the accompanying consolidated balance sheet consists of cumulative foreign currency translation adjustments.

Comprehensive income for the three months periods ended January 31, 2007 and January 31, 2006, is as follows (in thousands):

	Three Months Ended
	January 31,
	2007	2006
Net income, as reported	$1,707	$776
Foreign currency translation adjustment	(20)	(23)
Comprehensive income	$1,687	$753

NOTE 5.   SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table reflects revenues for the three months ended January 31, 2007 and January 31, 2006 by each geographic region (in thousands):

	Three Months Ended
	January 31,
Revenues by region:	2007	2006
North America	$2,431	$1,335
Europe	2,594	3,187
Asia	126	103
Total	$5,151	$4,625

The following table reflects long-lived assets as of January 31, 2007 and October 31, 2006 in each geographic region (in thousands):

	As of January 31,	As of October 31,
Long-lived assets by region:	2007	2006
North America	$157	$161
Europe	295	173
Asia	125	113
Total	$577	$447

NOTE 6.  LEGAL PROCEEDINGS

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, the Company accrues that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, the Company accrues the minimum of such probable range. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by management.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of any indemnification. As a result of current litigation in which Rockwell Automation, one of Versant’s customers, is seeking indemnification from the Company for alleged infringement of intellectual property rights asserted against it by Systems America, Inc., Versant has recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with FASB Statement No. 5. The Company is contesting the allegations of infringement of intellectual property rights asserted in this litigation.

NOTE 7.  DISCONTINUED OPERATIONS

On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions (“Sima”), a privately held U.S. based company. Versant’s WebSphere consulting practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction Versant ceased conducting its WebSphere business. In connection with Versant’s sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant’s WebSphere Practice, joined Sima.

Based on SFAS 144, Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant reflected the results of operations of its WebSphere consulting practice for the three months ended January 31, 2007 and January 31, 2006 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income (loss) from discontinued operations, net of income taxes.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, to which Versant is entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement.  For the quarter ended January 31, 2007, Versant recorded $90,000 in royalties from Sima pursuant to the Sale Agreement as income from discontinued operations.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48, which clarifies FASB Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on November 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting FIN 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant on November 1, 2008 and the Company is currently assessing the impact on its financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.  SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. Therefore, SAB 108 will become effective for Versant in the fiscal year ending October 31, 2007. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. The Company believes SAB 108 will not have a material impact on its annual financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006 filed with the SEC on January 29, 2007. Our historic operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements many include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in or anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed under the subheading “Risk Factors” in Part II, Item 1A of this report and those discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 ( “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2006. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

 Background and Overview

We design, develop, market and support high performance object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.  Companies use Versant solutions to solve complex data management and data integration problems. We design, develop, market and support object-oriented database management system products to address such problems. We also provide related product support, training, and consulting services to assist users in developing and deploying software applications based on our products. We operate our business of providing these products and related services within a single operating segment that we refer to as “Data Management”.

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

 Our Data Management business is currently comprised of the following key products:

•                     Versant Object Database, previously VDS, a seventh-generation object database management system that is used in high-performance, large-scale, real-time applications. Versant Object Database is designed to support multi-user, commercial applications in distributed computing environments. Versant Object Database enables users to store, manage, and distribute information that often cannot be administered effectively through traditional database technologies.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period. We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, allowance for doubtful accounts, stock-based compensation, and income taxes.

Revenue Recognition

We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”), and agreements for consulting and training activities.

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

•                  Collection is probable. Probability of collection is assessed using the following customer information: credit service reports, bank and trade references, public filings, and/or current financial statements. Prior payment experience is reviewed on existing customers. Payment terms in excess of our standard payment terms of 30-90 days net are granted only on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with their deployment schedules. Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables. We typically do not grant extended payment terms beyond 90 days.

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. Our license fees are non-cancelable and non-refundable, and we have not made concessions or grant refunds for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer’s delay or acceleration in its deployment schedule does not impact our revenue recognition. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term in which the PCS is to be performed, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

We categorize our customers into two broad groups, End-Users and Value Added Resellers (VARs).  End User customers are companies who use our products internally and do not redistribute our product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, Original Equipment Manufacturers (“OEMs”) and other vendors who redistribute our products to their external third party customers, either individually or as part of an integrated product.

We license our data management products through two types of perpetual licenses — development and test licenses and deployment licenses. Development and test licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Prior to an End-User customer being able to deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our product. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of Versant Object Database, VDS, and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

In instances where a customer requests engineering work for porting our products to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical assignment, we recognize revenues in accordance with SOP 81-1 Accounting Research Bulletin (“ARB”) No. 45 (As Amended), Long-Term Construction-Type Contracts and use either time and material percentage of completion or completed contract methods for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable, as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income or increase our net loss. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items. Our allowance for doubtful accounts amounted to $61,000, or 2% of gross accounts receivable, and $62,000, or 2% of gross accounts receivable, at January 31, 2007 and October 31, 2006, respectively.

Stock-Based Compensation Expense

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

The expected life of an employee share option is the period of time that it is expected to be outstanding. We use a historical model to arrive at the expected life of our options, but we also take into consideration other factors that could possibly impact the future expected life of the options. We determined that the estimated expected life of the options granted under our Equity Incentive Plan during the three months ended January 31, 2007 was 2.2 years. We believe that none of the variables, such as the vesting period, expected volatility, blackout periods and employee demographics, have materially changed. Therefore, we have concluded that the historical expected life represents fairly the expected future life of the options at this time.

The expected life for the options granted to the board members under the Directors Plan, who are not employees of Versant, is 5.75 years. We used the simplified method allowed by SAB 107 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two.

We have further estimated that the expected life of rights to purchase shares under our ESPP is six months, which is the duration of each purchase period in our plan.

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during the expected life of the options. The Black-Scholes Option Pricing Model does not incorporate a range of expected volatilities over the option’s expected life. We use the historical volatility over the expected term of the options to estimate the expected volatility. We calculate the standard deviation of price changes for the periods of four years, three years, two years, one and half years, one year and half a year. Then, we calculate historical volatility for the past four, three, two, one and half, one, and half-year periods. We, however, take into account other current information available to determine that the expected volatility, derived based on historical volatility, represents fairly the future volatility of our common stock. At this time, we do not believe that there is any indication that future volatility will differ from historical volatility. We have estimated that our volatility is 88% for options granted during the three months ended January 31, 2007.

We use the U.S. Treasury Strip rates listed on the last Thursday of every month in the Wall Street Journal to compute risk-free interest rate.

We have not distributed any dividends to our common shareholders and do not expect to do so in the near future.

We estimate forfeiture rates at the time of grant and revise it in subsequent periods if actual forfeiture rates differ from those estimates. We apply the forfeiture rate to the unvested portion of the option valuation and perform a true up for the amount of the valuation to be recorded, as options vest, if the actual forfeiture rate is different from the one applied in prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the first quarter of fiscal 2007 is at 20% for grants under the Equity Incentive Plan and 15% for grants under the Director Plan. We have assumed that all participants in our ESPP will hold onto their contributions to acquire their shares at the end of the period. Therefore, we have not provided any forfeiture provision for our ESPP for the six month purchase period commencing December 1, 2006.

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

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2006 and January 31, 2007 for our deferred tax assets.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended
	January 31,
	2007	2006
	(unaudited)
Revenues:
License	62%	55%
Maintenance	37	35
Professional services	1	10
Total revenues	100%	100%

Cost of revenues:
License	1	2
Amortization of intangible assets	1	2
Maintenance	8	8
Professional services	1	7
Total cost of revenues	11%	19%

Gross profit	89%	81%

Operating expenses:
Sales and marketing	15	20
Research and development	17	19
General and administrative	24	23
Restructuring	0	3
Total operating expenses	56%	65%

Income from operations	33%	16%
Outside shareholders’ income from VIE	0	3
Interest and other income, net	2	0
Income from continuing operations before taxes	35%	19%
Net provision for income taxes	4	2
Net income from continuing operations	31%	17%
Net income (loss) from discontinued operations, net of income tax	2	0
Net income	33%	17%

Revenues

The following table summarizes software license, maintenance and professional services revenues for the three months ended January 31, 2007 and January 31, 2006 (in thousands, except percentages):

	Three Months Ended
	January 31,
			Change
Revenues:	2007	2006	Amount	Percentage
	(unaudited)
License revenues	$3,164	$2,513	$651	26%
Maintenance revenues	1,917	1,633	284	17%
Professional services revenues	70	479	(409)	-85%
Total	$5,151	$4,625	$526	11%

Total Revenues. Total revenues are comprised of license fees, and revenues from maintenance, consulting, training and other support services. Fluctuations in total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. Our revenues as shown in the above table and in the accompanying statements of operations included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as “net income (loss) from discontinued operations, net of income taxes”. See NOTE 7 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

Our total revenues increased by $526,000 (or 11%) for the three months ended January 31, 2007 from the corresponding period in fiscal 2006. This increase resulted primarily from an increase in license and maintenance revenues, and included favorable foreign currency fluctuations of $80,000.

No customer accounted for 10% or more of our total revenues for the three months ended January 31, 2007. One customer accounted for 15% of our total revenues for the three months ended January 31, 2006.

The inherently unpredictable business cycle of an enterprise software company, together with the cautious consumer behavior in the macro-economic environment, make discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing cautious behaviors in IT purchasing in North America: lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, are factors adversely affecting our license revenues. This trend is more apparent in the telecommunications and technology industries.

Historically, our first fiscal quarter is typically our strongest quarter of the fiscal year. We expect higher license and maintenance revenues and lower consulting revenues for fiscal 2007, resulting in comparable total revenues to fiscal 2006. We anticipate higher license and maintenance revenues in fiscal 2007, as we have a higher level of dedicated resources and sales personnel allocated to the telecommunications sector in fiscal 2007.

Revenues by Category.  The following table summarizes our revenues by category for the three months ended January 31, 2007 and January 31, 2006 (in thousands, except percentages):

	Three Months Ended
	January 31,
		Percentage		Percentage	Changes
Revenues by category:	2007	of revenues	2006	of revenues	Amount	Percentage
	(unaudited)
License	$3,164	62%	$2,513	55%	$651	26%
Maintenance	1,917	37%	1,633	35%	284	17%
Professional service	70	1%	479	10%	(409)	-85%
Total	$5,151	100%	$4,625	100%	$526	11%

License.  License revenues were $3.2 million for the three months ended January 31, 2007, an increase of $651,000 (or 26%) from $2.5 million reported for the comparable period in fiscal 2006.  The higher license revenues for the three months ended January 31, 2007 were due in part to a royalty payment from a U.S. customer for approximately $370,000, and additional deployment licenses sold to a U.S. customer for approximately $150,000.

Maintenance.  Maintenance revenues were $1.9 million for the three months ended January 31, 2007, an increase of $284,000 (or 17%) from $1.6 million reported for the comparable period in fiscal 2006. The higher maintenance revenues for the three months ended January 31, 2007 were mainly due to back maintenance revenues related to one U.S. customer for approximately $99,000, maintenance revenues related to two new maintenance agreements with existing European based customers for approximately $82,000, and one new maintenance agreement with a U.S. based customer for approximately $54,000.

Professional Services.  Professional services revenues were $70,000 for the three months ended January 31, 2007, a decline of $409,000 (or 85%) from $479,000 reported for the comparable period in fiscal 2006. This decline compared to the corresponding period in fiscal 2006 was mainly due to the fact that in the first quarter of fiscal 2006, we recognized $324,000 in revenues from a significant percentage-of-completion consulting project with a European customer but had no corresponding revenue transaction of this magnitude in the first quarter of fiscal 2007.

International Revenues. The following table summarizes our revenues by geographic area for the three months ended January 31, 2007 and January 31, 2006 (in thousands, except percentages):

	Three Months Ended
	January 31,
		Percentage		Percentage	Change
Revenues by geographic area:	2007	of revenues	2006	of revenues	Amount	Percentage
	(unaudited)
North America	$2,431	47%	$1,335	29%	$1,096	82%
Europe	2,594	51%	3,187	69%	(593)	-19%
Asia	126	2%	103	2%	23	22%
Total	$5,151	100%	$4,625	100%	$526	11%

International revenues represented approximately 53% of our total revenues for the three months ended January 31, 2007, as compared to 71% for the comparable period in 2006. For the three months ended January 31, 2007, we experienced a higher proportion of revenues in North America than in recent quarters due to the closing of several moderate sized transactions with North American customers. The decrease in revenues for European operations was due primarily to a significant percentage-of-completion consulting project for the three months ended January 31, 2006 not repeated in the first quarter of fiscal 2007. The higher percentage of international revenues for both periods is mainly due to the following:

•      Stronger demand for our products in Europe.

•      Cautious purchasing behavior in the U.S.

•      Change of management and reduction in sales personnel in our U.S. operations.

•      Discontinuation of U.S. WebSphere consulting practice.

Cost of Revenues

The following table summarizes total cost of revenues for the three months ended January 31, 2007 and January 31, 2006 (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
Cost of revenues:	2007	2006	Amount	Percentage
	(unaudited)
Cost of license	$47	$105	$(58)	-55%
Amortization of intangible assets	79	79	(0)	0%
Cost of maintenance	405	383	22	6%
Cost of professional services	41	333	(292)	-88%
Total	$572	$900	$(328)	-36%

Total Cost of Revenues.  Total cost of revenues was $572,000 for the three months ended January 31, 2007, a decline of $328,000 (or 36%) from the total cost of revenues of $900,000 reported for the comparable period in 2006. This decline resulted primarily from a decrease in cost of professional services and cost of license revenues, and included unfavorable foreign currency fluctuations of approximately $27,000.

License. Cost of license revenues consists primarily of royalties and cost of third party products (which we resell to our customers), product media and packaging costs. Cost of license revenues was $47,000 (or 1% of license revenues) for the three months ended January 31, 2007 as compared to $105,000 (or 4% of license revenues) for the corresponding period in 2006. The decrease of $58,000 (or 55%) in absolute dollars for the three months ended January 31, 2007 from the comparable period in fiscal 2006 was primarily due to a decrease in cost of third party products in the U.S. of $35,000.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets acquired in our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology. Amortization of intangible assets was $79,000 for the three months ended January 31, 2007 and January 31, 2006. We expect to incur approximately $79,000 per quarter for amortization of intangible assets for the remainder of fiscal 2007.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead. Cost of maintenance revenues was $405,000 for the three months ended January 31, 2007 (or 21% of maintenance revenues) compared to $383,000 (or 23% of maintenance revenues) for the corresponding period in fiscal 2006, a modest increase of $22,000 (or 6%) in absolute dollars for the three months ended January 31, 2007 over the comparable period in fiscal 2006.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.  Cost of professional services revenues was $41,000 (or 59% of professional services revenues) for the three months ended January 31, 2007 as compared to $333,000 (or 70% of professional services revenues) for the corresponding period in 2006. The decline in absolute dollars of $292,000 (or 88%) for the three months ended January 31, 2007 over the comparable period in fiscal 2006 was primarily due to the reallocation of headcounts of the European consulting team to research and development as a result of completion of a major percentage-of-completion consulting project with a European customer in fiscal 2006.

Operating Expenses

The following table summarizes the operating expenses for the three ended January 31, 2007 and January 31, 2006 (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
Operating expenses:	2007	2006	Amount	Percentage
	(unaudited)
Sales and marketing	$760	$946	$(186)	-20%
Research and development	891	869	22	3%
General and administrative	1,209	1,053	156	15%
Restructuring charges	—	134	(134)	-100%
Total	$2,860	$3,002	$(142)	-5%

Total Operating Expenses.  Total operating expenses were $2.9 million for the three months ended January 31, 2007, a decline of $142,000 (or 5%) from $3.0 million reported for the comparable period in 2006. This decline resulted primarily from reductions in our sales and marketing expenses and the absence of restructuring charges in the three months ended January 31, 2007, and included unfavorable foreign currency exchange fluctuations of $19,000.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.  Sales and marketing expenses were $760,000 (or 15% of revenues) for the three months ended January 31, 2007 and $946,000 (or 20% of revenues) for the comparable period in fiscal 2006. The $186,000 (or 20%) decline in absolute dollars for the three months ended January 31, 2007 was partly due to one headcount reduction in our U.S. operations (resulting in a reduction of salary, commissions, employee severance payments and other payroll related expenses totaling $102,000). Additionally, during the three months ended January 31, 2007, there was an approximately $84,000 decrease in marketing expenses due to reduction of marketing related programs in our U.S. operations. We expect our quarterly sales and marketing expenses to be relatively consistent for the remainder of fiscal 2007, and to continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors. Research and development expenses were $891,000 (or 17% of revenues) for the three months ended January 31, 2007 and $869,000 (or 19% of revenues) for the comparable period in 2006. The $22,000 (or 3%) increase in absolute dollars for the three months ended January 31, 2007 was mainly due to an increase of six headcounts in our European operations , resulting in an increase of approximately $131,000 from the comparable period for 2006. This increase was partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $113,000. We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at the current levels for the remainder of fiscal 2007.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses and general operating expenses. General and administrative expenses were $1.2 million (or 23% of revenues) for the three months ended January 31, 2007 and $1.1 million (or 23% of revenues) for the comparable period in fiscal 2006. The $156,000 (or 15%) increase in absolute dollars for the three months ended January 31, 2007 was primarily due to higher legal fees and costs associated with a pending litigation in which a customer, Rockwell Automation, is seeking indemnity from the Company for a third-party intellectual property infringement claim asserted it by Systems America, Inc. We expect our general and administrative expenses to decrease moderately during the remainder of fiscal year 2007 due to audit and legal fees related to the Company’s annual report for our fiscal year ended October 31, 2006 having been incurred primarily during the three months ended January 2007. However, we anticipate continuing to incur legal and related costs associated with the pending litigation against the Company, and additionally, costs associated with implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Outside Shareholders’ Loss from VIE

During the three months ended July 31, 2005, as part of our restructuring plan, we spun-off the assets of our VOA.Net product to Vanatec, and we committed to the capital contribution to Vanatec of an additional 212,500 euros (or $260,000), which we fully contributed on November 3, 2005. We determined that equity at risk in Vanatec was not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

Vanatec’s results were included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. During the three months ended January 31, 2006, we absorbed our share of Vanatec’s losses up to the point that it exceeded variable interest liability; and subsequent to that we absorbed 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006. In addition, we continued to absorb 100% of Vanatec’s losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006, until we determined that we were no longer required to consolidate Vanatec’s operating results, as described below.

On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty interest at a rate of six percent of its net proceeds, but no less than 30 euros per copy of licenses it grants of the co-owned technology, for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 450,000 euros. As a result of Versant’s sale of its interest in Vanatec and this agreement, Versant determined that it was no longer the primary beneficiary of Vanatec as defined by FIN 46 (R), and thus, was no longer required to consolidate Vanatec’s operating results after March 27, 2006, and, as such, the results of Vanatec are not included in the Company’s consolidated financial statements as of and for the three months ended January 31, 2007.

Interest and Other Income, Net

Interest and other income, net consists of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses.

The following table summarizes interest and other income, net for the three months ended January 31, 2007 and January 31, 2006 (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
	2007	2006	Amount	Percentage
	(unaudited)
Interest income	$96	$29	$67	231%
Interest expense	(2)	(3)	1	-33%
Other income	6	—	6	100%
Foreign exchange gain (loss)	1	(14)	15	107%
Interest and other income, net	$101	$12	$89	742%

Interest and other income, net was $101,000 (or 2% of revenues) for the three months ended January 31, 2007 and was $12,000 for the comparable period in 2006. The increase in absolute dollars of $89,000 was largely due to an increase in interest income from both our European and US operations as a result of higher cash balances as well as higher interest rates and foreign exchange rate fluctuations.

Provision for Income Taxes

The following table reflects provision for income taxes for the three months ended January 31, 2007 and January 31, 2006 (in thousands, except percentages):

	Three Months Ended
	January 31,		Change
	2007	2006	Amount	Percentage
	(unaudited)
Foreign withholding taxes	$17	$—	$17	100%
Provision for income taxes Germany & UK	165	70	95	136%
US state and franchise taxes	21	13	8	62%
Total	$203	$83	$120	145%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. As such, we accrued income taxes for our European operations of approximately $165,000 for the three months ended January 31, 2007. The Company’s tax provision is based upon our projected fiscal 2007 effective tax rates.

We incurred foreign withholding tax and state franchise tax of approximately $38,000 and $13,000 for the three months ended January 31, 2007 and 2006, respectively, which we have included in our income tax provision.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of January 31, 2007, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended January 31, 2007. As of January 31, 2007, we had a cash and cash equivalents balance of approximately $10.6 million, an increase of $2.4 million over the $8.2 million of cash and cash equivalents we held at October 31, 2006.

As of January 31, 2007, $7.7 million of our $10.6 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $4.5 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of January 31, 2007			As of October 31, 2006
Cash in foreign currency:	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)
Euros		€3,352	$4,344		€2,907	$3,699
British Pound		£66	130		£106	200
India Rupee	Rs.	2,406	54	Rs.	1,137	25
Total			$4,528			$3,924

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 41% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

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

We believe that, with our current cost structure, we can reasonably expect to operate at a positive cash flow level for the remainder of fiscal 2007.

Cash Flow provided by Operating Activities

The following table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities for the periods indicated (in thousands):

	Three Months Ended
	January 31,
Net cash provided by operating activities:	2007	2006
	(unaudited)
Net income	$1,707	$776

Net loss (income) from discontinued operations, net of income tax	(90)	13
Non-cash adjustments	231	63
Accounts receivable	(281)	(1,071)
Prepaid expense and other assets	(24)	92
Accounts payable, accrued liabilities and other liabilities	(116)	(445)
Deferred revenues	994	722
Total	$2,421	$150

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

We generated $2.4 million of cash flows from operations during the three months ended January 31, 2007. This was primarily derived from $1.7 million in net income and an increase of $994,000 in deferred revenues, and was partially offset by an increase of $281,000 in trade accounts receivable and $116,000 cash used towards a reduction in accounts payables, accrued liabilities and other liabilities.

Non-cash adjustments were $231,000 for the three months ended January 31, 2007 compared to $63,000 for the corresponding period in 2006. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 45 days and 51 days for the three months ended January 31, 2007 and January 31, 2006, respectively.

Our working capital was $8.0 million as of January 31, 2007 compared to $6.2 million as of October 31, 2006.

Cash Flow used in Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the three months ended January 31, 2007, $197,000 of cash was used in investing activities and was comprised entirely of purchases of property and equipment.

We anticipate an increase in purchases of property and equipment in fiscal 2007, including costs related to the replacement of older server equipment and other computer related equipment in both Germany and the U.S., and capital expenditures related to new corporate headquarters in the U.S., as the current building lease expires on June 30, 2007.

Cash Flow provided by Financing Activities

The primary source of cash from financing activities is proceeds from sale of common stock under our Equity Incentive Plan, Directors Stock Option Plan and Employee Stock Purchase Plan.

For the three months ended January 31, 2007, $77,000 in cash was provided by financing activities comprised of the following:

•              Cash inflows of $81,000 due to proceeds from the sale of common stock under our equity incentive and employee stock purchase plans, and

•              Principal payments of $4,000 under capital lease obligations.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of January 31, 2007 we had approximately 107,000 shares available to issue under our current equity incentive and director plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of January 31, 2007 consist of obligations under operating leases for facilities and equipment commitments.

Our annual minimum commitments as of January 31, 2007 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheets as of January 31, 2007, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total

Nine months ending October 31, 2007	774	43	817
Fiscal year ending October 31,
2008	195	43	238
2009	100	34	134
2010	33	16	49
Thereafter	—	22	22
Total	$1,102	$158	$1,260

On June 21, 2005, we entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement with a financial institution (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million from the bank at any one time under a revolving secured accounts receivable-based line of credit.  This line of credit permits us to obtain short-term loan advances from the financial institution equal to 80% of the face amount of our specific eligible accounts receivable. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate. Our obligations to the financial institution under the Loan Agreements are secured by a first security interest in all of our assets, including our equipment, cash and intellectual property. The credit facility provided by the Loan Agreements will expire by June 21, 2007. As of January 31, 2007 Versant had no outstanding indebtedness under the Loan Agreements.

We believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated; then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment that is significant, it will be necessary for us to seek additional debt or equity financing.

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

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of any indemnification. As a result of current litigation in which Rockwell Automation, one of our customers, is seeking indemnification from us for alleged infringement of intellectual property rights asserted against it by Systems America, Inc., we have recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with FASB Statement No. 5. We are contesting the allegations of infringement of intellectual property rights asserted in this litigation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48, which clarifies FASB Statement No. 109, Accounting for Income

Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on November 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting FIN 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant on November 1, 2008 and the Company is currently assessing the impact on its financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.  SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. Therefore, SAB 108 will become effective for Versant in the fiscal year ending October 31, 2007. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. The Company believes SAB 108 will not have a material impact on its annual financial statements.

Risk Factors

The Company’s business faces many risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the SEC on January 29, 2007 (File No. 000-28540) and in Item 1A (“Risk Factors”) in Part II of this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments.  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.  To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies.  We currently do not use financial instruments to hedge these operating expenses.  We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during the remainder of fiscal 2007.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros, and our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 41% of our cash balance in Europe in the form of U.S. dollars to neutralize the impact of any foreign currency fluctuations.

We do not use derivative financial instruments for speculative trading purposes.

Interest rate risk.  Our cash equivalents primarily consist of money market accounts; therefore, we do not believe that our interest rate risk is significant at this time.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. There have been no material changes in our risks other than the addition of the following risk factor:

If the Company becomes an “accelerated filer” under SEC rules in fiscal 2007, we may incur significant additional operating expenses in fiscal 2007 in order to fully comply with the provisions of Section 404 of the Sarbanes-Oxley Act. If the aggregate market value of our common stock held by non-affiliates is $75 million or more as of the last business day of our second fiscal quarter ending April 30, 2007, then the Company would become an “accelerated filer” under SEC Rules, which would accelerate our obligation to comply with the internal controls requirements of Section 404 of the Sarbanes-Oxley Act, and cause us to incur substantial additional operating expenses in fiscal 2007.

ITEM 6.  EXHIBITS

(a)           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Filed
with
Exhibit		Incorporated by Reference				this
Number	Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

3.01	Amended and Restated Bylaws of Versant Corporation	8-K	000-28540	3.01	03/02/07

10.01	Employment contract with Thomas Huben effective as of November 1, 2006					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*          This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:	/s/ Jerry Wong
March 16, 2007	Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

/s/ Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)