Form 10-Q
period 2007-04-30
VERSANT CORP
filed 2007-06-13
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

☐ Yes    ☒  No

As of June 7, 2007, there were outstanding 3,663,176 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended April 30, 2007

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,960	$8,231
Trade accounts receivable, net of allowance for doubtful accounts of $82 and $62 at April 30, 2007 and October 31, 2006, respectively	2,076	2,885
Other current assets	907	782
Total current assets	16,943	11,898

Property and equipment, net	522	385
Goodwill	6,720	6,720
Intangible assets, net	1,038	1,196
Other assets	105	62
Total assets	$25,328	$20,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$288	$154
Accrued liabilities	2,258	2,363
Deferred revenues	4,021	3,083
Deferred rent	25	99
Total current liabilities	6,592	5,699

Deferred revenues	717	742
Long-term capital lease obligations	20	28
Total liabilities	7,329	6,469

Stockholders’ equity:
Common stock, no par value	95,442	95,089
Accumulated other comprehensive income, net	762	521
Accumulated deficit	(78,205)	(81,818)
Total stockholders’ equity	17,999	13,792
Total liabilities and stockholders’ equity	$25,328	$20,261

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006
Revenues:
License	$3,285	$1,745	$6,449	$4,258
Maintenance	1,877	1,457	3,794	3,090
Professional services	28	578	98	1,057
Total revenues	5,190	3,780	10,341	8,405

Cost of revenues:
License	94	58	141	162
Amortization of intangible assets	79	79	158	158
Maintenance	370	345	776	729
Professional services	20	291	60	625
Total cost of revenues	563	773	1,135	1,674

Gross profit	4,627	3,007	9,206	6,731

Operating expenses:
Sales and marketing	874	765	1,634	1,711
Research and development	821	702	1,713	1,571
General and administrative	1,095	871	2,303	1,924
Restructuring	—	84	—	218
Total operating expenses	2,790	2,422	5,650	5,424

Income from operations	1,837	585	3,556	1,307
Outside shareholders’ income from Variable Interest Entity	—	—	—	138
Interest and other income, net	141	34	243	46
Gain on disposal of Variable Interest Entity	—	131	—	131
Income from continuing operations before taxes	1,978	750	3,799	1,622
Net provision for income taxes	153	99	356	182
Net income from continuing operations	1,825	651	3,443	1,440
Gain from sale of discontinued operations, net of income taxes	—	468	—	468
Net income from discontinued operations, net of income taxes	81	35	170	22
Net income	$1,906	$1,154	$3,613	$1,930

Basic income per share:
Net income from continuing operations	$0.51	$0.18	$0.95	$0.40
Net income from discontinued operations, net of income tax	$0.02	$0.14	$0.05	$0.14
Net income per share, basic	$0.53	$0.32	$1.00	$0.54

Diluted income per share:
Net income from continuing operations	$0.50	$0.18	$0.94	$0.40
Net income from discontinued operations, net of income tax	$0.02	$0.14	$0.05	$0.14
Net income per share, diluted	$0.52	$0.32	$0.99	$0.54

Shares used in per share calculation:
Basic	3,618	3,569	3,612	3,564
Diluted	3,698	3,578	3,677	3,570

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$16	$14	$29	$25
Sales and marketing	$21	$12	$40	$20
Research and development	$8	$20	$19	$37
General and administrative	$42	$18	$81	$39

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	April 30,	April 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,613	$1,930

Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of income taxes	—	(468)
Gain on disposal of Variable Interest Entity	—	(131)
Net income from discontinued operations, net of income taxes	(170)	(22)
Depreciation and amortization	144	108
Amortization of intangible assets	158	158
Stock-based compensation	169	121
Write-off of property and equipment	—	25
Non-cash operating expenses related to cancellation of common stock	—	(50)
Provision (recovery) of bad debt allowance	17	(93)
Changes in current assets and liabilities:
Accounts receivable	848	1,248
Prepaid expenses and other assets	(107)	(256)
Accounts payable	138	(485)
Accrued liabilities and other liabilities	(207)	(829)
Deferred revenues	816	216
Deferred rent	(74)	(68)
Net cash provided by operating activities	5,345	1,404

Cash flows from investing activities:
Proceeds from sale of Websphere	—	500
Proceeds from sale of Vanatec	—	6
Purchases of property and equipment	(257)	(65)
Net cash provided by (used in) investing activities	(257)	441

Cash flows from financing activities:
Proceeds from sale of common stock, net	184	38
Principal payments under capital lease obligations	(8)	(3)
Net payments under short-term note and bank loan	—	(39)
Net cash provided by (used in) financing activities	176	(4)

Effect of foreign exchange rate changes on cash and cash equivalents	295	81
Net increase in cash and cash equivalents from operating, investing and financing activities	5,559	1,922
Net increase in cash and cash equivalents from discontinued operations	170	22
Cash and cash equivalents at beginning of period	8,231	3,958
Cash and cash equivalents at end of period	$13,960	$5,902

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.   GENERAL AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) required to be consolidated in accordance with U.S. generally accepted accounting principles. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2006. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed on January 29, 2007 (File No. 000-28540). The Company’s operating results for the three and six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2007, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access.NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company). As a result, in accordance with FASB Interpretation No. (“FIN”) 46(R), Vanatec’s operating results were included in Versant’s consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec. As a result of this sale of its interest in Vanatec, as of March 27, 2006, Versant was no longer required to consolidate the operating results of Vanatec, and as such, the Company’s consolidated financial statements as of April 30, 2006 and as of and for the three and six months ended April 30, 2007 do not include the accounts of Vanatec.

NOTE 2.   STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated income statements for the three and six months ended April 30, 2007, related to stock options was $64,000 and $124,000, respectively; and related to the Company’s employee stock purchase plan (“ESPP”) was $23,000 and $45,000, respectively. Stock-based compensation expense recognized in the consolidated income statements for the three and six months ended April 30, 2006, related to stock options was $58,000 and $108,000, respectively; and related to ESPP was $6,000 and $13,000, respectively.

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

Additionally, FASB 128, Earnings per Share, requires that employee equity share options, non-vested shares, and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share is based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. If equity share options or other equity instruments are outstanding for only part of a period, the shares issuable are weighted to reflect the portion of the period during which the equity instruments are outstanding. The options are included in the diluted earnings per share computation using the treasury stock method and assuming that the proceeds will be used to buy back the Company’s shares. Proceeds equal average unrecognized compensation plus exercise price and hypothetical windfall tax benefits (or a reduction for shortfalls that would be credited to additional paid in capital).

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Net income from continuing operations	$1,825	$651	$3,443	$1,440
Gain from sale of discontinued operations, net of income taxes	—	468	—	468
Earnings from discontinued operations, net of income tax	81	35	170	22
Net income	$1,906	$1,154	$3,613	$1,930

Calculation of basic net loss per share:
Weighted average common shares outstanding	3,618	3,569	3,612	3,564

Net income per share from continuing operations	$0.51	$0.18	$0.95	$0.40
Earnings per share from discontinued operations, net of income tax, basic	$0.02	$0.14	$0.05	$0.14
Net income per share, basic	$0.53	$0.32	$1.00	$0.54

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,618	3,569	3,612	3,564
Dilutive securities -common stock options and shares subject to repurchase	80	9	65	6
Weighted average - common shares outstanding and potentially dilutive common shares	3,698	3,578	3,677	3,570

Net income per share from continuing operations	$0.50	$0.18	$0.94	$0.40
Earnings per share from discontinued operations, net of income tax, diluted	$0.02	$0.14	$0.05	$0.14
Net income per share, diluted	$0.52	$0.32	$0.99	$0.54

Anti-dilutive common stock options, not included in net income per share calculation	287	263	287	263

NOTE 4.   OTHER COMPREHENSIVE INCOME

Other comprehensive income presented in the accompanying consolidated balance sheet consists of cumulative foreign currency translation adjustments.

Comprehensive income for the three and six month periods ended April 30, 2007 and April 30, 2006, is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net income, as reported	$1,906	$1,154	$3,613	$1,930
Foreign currency translation adjustment	221	99	241	122
Other comprehensive income	$2,127	$1,253	$3,854	$2,052

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

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract was originated.

The following table reflects revenues for the three and six months ended April 30, 2007 and April 30, 2006 by each geographic region (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenues by region:
North America	$1,995	$1,110	$4,426	$2,445
Europe	2,827	2,566	5,421	5,753
Asia	368	104	494	207
Total	$5,190	$3,780	$10,341	$8,405

The following table reflects long-lived assets as of April 30, 2007 and October 31, 2006 in each geographic region (in thousands):

	As of April 30,	As of October 31,
	2007	2006
Long-lived assets by region:
North America	$182	$161
Europe	302	173
Asia	143	113
Total	$627	$447

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

Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three and six months ended April 30, 2007 and April 30, 2006 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, to which Versant is entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement. For the three and six months ended April 30, 2007, Versant recorded $81,000 and $170,000, respectively, in royalties from Sima pursuant to the Sale Agreement as income from discontinued operations.

NOTE 8.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies FASB Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on November 1, 2007. The Company has not yet been able to complete its evaluation of the impact of adopting FIN 48 and as a result, is not yet able to estimate the effect, if any, the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant on November 1, 2008 and the Company is currently assessing the impact of FAS 157 on its financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.  SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. Therefore, SAB 108 will become effective for Versant in the fiscal year ending October 31, 2007. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. The Company believes SAB 108 will not have a material impact on its annual financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant in the fiscal year ending October 31, 2008. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS No. 157. The Company is currently evaluating whether adoption of SFAS 159 will have an impact on the consolidated financial statements.

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements many include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements are subject to and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in or anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 ( “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2006. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

Our products are typically used by customers to manage data for business systems and enable these systems to access and integrate data necessary for the customers’ data management applications. Our data management products and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. We believe that by using our data management solutions, customers cut their hardware costs, accelerate and simplify their development efforts, significantly reduce administration costs and deliver products with a significant competitive edge.

Our Data Management business is currently comprised of the following key products:

•                     Versant Object Database, previously called VDS, a seventh-generation object database management system that is used in high-performance, large-scale, real-time applications. Versant Object Database is designed to support multi-user, commercial applications in distributed computing environments. Versant Object Database enables users to store, manage, and distribute information that often cannot be administered effectively through traditional database technologies.

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

•                  Consulting services and training services;

•                  Nonrecurring engineering fees received in connection with providing services associated with Versant Object Database and FastObjects;

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

Revenue Recognition

We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Our revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”), and, to a lesser degree, agreements for consulting and training activities.

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

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. Our license fees are non-cancelable and non-refundable, and we have not made concessions or granted refunds for any unused amount. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer’s delay or acceleration in its deployment schedule does not impact our revenue recognition in such cases. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term in which the PCS is to be performed, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

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

We license our data management products through two types of perpetual licenses — development and test licenses and deployment licenses. Development and test licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Prior to an End-User customer being able to deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our product. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of Versant Object Database, and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable, as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income or increase our net loss. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items. Our allowance for doubtful accounts amounted to $82,000, or 4% of gross accounts receivable, and $62,000, or 2% of gross accounts receivable, at April 30, 2007 and October 31, 2006, respectively.

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

The expected life of an employee share option is the period of time that it is expected to be outstanding. We use a historical model to arrive at the expected life of our options, but we also take into consideration other factors that could possibly impact the future expected life of the options. We determined that the estimated expected life of the options granted under our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) during the three months ended April 30, 2007 was 2.3 years. We believe that none of the variables, such as the vesting period, expected volatility, blackout periods and employee demographics, have materially changed. Therefore, we have concluded that the historical expected life represents fairly the expected future life of the options at this time.

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

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during the expected life of the options. The Black-Scholes Option Pricing Model does not incorporate a range of expected volatilities over the option’s expected life. We use the historical volatility over the expected term of the options to estimate the expected volatility. We calculate the standard deviation of price changes for the periods of four years, three years, two years, one and half years, one year and half a year. Then, we calculate historical volatility for the past four, three, two, one and half, one, and half-year periods. We, however, take into account other current information available to determine that the expected volatility, derived based on historical volatility, represents fairly the future volatility of our common stock. At this time, we do not believe that there is any indication that future volatility will differ from historical volatility. We have estimated that our volatility is 84% for options granted during the three months ended April 30, 2007.

We use the U.S. Treasury Strip rates listed on the last Thursday of every month in the Wall Street Journal to compute the risk-free interest rate.

We have not distributed any dividends to our common shareholders and do not expect to do so in the near future.

We estimate forfeiture rates at the time of grant and revise it in subsequent periods if actual forfeiture rates differ from those estimates. We apply the forfeiture rate to the unvested portion of the option valuation and perform a true up for the amount of the valuation to be recorded, as options vest, if the actual forfeiture rate is different from the one applied in prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the first and second quarters of fiscal 2007 is at 20% for grants under the Equity Incentive Plan and 15% for grants under the Director Plan. We have assumed that all participants in our ESPP will hold onto their contributions to acquire their shares at the end of the period. Therefore, we have not provided any forfeiture provision for our ESPP for the six month purchase period commencing December 1, 2006.

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

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2006 and April 30, 2007 for our deferred tax assets.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
License	63%	46%	62%	51%
Maintenance	36	39	37	37
Professional services	1	15	1	12
Total revenues	100	100	100	100

Cost of revenues:
License	2	1	1	2
Amortization of intangible assets	2	2	2	2
Maintenance	7	9	7	9
Professional services	0	8	1	7
Total cost of revenues	11	20	11	20

Gross profit	89	80	89	80

Operating expenses:
Sales and marketing	17	21	16	20
Research and development	16	19	17	19
General and administrative	21	23	22	23
Restructuring	0	2	0	3
Total operating expenses	54	65	55	65

Income from operations	35	15	34	15
Outside shareholders’ income from Variable Interest Entity	0	0	0	2
Interest and other income, net	3	1	3	1
Gain on disposal of Variable Interest Entity	0	3	0	2
Income from continuing operations before taxes	38	19	37	20
Net provision for income taxes	3	3	4	2
Net income from continuing operations	35	16	33	18
Gain from sale of discontinued operations, net of income taxes	0	12	0	6
Net income from discontinued operations, net of income taxes	2	1	2	0
Net income	37%	29%	35%	24%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and six months ended April 30, 2007 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,				April 30,
			Change				Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$3,285	$1,745	$1,540	88%	$6,449	$4,258	$2,191	51%
Maintenance revenues	1,877	1,457	420	29%	3,794	3,090	704	23%
Professional services revenues	28	578	(550)	-95%	98	1,057	(959)	-91%
Total	$5,190	$3,780	$1,410	37%	$10,341	$8,405	$1,936	23%

Total Revenues. Total revenues are comprised of license fees, and revenues from maintenance, consulting, training and other support services. Fluctuations in total revenues are generally attributable to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. Our revenues as shown in the above table and in the accompanying statements of operations included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as “net income (loss) from discontinued operations, net of income taxes”. See NOTE 7 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

Our total revenues increased by $1.4 million (or 37%) for the three months ended April 30, 2007 from the corresponding period in fiscal 2006. This increase resulted primarily from an increase in license and maintenance revenues, and included favorable foreign currency fluctuations of $128,000, and was partly offset by decreases in professional services revenues.

Our total revenues increased by $1.9 million (or 23%) for the six months ended April 30, 2007 from the corresponding period in fiscal 2006. This increase resulted primarily from an increase in license and maintenance revenues, and included favorable foreign currency fluctuations of $208,000, and was partly offset by decreases in professional services revenues.

Two customers each accounted for 15% or more of our total revenues for the three months ended April 30, 2007, and one customer accounted for 10% or more of our total revenues for the six months ended April 30, 2007. No customer accounted for more than 10% of our total revenues for the three and six months ended April 30, 2006.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor adversely affecting our license revenues. This trend is more apparent in the telecommunications and technology industries.

In recent fiscal years our second fiscal quarter is typically a relatively weaker quarter of the fiscal year. However, revenues for the three months ended April 30, 2007 has been strong, with a significant portion of the increase in license revenues for the quarter  resulting from a license transaction with a defense contractor, which we had originally expected to close later in this fiscal year. Based on the first two quarters’ performance in fiscal 2007, Versant has raised its guidance for fiscal 2007. The Company expects total revenue growth for full year fiscal 2007 over fiscal 2006 of approximately 10%, which the Company anticipates will be driven primarily by estimated license revenue growth of approximately 25% in fiscal 2007 compared to fiscal 2006, offset by a decrease in professional services revenues in fiscal 2007 as compared to fiscal 2006. .

Revenues by Category.  The following table summarizes our revenues by category for the three and six months ended April 30, 2007 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended						Six Months Ended
	April 30,						April 30,
		Percentage		Percentage	Changes			Percentage		Percentage	Changes
	2007	of revenues	2006	of revenues	Amount	Percentage	2007	of revenues	2006	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by category:
License	$3,285	63%	$1,745	46%	$1,540	88%	$6,449	62%	$4,258	51%	$2,191	51%
Maintenance	1,877	36%	1,457	39%	420	29%	3,794	37%	3,090	36%	704	23%
Professional service	28	1%	578	15%	(550)	-95%	98	1%	1,057	13%	(959)	-91%
Total	$5,190	100%	$3,780	100%	$1,410	37%	$10,341	100%	$8,405	100%	$1,936	23%

License.  License revenues were $3.3 million for the three months ended April 30, 2007, an increase of $1.5 million (or 88%) from $1.8 million reported for the comparable period in fiscal 2006.  The higher license revenues for the three months ended April 30, 2007 were due in part to a significant license transaction with a U.S. defense contractor for approximately $788,000, and a license agreement with a European company for approximately $591,000 and royalties of $226,000 in arrears from an existing customer.

License revenues were $6.4 million for the six months ended April 30, 2007, an increase of $2.2 million (or 51%) from $4.2 million reported for the comparable period in fiscal 2006.  The higher license revenues for the six months ended April 30, 2007 were due in part to two significant license agreements with two U.S. customers for approximately $788,000 and $ 479,000, as well as two additional license agreements with two European customers for approximately $591,000 and $270,000 and royalties of $226,000 in arrears from an existing customer.

Maintenance.  Maintenance revenues were $1.9 million for the three months ended April 30, 2007, an increase of $420,000 (or 29%) from $1.5 million reported for the comparable period in fiscal 2006. The higher maintenance revenues for the three months ended April 30, 2007 were mainly due to maintenance revenues related to three new maintenance agreements with existing European based customers for approximately $191,000 and several new maintenance agreements with several U.S. based customers for approximately $218,000.

Maintenance revenues were $3.8 million for the six months ended April 30, 2007, an increase of $704,000 (or 23%) from $3.1 million reported for the comparable period in fiscal 2006. The higher maintenance revenues for the six months ended April 30, 2007 were mainly due to revenues related to three new maintenance agreements with existing European based customers as mentioned above for approximately $358,000, and several new maintenance agreements with several U.S. based customers for approximately $247,000, and back maintenance revenues related to one U.S. customer for approximately $99,000.

Maintenance revenues have increased for both the three and six months ended April 30, 2007, due primarily to license revenue growth from the comparable periods in fiscal 2006, and to a lesser extent, due to the sales of higher priced premium support and maintenance for software applications using older versions of our software.

Professional Services.  Professional services revenues were $28,000 for the three months ended April 30, 2007, a decline of $550,000 (or 95%) from $578,000 reported for the comparable period in fiscal 2006. This decline compared to the corresponding period in fiscal 2006 was mainly due to the fact that in the second quarter of fiscal 2006, we recognized $432,000 in revenues from two significant percentage-of-completion consulting projects with two European customers but had no such corresponding revenue transactions in the second quarter of fiscal 2007.

Professional services revenues were $98,000 for the six months ended April 30, 2007, a decline of $959,000 (or 91%) from $1.1 million reported for the comparable period in fiscal 2006. This decline compared to the corresponding period in fiscal 2006 was mainly due to the fact that in the first six months of fiscal 2006, we recognized $891,000 in revenues from two significant percentage-of-completion consulting projects with two European customers but had no such corresponding revenue transactions of this magnitude in the first six months of fiscal 2007.

We expect professional services revenues for the final two quarters of fiscal 2007 to be significantly lower than our professional services revenues for the final two quarters of fiscal 2006 for the reason that, in fiscal 2006, we were engaged in two  percentage-of-completion consulting projects with two European customers that generated significant professional services revenues, whereas we do not expect to be engaged in comparable consulting projects during the remainder of fiscal 2007.

International Revenues. The following table summarizes our revenues by geographic area for the three and six months ended April 30, 2007 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended						Six Months Ended
	April 30,						April 30,
		Percentage		Percentage	Change			Percentage		Percentage	Change
	2007	of revenues	2006	of revenues	Amount	Percentage	2007	of revenues	2006	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by geographic area:
North America	$1,995	38%	$1,110	29%	$885	80%	$4,426	43%	$2,445	29%	$1,981	81%
Europe	2,827	55%	2,566	68%	261	10%	5,421	52%	5,753	69%	(332)	-6%
Asia	368	7%	104	3%	264	254%	494	5%	207	2%	287	139%
Total	$5,190	100%	$3,780	100%	$1,410	37%	$10,341	100%	$8,405	100%	$1,936	23%

International revenues represented approximately 62% of our total revenues for the three months ended April 30, 2007, as compared to 71% for the comparable period in 2006.

International revenues represented approximately 57% of our total revenues for the six months ended April 30, 2007, as compared to 71% for the comparable period in 2006.

For the three months ended April 30, 2007, we experienced a higher proportion of revenues in North America than in recent quarters due to the closing of a significant license transaction for approximately $788,000 with a North American customer. The decrease in revenues for European operations was due primarily to two significant percentage-of-completion consulting projects for the three months ended April 30, 2006 not repeated in the second quarter of fiscal 2007, and was partially offset by an increase in license revenues from European operations as a result of a significant license agreement with a European customer during the three months ended April 30, 2007. We also experienced an increase in revenues from our Asia Pacific region during the three months ended April 30, 2007, primarily due to royalties of $226,000 in arrears from an existing Asian customer.

For the six months ended April 30, 2007, we experienced a higher proportion of revenues in North America than in recent quarters due to the closing of several mid-size license and maintenance transactions, including one significant license transaction with a North American customer. The decrease in revenues for European operations was due primarily to two significant percentage-of-completion consulting projects for the six months ended April 30, 2006 not repeated in the comparable period of fiscal 2007. We also experienced an increase in revenues from our Asia Pacific region during the six months ended April 30, 2007, primarily due to royalties of $226,000 in arrears from an existing Asian customer.

In general, the higher percentage of international revenues for both periods is mainly due to stronger demand for our products in Europe and discontinuation of our U.S. WebSphere consulting practice.

Cost of Revenues

The following table summarizes total cost of revenues for the three and six months ended April 30, 2007 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$94	$58	$36	62%	$141	$162	$(21)	-13%
Amortization of intangible assets	79	79	—	0%	158	158	—	0%
Cost of maintenance	370	345	25	7%	776	729	47	6%
Cost of professional services	20	291	(271)	-93%	60	625	(565)	-90%
Total	$563	$773	$(210)	-27%	$1,135	$1,674	$(539)	-32%

Total Cost of Revenues.  Total cost of revenues was $563,000 for the three months ended April 30, 2007, a decline of $210,000 (or 27%) from total cost of revenues of $773,000 reported for the comparable period in 2006. This decline resulted primarily from a decrease in cost of professional services and included unfavorable foreign currency fluctuations of approximately $43,000.

Total cost of revenues was $1.1 million for the six months ended April 30, 2007, a decline of $539,000 (or 32%) from total cost of revenues of $1.7 million reported for the comparable period in 2006. This decline resulted primarily from a decrease in cost of professional services and included unfavorable foreign currency fluctuations of approximately $70,000.

License. Cost of license revenues consists primarily of royalties and cost of third party products (which we resell to our customers), product media and packaging costs.

Cost of license revenues was $94,000 (or 3% of license revenues) for the three months ended April 30, 2007 as compared to $58,000 (or 3% of license revenues) for the corresponding period in 2006. The increase of $36,000 (or 62%) in absolute dollars for the three months ended April 30, 2007 from the comparable period in fiscal 2006 was primarily due to an increase in cost of third party products of $31,000.

Cost of license revenues was $141,000 (or 2% of license revenues) for the six months ended April 30, 2007 as compared to $162,000 (or 4% of license revenues) for the corresponding period in 2006. The decrease of $21,000 (or 13%) in absolute dollars for the six months ended April 30, 2007 from the comparable period in fiscal 2006 was primarily due to reduction of shipping and overhead costs of $21,000.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology. Amortization of intangible assets was $79,000 and $158,000, respectively for the three and six months ended April 30, 2007 and April 30, 2006. We expect to incur approximately $79,000 per quarter for amortization of intangible assets for the remainder of fiscal 2007.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $370,000 (or 20% of maintenance revenues) for the three months ended April 30, 2007 compared to $345,000 (or 24% of maintenance revenues) for the corresponding period in fiscal 2006, a modest increase of $25,000 (or 7%) in absolute dollars for the three months ended April 30, 2007 over the comparable period in fiscal 2006.

Cost of maintenance revenues was $776,000 (or 20% of maintenance revenues) for the six months ended April 30, 2007 compared to $729,000 (or 24% of maintenance revenues) for the corresponding period in fiscal 2006, a modest increase of $47,000 (or 6%) in absolute dollars for the six months ended April 30, 2007 over the comparable period in fiscal 2006.

Cost of maintenance revenues as a percentage of maintenance revenues decreased for both the three and six month periods ended April 30, 2007 from the corresponding periods in fiscal 2006. This decrease was primarily due to the fact that we have been able to provide increased maintenance and support services thus far in fiscal 2007 with approximately the same number of personnel as we used to provide such services in fiscal 2006.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $20,000 (or 71% of professional services revenues) for the three months ended April 30, 2007 as compared to $291,000 (or 50% of professional services revenues) for the corresponding period in 2006. The decline in absolute dollars of $271,000 (or 93%) for the three months ended April 30, 2007 from the comparable period in fiscal 2006 was primarily due to the reallocation of headcounts of the European consulting team to research and development as a result of the completion of two major percentage-of-completion consulting projects with two European customers in fiscal 2006.

Cost of professional services revenues was $60,000 (or 61% of professional services revenues) for the six months ended April 30, 2007 as compared to $625,000 (or 59% of professional services revenues) for the corresponding period in 2006. The decline in absolute dollars of $565,000 (or 90%) for the six months ended April 30, 2007 over the comparable period in fiscal 2006 was primarily due to the reallocation of headcounts of the European consulting team to research and development as a result of the completion of two major percentage-of-completion consulting projects with two European customers in fiscal 2006.

Operating Expenses

The following table summarizes the operating expenses for the three and six months ended April 30, 2007 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$874	$765	$109	14%	$1,634	$1,711	$(77)	-5%
Research and development	821	702	119	17%	1,713	1,571	142	9%
General and administrative	1,095	871	224	26%	2,303	1,924	379	20%
Restructuring charges	—	84	(84)	-100%	—	218	(218)	-100%
Total	$2,790	$2,422	$368	15%	$5,650	$5,424	$226	4%

Total Operating Expenses.  Total operating expenses were $2.8 million for the three months ended April 30, 2007, an increase of $368,000 (or 15%) from $2.4 million reported for the comparable period in 2006. This increase resulted primarily from increases in our general and administrative, sales and marketing, and research and development expenses for the three months ended April 30, 2007, and included an unfavorable foreign currency exchange fluctuation of $53,000.

Total operating expenses were $5.7 million for the six months ended April 30, 2007, an increase of $226,000 (or 4%) from $5.4 million reported for the comparable period in 2006. This increase resulted primarily from an increase in our general and administrative and research and development expenses, and were partially offset by reductions in our sales and marketing expenses and the absence of restructuring charges during the six months ended April 30, 2007, and included an unfavorable foreign currency exchange fluctuation of $72,000.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $874,000 (or 17% of revenues) for the three months ended April 30, 2007 and $765,000 (or 21% of revenues) for the comparable period in fiscal 2006. The $109,000 (or 14%) increase in absolute dollars for the three months ended April 30, 2007 was partly due to an approximate $93,000 increase in marketing expenses related to advertising campaigns and trade shows in our European operations, and an approximate $90,000 increase in sales commissions and bonuses as a result of higher revenues than the comparable period in fiscal 2006 in both our European and U.S. operations. The increase was partially offset by one headcount reduction in our U.S. operations (resulting in a reduction of salary, commissions, employee severance and other payroll related expenses totaling $52,000).

Sales and marketing expenses were $1.6 million (or 16% of revenues) for the six months ended April 30, 2007 and $1.7 million (or 20% of revenues) for the comparable period in fiscal 2006. The $77,000 (or 5%) decline in absolute dollars for the six months ended April 30, 2007 was partly due to one headcount reduction in our U.S. operations (resulting in a reduction of salary, commissions, employee severance and other payroll related expenses totaling $89,000). The decrease was partially offset by an approximate $43,000 increase in marketing expenses due to advertising campaigns and trade shows.

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

Research and development expenses were $821,000 (or 16% of revenues) for the three months ended April 30, 2007 and $702,000 (or 19% of revenues) for the comparable period in 2006. The $119,000 (or 17%) increase in absolute dollars for the three months ended April 30, 2007 was mainly due to an increase of seven headcounts in our European operations, resulting in an increase of approximately $332,000 from the comparable period for 2006, and an increase in building rent expenses in our Indian development center for approximately $40,000 from the comparable period for 2006. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $255,000.

Research and development expenses were $1.7 million (or 17% of revenues) for the six months ended April 30, 2007 and $1.6 million (or 19% of revenues) for the comparable period in 2006. The $142,000 (or 9%) increase in absolute dollars for the six months ended April 30, 2007 was mainly due to an increase of seven headcounts in our European operations, resulting in an increase of approximately $470,000 from the comparable period for 2006, and an increase in building rent expenses in our Indian development center for approximately $40,000 from the comparable period for 2006. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $368,000.

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

General and administrative expenses were $1.1 million (or 21% of revenues) for the three months ended April 30, 2007 and $871,000 (or 23% of revenues) for the comparable period in fiscal 2006. The $224,000 (or 26%) increase in absolute dollars for the three months ended April 30, 2007 was primarily due to an approximate $114,000 increase in legal fees and costs associated with a pending litigation, an approximate $99,000 increase in bonuses as a result of higher net income for the Company, and an approximate $63,000 increase in repairs as a result of actual and estimated repairs to our Fremont building site as well as an overall increase in facility expenses. These increases were offset by an approximate $83,000 decrease in salaries and severance expenses related to one headcount reduction in our U.S. operations.

General and administrative expenses were $2.3 million (or 22% of revenues) for the three months ended April 30, 2007 and $1.9 million (or 23% of revenues) for the comparable period in fiscal 2006. The $379,000 (or 20%) increase in absolute dollars for the six months ended April 30, 2007 was primarily due to an approximate $228,000 increase in legal fees and costs associated with a pending litigation, an approximate $206,000 increase in bonuses as a result of higher net income for the Company, and an approximate $99,000 increase in repairs as a result of actual and estimated repairs to our Fremont building site as well as overall increase in facility expenses. These increases were offset by an approximate $147,000 decrease in salaries and severance expenses related to one headcount reduction in our U.S. operations.

During the remainder of fiscal year 2007 we expect our general and administrative expenses to be at levels generally consistent with the levels experienced during the first two quarters of the fiscal year. We anticipate continuing to incur legal and related costs associated with the pending litigation against the Company, and additionally, costs associated with implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Outside Shareholders’Income from Variable Interest Entity

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

On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty interest at a rate of six percent of its net proceeds, but no less than 30 euros per copy from licenses it grants of the co-owned technology, for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 450,000 euros. As a result of Versant’s sale of its interest in Vanatec and this agreement, Versant determined that it was no longer the primary beneficiary of Vanatec as defined by FIN 46 (R), and thus, was no longer required to consolidate Vanatec’s operating results after March 27, 2006. Therefore, we recorded a gain of $131,000 related to the deconsolidation of Vanatec during the three months ended April 30, 2006. This amount is comprised of the reversal of the excess losses that we had absorbed previously for $105,000, and the payment that we received from a third party investor in lieu of our interest in Vanatec for $6,000, transfer of property and equipment for $17,000; other comprehensive income for $6,000; and offset by foreign currency losses of $3,000. Consequently, the results of Vanatec are not included in the Company’s consolidated financial statements as of and for the three and six months ended April 30, 2007.

Interest and Other Income, Net

Interest and other income, net consists of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses.

The following table summarizes interest and other income, net for the three and six months ended April 30, 2007 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Interest income	$116	$18	$98	544%	$212	$47	$165	351%
Interest expense	(3)	1	(4)	400%	(4)	(2)	(2)	100%
Other income	78	—	78	100%	85	—	85	100%
Foreign exchange gain (loss)	(50)	15	(65)	-433%	(50)	1	(51)	-5100%
Interest and other income, net	$141	$34	$107	315%	$243	$46	$197	428%

Interest and other income, net was $141,000 (or 3% of total revenues) for the three months ended April 30, 2007 and was $34,000 (or 1% of total revenues) for the comparable period in 2006. The increase in absolute dollars of $107,000 was largely due to an increase in interest income from both our European and U.S. operations as a result of higher cash balances as well as higher interest rates, and an increase in other income associated with the sale of excess furniture related to the pending relocation of our U.S. headquarters, and were partially offset by foreign exchange rate fluctuations.

Interest and other income, net was $243,000 (or 3% of total revenues) for the six months ended April 30, 2007 and was $46,000 (or 1% of total revenues) for the comparable period in 2006. The increase in absolute dollars of $197,000 was largely due to an increase in interest income from both our European and U.S. operations as a result of higher cash balances as well as higher interest rates, and an increase in other income associated with the sale of excess furniture related to the pending relocation of our U.S. headquarters and foreign exchange rate fluctuations.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and six months ended April 30, 2007 and April 30, 2006 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,		Change		April 30,		Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Foreign withholding taxes	$27	$—	$27	100%	$44	$—	$44	100%
Provision for income taxes Germany & UK	122	81	41	51%	287	151	136	90%
US state and franchise taxes	4	18	(14)	-78%	25	31	(6)	-19%
Total	$153	$99	$54	55%	$356	$182	$174	96%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. As such, we accrued income taxes for our European operations of approximately $122,000 and $287,000, respectively, for the three and six months ended April 30, 2007. The Company’s tax provision is based upon our projected fiscal 2007 effective tax rates.

We incurred foreign withholding tax and state franchise tax of approximately $31,000 and $18,000 for the three months ended April 30, 2007 and 2006, respectively, and foreign withholding tax and state franchise tax of approximately $69,000 and $31,000 for the six months ended April 30, 2007 and 2006, respectively, which we have included in our income tax provision.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of April 30, 2007, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the six months ended April 30, 2007. As of April 30, 2007, we had a cash and cash equivalents balance of approximately $14.0 million, an increase of $5.8 million over the $8.2 million of cash and cash equivalents we held at October 31, 2006.

As of April 30, 2007, $9.8 million of our $14.0 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $7.2 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of April 30, 2007			As of October 31, 2006
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euros		€5,086	$6,941		€2,907	$3,699
British Pound		£101	202		£106	200
India Rupee	Rs.	901	22	Rs.	1,137	25
Total			$7,165			$3,924

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 27% of our cash balance in Europe in the form of U.S. dollars to reduce the impact of any foreign currency fluctuations.

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

Cash Flow provided by Operating Activities

The following table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities for the periods indicated (in thousands):

	Six Months Ended
	April 30,
	2007	2006
	(unaudited)
Net cash provided by operating activities:
Net income	$3,613	$1,930
Gains from the disposal of assets	—	(599)
Net income from discontinued operations, net of income taxes	(170)	(22)
Non-cash adjustments	488	269
Accounts receivable	848	1,248
Prepaid expense and other assets	(107)	(256)
Accounts payable, accrued liabilities and other liabilities	(143)	(1,382)
Deferred revenues	816	216
Total	$5,345	$1,404

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

We generated $5.3 million of cash flows from operations during the six months ended April 30, 2007. This was primarily derived from $3.6 million in net income, an increase of $816,000 in deferred revenues, and a decrease of $848,000 in trade accounts receivable, and was partially offset by an increase of $107,000 in prepaid expense and other assets and $143,000 cash used towards a reduction in accounts payables, accrued liabilities and other liabilities.

Non-cash adjustments were $488,000 for the six months ended April 30, 2007 compared to $269,000 for the corresponding period in 2006. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 36 days and 38 days for the three months ended April 30, 2007 and April 30, 2006, respectively.

Our working capital was $10.4 million as of April 30, 2007 compared to $6.2 million as of October 31, 2006.

Cash Flow used in Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the six months ended April 30, 2007, $257,000 of cash was used in investing activities and was comprised entirely of purchases of property and equipment.

We anticipate an increase in purchases of property and equipment in the remainder of fiscal 2007, including costs related to the replacement of older server equipment and other computer related equipment in both Germany and the U.S., and capital expenditures related to new corporate headquarters in the U.S., as the current building lease expires on June 30, 2007.

Cash Flow provided by Financing Activities

The primary source of cash from financing activities is proceeds from sale of common stock under our Equity Incentive Plan, Directors Stock Option Plan and Employee Stock Purchase Plan.

For the six months ended April 30, 2007, $176,000 in cash was provided by financing activities comprised of the following:

•             Cash inflows of $184,000 due to proceeds from the sale of common stock under our equity incentive and employee stock purchase plans, and

•              Principal payments of $8,000 under capital lease obligations.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of June 7, 2007 we had approximately 281,923 shares available to issue under our current equity incentive and director plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of April 30, 2007 consist of obligations under operating leases for facilities and equipment commitments.

Our annual minimum commitments as of April 30, 2007 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheets as of April 30, 2007, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total

Six months ending October 31, 2007	$424	$24	$448
Fiscal year ending October 31,
2008	411	43	454
2009	340	34	374
2010	177	16	193
Thereafter	—	22	22
Total	$1,352	$139	$1,491

On March 23, 2007, we entered into an office building lease with CA-Shorebreeze Limited Partnership pursuant to which we are leasing approximately 6,800 square feet in an office facility located in Redwood City, California. The lease has a term of thirty-six months, which is currently expected to commence in June 2007.  The Redwood City, California office to be occupied under the lease will serve as our new U.S headquarters, replacing our current facility in Fremont, California, whose lease expires on June 30, 2007. Monthly rent under the lease will initially be approximately $19,000 per month, and is subject to 4% annual increases thereafter. The total rent payable over the full thirty-six month lease term (net of two months rent abatement) will be approximately $671,000. We have an option to extend the term of the lease for one additional one-year period at a rent equal to the then fair market lease rate. Pursuant to the lease, the landlord has agreed to provide a tenant improvement allowance of approximately $101,000. Any tenant improvement costs exceeding this allowance will be borne by us.

On June 21, 2005, we entered into a Loan and Security Agreement, a Streamline Facility Agreement and an Intellectual Property Security Agreement with a financial institution (collectively, the “Loan Agreements”). Under the terms of these Loan Agreements, we may borrow up to a maximum of $3.0 million from the bank at any one time under a revolving secured accounts receivable-based line of credit. This line of credit permits us to obtain short-term loan advances from the financial institution equal to 80% of the face amount of our specific eligible accounts receivable. The interest rate on each advance will be either 4.0% or 4.5% above the bank’s prime rate. Our obligations to the financial institution under the Loan Agreements are secured by a first security interest in all of our assets, including our equipment, cash and intellectual property. The credit facility provided by the Loan Agreements will expire by June 21, 2007. As of April 30, 2007 Versant had no outstanding indebtedness under the Loan Agreements.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies FASB Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on November 1, 2007. The Company has not yet been able to complete its evaluation of the impact of adopting FIN 48 and as a result, is not yet at this time able to estimate the effect, if any, the adoption of FIN48 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (“FAS 157”). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant on November 1, 2008 and the Company is currently assessing the impact of FAS 157 on its financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.  SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. Therefore, SAB 108 will become effective for Versant in the fiscal year ending October 31, 2007. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. The Company believes SAB 108 will not have a material impact on its annual financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant in the fiscal year ending October 31, 2008. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS No. 157. The Company is currently evaluating whether adoption of SFAS 159 will have an impact on the consolidated financial statements.

Risk Factors

The Company’s business faces many risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the SEC on January 29, 2007 (File No. 000-28540).

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros, and our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 27% of our cash balance in Europe in the form of U.S. dollars to reduce the impact of any foreign currency fluctuations.

We do not use derivative financial instruments for speculative trading purposes.

Interest rate risk.  Our cash equivalents primarily consist of money market accounts; therefore, we do not believe that our interest rate risk is significant at this time.

ITEM 4T.  CONTROLS AND PROCEDURES

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Shareholders on April 23, 2007. Set forth below are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting.

1. Election of Directors. At the meeting, the following individuals were elected to the Company’s Board of Directors, each to serve until the next Annual Meeting of Shareholders and until his successor has been duly elected and qualified or until his earlier resignation or removal:

Name of Director	Votes For	Votes Withheld

Jochen Witte	2,882,992	5,399

Uday Bellary	2,880,727	7,664

Wiliam Henry Delevati	2,881,587	6,804

Herbert May	2,880,692	7,699

Bernhard Woebker	2,861,792	26,599

2. Amendment of 2005 Employee Stock Purchase Plan. Approval of an amendment to the Company’s 2005 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 50,000 shares:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

1,637,565	30,490	12,673	1,207,663

3. Amendment of 2005 Equity Incentive Plan. Approval of an amendment to the Company’s 2005 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 200,000 shares:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

1,628,096	38,712	6,020	1,215,563

4. Ratification of Accountant. Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year 2007 ending October 31, 2007:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

2,879,056	1,564	7,771	—

ITEM 6.  EXHIBITS

(a)                                  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Filed
with
Exhibit		Incorporated by Reference				this
Number	Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

10.01	Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership					X

10.02	Versant Corporation 2005 Equity Incentive Plan, as amended through April 12, 2007 (and approved at 2007 Annual Meeting of Shareholders)	8-K	000-28540	10.02	04/16/07

10.03	Versant Corporation 2005 Employee Stock Purchase Plan, as amended through December 21, 2006 (and approved at 2007 Annual Meeting of Shareholders)	8-K	000-28540	10.03	04/26/07

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*          This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:	June 13, 2007	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)