Form 10-Q
period 2007-07-31
VERSANT CORP
filed 2007-09-13
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-28540

VERSANT CORPORATION

(Exact name of Registrant as specified in its charter)

California	94-3079392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Shoreline Drive, Suite 450, Redwood City, California 94065

(Address of principal executive offices) (Zip code)

(650) 232-2400

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

 ☐  Yes      ☒  No

As of September 7, 2007, there were outstanding 3,667,701 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended July 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 31,	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,492	$8,231
Trade accounts receivable, net of allowance for doubtful accounts of $70 and $62 at July 31, 2007 and October 31, 2006, respectively	3,605	2,885
Other current assets	812	782
Total current assets	18,909	11,898

Property and equipment, net	774	385
Goodwill	6,720	6,720
Intangible assets, net	960	1,196
Other assets	105	62
Total assets	$27,468	$20,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$257	$154
Accrued liabilities	2,477	2,363
Deferred revenues	3,718	3,083
Deferred rent	5	99
Total current liabilities	6,457	5,699

Deferred revenues	649	742
Deferred rent	32	—
Long-term capital lease obligations	7	28
Total liabilities	7,145	6,469

Stockholders’ equity:
Common stock, no par value	95,806	95,089
Accumulated other comprehensive income, net	789	521
Accumulated deficit	(76,272)	(81,818)
Total stockholders’ equity	20,323	13,792
Total liabilities and stockholders’ equity	$27,468	$20,261

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006
Revenues:
License	$2,925	$1,934	$9,373	$6,192
Maintenance	2,225	1,730	6,019	4,820
Professional services	98	91	197	1,148
Total revenues	5,248	3,755	15,589	12,160

Cost of revenues:
License	73	43	215	205
Amortization of intangible assets	79	79	237	237
Maintenance	377	330	1,153	1,059
Professional services	33	84	93	709
Total cost of revenues	562	536	1,698	2,210

Gross profit	4,686	3,219	13,891	9,950

Operating expenses:
Sales and marketing	877	669	2,511	2,380
Research and development	785	723	2,497	2,294
General and administrative	1,039	860	3,342	2,783
Restructuring	—	—	—	218
Total operating expenses	2,701	2,252	8,350	7,675

Income from operations	1,985	967	5,541	2,275
Outside shareholders’ income from Variable Interest Entity	—	—	—	138
Interest and other income, net	116	43	358	90
Gain on disposal of Variable Interest Entity	—	—	—	131
Income from continuing operations before taxes	2,101	1,010	5,899	2,634
Net provision for income taxes	228	93	585	275
Net income from continuing operations	1,873	917	5,314	2,359
Gain from sale of discontinued operations, net of income taxes	—	—	—	468
Net income from discontinued operations, net of income taxes	61	91	232	113
Net income	$1,934	$1,008	$5,546	$2,940

Basic income per share:
Net income from continuing operations	$0.51	$0.25	$1.47	$0.66
Net income from discontinued operations, net of income tax	$0.02	$0.03	$0.06	$0.16
Net income per share, basic	$0.53	$0.28	$1.53	$0.82

Diluted income per share:
Net income from continuing operations	$0.50	$0.25	$1.44	$0.66
Net income from discontinued operations, net of income tax	$0.02	$0.03	$0.06	$0.16
Net income per share, diluted	$0.52	$0.28	$1.50	$0.82

Shares used in per share calculation:
Basic	3,648	3,573	3,624	3,564
Diluted	3,734	3,579	3,696	3,573

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$16	$6	$45	$31
Sales and marketing	$24	$11	$64	$31
Research and development	$9	$21	$28	$58
General and administrative	$52	$21	$133	$60

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	July 31,	July 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,546	$2,940

Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of income taxes	—	(468)
Gain on disposal of Variable Interest Entity	—	(131)
Net income from discontinued operations, net of income taxes	(232)	(113)
Depreciation and amortization	244	160
Amortization of intangible assets	237	237
Stock-based compensation	270	180
Write-off of property and equipment	—	25
Non-cash operating expenses related to cancellation of common stock	—	(50)
Provision (recovery) of bad debt allowance	4	(66)
Changes in current assets and liabilities:
Accounts receivable	(628)	770
Prepaid expenses and other assets	(35)	(13)
Accounts payable	113	(431)
Accrued liabilities and other liabilities	—	(951)
Deferred revenues	464	649
Deferred rent	(61)	(99)
Net cash provided by operating activities	5,922	2,639

Cash flows from investing activities:
Proceeds from sale of Websphere	—	500
Proceeds from sale of Vanatec	—	6
Purchases of property and equipment	(616)	(90)
Net cash provided by (used in) investing activities	(616)	416

Cash flows from financing activities:
Proceeds from sale of common stock, net	447	85
Principal payments under capital lease obligations	(13)	(9)
Net payments under short-term note and bank loan	—	(39)
Net cash provided by financing activities	434	37

Effect of foreign exchange rate changes on cash and cash equivalents	289	154
Net increase in cash and cash equivalents from operating, investing and financing activities	6,029	3,246
Net increase in cash and cash equivalents from discontinued operations	232	113
Cash and cash equivalents at beginning of period	8,231	3,958
Cash and cash equivalents at end of period	$14,492	$7,317

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2006. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed on January 29, 2007 (File No. 000-28540). The Company’s operating results for the three and nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2007, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access.NET (“VOA.NET”) business to Vanatec GmbH (a then newly formed privately held German based company, “Vanatec”). As a result, in accordance with FASB Interpretation No. (“FIN”) 46(R), Vanatec’s operating results were included in Versant’s consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec. As a result of this sale of its interest in Vanatec, as of March 27, 2006, Versant was no longer required to consolidate the operating results of Vanatec, and as such, the Company’s consolidated financial statements as of July 31, 2006 and as of and for the three and nine months ended July 31, 2007 do not include the accounts of Vanatec.

NOTE 2.  STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated income statements for the three and nine months ended July 31, 2007 totaled $101,000 and $270,000, respectively. For the three and nine month periods ended July 31, 2007, the amount of stock-based compensation expense related to stock options was $72,000 and $196,000, respectively; and the amount related to the Company’s employee stock purchase plan (“ESPP”) was $29,000 and $74,000, respectively. Stock-based compensation expense recognized in the consolidated income statements for the three and nine months ended July 31, 2006 totaled $59,000 and $180,000, respectively. For the three and nine month periods ended July 31, 2006, the amount of stock-based compensation expense related to stock options was $42,000 and $149,000, respectively; and the amount related to our ESPP was $17,000 and $31,000, respectively.

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006

Net income from continuing operations	$1,873	$917	$5,314	$2,359
Gain from sale of discontinued operations, net of income taxes	—	—	—	468
Earnings from discontinued operations, net of income tax	61	91	232	113
Net income	$1,934	$1,008	$5,546	$2,940

Calculation of basic net loss per share:
Weighted average common shares outstanding	3,648	3,573	3,624	3,564

Net income per share from continuing operations	$0.51	$0.25	$1.47	$0.66
Earnings per share from discontinued operations, net of income tax, basic	$0.02	$0.03	$0.06	$0.16
Net income per share, basic	$0.53	$0.28	$1.53	$0.82

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,648	3,573	3,624	3,564
Dilutive securities - common stock options and shares subject to repurchase	86	6	72	9
Weighted average - common shares outstanding and potentially dilutive common shares	3,734	3,579	3,696	3,573

Net income per share from continuing operations	$0.50	$0.25	$1.44	$0.66
Earnings per share from discontinued operations, net of income tax, diluted	$0.02	$0.03	$0.06	$0.16
Net income per share, diluted	$0.52	$0.28	$1.50	$0.82

Anti-dilutive common stock options, not
included in net income per share calculation	278	245	278	245

NOTE 4.    OTHER COMPREHENSIVE INCOME

Other comprehensive income presented in the accompanying consolidated balance sheet consists of cumulative foreign currency translation adjustments.

Comprehensive income for the three and nine month periods ended July 31, 2007 and July 31, 2006, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006
Net income, as reported	$1,934	$1,008	$5,546	$2,940
Foreign currency translation adjustment	27	(4)	268	118
Other comprehensive income	$1,961	$1,004	$5,814	$3,058

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

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract was originated.

The following table reflects revenues for the three and nine months ended July 31, 2007 and July 31, 2006 by each geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006
Revenues by region:
North America	$3,043	$1,347	$7,469	$3,792
Europe	2,059	2,347	7,480	8,100
Asia	146	61	640	268
Total	$5,248	$3,755	$15,589	$12,160

The following table reflects long-lived assets as of July 31, 2007 and October 31, 2006 in each geographic region (in thousands):

	As of July 31,	As of October 31,
	2007	2006
Long-lived assets by region:
North America	$244	$161
Europe	425	173
Asia	210	113
Total	$879	$447

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

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of any indemnification. However, as a result of current litigation in which Rockwell Automation, one of Versant’s customers, is seeking indemnification from the Company for alleged infringement of intellectual property rights asserted against Rockwell by Systems America, Inc., Versant has recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with FASB Statement No. 5. The Company is contesting the allegations of infringement of intellectual property rights asserted in this litigation.

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

Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three and nine months ended July 31, 2007 and July 31, 2006 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, pursuant to which Versant is entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement. For the three and nine months ended July 31, 2007, Versant recorded $61,000 and $232,000, respectively, in royalties from Sima pursuant to the Sale Agreement as income from discontinued operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant in the fiscal year ending October 31, 2009 and the Company believes SFAS 157 will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant in the fiscal year ending October 31, 2009. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS No. 157. The Company believes adoption of SFAS 159 will not have an impact on the consolidated financial statements.

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements many include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements are subject to and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2006. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

 Our solutions currently consist of the following two key products:

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

Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Versant JDO, a product that we introduced in fiscal 2004, as part of the technology we acquired in June 2004 from JDO Genie, has now been absorbed and integrated into the Versant product family and is no longer sold as standalone product. With the incorporation of Poet’s FastObjects solution into our product line following our March 2004 merger with Poet, we expanded the scope of our solutions to also address the data management needs of smaller business systems.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets and liabilities at the date of the financial statements and of our revenues and expenses during the reporting period. We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends and industry, economic and seasonal fluctuations, and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding future uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, allowance for doubtful accounts, stock-based compensation, and income taxes.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable if collection becomes doubtful. We also make judgments about the creditworthiness of our customers, based on ongoing credit evaluations and the aging profile of customers’ accounts receivable, as well as the current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses exceed the allowance that we have established, it would increase our operating expenses and reduce our reported net income. We evaluate and revise our bad debt allowance as part of our quarter end process at each subsidiary and at the corporate level. Our management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. We also assign a general reserve to all our overdue accounts, excluding the non-routine items. Our allowance for doubtful accounts amounted to $70,000, or 2% of gross accounts receivable, and $62,000, or 2% of gross accounts receivable, at July 31, 2007 and October 31, 2006, respectively.

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

The expected life of an employee share option is the period of time that it is expected to be outstanding. We use a historical model to arrive at the expected life of our options, but we also take into consideration other factors that could possibly impact the future expected life of the options. We determined that the estimated expected life of the options granted under our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) during the three months ended July 31, 2007 was 2.4 years. We believe that none of the variables used in computing the expected life of our employee share options, such as the vesting period, expected volatility, blackout periods and employee demographics, have materially changed. Therefore, we have concluded that the historical expected life represents fairly the expected future life of the options at this time.

The expected life for the options granted to the board members under our 2005 Directors Stock Option Plan (“Directors Plan”), who are not employees of Versant, is 5.75 years. We used the simplified method allowed by SAB 107 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two.

We have further estimated that the expected life of rights to purchase shares under our ESPP is six months, which is the duration of each purchase period in our ESPP plan.

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during the expected life of the options. The Black-Scholes Option Pricing Model does not incorporate a range of expected volatilities over the option’s expected life. We use the historical volatility over the expected term of the options to estimate the expected volatility. We calculate the standard deviation of price changes for the periods of four years, three years, two years, one and half years, one year and half a year. Then, we calculate historical volatility for the past four, three, two, one and half, one, and half-year periods. We, however, take into account other current information available to determine that the expected volatility, derived based on historical volatility, represents fairly the future volatility of our common stock. At this time, we do not believe that there is any indication that future volatility will differ significantly from historical volatility. We have estimated that our volatility is 81% for options granted during the three months ended July 31, 2007.

We use the U.S. Treasury Strip rates listed on the last Thursday of every month in the Wall Street Journal to compute the risk-free interest rate.

We have not distributed any dividends to our common shareholders and do not expect to do so in the near future.

We estimate forfeiture rates at the time of grant and revise it in subsequent periods if actual forfeiture rates differ from those estimates. We apply the forfeiture rate to the unvested portion of the option valuation and perform a true up for the amount of the valuation to be recorded, as options vest, if the actual forfeiture rate is different from the one applied in prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized for the first, second and third quarters of fiscal 2007 is at 20% for grants under the Equity Incentive Plan and 15% for grants under the Director Plan. We have assumed that all participants in our ESPP will hold onto their contributions to acquire their shares at the end of the period. Therefore, we have not provided any forfeiture provision for our ESPP for the six month purchase period commencing June 1, 2007.

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

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2006 and July 31, 2007 for our deferred tax assets.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
License	56%	52%	60%	51%
Maintenance	42	46	39	40
Professional services	2	2	1	9
Total revenues	100	100	100	100

Cost of revenues:
License	1	1	1	2
Amortization of intangible assets	2	2	2	2
Maintenance	7	9	7	9
Professional services	1	2	1	6
Total cost of revenues	11	14	11	19

Gross profit	89	86	89	81

Operating expenses:
Sales and marketing	16	18	16	20
Research and development	15	19	16	19
General and administrative	20	23	21	22
Restructuring	0	0	0	2
Total operating expenses	51	60	53	63

Income from operations	38	26	36	18
Outside shareholders’ income from Variable Interest Entity	0	0	0	1
Interest and other income, net	2	1	2	1
Gain on disposal of Variable Interest Entity	0	0	0	1
Income from continuing operations before taxes	40	27	38	21
Net provision for income taxes	4	2	4	2
Net income from continuing operations	36	25	34	19
Gain from sale of discontinued operations, net of income taxes	0	0	0	4
Net income from discontinued operations, net of income taxes	1	2	2	1
Net income	37%	27%	36%	24%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and nine months ended July 31, 2007 and July 31, 2006 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
			Change				Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$2,925	$1,934	$991	51%	$9,373	$6,192	$3,181	51%
Maintenance revenues	2,225	1,730	495	29%	6,019	4,820	1,199	25%
Professional services revenues	98	91	7	8%	197	1,148	(951)	-83%
Total	$5,248	$3,755	$1,493	40%	$15,589	$12,160	$3,429	28%

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

Our total revenues increased by $1.5 million (or 40%) for the three months ended July 31, 2007 from the corresponding period in fiscal 2006. This increase resulted primarily from a 51% increase in license revenues and a 29% increase in maintenance revenues in the three months ended July 31, 2007 compared to the corresponding period in fiscal 2006, and included favorable foreign currency fluctuations of $210,000.

Our total revenues increased by $3.4 million (or 28%) for the nine months ended July 31, 2007 from the corresponding period in fiscal 2006. This increase resulted primarily from a 51% increase in license revenues and a 25% increase in maintenance revenues in the nine months ended July 31, 2007 compared to the corresponding nine-month period in fiscal 2006, and included favorable foreign currency fluctuations of $712,000, and was partly offset by a decrease in professional services revenues.

Two customers accounted for 21% and 10% of our total revenues, respectively, for the three months ended July 31, 2007, and one customer accounted for 12% of our total revenues for the nine months ended July 31, 2007. One customer accounted for 15% of our total revenues for the three months ended July 31, 2006, and no one customer accounted for 10% or more of our total revenues for the nine months ended July 31, 2006.

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

Revenues for the three months ended July 31, 2007 were stronger than anticipated, with a significant portion of the increase in license revenues for the quarter resulting from deployment licenses reported by one of our independent software vendors (ISVs) in the telecommunications sector, who accounted for 35% of our license revenues for the quarter. Maintenance revenues also increased, partially as a result of several new maintenance agreements closed during the quarter.

Revenues by Category.  The following table summarizes our revenues by category for the three and nine months ended July 31, 2007 and July 31, 2006 (in thousands, except percentages):

	Three Months Ended						Nine Months Ended
	July 31,						July 31,
		Percentage		Percentage	Changes			Percentage		Percentage	Changes
	2007	of revenues	2006	of revenues	Amount	Percentage	2007	of revenues	2006	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by category:
License	$2,925	56%	$1,934	52%	$991	51%	$9,373	60%	$6,192	51%	$3,181	51%
Maintenance	2,225	42%	1,730	46%	495	29%	6,019	39%	4,820	40%	1,199	25%
Professional service	98	2%	91	2%	7	8%	197	1%	1,148	9%	(951)	-83%
Total	$5,248	100%	$3,755	100%	$1,493	40%	$15,589	100%	$12,160	100%	$3,429	28%

License.  License revenues were $2.9 million for the three months ended July 31, 2007, an increase of $991,000 (or 51%) from $1.9 million reported for the comparable period in fiscal 2006. The higher license revenues for the three months ended July 31, 2007 were mainly a result of two quarters’ deployment licenses reported by one of our independent software vendors in the telecommunications sector for approximately $1.0 million. We generally receive royalty reports from our independent software vendors following the end of a quarter in which these vendors deploy or resell our software, and any royalty amounts due to the Company are not known to us until we actually receive these reports. We recognize license revenues on such transactions only after we have received written royalty reports from our independent software vendors.

License revenues were $9.4 million for the nine months ended July 31, 2007, an increase of $3.2 million (or 51%) from $6.2 million reported for the comparable period in fiscal 2006.  The higher license revenues for the nine months ended July 31, 2007 were due in part to two significant license agreements with two U.S. customers for approximately $811,000 and $ 479,000, one significant license transaction with a U.S. customer for approximately $1.0 million through our European operations, as well as two additional license agreements with two European customers for approximately $591,000 and $270,000.

Maintenance.  Maintenance revenues were $2.2 million for the three months ended July 31, 2007, an increase of $495,000 (or 29%) from $1.7 million reported for the comparable period in fiscal 2006. The increase in maintenance revenues for the three months ended July 31, 2007 was primarily due to a $390,000 increase in maintenance revenues recognized from several significant maintenance agreements closed in prior quarters with both U.S. and European based customers. We also closed a significant maintenance agreement with a U.S. customer that included both maintenance and back maintenance revenues totaling $105,000 for the three months ended July 31, 2007.

Maintenance revenues were $6.0 million for the nine months ended July 31, 2007, an increase of $1.2 million (or 25%) from $4.8 million reported for the comparable period in fiscal 2006. The increased maintenance revenues for the nine months ended July 31, 2007 are due primarily to incremental revenues of $963,000 recognized during the first nine months of fiscal 2007 from new maintenance agreements with both U.S. and European based customers and, to a lesser extent, maintenance revenues of $211,000 related to the sale of premium support and maintenance agreements for software applications using older versions of our software.

Maintenance revenues increased for both the three and nine months ended July 31, 2007 due primarily to license revenue growth from the comparable periods in fiscal 2006, which generated associated maintenance agreements, and to a lesser extent, due to the sale of higher-priced premium support and maintenance agreements for software applications using older versions of our software.

Professional Services.  Professional services revenues were $98,000 for the three months ended July 31, 2007 remaining at a relatively consistent level compared to $91,000 reported for the comparable period in fiscal 2006.

Professional services revenues were $197,000 for the nine months ended July 31, 2007, a decline of $951,000 (or 83%) from $1.1 million reported for the comparable period in fiscal 2006. This decline compared to the corresponding period in fiscal 2006 was mainly due to the fact that in the first nine months of fiscal 2006, we recognized $891,000 in revenues from two significant percentage-of-completion consulting projects with two European customers but had no such corresponding revenue transactions of this magnitude in the first nine months of fiscal 2007.

We expect total professional services revenues for fiscal 2007 to be significantly lower than our professional services revenues from fiscal 2006 for the reason that, in fiscal 2006, we were engaged in two percentage-of-completion consulting projects with two European customers that generated significant professional services revenues. We do not expect to be engaged in comparable consulting projects during the remainder of fiscal 2007.

International Revenues. The following table summarizes our revenues by geographic area for the three and nine months ended July 31, 2007 and July 31, 2006 (in thousands, except percentages):

	Three Months Ended						Nine Months Ended
	July 31,						July 31,
		Percentage		Percentage	Change			Percentage		Percentage	Change
	2007	of revenues	2006	of revenues	Amount	Percentage	2007	of revenues	2006	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by geographic area:
North America	$3,043	58%	$1,347	36%	$1,696	126%	$7,469	48%	$3,792	31%	$3,677	97%
Europe	2,059	39%	2,347	63%	(288)	-12%	7,480	48%	8,100	67%	(620)	-8%
Asia	146	3%	61	1%	85	139%	640	4%	268	2%	372	139%
Total	$5,248	100%	$3,755	100%	$1,493	40%	$15,589	100%	$12,160	100%	$3,429	28%

International revenues represented approximately 42% of our total revenues for the three months ended July 31, 2007, as compared to 64% for the comparable period in 2006.

International revenues represented approximately 52% of our total revenues for the nine months ended July 31, 2007, as compared to 69% for the comparable period in 2006.

For the three months ended July 31, 2007, we experienced a higher proportion of revenues in North America than in recent quarters due primarily to the closing of a significant license and maintenance transaction for approximately $1.1 million with a North American customer through our European operations.

For the nine months ended July 31, 2007, we experienced a higher proportion of revenues in North America than in recent quarters due to two significant transactions with two North American customers, and the closing of a significant license and maintenance transaction with a U.S. customer for approximately $1.1 million in revenues sourced through our European operations. The decrease in revenues for European operations was also due primarily to two significant percentage-of-completion consulting projects for the nine months ended July 31, 2006 not being replaced with comparable projects in the corresponding period of fiscal 2007. We also experienced an increase in revenues from our Asia Pacific region during the nine months ended July 31, 2007, primarily due to royalties of $226,000 in arrears from an existing Asian customer.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. However, the closing of a significant license and maintenance transaction with a U.S. customer for approximately $1.1 million in revenues through our European operations during the three months ended July 31, 2007 has been included as North American revenues. This one transaction contributed significantly to North American revenues accounting for 58% of the overall revenues for the three months ended July 31, 2007. We expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Cost of Revenues

The following table summarizes total cost of revenues for the three and nine months ended July 31, 2007 and July 31, 2006 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$73	$43	$30	70%	$215	$205	$10	5%
Amortization of intangible assets	79	79	0	0%	237	237	—	0%
Cost of maintenance	377	330	47	14%	1,153	1,059	94	9%
Cost of professional services	33	84	(51)	-61%	93	709	(616)	-87%
Total	$562	$536	$26	5%	$1,698	$2,210	$(512)	-23%

Total Cost of Revenues.  Total cost of revenues was $562,000 for the three months ended July 31, 2007, an increase of $26,000 (or 5%) from total cost of revenues of $536,000 reported for the comparable period in 2006. This increase resulted primarily from an increase in cost of maintenance revenues and cost of license revenues that was partially offset by a decrease in cost of professional services revenues related to a decrease in professional services revenues, and included unfavorable foreign currency fluctuations of approximately $67,000.

Total cost of revenues was $1.7 million for the nine months ended July 31, 2007, a decline of $512,000 (or 23%) from total cost of revenues of $2.2 million reported for the comparable period in 2006. This decline resulted primarily from a decrease in cost of professional services revenues of $616,000 related to a decrease in professional services revenues, and included unfavorable foreign currency fluctuations of approximately $232,000.

License. Cost of license revenues consists primarily of royalties and cost of third party products (which we resell to our customers), product media and packaging costs.

Cost of license revenues was $73,000 (or 2% of license revenues) for the three months ended July 31, 2007 as compared to $43,000 (or 2% of license revenues) for the corresponding period in 2006. The increase of $30,000 (or 70%) in absolute dollars for the three months ended July 31, 2007 from the comparable period in fiscal 2006 was primarily due to an increase in cost of third party products in our U.S. operations for approximately $25,000 on higher total license revenues.

Cost of license revenues was $215,000 (or 2% of license revenues) for the nine months ended July 31, 2007, as compared to $205,000 (or 3% of license revenues) for the corresponding period in 2006, a modest increase of $10,000 (or 5%) in absolute dollars for the nine months ended July 31, 2007 over the comparable period in fiscal 2006.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology. Amortization of intangible assets was $79,000 and $237,000, respectively for the three and nine months ended July 31, 2007 and July 31, 2006. We expect to incur approximately $79,000 for amortization of intangible assets in the fourth quarter of fiscal 2007.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $377,000 (or 17% of maintenance revenues) for the three months ended July 31, 2007 compared to $330,000 (or 19% of maintenance revenues) for the corresponding period in fiscal 2006, The increase of $47,000 (or 14%) in absolute dollars for the three months ended July 31, 2007 from the comparable period in fiscal 2006 was primarily due to an increase of approximately $34,000 in commissions, bonuses as well as traveling expenses in our European operations.

Cost of maintenance revenues was $1.2 million (or 19% of maintenance revenues) for the nine months ended July 31, 2007 compared to $1.1 million (or 22% of maintenance revenues) for the corresponding period in fiscal 2006. The increase of $94,000 (or 9%) in absolute dollars for the nine months ended July 31, 2007 from the comparable period in fiscal 2006 was primarily due to an increase of approximately $80,000 in commission and bonus expense in our European operations.

Cost of maintenance revenues as a percentage of maintenance revenues decreased by 2% of total revenues for both the three and nine month periods ended July 31, 2007 from the corresponding periods in fiscal 2006. This decrease was primarily due to the fact that, thus far in fiscal 2007, we have been able to provide increased maintenance and support services with approximately the same number of personnel as we used to provide such services in fiscal 2006.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $33,000 (or 34% of professional services revenues) for the three months ended July 31, 2007 as compared to $84,000 (or 92% of professional services revenues) for the corresponding period in 2006. The decline in absolute dollars of $51,000 (or 61%) for the three months ended July 31, 2007 from the comparable period in fiscal 2006 was primarily due to the reallocation of headcounts in our European consulting team to research and development as a result of the completion of two major percentage-of-completion consulting projects with two European customers in fiscal 2006.

Cost of professional services revenues was $93,000 (or 47% of professional services revenues) for the nine months ended July 31, 2007 as compared to $709,000 (or 62% of professional services revenues) for the corresponding period in 2006. The decline in absolute dollars of $616,000 (or 87%) for the nine months ended July 31, 2007 over the comparable period in fiscal 2006 was also primarily due to the reallocation of headcounts in our European consulting team to research and development as a result of the completion of two major percentage-of-completion consulting projects with two European customers in fiscal 2006.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended July 31, 2007 and July 31, 2006 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$877	$669	$208	31%	$2,511	$2,380	$131	6%
Research and development	785	723	62	9%	2,497	2,294	203	9%
General and administrative	1,039	860	179	21%	3,342	2,783	559	20%
Restructuring charges	—	—	—	—	—	218	(218)	-100%
Total	$2,701	$2,252	$449	20%	$8,350	$7,675	$675	9%

Total Operating Expenses.  Total operating expenses were $2.7 million for the three months ended July 31, 2007, an increase of $449,000 (or 20%) from $2.3 million reported for the comparable period in 2006. This increase resulted primarily from increases in our sales and marketing and general and administrative expenses, and to a lesser degree from increases in our research and development expenses, for the three months ended July 31, 2007, and included an unfavorable foreign currency exchange fluctuation of $76,000.

Total operating expenses were $8.4 million for the nine months ended July 31, 2007, an increase of $675,000 (or 9%) from $7.7 million reported for the comparable period in 2006. This increase resulted primarily from an increase in our general and administrative and research and development expenses and, to a lesser degree, from increases in our sales and marketing expenses, and were partially offset by the absence of restructuring charges during the nine months ended July 31, 2007, and included an unfavorable foreign currency exchange fluctuation of $222,000.

We relocated our U.S. corporate headquarters from Fremont, California to Redwood City, California in June 2007. Commencing with our fourth quarter ending October 31, 2007 and continuing through the end of the lease term in June 2010, we anticipate a reduction in our quarterly operating expenses for financial reporting purposes of approximately $125,000 in building lease and related facility expenses, primarily as a result of our occupying lesser square footage in our new Redwood City facility than in our former Fremont offices.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $877,000 (or 16% of revenues) for the three months ended July 31, 2007 and $669,000 (or 18% of revenues) for the comparable period in fiscal 2006. The $208,000 (or 31%) increase in absolute dollars for sales and marketing expense for the three months ended July 31, 2007 was primarily due to an approximate $130,000 increase in sales commissions and bonuses as a result of higher revenues than the comparable period in fiscal 2006 in both our European and U.S. operations, together with an approximate $32,000 increase in advertising expenses, and an approximate $21,000 increase in sales expense related to traveling, training and conferences in our U.S. operations.

Sales and marketing expenses were $2.5 million (or 16% of revenues) for the nine months ended July 31, 2007 and $2.4 million (or 20% of revenues) for the comparable period in fiscal 2006. The $131,000 (or 6%) increase in absolute dollars for sales and marketing expense for the nine months ended July 31, 2007 was partly due to an approximate $309,000 increase in sales commissions and bonuses as a result of higher revenues than the comparable period in fiscal 2006 in both our European and U.S. operations, and an approximate $127,000 increase in marketing expenses related to advertising campaigns and trade shows in our European operations. The increase was partially offset by one headcount reduction in our U.S. operations (resulting in a reduction of salary and other payroll related expenses) totaling $190,000, together with an approximate $95,000 decrease in marketing programs in our U.S. operations and an approximate $28,000 decrease in expenses for temporary employees and consultants in our U.S operations.

For the fourth quarter of fiscal 2007, we expect our quarterly sales and marketing expenses to be relatively consistent with our quarterly sales and marketing expense levels thus far in fiscal 2007, and to continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors.

Research and development expenses were $785,000 (or 15% of revenues) for the three months ended July 31, 2007 and $723,000 (or 19% of revenues) for the comparable period in 2006. The $62,000 (or 9%) increases in absolute dollars for the three months ended July 31, 2007 was mainly due to an increase of seven headcounts in our European operations, resulting in an increase of approximately $300,000 from the comparable period for 2006. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $261,000.

Research and development expenses were $2.5 million (or 16% of revenues) for the nine months ended July 31, 2007 and $2.3 million (or 19% of revenues) for the comparable period in 2006. The $203,000 (or 9%) increase in absolute dollars for research and development expenses for the nine months ended July 31, 2007 was mainly due to an increase of seven headcounts in our European operations, resulting in an increase of approximately $794,000 from the comparable period for 2006, and an increase in building rent expense in our Indian development center for approximately $40,000 from the comparable period for 2006. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $629,000.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at the current levels for the fourth quarter of fiscal 2007.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $1.0 million (or 20% of revenues) for the three months ended July 31, 2007 and $860,000 (or 23% of revenues) for the comparable period in fiscal 2006. The $179,000 (or 21%) increase in absolute dollars for the three months ended July 31, 2007 was primarily due to an approximate $140,000 increase in legal fees and costs associated with a pending litigation, an approximate $67,000 increase in bonuses as a result of higher net income for the Company, and an approximate $44,000 increase in facility expenses as a result of relocation of our U.S. corporate headquarters from Fremont to Redwood City. These increases were offset by an approximate $73,000 decrease in accounting and auditing fees.

General and administrative expenses were $3.3 million (or 21% of revenues) for the nine months ended July 31, 2007 and $2.8 million (or 22% of revenues) for the comparable period in fiscal 2006. The $559,000 (or 20%) increase in absolute dollars for the nine months ended July 31, 2007 was primarily due to an approximate $339,000 increase in legal fees and costs associated with a pending litigation, an approximate $273,000 increase in bonuses as a result of higher net income for the Company, and an approximate $143,000 increase in facility expenses as a result of relocation of our U.S. corporate headquarters from Fremont to Redwood City. These increases were offset by an approximate $188,000 decrease in salary and severance expenses related to one headcount reduction in our U.S. operations and a decrease of $107,000 in accounting and auditing fees.

In our fourth quarter of fiscal year 2007, we expect our general and administrative expenses to be at levels generally consistent with the levels experienced during the first three quarters of the fiscal year. We anticipate continuing to incur legal and related costs associated with the pending litigation against the Company, and additionally, costs associated with implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Outside Shareholders’ Income from Variable Interest Entity

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

On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty at a rate of six percent of its net proceeds, but no less than 30 euros per copy, from licenses it grants of the co-owned technology for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 450,000 euros. As a result of Versant’s sale of its interest in Vanatec and this agreement, Versant determined that it was no longer the primary beneficiary of Vanatec as defined by FIN 46 (R), and thus, was no longer required to consolidate Vanatec’s operating results after March 27, 2006. Therefore, we recorded a gain of $131,000 related to the deconsolidation of Vanatec during the three months ended April 30, 2006. This amount is comprised of the reversal of the excess losses that we had absorbed previously for $105,000, and the payment that we received from a third party investor in lieu of our interest in Vanatec for $6,000, transfer of property and equipment for $17,000; other comprehensive income for $6,000; and offset by foreign currency losses of $3,000. Consequently, the results of Vanatec are not included in the Company’s consolidated financial statements as of and for the three and nine months ended July 31, 2007.

Interest and Other Income, Net

Interest and other income, net consists of interest income net of interest expense, miscellaneous refunds and foreign exchange rate gains and losses.

The following table summarizes interest and other income, net for the three and nine months ended July 31, 2007 and July 31, 2006 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Interest income	$144	$50	$94	188%	$356	$96	$260	271%
Interest expense	(1)	(3)	2	-67%	(5)	(4)	(1)	25%
Other income	(3)	—	(3)	-100%	81	—	81	100%
Foreign exchange gain (loss)	(24)	(4)	(20)	500%	(74)	(2)	(72)	3600%
Interest and other income, net	$116	$43	$73	170%	$358	$90	$268	298%

Interest and other income, net was $116,000 (or 2% of total revenues) for the three months ended July 31, 2007 and was $43,000 (or 1% of total revenues) for the comparable period in 2006. The increase in absolute dollars of $73,000 was largely due to an increase in interest income from both our European and U.S. operations as a result of higher cash balances as well as higher interest rates, and was partially offset by foreign exchange rate fluctuations.

Interest and other income, net was $358,000 (or 2% of total revenues) for the nine months ended July 31, 2007 and was $90,000 (or 1% of total revenues) for the comparable period in 2006. The increase in absolute dollars of $268,000 was largely due to an increase in interest income from both our European and U.S. operations as a result of higher cash balances as well as higher interest rates, and an increase in other income associated with the sale of excess furniture related to the relocation of our U.S. headquarters, and as partially offset by foreign exchange rate fluctuations.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and nine months ended July 31, 2007 and July 31, 2006 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2007	2006	Amount	Percentage	2007	2006	Amount	Percentage
	(unaudited)				(unaudited)
Foreign withholding taxes	$5	$4	$1	25%	$50	$4	$46	1150%
Provision for income taxes Germany & UK	223	86	137	159%	510	237	273	115%
US state and franchise taxes	—	3	(3)	-100%	25	34	(9)	-26%
Total	$228	$93	$135	145%	$585	$275	$310	113%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. Consequently, we accrued income taxes for our European operations of approximately $223,000 and $510,000, respectively, for the three and nine months ended July 31, 2007. The Company’s tax provision is based upon our projected fiscal 2007 effective tax rates.

We incurred foreign withholding taxes and U.S. state and franchise taxes of approximately $5,000 and $7,000 for the three months ended July 31, 2007 and 2006, respectively, and foreign withholding taxes and U.S. state and franchise taxes of approximately $75,000 and $38,000 for the nine months ended July 31, 2007 and 2006, respectively, which we have included in our income tax provision.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of July 31, 2007, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the nine months ended July 31, 2007. As of July 31, 2007, we had cash and cash equivalents of approximately $14.5 million, an increase of $6.3 million over the $8.2 million of cash and cash equivalents we held at October 31, 2006.

As of July 31, 2007, $9.8 million of our $14.5 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $6.8 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of July 31, 2007			As of October 31, 2006
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euros		€4,891	$6,678		€2,907	$3,699
British Pound		£77	156		£106	200
India Rupee	Rs.	607	15	Rs.	1,137	25
Total			$6,849			$3,924

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or Pound Sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 31% of our cash balance in Europe in the form of U.S. dollars to reduce the impact of any foreign currency fluctuations.

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

Cash Flow provided by Operating Activities

The following table aggregates certain line items from the cash flow statement to present the key items affecting our operating activities for the periods indicated (in thousands):

	Nine Months Ended
	July 31,	July 31,
	2007	2006
	(unaudited)
Net cash provided by operating activities:
Net income	$5,546	$2,940
Gains from the disposal of assets	—	(599)
Net income from discontinued operations, net of income taxes	(232)	(113)
Non-cash adjustments	755	486
Accounts receivable	(628)	770
Prepaid expense and other assets	(35)	(13)
Accounts payable, accrued liabilities and other liabilities	52	(1,481)
Deferred revenues	464	649
Total	$5,922	$2,639

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

We generated $5.9 million of cash flows from operations during the nine months ended July 31, 2007. This was primarily derived from $5.5 million in net income and an increase of $464,000 in deferred revenues, and was partially offset by an increase of $628,000 in trade accounts receivable.

Non-cash adjustments were $755,000 for the nine months ended July 31, 2007 compared to $486,000 for the corresponding period in 2006. Non-cash adjustments may increase or decrease in the future and, as a result, positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 65 days and 39 days for the three months ended July 31, 2007 and July 31, 2006, respectively.

Our working capital was $12.5 million as of July 31, 2007 compared to $6.2 million as of October 31, 2006.

We relocated our U.S. corporate headquarters from Fremont, California to Redwood City, California in June 2007. Commencing with our fourth quarter ending October 31, 2007 and continuing through the end of the lease term in June 2010, we anticipate a reduction in our quarterly cash outflows of approximately $250,000 related to building lease and related facility expenses, primarily as a result of our occupying lesser square footage in our new Redwood City facility than in our former Fremont offices.  The difference in the estimated increased quarterly cash outflow savings of $250,000, as compared to the estimated reduction in our quarterly operating expenses for financial reporting purposes of $125,000, is primarily the result of restructuring charges recorded in our financial statements for prior periods which accelerated our reported expenses under generally accepted accounting principles with respect to expenses associated with the facilities of our former U.S. offices.

Cash Flow used in Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the nine months ended July 31, 2007, $616,000 of cash was used in investing activities and was comprised entirely of purchases of property and equipment, including costs related to the replacement of older server equipment and other computer related equipment in both Germany and the U.S., and capital expenditures related to the relocation to our new U.S. corporate headquarters, as the prior building lease expired on June 30, 2007.

Cash Flow provided by Financing Activities

The primary source of cash from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Director Plan and ESPP.

For the nine months ended July 31, 2007, $434,000 of cash was provided by financing activities, consisting of cash inflows of $447,000 due to proceeds from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans, reduced by principal payments of $13,000 under capital lease obligations.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of July 31, 2007 we had approximately 281,523 shares available to issue under our current Equity Incentive Plan and our Director Plan. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of July 31, 2007 consist of obligations under operating leases for facilities and equipment commitments.

Our annual minimum commitments as of July 31, 2007 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheet as of July 31, 2007, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total

Three months ending October 31, 2007	$133	$11	$144
Fiscal year ending October 31,
2008	422	36	458
2009	349	28	377
2010	180	16	196
Thereafter	—	22	22
Total	$1,084	$113	$1,197

On March 23, 2007, we entered into an office building lease with CA-Shorebreeze Limited Partnership pursuant to which we are leasing approximately 6,800 square feet in an office facility located in Redwood City, California. The lease has a term of thirty-six months, which commenced in June 2007.  The Redwood City, California office under the lease serves as our new U.S headquarters, replacing our facility in Fremont, California, whose lease expired on June 30, 2007. Monthly rent under the lease will initially be approximately $19,000 and is subject to 4% annual increases thereafter. The total rent payable over the full thirty-six month lease term (net of two months rent abatement) will be approximately $671,000. We have an option to extend the term of the lease for one additional one-year period at a rent equal to the then fair market lease rate. Pursuant to the lease, the landlord has agreed to provide a tenant improvement allowance of approximately $101,000. Any tenant improvement costs exceeding this allowance were borne by us.

We believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment that is significant, it will be necessary for us to seek additional debt or equity financing.

Our $3.0 million credit facility with a financial institution expired by its terms in June 2007, and we currently do not have in place a credit or loan facility.

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

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of any indemnification. However, as a result of current litigation in which Rockwell Automation, one of our customers, is seeking indemnification from us for alleged infringement of intellectual property rights asserted against it by Systems America, Inc., we have recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with FASB Statement No. 5. To date, we have incurred significant legal costs as a result of this litigation. We are continuing to contest the allegations of infringement of intellectual property rights asserted in this litigation.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 8, Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated here by this reference.

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

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 31% of our cash balance in Europe in the form of U.S. dollars to reduce the impact of any foreign currency fluctuations.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*          This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:
September 13, 2007	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)