Form 10-K
period 2007-10-31
VERSANT CORP
filed 2008-01-29
CIK 865917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2007.
Or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 0-28540

VERSANT CORPORATION
(Exact name of Registrant as specified in its Charter)

California	94-3079392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
255 Shoreline Drive, Suite 450, Redwood City, California 94065 (Address of principal executive offices) (Zip code)
(650) 232-2400 (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one).

Large Accelerated Filer ☐            Accelerated Filer ☐            Non-Accelerated Filer ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 30, 2007: $65,484,869

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2008, was 3,693,235 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2007

        Without limitation, Versant Object Database, VDS, Versant®, FastObjects, Versant JDO, Versant Open Access, Vitness and Vorkout, and other Versant product names referred to herein are trademarks of Versant in the United States and/or other countries. All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements are based on Versant's current expectations about our business and industry and reflect our beliefs and assumptions based upon information that is reasonably available to us at the date of this report. In many cases you may identify these forward-looking statements by words such as "will," "should," "may," "might", "believes," "anticipates," "expects," "intends," "estimates" and similar expressions. These forward-looking statements may include, among other things, projections of our future financial performance and trends anticipated for our business.

        We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict. Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A of this report,—"Risk Factors,"—which you should read carefully. We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason. Readers are urged to carefully review and consider the various disclosures made by Versant in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of risks and factors that may affect our business.

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

        Our mission is to be a preferred vendor of core data management solutions to world-class enterprises whose businesses require the successful management of large and complex bodies of data. To achieve this goal our general strategy has been to develop and offer powerful, scalable and highly reliable data management solutions capable of handling a wide array of challenging applications for sophisticated customers in many industries. For example, we market our products to companies in the telecommunications, technology and defense industries, as well as to customers in several vertical markets including financial services, transportation, and health care. Our software has been used in strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing, scheduling and other applications. We strive to continually improve our core data management products and related tools to make our solutions both more useful and increasingly dependable. In our research and development efforts we also strive to make our products usable and accessible by customers using different computing or software platforms, in order to expand the markets and industries we serve.

        We were incorporated in California in August 1988 under the name Object Sciences Corporation and completed our initial public offering of our common stock under the name of Versant Object

Technology Company in July 1996. The name of the company was changed to Versant Corporation on July 15, 1998. In November 2002, we acquired Mokume Software, Inc., a privately held company that developed technology for use in real-time applications. In March 2004, we acquired Poet Holdings, Inc. (Poet) through a merger. Prior to that merger, Poet was a provider of object-oriented data management software headquartered in the United States, whose stock was publicly traded on the Frankfurt Stock Exchange. In June 2004, we acquired the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., a privately held South African company and in July 2004, we acquired FastObjects, Inc., a private company that held North American distribution rights with respect to Poet's FastObjects database management product. In September 2004, we sold Poet's Catalog solutions business. In August of 2005, we effected a 1-for-10 reverse split of our outstanding common stock. In February 2006, we sold our WebSphere consulting business. Our principal executive offices are located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065 and our telephone number is (650)232-2400. Our website URL is www.versant.com. Other than as expressly set forth in this annual report, the information contained in, or referred to on, our website is not a part of this annual report.

        We conduct most of our administrative operations from our U.S headquarters and the offices of our German subsidiary, Versant GmbH, in Hamburg, Germany. Our research and development activities are primarily conducted by our German subsidiary, Versant GmbH, which is headquartered in Hamburg, Germany and our Indian subsidiary, Versant India, which is headquartered in Pune, India.

        In fiscal 2007 we liquidated the operations of our former U.K. subsidiary and transferred its operations to our offices in Germany.

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

Certain Industry Terms

        For reference purposes we have listed below certain well-known technical terms often used in our data management industry to assist readers in better understanding the information provided in this report:

  •
  API—means application program interface, a software source code interface that an operating system provides to enable other software programs to use and access the functionality of that operating system.

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

  •
  Fault tolerant server—a server that offers higher reliability by the use of duplicated hardware and specialized software, so that, in the event of a failure of one database, the surviving database can continue offering normal service.

  •
  Java—a software programming language originally developed by Sun Microsystems.

  •
  J2EE-based—an application or software component that is deployed in a Java 2 Enterprise Edition (J2EE) software environments.

  •
  JDO—Java Data Object, a standard based Java API for Versant.

  •
  JDBC—Java Database Connectivity, a standard in the relational database world for processing SQL to Java.

  •
  JVI—Java Versant Interface, a proprietary based Java API for Versant.

  •
  Object-Oriented—object oriented software uses smaller building blocks called objects to create larger software systems.

  •
  ODBC—Open Database Connectivity, a standard in relational database world for processing SQL to other than Java.

  •
  Relational Database—Data management software that stores data as tables and columns and can be accessed using SQL.

  •
  Replication—a range of technical approaches that enable multiple databases to be approximately synchronized, or to contain the same data.

  •
  SQL—an industry standard computer software language used to retrieve and manage data, typically used in relational database management systems.

  •
  Two-Phase Commitment—A specialized protocol for performing database transactions across multiple distributed resources.

  •
  UMTS—Universal Mobile Telecommunication System, a third generation mobile phone technology.

  •
  XML—A standard format used to exchange data (information) between multiple software systems.

Overview of Our Products and Services

        We provide sophisticated data management solutions designed to address complex data management needs. Our Versant Object Database product is used primarily by larger enterprises which have significant large-scale data management requirements, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries. Since the incorporation of Poet's FastObjects solution into our product line in March 2004, we have expanded the scope of our solutions to address the data management needs of smaller systems as well. The data management needs of our customers usually involve many business functions, ranging from usage and management of the customer's internal data to the processing of externally originated information; such as customer enrollment, billing and payment transaction data. Our solutions have also been used to solve complex data management issues such as fraud detection, risk analysis, yield management, and a host of other problems that requires an application specific data management solution.

        In addition to our product offerings, to assist users in their development and deployment of applications based on the Versant Object Database and FastObjects, we offer a variety of related services, including consulting, training, and technical support services. We also provide customers with maintenance and support services with respect to our products.

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

  •
  Language-Independent Support for Object-Oriented Programming.  Our products provide native support for the leading object-oriented software development languages of C++, Microsoft.NET and Java. This facilitates rapid and flexible application development by our customers and the maintenance and evolution of complex and dynamic applications that closely model real-world systems and processes.

  •
  Support for Component Architectures.  The Versant Object Database client integrates with leading J2EE application servers, including IBM WebSphere and BEA Weblogic application servers. These application servers enable users to build and deploy J2EE-based applications that will work compatibly and directly with the Versant Object Database in order to gain our productivity and performance advantages.

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

  •
  real-time data, graphics, images, video, audio and unstructured text;

  •
  dynamic, graph-oriented data, such as network management data and advanced financial instruments; and

  •
  meta-data, data aiding integration of diverse systems, and workflow information, which together enable the construction of applications that integrate diverse systems and add new functionality, often making this functionality available over the Internet.

        The object-oriented, balanced client-server architecture of VOD provides the basis for high-performance, scalable distributed applications. We believe that VOD's performance is superior compared to relational database management systems, particularly for complex data applications, for which VOD has the capability of processing a wide variety of abstract data types in a highly concurrent, high performance manner. We also believe that use of VOD allows our customers to reduce the time they need to develop applications for their data management systems and improves their system performance.

        VOD is designed to integrate up to 65,000 databases connected over a like number of locations on a variety of hardware and software platforms. Each database has a theoretical storage capacity of 4.6 million terabytes, an amount far beyond the actual capacity of most existing operating systems. VOD implements a variety of database features, including two-phase commitment for distributed transaction integrity and "database triggers" to monitor changing events and data and to notify users and applications when specified events occur. In addition, on-line management utilities enable routine maintenance to be performed while the database is running. These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions. These utilities provide multiple levels of administrative access and application security.

        Version 7.0 of VOD includes our core object database management system, C++ and Java language interfaces (proprietary JVI and standards based JDO), and XML for import and export of data into the database. By bundling these components with VOD, we believe we are enhancing the solution that we are offering making it easier for customers to deploy applications requiring these components.

        As part of the VOD family of solutions, we also offer Fault Tolerant Server, Vitness, Asynchronous Replication, Warm Standby, Vorkout, Versant SQL, and High Availability Backup Solution as add-on options that a customer can use in situations requiring advanced capabilities.

  •
  Versant Fault Tolerant Server provides highly reliable operations in mission-critical environments. This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails, due to operating system failure, hardware breakdown or any other form of interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without any interruption in application processing.

  •
  Vitness is an add-on tool for the monitoring of Versant Object Databases, designed following the standard managing console/remote agent paradigm. The remote agent resides on the Versant server system, while the managing console is a graphical interface running on a Versant client system to display the ongoing activity of the monitored database.

  •
  Versant Asynchronous Replication add-on module for Versant Object Database supports both master-slave and peer-to-peer asynchronous replication between multiple object servers. This can be used to replicate data to a distributed recovery site or to replicate data between multiple local object servers for increased performance and reliability.

  •
  Versant's Warm Standby allows customers to keep a secondary database near the state of the production database for reporting and fast restore requirements. This option is especially useful for customers with very large data sets.

  •
  Vorkout allows the online compaction of production database data volumes for special categories of applications that are performing heavy data deletions. This option allows customers to ensure continuous operations at required performance levels by eliminating performance degradation due to fragmentation, a common problem for databases in this application category.

  •
  The Versant SQL (VSQL) product provides JDBC/ODBC driver connectivity, allowing the use of standard SQL enabled tooling to access The Versant Object Database. This is especially useful for customers who use industry standard reporting tools such as Crystal Reports and Microsoft Access.

  •
  Versant's High Availability Backup Solution enables VOD to use the mirroring and backup features of other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

FastObjects

        FastObjects is an object database management system designed to provide minimal administration and work natively with the customer's product. The primary target application for our FastObjects product line is for use as an embedded data management system to be integrated in a customer's products. FastObjects is used in a vast range of applications, including medical devices, vending machines, telecom equipment, and defense systems. The majority of FastObjects installations are now running under the Microsoft Windows Operating System.

Services

        We derived approximately 40% of our revenues from services in fiscal 2007. Our services include maintenance and support programs for our data management products, consulting services and customer specific extensions to our products.

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

Our Customers

        We categorize our customers into two broad groups, End-Users and Value Added Resellers ("VARs"). End Users are companies who use our products internally and do not redistribute our products outside their corporate organizations. VAR customers, on the other hand, include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute Versant products to third party customers, either individually or as part of an integrated product.

        We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses, typically sold on a per seat basis, authorize a customer to develop an application program that uses our software product. Under a deployment license, a customer is permitted to deploy an application that it has developed under a development license from us. End-Users generally purchase deployment licenses based on the number of central processing units (CPUs) supporting the server that will run the application using our database management system. For certain applications, we offer deployment licenses, priced on a per user basis. Pricing of Versant Object Database and FastObjects varies according to several factors, including the number of CPUs/Cores per server on which the applications run, and the number of users that are able to access the server at any particular time. Customers may elect to simultaneously purchase development and deployment licenses for their projects, or instead may initially purchase only a development license and purchase a deployment license only when their applications developed on our software are completed.

        VARs and distributors purchase development licenses from us on a per seat basis and on terms similar to those of development licenses sold directly to End-Users. VARs are authorized to sublicense deployment copies of our data management products, which are either bundled or embedded in the VARs' applications, directly to End-Users. VARs are required to report the distribution of our software to us and are charged a royalty that is based either on the number of copies of application software distributed or computed as a percentage of the selling price charged by the VAR to its end-user customers. These royalties may be prepaid in full or paid upon deployment.

Our Vertical Markets

        Versant Object Database and FastObjects are licensed for development or deployment, or both, in a wide range of applications. A substantial amount of our sales is for applications in telecommunications, technology, defense, healthcare and financial services sectors. Many of our customers have licensed multiple copies for use in different applications.

        Our future performance will depend in significant part on the increase in the use and sales of the Versant Object Database and FastObjects in telecommunications, technology, defense, healthcare, online gaming and financial market applications and the continued acceptance of our products within these industries.

Sales and Marketing

        Sales Channels.    We market and sell our products principally through our direct sales force and through value-added resellers, systems integrators, and distributors.

        Direct Sales.    Our direct sales organization is based in our corporate offices in Redwood City, California and Hamburg, Germany, and in some regional and other offices in the U.S. and Europe. The direct sales organization includes field sales personnel, who are responsible for account management, and systems engineers, who answer technical questions and assist customers in running benchmarks against competitive products and in developing prototype applications.

        Indirect Sales.    Part of our sales strategy is to further develop indirect distribution channels, such as value-added resellers and systems integrators. Systems integrators may integrate our products with their own or those of other vendors, in order to provide a complete solution to their customers. Under their agreements with Versant, value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Some of our value-added resellers and systems integrators offer products they produced by themselves or other vendors, which may in some cases compete with our products.

        Marketing.    The primary objective of our marketing efforts is to build increased visibility for Versant and its products and to generate sales leads for our business. Our marketing programs include our efforts at cultivating media and analyst relations, fostering valuable investor communications, speakers' programs, online marketing, partner-marketing programs, sponsoring database technology scholarship programs at the university level, and participation in conferences and tradeshows. Our products are typically marketed through (i) development licenses, which entitle the customer to develop applications that use a Versant software product, and (ii) deployment licenses, which entitle the customer to sell and market product applications developed through use of our software.

        Sales Process.    The cycle for a complete sale of our products to new and large enterprise customers can often exceed nine months and may extend to a year or beyond. For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally shorter. During the sales cycle, meetings involving both technical and management staff are conducted frequently at the prospective customer's site and at our headquarters. As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products. Upon completion of the evaluation, a customer that chooses our solution may purchase one or more development licenses, depending upon the number of their programmers that will develop and build their customers' application. Development licenses enable the customer to develop applications that use our software. Additionally, a customer may purchase technical support, training courses and consulting services. Our customers may also purchase deployment licenses enabling them to deploy applications developed under a development license. In some cases our customers purchase deployment licenses at the same time they purchase development licenses. In other cases customers may instead defer their purchase of deployment licenses and related maintenance until they complete the application development under their development license (a process that typically takes at least six months and can exceed one year).

        Shipping and Backlog.    Our software may be either physically or electronically delivered to the customer. If physically delivered, our software product is shipped from either our Redwood City or Hamburg facilities and is delivered to the customer upon receipt of an approved order and a signed license agreement. We typically do not have a material backlog of unfilled license orders at any given time, and we do not consider backlog to be a meaningful indicator of our future performance.

        International Sales and Marketing.    Our international sales are recorded by our subsidiary in Germany, which sells our products through distributors and value-added resellers, as well as directly to end-users. For fiscal 2007, our international revenues derived from customers outside North America made up approximately 54% of our total revenues, compared to 63% for fiscal 2006 and 66% for fiscal 2005.

Competition

        Our software products compete with companies offering object and relational database management systems. Our competitors, especially Oracle and Progress Software, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings, larger and more established distribution channels and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and may offer broader suites of products with a wide array of complementary applications which may incentivize customers to purchase such competitors' data management products. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on the business, pricing, operating results and financial condition of the company.

Research and Development

        Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors and, to a lesser degree, capital equipment expenses. Currently our research and development activity is conducted primarily in our Hamburg, Germany and Pune, India facilities. In fiscal 2007, fiscal 2006 and fiscal 2005, our research and development expenses were $3.4 million, $3.1 million and $3.9 million, respectively. We anticipate that we will continue to invest significant resources in research and development activities, particularly in Germany and India, in the future to develop new products, advance the technology of our existing products and develop new business opportunities.

Intellectual Property and Other Proprietary Rights

        We regard our products as proprietary. We attempt to protect our product technology by relying primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, "shrink-wrap" licenses displayed in evaluation downloads and in software installation screens, which impose certain restrictions on the licensee's ability to utilize our software. In addition, we take steps to avoid disclosure of our trade secrets, such as requiring persons with access to our proprietary information to execute non-disclosure agreements, and we restrict access to our software source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015. We also have certain trademarks and service marks.

Employees

        As of October 31, 2007, we and our subsidiaries had a total of 80 full time employees, of whom 15 were based in the United States, 32 in Europe, and 33 in India. Of the total, 49 employees were engaged in engineering and technical services, 11 were engaged in sales and marketing, 2 were engaged in the services organization, and the remaining 18 were engaged in general administration and finance. To the best of our knowledge, none of our employees is represented by a labor union. We have not experienced any organized work stoppage to date and believe that our relationship with our employees is generally good.

        Our future performance depends mostly upon the continued service of our key technical, sales, and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Past Restructuring

        As part of restructuring efforts we undertook in fiscal 2005 and 2006, we completed the following transactions to refocus the Company on its core object database management business:

        In February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments payable over a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of our WebSphere consulting practice for fiscal 2007, fiscal 2006 and fiscal 2005 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. See Note 4 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

        In July 2005, we spun off our former Versant Open Access.NET (or VOA.Net) assets to Vanatec GmbH (Vanatec), a privately held German company. Versant subsequently determined that the equity at risk in Vanatec was not sufficient to permit Vanatec to finance its activities without additional subordinated financial support from Versant. Therefore, we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended). As a result, in accordance with FIN 46(R), Vanatec's operating results were included in Versant's consolidated financial statements from July 2005 through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology previously licensed to Vanatec. As a result of this sale of its interest in Vanatec, we were no longer required to consolidate the operating results of Vanatec as a variable interest entity in its financial statements.

Investor Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934, or the "Exchange Act" pursuant to which we file our periodic reports on Forms 10-Q, 10-K, 8-K, proxy statements and other information with the Securities and Exchange Commission, or "the SEC". These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1(800) SEC-0330. In addition, the SEC maintains an Internet site (at http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Financial and other information about Versant can also be accessed at our Investor Relations website. The address of Versant's website is: (http://www.versant.com). We make available, free of charge, copies of our annual reports, annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such materials with the SEC.

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

        We are dependent on a limited number of products, especially Versant Object Database.    Nearly all of our license revenues to date have been derived from our Versant Object Database product and its predecessors. Consequently, if our ability to generate revenues from Versant Object Database were negatively impacted, our business, cash flows and results of operations would be materially adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in demand in the North American market for enterprise software, consumer demand changes in the European market for enterprise software, slowness in the general economy or in key industries we serve, such as the technology, telecommunications and defense industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive factors, the adoption of new technologies or standards that make our products technologically obsolete and customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our acquisition of Poet and its FastObjects data management product, we still expect that sales of Versant Object Database will continue to be very critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our Versant Object Database product can be expected to have a material negative impact on our business and results of operation.

        Our products face significant competition from larger competitors.    For Versant Object Database and FastObjects products, we compete with other companies offering other database management systems. We face substantial competition from substantially larger and well-established relational database management companies including Oracle, Computer Associates, Sybase, IBM, and Microsoft. We also face competition from object database companies including Progress Software Corporation and Objectivity. Additionally, some of our prospective customers might attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Oracle Berkeley DB, a simplified database without query processing capability. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, better name recognition, broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products. They may further have more direct access to corporate decision-makers of key customers based on their previous relationships with customers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of a variety of products that we do not offer. We may not be able to compete successfully against current or future competitors, and competitive pressures could cause us to lose revenues or lower the prices for our products to increase sales, or take other responsive actions, any of which could have a material adverse effect on our business, operating results and financial condition.

        We depend on successful technology development.    We believe that significant research and development expenditures will continue to be necessary in order for us to remain competitive. While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties affecting the success of software development project introductions include technical difficulties, delays in introductions of new products, market conditions, competitive products, and customer acceptance of new products and the operating systems they run on. We also face certain challenges in integrating third-party technology embedded in our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with the third-party technology providers, which may result in delays of the commercial release of new products. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products, and our future research and development capabilities. Failure to continue to timely develop technologies and products necessary for us to remain competitive is likely to have a material and adverse effect on our business.

        Our quarterly revenue levels are not predictable.    Our revenues have fluctuated (in some cases significantly) on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2007, our quarterly revenues fluctuated from a high of $5.6 million in the fourth quarter of 2007 to a low of $5.2 million in the first, second and third quarters of 2007; and in fiscal 2006, our quarterly revenues fluctuated from a high of $4.6 million in both the first and fourth quarters of 2006 to a low of $3.8 million in both the second and third quarters of 2006. These quarterly fluctuations have resulted from a number of factors, including but not limited to the following:

  •
  delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter and, in particular, the timing of any significant sales transactions;

  •
  the status of the market for enterprise software and general macroeconomic factors that impact our potential customers' capital purchasing decision for information technology (or "IT") solutions, such as our products;

  •
  the lengthy sales cycle associated with our products;

  •
  the extent to which we do or do not complete tasks under contracts for consulting projects which must be completed in order for us to recognize certain revenues under such contracts;

  •
  customer and market perceptions of the value and currency of object-oriented software technology;

  •
  uncertainty regarding the timing and scope of customers' deployment of applications based on Versant Object Database, where revenues are contingent upon the customer's deployment of our product;

  •
  any failure by us to timely develop and launch successful new products;

  •
  fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications, technology and defense markets;

  •
  the impact of new product introductions, both by us and by our competitors;

  •
  our unwillingness to lower prices significantly to meet prices set by our competitors or reductions of our prices to meet competition;

  •
  the effect of the publication by industry writers, securities analysts or others regarding their opinions about us, our competitors, our products and our competitors' products;

  •
  customer deferrals of orders for our products or services in anticipation of product enhancements or new product offerings by us or our competitors;

  •
  potential customers' unwillingness to invest in our products given our size and assets.

        To expand and diversify our product line may adversely affect our operating results and may not result in the development of successful new products.    To develop new products to expand and diversify our product offerings beyond our core products, Versant Object Database and FastObjects, will likely require substantial marketing, research and development and sales expenditures, without assurance of receiving incremental additional revenue from such new products. To develop successful new products typically requires significant marketing expenditures to determine viable products and applications and target customers, substantial research and development expenditures and additional sales expense associated with selling new products to new customers. A significant portion of such expenses would likely be incurred well in advance of our recognition of any revenues from such new products, and thus could adversely affect our results of operations and cash flows for certain fiscal periods before we derive any significant revenues from such new products. In addition, there can be no assurance that such new products will be accepted in the marketplace or generate meaningful amounts of revenue. Failure to develop successful new products may adversely affect our ability to successfully market other products and our future revenues. Consequently, the Company must act carefully when making product or technology development decisions.

        Our future revenues are substantially dependent upon our installed customers continuing to license Versant products and renewing maintenance agreements for our products; our future professional services and maintenance revenues are dependent on future sales of our software products.    We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related maintenance renewal fees. If our existing customers do not purchase additional products, upgrade existing products or renew their maintenance agreements with us, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services. This risk may be increased in the case of long-term customers who have not upgraded our products, which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service revenues.

        Our customer concentration increases the potential volatility of our operating results.    Due to the nature of our products a significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, two customers each accounted for 14% and 8% of our total revenues, respectively, for fiscal 2007 and one customer accounted for 21% of our total revenues for the quarter ended October 31, 2007. Two customers each accounted for 7% and 8% of our total revenues, respectively, for fiscal 2006 and one customer accounted for 30% of our total revenues for the quarter ended October 31, 2006. The timing of large orders and of their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

        Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability.    Our revenues and our ability to achieve and sustain profitability depend on the overall demand for the software products and services we offer. Reduced demand for our product line may result from competition offered by alternative technologies, negative customer perception of our object-oriented technology or other causes. General economic conditions can also have a significant adverse effect on our revenues and results of operations. We cannot predict the impact of these events in the future, or their impact on our customers or our business. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. Recent events, including fallout from problems in the U.S. subprime mortgage market, indicate a potential near-term recession in the U.S. economy, which could in turn have negative repercussions for the global economy. If U.S. or global economic conditions take a downturn, it could negatively impact our revenues and thus have a material adverse impact on our business, operating results and financial condition.

        Our products have a lengthy sales cycle.    The sales cycle for our Versant Object Database and FastObjects products varies substantially from customer to customer. This sale cycle often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the strategic nature of our products and the expenditures associated with their purchase, potential customers are typically cautious in making decisions to acquire our products. Influencing our customers' decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of our individual licenses, a lost or delayed sales transaction could potentially have a significant negative impact on our operating results for a particular fiscal period.

        We may not be able to manage costs effectively given the unpredictability of our revenues.    We expect to continue to maintain a relatively high percentage of fixed expenses. Inasmuch as we have completed a restructuring in fiscal 2005 and 2006 to significantly reduce our operating expenses and in fiscal 2007 reduced the rent expense for our U.S. headquarters, we might be unable to further reduce certain fixed expenses to accommodate any revenue reductions. If forecasted revenue does not materialize, then our business, financial condition and results of operations will be materially harmed.

        We rely on revenues from the telecommunications, technology, and defense industries; and these industries are characterized by complexity, intense competition and changes in purchasing cycles.    Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are also becoming increasingly dependent upon the technology and defense industries for sales of Versant Object Database. Our success in these markets depends, to a large extent, on the general economic conditions affecting these industries, our ability to compete with alternative and more directly competing technology providers, our ability to develop products that can successfully interoperate in different computing environments and whether our existing and potential customers believe we have the expertise and financial stability necessary to provide effective solutions in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. The technology industry has also generally experienced volatility in recent years that may adversely affect demand for our products and services from that industry, and the defense industry may experience new cycles of lower available technology budgets due to high levels of U.S. defense spending for operations in Iraq and Afghanistan. In the past, general economic downturns have also adversely affected our ability to generate revenues from customers in these and other industries. In addition, the types of applications and commercial products for the technology, telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited size and working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate personnel for this practice.

        We rely on substantial revenues generated through our international operations and will continue to do so in the future.    A large portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain these international revenues. Following our 2004 acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than they had historically. Consequently, we must conduct our operations internationally and maintain a significant presence in international markets. For fiscal 2007, international revenues derived from customers outside North America made up approximately 54% of total revenues, compared to 63% for fiscal 2006 and 66% for fiscal 2005. North American revenues were 46% of total revenues for fiscal 2007, compared to 37% for fiscal 2006 and 34% for fiscal 2005. Due to the changes in our sales management and organization, which has to some degree shifted more of our sales emphasis to European customers, we expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets, making our international revenues even more critical to our operations and cash flows.

        International Operations pose unique risks.    Our international operations are subject to a number of unique risks in addition to the risks faced by our domestic operations. These risks include, but are not limited to the following areas:

  •
  longer receivable collection periods;

  •
  adverse changes in regulatory requirements;

  •
  dependence on independent resellers;

  •
  fluctuations in foreign exchange rates;

  •
  compliance with multiple and conflicting laws, regulations and technology standards in different jurisdictions, some of which are more burdensome and restrictive than U.S. laws;

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

        In order to be successful, Versant must attract, retain and motivate key employees, for whom competition is intense; and failure to do so could seriously harm the Company.    In order to effectively execute our business strategy, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. We reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004 and in the third quarter of fiscal 2005. These factors, constraints on our ability to offer compensation at levels that may be offered by larger competitors and other circumstances may adversely affect our ability to attract and retain key management in the future. We must continue to motivate our employees and keep them focused on the achievement of our strategies and goals. We retain a significant number of employees in our offices in Pune, India. There is increasing competition for skilled employees in the Indian market, resulting in a greater risk of employee turnover and loss of key trained personnel there, which could adversely impact our research and development and quality control activities. In addition, we now employ a sizable German workforce subject to German employment law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

        We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.    At October 31, 2007, we had approximately $19.1 million in cash and cash equivalents and working capital of approximately $15.3 million. Although our operations were profitable in fiscal 2007 and fiscal 2006, to date, we have not achieved profitability or generated positive cash flows on a sustained basis. In response to this situation, in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, we restructured our business operations to significantly reduce our operating expenses by streamlining our operating processes. These restructuring efforts continued into the fourth quarter of fiscal 2005 and were completed in the second quarter of fiscal 2006. With such restructuring, and as a result of our revenue levels in fiscal 2006 and fiscal 2007, we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months or longer. However, it is possible that in the future we may encounter unexpected expenditures due to unsuccessful sales, marketing and/or development decisions, acquisitions of businesses or technologies, litigations or settlements or other events, such as reduced revenues resulting from adverse changes broadly affecting the general U.S. or world economies and thus our customers' capital spending decisions, that may cause us to choose to make further cost reductions, and it is possible that other future events may occur that could render our current working capital reserves insufficient. Because our revenues are unpredictable and a significant portion of our expenses is fixed (and because it may be more difficult to further reduce our operating expenses beyond the reductions made in our last restructuring), a reduction in our projected revenues or unanticipated requirements for cash outlays could deplete our limited financial resources and working capital. Impairment of our working capital would require us to make expense reductions and/or to raise funds through borrowing or debt or equity financing. If we determined that we needed to raise additional funding to pursue our business strategy or otherwise, there can be no assurance that any equity or debt funding will be available to us on favorable terms, if at all. If we cannot secure adequate financing sources when required, then we would need to further reduce our operating expenses, which we may be unable to do at a meaningful level and which would restrict our ability to pursue our business objectives.

        Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals.    Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 32 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 33 employees in India, which represents approximately 41% of our total workforce. Our management team resides in both our U.S. headquarters in Redwood City, California, where our Chief Financial Officer is located, and in our offices in Hamburg, Germany, where both our Chief Executive Officer and Executive Vice President of Field Operations reside. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans and causes us to incur certain additional travel and other expenses to maintain communications between our various offices..

        We are subject to litigation and the risk of future litigation.    We and certain of our present and former officers and directors were named as defendants in four class action lawsuits filed in 1998 in the United States District Court for the Northern District of California, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated under that Act, in connection with public statements about our financial performance. Although this case was later dismissed, there can be no assurance that we will not be subject to similar securities-related litigation in the future. In addition, during fiscal 2006, we settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume Software misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America's trademarks and trade names. We are currently a party to a pending litigation in which Rockwell Automation, one of our customers, is seeking indemnification from us for similar claims asserted against it by Systems America, Inc. Litigation can be expensive to defend, can consume significant amounts of management time and can result in an adverse judgment or settlement that could have adverse effects on our results of operations, financial condition and cash reserves.

        We will incur increased costs to comply with certain requirements of the Sarbanes-Oxley Act of 2002 and regulations relating to corporate governance matters and public disclosure.    The provisions of the Sarbanes-Oxley Act of 2002, related rules adopted or proposed by the SEC and by the NASDAQ Stock Market and recent accounting pronouncements, including accounting rules regarding the expensing of stock options and accounting for uncertainty in income taxes, will increase our costs to evaluate the implications of these laws, regulations and standards and comply with their requirements. Based on the current market price of our common stock, it is likely that we will become an "accelerated filer" under the Securities Exchange Act of 1934 during our current fiscal year ending October 31, 2008, which will result in our having to comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding certain assessments and auditor attestations regarding internal control structure reporting. Compliance with these assessment and attestation obligations may significantly increase our general and administrative expenses, which will negatively impact our results of operations. In addition, to maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with existing requirements and standards. We expect that this investment will result in increased general and administrative expenses in fiscal 2008 and 2009, and a diversion of management time and attention from strategic revenue generation and cost management activities. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with applicable laws and regulations in accordance with the deadlines by which compliance is required, but we cannot accurately predict or estimate the amount or timing of additional costs that we may incur to respond to these requirements.

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

        Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet and FastObjects may adversely affect the market value of our common stock.    In accordance with the U.S. generally accepted accounting principles, we account for our merger with Poet and our acquisition of FastObjects, Inc. using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we have allocated the total estimated purchase price of Poet and

FastObjects to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets is impaired; we may be required to incur material charges relating to the impairment of those assets. Such amortization and potential impairment charges could have a material impact on our results of operations.

        Failure to adequately protect our intellectual property could impair our ability to successfully compete.    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, obtain or use information that we regard as proprietary or use or make copies of our products in violation of license agreements. Policing unauthorized use of our products is difficult and enforcing our proprietary rights is potentially expensive. In addition, the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States. Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions and copyright and trade secret protection for software may be unavailable in certain foreign countries. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, which they could then market and sell to our customers, which could have an adverse impact on our revenues.

        We may be subject to claims of intellectual property infringement.    We expect that developers of object-oriented technology will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows. For example, in 2004 we were served with a complaint filed by Systems America, Inc. alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002, and that Mokume had interfered with certain business relationships of Systems America. While this action has since been settled, we are currently the defendant in a pending suit filed by a customer, Rockwell Automation, who is seeking indemnity from Versant against a similar claim that Systems America has asserted against Rockwell Automation in a separate lawsuit. Any claim of this type, whether meritorious or not, could be time-consuming, could result in significant litigation expenses, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.

        Our common stock is listed on the NASDAQ Capital Market.    The listing of our common stock on The NASDAQ Capital Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to re-list our common stock on The NASDAQ Global Market System, or NGMS.

        We may engage in future acquisitions of businesses or assets that could dilute our shareholders and cause us to incur debt or assume contingent liabilities.    As part of our strategy, we may from time to time review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer us growth opportunities. In the event of any future acquisitions, we potentially might take any or all of the following actions:

  •
  pay amounts of cash to acquire assets or businesses;

  •
  issue stock that would dilute current shareholders' percentage ownership;

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

        Our stock price is volatile.    Our revenues, operating results and stock price have historically been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced revenues and earnings results that were significantly below levels expected by security analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenues are often realized late in a fiscal quarter, we may not be aware of any revenues shortfall until late in a quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal administrative, sales and marketing operations are headquartered at an approximately 6,800 square foot office facility located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065. Our current lease of this facility has a term of thirty-six months, which commenced in June 2007.

        Additionally, we also lease office space for our international subsidiaries, generally under multi-year operating lease agreements, in Hamburg, Germany and Pune, India. We believe that all of our current facilities are in reasonably good operating condition and will be adequate for our requirements for the next several years. Based on current commercial real estate market conditions, we believe that we will be able to lease alternative comparable facilities in Germany, India or in U.S if required to do so.

Item 3.    Legal Proceedings.

        We may from time to time be subject to various legal proceedings in the ordinary course of business. Currently, we are not subject to any material legal proceedings required to be disclosed under this Item 3.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock is listed on the Nasdaq Capital Market under the symbol "VSNT." Our common stock commenced trading on the Nasdaq National Market on July 18, 1996. From July 19, 1999 until March 7, 2000, our common stock was traded on the Nasdaq SmallCap Market. From March 8, 2000 until September 30, 2002, our common stock was traded on the Nasdaq National Market. Our common stock has been traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) since October 1, 2002. We requested that listing of our common stock be transferred to the Nasdaq Capital Market as of October 1, 2002 since it then seemed unlikely that, in the near term, we would continue to be able to satisfy the then-applicable listing criteria of the Nasdaq National Market System. The following table lists the high and low intra-day prices of our common stock reported on the Nasdaq Capital Market for the periods indicated during the last two fiscal years.

Fiscal year ended October 31, 2007	High	Low
Fourth quarter	$22.87	$18.40
Third quarter	$25.10	$18.02
Second quarter	$19.70	$13.71
First quarter	$15.15	$10.06
Fiscal year ended October 31, 2006
Fourth quarter	$12.88	$5.92
Third quarter	$7.00	$6.02
Second quarter	$8.09	$4.98
First quarter	$6.41	$3.01

Shareholders

        There were approximately 111 holders of record of our common stock as of January 4, 2008. We believe that a significant number of beneficial owners of our common stock hold their shares in street name. Based on information available to us, we believe that there are approximately 3,654 beneficial owners of our common stock.

Dividend Policy

        We have neither declared nor paid any cash dividend on our common stock in the past. We intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

        In connection with our merger with Poet in fiscal 2004, the holders of our then outstanding shares of Series A Preferred Stock had their outstanding shares of Series A Preferred Stock converted into shares of our common stock at an increased conversion rate of three shares (rather than two shares) of common stock per each share of Series A Preferred Stock. In addition, the exercise price of certain common stock purchase warrants held by such preferred shareholders was reduced from $21.30 to $16.60 per share and the term of such warrants was extended by one year. As a result of these actions, a deemed dividend in the amount of approximately $2.4 million was recorded during the three months ended April 30, 2004. Please see Item 6—"Selected Financial Data".

Recent Sales of Unregistered Securities

        There were no issuances of unregistered securities by Versant in fiscal 2007.

Issuer Purchases of Equity Securities

        No purchases of Versant equity securities were made by or on behalf of Versant in the fourth quarter of our fiscal year ended October 31, 2007.

Stock Performance Graphs and Cumulative Total Return

        The graph below compares the cumulative total stockholder return on Versant common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index for each of the last five fiscal years ended October 31, 2007, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Versant Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 10/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.

Item 6.   Selected Financial Data

        The selected historical financial data presented below are derived from the consolidated financial statements of Versant Corporation. The selected consolidated financial data set forth below is qualified in its entirely by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Versant and notes thereto included elsewhere in this report.

        It should also be noted that in fiscal 2004, we completed a merger with Poet on March 18, 2004, which increased our revenues and operating expenses for part of fiscal 2004 and substantially increased the number of outstanding shares of our common stock at fiscal year-end for purposes of computing net loss per share in fiscal 2004. We recorded an operating loss on the liquidation of a foreign subsidiary for approximately $245,000 for fiscal 2007, and incurred restructuring charges of approximately $218,000, $638,000 and $3.3 million for fiscal 2006, 2005 and 2004, respectively, and charges of approximately $12.9 million and $1.0 million related to impairment of goodwill and intangible assets for fiscal 2005 and 2004, respectively, and a deemed dividend to preferred shareholders of $2.4 million in fiscal 2004. In addition, in fiscal year 2005 and prior fiscal years we determined stock compensation expense according to then-effective APB Opinion No. 25, whereas in fiscal years 2006 and 2007 we determined stock-based compensation expense in accordance with Statement of Financial Accounting Standards 123(R). Each of the above items has an impact on the comparability of the selected financial data presented in Item 6 of this report.

	Fiscal Year Ended October 31,
	2007	2006	2005	2004	2003
Consolidated statements of operations data:
Revenues:
License	$12,681	$8,469	$8,828	$9,686	$9,082
Maintenance	8,225	6,726	6,305	6,783	6,076
Professional services	244	1,550	613	1,228	2,267

Total revenues	21,150	16,745	15,746	17,697	17,425

Cost of revenues:
License	142	313	274	457	843
Amortization of intangible assets	315	315	671	698	91
Maintenance	1,469	1,442	1,456	1,516	1,312
Professional services	112	1,021	870	1,059	1,945

Total cost of revenues	2,038	3,091	3,271	3,730	4,191

Gross profit	19,112	13,654	12,475	13,967	13,234

Operating expenses:
Sales and marketing	3,392	3,062	5,803	8,004	7,703
Research and development	3,410	3,147	3,925	5,137	4,340
General and administrative	4,401	3,712	4,647	4,514	4,471
Loss on the liquidation of a foreign subsidiary	245	—	—	—	—
Impairment of goodwill	—	—	10,300	707	—
Impairment of intangibles	—	—	2,613	317	—
Restructuring	—	218	638	3,271	—

Total operating expenses	11,448	10,139	27,926	21,950	16,514

Income (loss) from operations	7,664	3,515	(15,451)	(7,983)	(3,280)
Outside shareholders' income from VIE	—	138	320	—	—
Interest and other income, net	532	208	197	119	397
Gain on disposal of Variable Interest Entity	—	131	—	—	—

Income (loss) from continuing operations before taxes	8,196	3,992	(14,934)	(7,864)	(2,883)
Provision for income taxes	867	390	37	88	74

Net income (loss) from continuing operations	7,329	3,602	(14,971)	(7,952)	(2,957)
Deemed dividend to preferred shareholders	—	—	—	(2,422)	—

Net income (loss) from continuing operations attributable to common shareholders	7,329	3,602	(14,971)	(10,374)	(2,957)
Net income (loss) from discontinued operations, net of income taxes	304	231	417	(1,314)	568
Gain (loss) from sale of discontinued operations, net of income taxes	—	468	—	(309)	—

Net income (loss)	$7,633	$4,301	$(14,554)	$(11,997)	$(2,389)

Basic income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$2.01	$1.01	$(4.23)	$(3.33)	$(2.17)
Earnings (loss) from discontinued operations, net of income tax	$0.08	$0.19	$0.12	$(0.52)	$0.42

Net income (loss) per share, basic	$2.09	$1.20	$(4.11)	$(3.85)	$(1.75)
Diluted income (loss) per share:
Net income (loss) from continuing operations attributable to common shareholders	$1.98	$1.01	$(4.23)	$(3.33)	$(2.17)
Earnings (loss) from discontinued operations, net of income tax	$0.08	$0.19	$0.12	$(0.52)	$0.42

Net income (loss) per share, diluted	$2.06	$1.20	$(4.11)	$(3.85)	$(1.75)
Shares used in per share calculation:
Basic	3,649	3,577	3,539	3,117	1,368
Diluted	3,708	3,584	3,539	3,117	1,368
Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$65	$39	$27	$—	$—
Sales and marketing	$90	$41	$12	$25	$5
Research and development	$39	$79	$44	$25	$—
General and administrative	$222	$77	$13	$36	$1,204

	As of October 31,
	2007	2006	2005	2004	2003
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$19,086	$8,231	$3,958	$3,313	$2,991
Restricted cash	—	—	—	320	320
Working capital	15,295	6,199	870	1,311	602
Total assets	30,466	20,261	16,246	32,545	11,069
Total long-term liabilities	674	770	897	1,400	392
Total liabilities and stockholder' equity	30,466	20,261	16,246	32,545	11,069

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        As indicated in the paragraph above in Item 1 of this report, this Form 10-K (including this Item 7) contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933. In many cases you may identify these forward-looking statements by words such as "will," "should," "may," "might," "believes," "anticipates," "expects," "intends," "estimates" and similar expressions. These forward-looking statements include, among other things, projections of our future financial performance and trends anticipated for our business. We caution investors that forward-looking statements are only predictions or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict. Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties, some of which are discussed in Item 1A of this report under the heading "Risk Factors.". Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Background and Overview

        We design, develop, market and support high performance object-oriented database management systems and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions. Our products and services collectively comprise our single operating segment, which we call "Data Management".

        Our customers typically use our products to manage data for business systems and to enable these systems to access and integrate data necessary for the customers' data management applications. Our data management products and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. We believe that by using our data management solutions, customers cut their hardware costs, accelerate and simplify their development efforts, significantly reduce administration costs and deliver products with a significant competitive edge.

        Our Data Management business is currently comprised of the following key products:

  •
  Versant Object Database, previously known as VDS, a seventh generation object database management system that is used in high-performance, large-scale, real-time applications. We also offer several optional ancillary products for use with Versant Object Database to provide compatibility and additional protection of stored data.

  •
  FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers' applications and systems.

        Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. With the incorporation of Poet's FastObjects solution into our product line following our March 2004 merger with Poet, we expanded the scope of our solutions to also address the data management needs of smaller business systems.

        Our customers' data management needs can involve many business functions, ranging from management of the use and sharing of a company's internal enterprise data to the processing of externally originated information such as customer enrollment, billing and payment transaction data.

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
  Consulting and training services;

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

Financial Highlights for Fiscal 2007

  •
  Our net revenues in fiscal 2007 were $21.2 million, an increase of $4.4 million (or 26%) from net revenues of $16.7 million in fiscal 2006. This increase in revenues was primarily due to the closing in fiscal 2007 of several significant transactions with existing customers through both our European and North American operations. We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related maintenance renewal fees.

  •
  Net income for fiscal 2007 was $7.6 million compared to a net income of $4.3 million in fiscal 2006. Net income from continuing operations for fiscal 2007 was $7.3 million compared to net income from continuing operations of $3.6 million in fiscal 2006. The increase of $3.7 million in net income from continuing operations in fiscal 2007 was due directly to our increased revenues in fiscal 2007.

  •
  Our combined sales and marketing, research and development and general and administrative expenses were $11.2 million in fiscal 2007, an increase of $1.3 million (or 13%) from $9.9 million reported in fiscal 2006. This increase was primarily due to an increase in our general and administrative and sales and marketing expenses and, to a lesser degree, from an increase in our research and development expenses during fiscal 2007

  •
  Cash provided by operations in fiscal 2007 was $10.0 million compared to $3.3 million of cash provided by operations in fiscal 2006, primarily due to higher net income and, to a lesser extent, a reduction in accounts receivable. During fiscal 2007, our cash and cash equivalents balance increased by $10.9 million to $19.1 million at October 31, 2007 compared to $8.2 million at October 31, 2006.

Fiscal 2007 and Beyond

        During fiscal 2007, we focused our sales and marketing efforts on our data management products, Versant Object Database and FastObjects, and on related maintenance, consulting and training services. Versant Object Database was the key focus of our marketing efforts and the major source of our license and service revenues in fiscal 2007.

        We again expect to derive most of our revenues in fiscal 2008 from Versant Object Database and FastObjects licenses and related services.

        Like many other software companies, we do not operate with a significant backlog of orders. Our license revenues, in particular, are difficult to forecast. For fiscal 2008, we currently estimate total year revenues of approximately $24.0 million, or an approximate 13% increase from fiscal 2007. We also believe that quarterly revenues during fiscal 2008 may fluctuate as a result of there being a limited number of revenue transactions in the sales pipeline at any given point in time, and the difficulty in accurately assessing when such transactions may actually close. We currently estimate net income of approximately $9.5 million for fiscal 2008, resulting in estimated diluted net income per share of approximately $2.50 for fiscal 2008, based on our current capitalization. Without limitation, the estimates and forecasts in this paragraph are forward-looking statements.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends, industry, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future uncertainties. We consider "critical" those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

Revenue Recognition

        We recognize revenues in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Our revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or "PCS"), and, to a lesser degree, agreements for consulting and training activities.

        We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, we defer all revenues from that transaction until sufficient evidence exists or until all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor- specific objective evidence of the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

        Revenues from software license arrangements, including prepaid license fees, are recognized when all of the following criteria are met:

  •
  Persuasive evidence of an arrangement exists.

  •
  Delivery has occurred and there are no future deliverables except PCS.

  •
  The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, we recognize the revenues as payments become due in accordance with paragraph 29 of SOP 97-2.

  •
  Collection is probable. Probability of collection is assessed using the following information about the customer—credit service reports, bank and trade references, public filings, and/or current financial statements. Prior payment experience is reviewed on existing customers. Payment terms in excess of our standard payment terms of 30-90 days net are granted only on an exception basis, typically in situations where customers elect to purchase development and deployment licenses simultaneously for an entire project and are attempting to align their payments with their deployment schedules. Extended payment terms are only granted to customers with a proven ability to pay at the time the order is received, and with prior approval of our senior management. In accordance with paragraph 27 of SOP 97-2, we have an established history of collection, without concessions, on longer-term receivables. We typically do not grant extended payment terms beyond 90 days.

        If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or until satisfaction of the contingency, as applicable. Our license fees are non-cancelable and non-refundable. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer's delay or acceleration in its deployment schedule does not impact our revenue recognition in such cases. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term in which the PCS is to be performed, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

        We categorize our customers into two broad groups, End-Users and Value Added Resellers (VARs). End User customers are companies who use our products internally and do not redistribute our product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, Original Equipment Manufacturers ("OEMs") and other vendors who redistribute our products to their external third party customers, either separately or as part of an integrated product.

        We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Prior to an End-User customer being able to deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our product. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of Versant Object Database, and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to us of a nonrefundable amount for future deployment.

        VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses sold directly to End-Users. VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of our software and are charged a royalty that is either based on the number of copies of our application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

        Revenues from our resale of third-party products or services are recorded at total contract value with the corresponding cost included in the cost of sales when we act as a principal in these transactions by assuming the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When we do not assume the risks and rewards of ownership, revenues from the resale of third-party products or services are recorded at contract value net of the cost of sales.

        In instances where, at a customer's request, we perform engineering work to port our products to an unsupported platform or customization of our software for specific functionality, or any other non-routine technical assignment, we recognize revenues in accordance with SOP 81-1 Accounting Research Bulletin ("ARB") No. 45 (As Amended), Long-Term Construction-Type Contracts and use either time and material percentage of completion or completed contract methods for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with the work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

  •
  An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

  •
  The customer is able to satisfy their obligations under the contract.

  •
  Versant is able to satisfy its obligations under the contract.

        The completed contract method is used when reasonable or dependable estimates of labor costs and time to complete the work cannot be made. As a result, in such situations, we defer all revenues until such time as the work is fully completed.

        Management makes significant judgments and estimates in connection with the determination of the revenue we recognize in each accounting period. If we had made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized would have resulted.

Goodwill and Acquired Intangible Assets

        We account for purchases of acquired companies in accordance with SFAS No. 141, Business Combinations and account for the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respective fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while in-process research and development costs, or "IPR&D", if any, are charged to operations expenditures at the time of acquisition.

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

  •
  Technology of JDO Genie (PTY) Ltd, acquired in June 2004; and

  •
  FastObjects, Inc., acquired in July 2004.

        We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events, as provided in SFAS 142. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity (as indicated by Versant publicly traded share price and shares outstanding plus a control premium) less our liabilities. Under this approach, if the estimated fair value of our assets is greater than their carrying value, then there is no goodwill impairment. If the estimated fair value of our assets is less than their carrying value, then we allocate the reporting unit's estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit's goodwill carrying amount and would be recorded in operating results during the period of such impairment.

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

        We performed tests and valuations on our goodwill and intangible assets on July 31, 2005 based on the provisions of SFAS 142 and SFAS 144. As a result, in fiscal 2005, we recorded an impairment charge of $10.3 million related to the write down of goodwill and a charge of $2.6 million related to the write down of intangible assets, of which $2.4 million was recorded as impairment of Poet intangible assets and $232,000 was recorded as impairment of FastObjects, Inc. intangible assets.

        We performed our annual valuation and analysis of goodwill based on the requirements of SFAS 142 in October 2006 and October 2007. We did not perform impairment tests related to our intangible assets during fiscal 2006 and fiscal 2007 based on the requirements of SFAS 144, as there were no triggering events which might indicate impairment. As a result, we determined that the value of our goodwill and intangible assets had been fairly recorded in our financial statements, and therefore, no impairment charges against our goodwill and intangible assets related to our Poet, JDO Genie (PTY) and FastObjects acquisitions were recorded in fiscal 2006 and fiscal 2007.

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

        Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2006 and October 31, 2007 for our deferred tax assets.

Results of Operations

        The following table sets forth the historical results of operations for Versant for our three fiscal years ended October 31, 2007, 2006 and 2005, expressed as a percentage of total revenues.

	Percentage of Revenues Fiscal year ended October 31,
	2007	2006	2005
Revenues:
License	60%	51%	56%
Maintenance	39	40	40
Professional services	1	9	4

Total revenues	100	100	100

Cost of revenues:
License	1	2	2
Amortization of intangible assets	1	2	4
Maintenance	7	8	9
Professional services	1	6	6

Total cost of revenues	10	18	21

Gross profit	90	82	79

Operating expenses:
Sales and marketing	16	19	37
Research and development	16	19	25
General and administrative	21	22	29
Loss on the liquidation of a foreign subsidiary	1	0	0
Impairment of goodwill	0	0	65
Impairment of intangibles	0	0	17
Restructuring	0	1	4

Total operating expenses	54	61	177

Income (loss) from operations	36	21	-98
Outside shareholders' income from VIE	0	1	2
Interest and other income, net	3	1	1
Gain on disposal of Variable Interest Entity	0	1	0

Income (loss) from continuing operations before taxes	39	24	-95
Provision for income taxes	4	2	1

Net income (loss) from continuing operations	35	22	-96
Net income from discontinued operations, net of income taxes	1	1	3
Gain from sale of discontinued operations, net of income taxes	0	3	0

Net income (loss)	36%	26%	-93%

Revenues

        Total Revenues:    The following table summarizes our total revenues (in thousands, except percentages) for fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$21,150	$16,745	$15,746	$4,405	26%	$999	6%

        Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. Our revenues as shown in the above table and in the accompanying statements of operations included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as "net income (loss) from discontinued operations, net of income taxes". See NOTE 4 of our "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in Item 8 of this Report for more information regarding this transaction.

        Our total revenues increased by $4.4 million (or 26%) in fiscal 2007 compared to fiscal 2006. This increase resulted primarily from a 50% increase in license revenues and a 22% increase in maintenance revenues in fiscal 2007 compared to fiscal 2006, included favorable foreign currency fluctuations of $1.1 million and was partly offset by a decrease in professional services revenues. We believe that license revenues increased in fiscal 2007 over fiscal 2006 due to various factors, including increased maturity, stability and focus of our sales organization, the increased acceptance and success of our VAR customers' applications with end-users, the overall reputation and acceptance of our products in the vertical markets (including telecommunications, technology and defense) that we serve, the relative strength of the worldwide economy in fiscal 2007, and the strong Euro as compared to the United States Dollar in fiscal 2007, resulting in higher consolidated revenues. Maintenance revenues increased in fiscal 2007 over fiscal 2006 primarily as a result of the increased license revenues in the same period.

        Our total revenues increased by $999,000 (or 6%) in fiscal 2006 compared to fiscal 2005. This increase resulted primarily from a 153% increase in professional services revenues and a 7% increase in maintenance revenues in fiscal 2006 compared to fiscal 2005, and included favorable foreign currency fluctuations of $186,000, and was partly offset by a decrease in license revenues.

        One customer accounted for 21% of our total revenues for the quarter ended October 31, 2007, and one customer accounted for 14% of our total revenues for fiscal 2007. One customer accounted for 30% of our total revenues for the quarter ended October 31, 2006, and no one customer accounted for 10% or more of our total revenues for fiscal 2006.

        The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers' preference for licensing our software on an "as needed" basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. License revenues also are a factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us.

        We are currently forecasting total revenues for fiscal 2008 to increase approximately 13% compared to total revenues for fiscal 2007, and we intend to increase our sales personnel headcounts during fiscal 2008.

        Revenues by Category:    The following table summarizes our revenues by category (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Total revenues by category
License revenues	$12,681	$8,469	$8,828	$4,212	50%	$(359)	-4%
Maintenance revenues	8,225	6,726	6,305	1,499	22%	421	7%
Professional services revenues	244	1,550	613	(1,306)	-84%	937	153%

Total	$21,150	$16,745	$15,746	$4,405	26%	$999	6%

Percentage of revenues by category:
License revenues	60%	51%	56%
Maintenance revenues	39%	40%	40%
Professional services revenues	1%	9%	4%

Total	100%	100%	100%

Fiscal 2007 Compared to Fiscal 2006

        License revenues:    License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

        License revenues were $12.7 million (or 60% of total revenues) in fiscal 2007, an increase of $4.2 million (or 50%) from license revenues of $8.5 million (or 51% of total revenues) reported in fiscal 2006. The higher license revenues for fiscal 2007 were due in part to two significant license agreements with two U.S. customers for approximately $787,000 and $479,000, and one significant license transaction with a U.S. customer for approximately $1.0 million sourced through our European operations, as well as three additional license agreements with three European customers for approximately $1.1 million, $689,000 and $270,000.

        The majority of the growth in our license revenues in fiscal 2007 over fiscal 2006 was driven primarily by license transactions with existing VAR customers in the telecommunications industry, which was our largest vertical market in fiscal 2007.

        Maintenance revenues:    Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

        Maintenance revenues were $8.2 million (or 39% of total revenues) in fiscal 2007, representing an increase of $1.5 million (or 22%) from maintenance revenues of $6.7 million (or 40% of total revenues) reported in fiscal 2006. The increased maintenance revenues for fiscal 2007 are due primarily to incremental revenues of $1.1 million recognized during fiscal 2007 from new maintenance agreements attributable to the license revenue growth from both U.S. and European based customers and, to a lesser extent, maintenance revenues of $266,000 related to the sale of premium support and maintenance agreements for software applications using older versions of our software.

        Professional services revenues:    Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

        Professional services revenues were $244,000 (or 1% of total revenues) in fiscal 2007, a decline of $1.3 million (or 84%) from $1.6 million (or 9% of total revenues) reported in fiscal 2006. This decline in fiscal 2007 compared to fiscal 2006 was mainly due to the fact that in fiscal 2006, we recognized $1.3 million in revenues from two significant percentage-of-completion consulting projects with two European customers but had no such corresponding professional services revenue transactions of this magnitude in fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

        License revenues:    License revenues were $8.5 million (or 51% of total revenues) in fiscal 2006, a decline of $359,000 (or 4%) from $8.8 million (or 56% of total revenues) reported in fiscal 2005. In the European region, there was a $700,000 decrease in license revenues in fiscal 2006 compared to fiscal 2005, primarily due to a significant follow-on order from a European telecommunications company during the three months ended January 31, 2005 for which there was no comparable license transaction in fiscal 2006. This decline was partially offset by a $315,000 increase in license revenues from our North American region, largely as a result of a significant license transaction closed in the fourth quarter of fiscal 2006.

        Maintenance revenues:    Maintenance revenues were $6.7 million (or 40% of total revenues) in fiscal 2006, an increase of $421,000 (or 7%) from $6.3 million (or 40% of total revenues) reported in fiscal 2005. European maintenance revenues increased $310,000 in fiscal 2006, primarily as a result of three larger maintenance contracts, an increase in extended support agreements (i.e., for customers using older Versant software not supported through standard support agreements) that have a higher selling price, and to a lesser extent, back maintenance revenues. Additionally, in fiscal 2006 there was an increase of $111,000 in maintenance revenues from our North American operations, primarily as a result of an increase in extended support agreements.

        Professional services revenues:    Professional services revenues were $1.6 million (or 9% of total revenues) in fiscal 2006, an increase of $937,000 (or 153%) from $613,000 (or 4% of total revenues) reported in fiscal 2005. This increase was mainly due to two significant percentage-of-completion consulting arrangements with two European customers during fiscal 2006.

        International revenues:    The following table summarizes our total revenues by geographic area (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Total revenues by geographic area
North America	$9,679	$6,175	$5,306	$3,504	57%	$869	16%
Europe	10,672	10,138	10,087	534	5%	51	1%
Asia	799	432	353	367	85%	79	22%

Total	$21,150	$16,745	$15,746	$4,405	26%	$999	6%

Percentage of revenues by geographic area:
North America	46%	37%	34%
Europe	50%	60%	64%
Asia	4%	3%	2%

Total	100%	100%	100%

Fiscal 2007 Compared to Fiscal 2006

        Total revenues increased $4.4 million (or 26%) in fiscal 2007 compared to fiscal 2006. The increase in revenues was due primarily to a revenue increase of $3.5 million in our North American operations as a result of closing several significant transactions with U.S. customers during fiscal 2007. Additionally, there was a revenue increase of $901,000 from our European and Asian regions.

        International (non-North American) revenues represented approximately 54% and 63% of our total revenues in fiscal 2007 and fiscal 2006, respectively.

        Revenues from North America:    The $3.5 million (or 57%) revenue increase from North America in fiscal 2007 compared to fiscal 2006 was mainly due to two significant transactions with two North American customers totaling approximately $1.3 million, as well as the closing of one significant license and maintenance transaction with a U.S. customer for approximately $1.4 million in revenues sourced through our European operations.

        Revenues from Europe:    The $534,000 (or 5%) revenue increase from Europe in fiscal 2007 compared to fiscal 2006 was due mainly to the closing of three license agreements with three European customers for approximately $2.0 million during fiscal 2007, offset by a decrease of $1.3 million in professional services revenues in fiscal 2007 versus fiscal 2006 due to the fact that two significant percentage-of-completion consulting projects in fiscal 2006 were not replaced with comparable projects in fiscal 2007.

        Revenues from Asia:    We also experienced an increase of $367,000 (or 85%) in revenues from our Asia Pacific region during fiscal 2007, primarily due to royalties of $226,000 from an existing Asian customer.

        Since the Company's acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. However, the closing of a significant license and maintenance transaction with a U.S. customer for approximately $1.4 million in revenues sourced through our European operations during fiscal 2007 has been included as North American revenues. This one transaction accounted for 40% of the overall North American revenue increase for fiscal 2007 compared to fiscal 2006 and accounted for much of the increase in the percentage of our revenues sourced from North America in fiscal 2007 as compared to fiscal 2006. We expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets, including North America.

Fiscal 2006 Compared to Fiscal 2005

        Total revenues increased $999,000 (or 6%) in fiscal 2006 compared to fiscal 2005. The increase in revenues was due primarily to a revenue increase of $869,000 in North America as a result of closing a significant license transaction during the fourth quarter of fiscal 2006 in the U.S. Additionally, there was an increase of $130,000 in revenues from our European and Asian regions in fiscal 2006 as compared to fiscal 2005.

        International revenues represented approximately 63% and 66% of our total revenues in fiscal 2006 and fiscal 2005, respectively.

        The high percentage of international revenues for both fiscal 2006 and fiscal 2005 is mainly due to the following:

  •
  Stronger demand for our products in Europe.

  •
  Change of management and reduction in sales personnel in our U.S. operations.

  •
  Discontinuation of U.S. WebSphere consulting practice.

  •
  Integration of the Poet products in Europe as a result of our 2004 merger with Poet.

        Revenues from North America:    The $869,000 (or 16%) increase in North American revenues in fiscal 2006 compared to fiscal 2005 was mainly due to the closing of a significant transaction with a U.S. customer totaling $1.2 million in license revenues during the fourth quarter of fiscal 2006.

        Revenues from Europe:    Revenues from Europe for fiscal 2006 were at a level consistent with fiscal 2005 European revenues, with a $51,000 (or 1%) increase in European revenues in fiscal 2006 compared to fiscal 2005.

Cost of Revenues

        Cost of Revenues:    The following table summarizes the cost of revenues (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$21,150	$16,745	$15,746	$4,405	26%	$999	6%
Cost of license revenues	142	313	274	(171)	-55%	39	14%
Cost of maintenance revenues	1,469	1,442	1,456	27	2%	(14)	-1%
Cost of professional service revenues	112	1,021	870	(909)	-89%	151	17%
Amortization of intangibles	315	315	671	—	0%	(356)	-53%

Total cost of revenues	$2,038	$3,091	$3,271	$(1,053)	-34%	$(180)	-6%

Gross margin	$19,112	$13,654	$12,475	$5,458	40%	$1,179	9%

Gross margin percentage	90%	82%	79%

        Cost of revenues was $2.0 million (or 10% of total revenues) in fiscal 2007, a decline of $1.1 million (or 34%) from the cost of revenues of $3.1 million (or 18% of total revenues) reported in fiscal 2006. This decline resulted primarily from a decrease in cost of professional services revenues of $909,000 (or 89%), which was directly related to a substantial decrease in our lower margin professional services revenues, and included unfavorable foreign currency fluctuations of approximately $314,000.

        Cost of revenues was $3.1 million (or 18% of total revenues) in fiscal 2006, a decline of $180,000 (or 6%) from the cost of revenues of $3.3 million (or 21% of total revenues) reported in fiscal 2005. This decline resulted primarily from a decrease in amortization of intangibles of $356,000 related to impairment of intangibles in the fourth quarter of fiscal 2005 offset by an increase of $151,000 in cost of professional services revenues, associated with a substantial increase in professional services revenues in fiscal 2006 over fiscal 2005. This decline included unfavorable foreign currency fluctuations of approximately $79,000.

        Gross margin percentages (gross margin as a percentage of total revenues) improved to 90% in fiscal 2007 over 82% in fiscal 2006 and 79% in fiscal 2005.

        Cost of license revenues:    Cost of license revenues consists primarily of royalties and costs of third party products, which we resell to our customers, as well as product media and shipping and packaging costs.

        The following table summarizes the cost of license revenues (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
License
Revenues	$12,681	$8,469	$8,828	$4,212	50%	$(359)	-4%
Cost	142	313	274	(171)	-55%	39	14%

Margin	$12,539	$8,156	$8,554	$4,383	54%	$(398)	-5%

Margin percentage	99%	96%	97%

Fiscal 2007 Compared to Fiscal 2006

        Cost of license revenues was $142,000 (or 1% of license revenues) in fiscal 2007, and decreased $171,000 (or 55%) from the cost of license revenues of $313,000 (or 4% of license revenues) in fiscal 2006. The decrease was primarily due to the reversal of warranty reserves upon expiration of the warranty period in our European operations during fiscal 2007. These warranty reserves were related to two consulting arrangements completed in fiscal 2006.

        License margin percentage increased by 3% points in fiscal 2007 compared to fiscal 2006 as a result of the decrease in cost of license revenues in fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

        Cost of license revenues was $313,000 (or 4% of license revenues) in fiscal 2006, and increased $39,000 (or 14%) from the cost of license revenues of $274,000 (or 3% of license revenues) in fiscal 2005. The increase was primarily due to an increase in product media and packaging costs, as well as warranty reserves, and was offset by a decrease in costs associated with one discontinued product line in our European operations of approximately $79,000. Additionally, there was a decrease of $44,000 in cost of third party products in our North American operations.

        License margin percentage decreased by 1% point in fiscal 2006 compared to fiscal 2005 as result of the slight increase in cost of license revenues in fiscal 2006.

        Cost of maintenance revenues:    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

        The following table summarizes the cost of maintenance revenues (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Maintenance
Revenues	$8,225	$6,726	$6,305	$1,499	22%	$421	7%
Cost	1,469	1,442	1,456	27	2%	(14)	-1%

Margin	$6,756	$5,284	$4,849	$1,472	28%	$435	9%

Margin percentage	82%	79%	77%

Fiscal 2007 Compared to Fiscal 2006

        Cost of maintenance revenues was $1.5 million (or 18% of maintenance revenues) in fiscal 2007, representing an increase of $27,000 (or 2%) from the cost of cost of maintenance revenues of $1.4 million (or 21% of maintenance revenues) reported in fiscal 2006. The overall cost of maintenance revenues remained relatively consistent in these two years. The increase in absolute dollars of $27,000 was mainly due to an increase in commission and bonus expense in both our European and U.S operations.

        Maintenance margin percentage improved by 3% points in fiscal 2007 compared to fiscal 2006 primarily due to our providing increased maintenance and support services with approximately the same number of personnel as we used to provide such services in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

        Cost of maintenance revenues was $1.4 million (or 21% of maintenance revenues) in fiscal 2006, representing a decline of $14,000 (or 1%) from the cost of maintenance revenues of $1.5 million (or 23% of maintenance revenues) reported in fiscal 2005. The overall cost of maintenance revenues remained relatively consistent in these two years. The $14,000 decline in absolute dollars was due mainly to a headcount reduction of one employee (resulting in a reduction in salary and related expenses of $34,000 in our U.S. operations) as a result of fiscal 2005 restructuring activities, and was offset by an increase of approximately $20,000 in travel and related expenses in our European operations as a result of increased maintenance revenues in that region.

        Maintenance margin percentage improved by 2% points in fiscal 2006 compared to fiscal 2005, because of improved utilization of our maintenance resources with increased maintenance revenues during fiscal 2006.

        Cost of professional services revenues:    Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

        The following table summarizes the cost of professional services revenues (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Professional services
Revenues	$244	$1,550	$613	$(1,306)	-84%	$937	153%
Cost	112	1,021	870	(909)	-89%	151	17%

Margin	$132	$529	$(257)	$(397)	-75%	$786	306%

Margin percentage	54%	34%	-42%

Fiscal 2007 Compared to Fiscal 2006

        Cost of professional services revenues was $112,000 (or 46% of professional services revenues) in fiscal 2007, and decreased $909,000 (or 89%) from the cost of professional services revenues of $1.0 million (or 66% of professional services revenues) in fiscal 2006. This decrease was primarily due to the reallocation of headcounts in our European consulting team from professional services activities to research and development efforts as a result of the completion of major percentage-of-completion consulting projects with two European customers in fiscal 2006 that were not replicated in fiscal 2007.

        In Europe, there is a typical one-year warranty requirement for all of our products and services. Prior to our merger with Poet in March 2004, Poet Holdings, Inc. provided for a reserve for such warranties that could be in excess of its regular maintenance programs. As of October 31, 2007, we continued to maintain a warranty reserve of approximately $10,000 related to the FastObjects products in Europe. Pursuant to our consulting percentage-of-completion engagements with certain European customers, we recorded additional warranty reserves of $128,000 for fiscal 2006. These reserves were subsequently reversed during the fourth quarter of fiscal 2007 upon expiration of the one-year warranty period.

        The professional services margin percentage improved by 20% points in fiscal 2007 compared to fiscal 2006 due to better utilization of our professional personnel.

Fiscal 2006 Compared to Fiscal 2005

        Cost of professional services revenues was $1.0 million (or 66% of professional services revenues) in fiscal 2006, and increased $151,000 (or 17%) from the cost of professional services revenues of $870,000 (or 142% of professional services revenues) in fiscal 2005. This increase was primarily due to increases in salary and consultant compensation as a result of transferring personnel resources from engineering to professional services.

        The professional services margin percentage improved by 76% points in fiscal 2006 compared to fiscal 2005 due to better utilization of our professional personnel. The negative margin in professional services for fiscal 2005 was due to under-utilization of one full-time employee dedicated to professional services as a result of delays related to a major consulting project during fiscal 2005.

        Amortization of Intangible Assets:    The amortization of intangible assets in fiscal 2007 consists of the amortization of intangible assets acquired in the 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

        The following table summarizes the amortization of intangible assets (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Poet Holdings, Inc.	189	189	507	—	0%	(318)	-63%
JDO Genie (PTY), LTD.	110	110	112	—	0%	(2)	-2%
FastObjects, Inc.	16	16	52	—	0%	(36)	-69%

Total amortization of purchased intangibles	$315	$315	$671	$—	0%	$(356)	-53%

Fiscal 2007 Compared to Fiscal 2006

        Amortization of intangible assets was $315,000 (or 2% of license revenues) in fiscal 2007, which was consistent with the amount incurred in fiscal 2006. We expect to incur quarterly amortization charges of approximately $79,000 in fiscal 2008.

Fiscal 2006 Compared to Fiscal 2005

        Amortization of intangible assets was $315,000 (or 4% of license revenues) in fiscal 2006, and decreased $356,000 (or 53%) from amortization of intangible assets of $671,000 (or 8% of license revenues) in fiscal 2005. This decline was due to several write-offs of our previously amortized intangible assets for $2.6 million in fiscal 2005.

Operating Expenses

        Operating Expenses.    The following table summarizes our operating expenses (in thousands, except percentages) for fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Operating expenses
Sales and marketing	$3,392	$3,062	$5,803	$330	11%	$(2,741)	-47%
Research and development	3,410	3,147	3,925	263	8%	(778)	-20%
General and administrative	4,401	3,712	4,647	689	19%	(935)	-20%
Loss on the liquidation of a foreign subsidiary	245	—	—	245	—	—	—
Impairment of goodwill and intangibles	—	—	12,913	—	—	(12,913)	-100%
Restructuring	—	218	638	(218)	-100%	(420)	-66%

Total	$11,448	$10,139	$27,926	$1,309	13%	$(17,787)	-64%

Fiscal 2007 Compared to Fiscal 2006

        Total operating expenses were $11.4 million (or 54% of total revenues) in fiscal 2007 and increased $1.3 million (or 13%) from $10.1 million (or 61% of total revenues) reported in fiscal 2006. The increase of total operating expenses in absolute dollars in fiscal 2007 resulted primarily from an increase in our general and administrative and sales and marketing expenses and, to a lesser degree, from an increase in our research and development expenses, discussed further below. This increase also included an unfavorable foreign currency exchange fluctuation of $334,000. However total operating expenses in fiscal 2007 represented a lower percentage of total revenues than did total operating expenses in fiscal 2006.

        In June 2007 we relocated our U.S. corporate headquarters from Fremont, California to Redwood City, California. As a result of this relocation, we anticipate a reduction in our quarterly operating expenses for financial reporting purposes of approximately $125,000 in building lease and related facility expenses through the end of the current lease term now scheduled for May 2010, primarily due to the fact that we occupy less square footage in our new Redwood City facility than in our former Fremont offices.

        Sales and Marketing:    Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

        Sales and marketing expenses were $3.4 million (or 16% of total revenues) in fiscal 2007, an increase of $330,000 (or 11%), compared to $3.1 million (or 19% of total revenues) in fiscal 2006. The increase in absolute dollars for sales and marketing expense for fiscal 2007 was partly due to an approximate $477,000 increase in sales commissions and bonuses payable as a result of higher revenues for the Company in fiscal 2007 than in fiscal 2006 in both our European and U.S. operations, and an approximate $127,000 increase in marketing expenses related to advertising campaigns and trade shows in our European operations. The increase was partially offset by one headcount reduction in our U.S. operations (resulting in a reduction of salary, severance and other payroll related expenses totaling $212,000); together with an approximate $68,000 decrease in marketing programs in our U.S. operations.

        We expect sales and marketing expenses to increase moderately in fiscal 2008 from fiscal 2007 due to both recent and anticipated increases in sales personnel and in marketing programs, and that sales and marketing expense will continue to represent a considerable percentage of our total operating expenditures in the future.

        Research and Development:    Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

        Research and development expenses were $3.4 million (or 16% of revenues) for fiscal 2007, an increase of $263,000 (or 8%), compared to $3.1 million (or 19% of revenues) in fiscal 2006. The increase in absolute dollars for research and development expenses for fiscal 2007 was mainly due to an increase of seven headcounts in our European operations, resulting in an increase of approximately $1.0 million in research and development expenses from fiscal 2006, an increase of $108,000 in bonus expenses as a result of improved financial results in fiscal 2007 as compared to fiscal 2006, and an increase in building rent expense in our Indian facility for approximately $40,000 from the comparable period for fiscal 2006. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $1.0 million.

        We anticipate that we will continue to invest significant resources in research and development activities in the future to develop new products, advance the technology of our existing products and develop new business opportunities. We expect our research and development expenses to increase moderately in fiscal 2008 compared to research and development expenses levels in fiscal 2007.

        General and Administrative:    General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

        General and administrative expenses were $4.4 million (or 21% of total revenues) in fiscal 2007, an increase of $689,000 (or 19%), compared to $3.7 million (or 22% of total revenues) in fiscal 2006. The increase in absolute dollars for fiscal 2007 was primarily due to an approximate $391,000 increase in legal fees and costs associated with a pending litigation, an approximate $373,000 increase in bonuses as a result of improved financial results in fiscal 2007 as compared to fiscal 2006, an approximate $145,000 increase in stock-based compensation expense due to stock option grants and increased participation in our Employee Stock Purchase Plan, and an approximate $74,000 net increase in facility expenses as a result of costs related to the relocation of our U.S. corporate headquarters from Fremont, California to Redwood City, California. These increases were offset by one headcount reduction in our U.S. operations (resulting in a reduction of salary, severance and other payroll related expenses totaling $287,000) and an approximate $101,000 decrease in accounting and auditing fees in our U.S. operations.

        We expect our general and administrative expenses in fiscal 2008 to be comparable to those in fiscal 2007. We expect increased costs associated with the implementation of Section 404 of the Sarbanes-Oxley of 2002 to be offset by decreases in other general and administrative expenses including facility costs in fiscal 2008.

        Loss on the Liquidation of a Foreign Subsidiary:    Loss on the liquidation of a foreign subsidiary reflects the realization of accumulated foreign currency translation adjustments related to our former U.K. subsidiary, Versant Ltd., upon completion of its liquidation in fiscal 2007.

        The loss on the liquidation of a foreign subsidiary was $245,000 (or 1% of total revenues) in fiscal 2007 with no comparable amount in fiscal 2006. We elected to liquidate Versant Ltd., our subsidiary in the United Kingdom, to reduce costs and centralize our European operations. The liquidation of Versant Ltd. was completed in the fourth quarter of fiscal 2007, and in accordance with the provisions of SFAS 52, we recorded a $245,000 operating loss to reflect the realization of accumulated foreign currency translation adjustments related to Versant Ltd.

Fiscal 2006 Compared to Fiscal 2005

        Total operating expenses were $10.1 million (or 61% of total revenues) in fiscal 2006. Our total operating expenses in fiscal 2006 represented a decline of $4.9 million (or 32%) from $15.0 million of total operating expenses (after excluding $12.9 million of write-offs for impairment of goodwill and intangible assets in fiscal 2005) reported for fiscal 2005. The most significant portion of this decline in our operating expenses was a reduction in our sales and marketing expenses by approximately $2.7 million as part of our restructuring efforts, followed by a $935,000 reduction in our general and administrative expenses and a $778,000 reduction in research and development expenses, discussed further below. This decline also included unfavorable foreign currency exchange fluctuations of $68,000.

        Sales and Marketing:    Sales and marketing expenses were $3.1 million (or 19% of total revenues) in fiscal 2006, a decrease of $2.7 million (or 47%), compared to $5.8 million (or 37% of total revenues) in fiscal 2005. The decrease was primarily due to headcount reductions of six personnel in our U.S. sales operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $1.1 million) and headcount reductions of five personnel in European operations (resulting in a reduction of salary, commission, employee severance payments and other payroll related expenses totaling $489,000). Additionally, the sales activities and marketing programs were reduced in both the U.S. and European operations resulting in a further reduction of sales and marketing expenses of approximately $939,000. Headcount reductions were the result of our fiscal 2005 restructuring activities to better align our costs with the revenue levels.

        Research and Development:    Research and development expenses were $3.1 million (or 19% of revenues) for fiscal 2006, a decrease of $778,000 (or 20%), compared to $3.9 million (or 25% of revenues) in fiscal 2005. The decrease was mainly due to headcount reductions of three personnel in our U.S. operations (resulting in a reduction of salary and payroll related expenses, as well as severance payments totaling $355,000) and a decline in temporary help and outside consultant expenses (resulting in a reduction of $402,000). These reductions were primarily due to our fiscal 2005 restructuring activities.

        General and Administrative:    General and administrative expenses were $3.7 million (or 22% of total revenues) in fiscal 2006, a decrease of $935,000 (or 20%), compared to $4.6 million (or 30% of total revenues) in fiscal 2005. The decrease was mainly due to headcount reductions of three personnel in U.S. operations (resulting in a reduction of salary and payroll related expenses totaling $99,000) and a reduction in temporary help and outside consultant expenses (resulting in a reduction of $97,000) as the result our fiscal 2005 restructuring activities. Legal expenses declined by $677,000 and were primarily a result of an insurance reimbursement for certain legal costs of $241,000, a reduction of $185,000 in legal expenses related to a legal settlement, and a reduction of $251,000 in overall legal costs due to less complex regulatory issues during fiscal 2006. Additionally, accounting and SEC filing related expenses declined by $297,000 due to more streamlined operations and procedures. These declines were offset by an increase of approximately $279,000 in salary and traveling expenses in our European operations attributable to our CEO as a result of reorganization in management.

Outside Shareholders' Income from Variable Interest Entity or "VIE"

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Outside shareholders' income from VIE	$—	$138	$320	$(138)	-100%	$(182)	-57%

        During the three months ended July 31, 2005, as part of our restructuring plan, we spun-off the assets of our VOA.Net product to Vanatec, and we committed to a capital contribution to Vanatec of an additional 212,500 euros (or $260,000), which we contributed in full on November 3, 2005. We determined that equity at risk in Vanatec was not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

        Vanatec's results of operations were included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and through March 27, 2006. During the three months ended January 31, 2006, we absorbed our share of Vanatec's losses up to the point that it exceeded variable interest liability; and subsequent to that we absorbed 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006. In addition, we continued to absorb 100% of Vanatec's losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006, until we determined that we were no longer required to consolidate Vanatec's operating results, as described below.

        On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty at a rate of six percent of its net proceeds, but no less than 30 euros per copy, from licenses it grants of the co-owned technology for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 150,000 euros. As a result of Versant's sale of its interest in Vanatec and this agreement, Versant determined that it was no longer the primary beneficiary of Vanatec as defined by FIN 46 (R), and thus, was no longer required to consolidate Vanatec's operating results after March 27, 2006.

Interest and Other Income, Net

        Interest and other income, net consists of interest income earned from our cash and cash equivalents net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

        The following table summarizes our other income, net (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Interest and other income, net
Interest income	$531	$154	$63	$377	245%	$91	144%
Interest expense	(5)	(6)	(26)	1	-17%	20	-77%
Foreign exchange gain (loss)	(90)	6	132	(96)	-1600%	(126)	-95%
Other income	96	54	28	42	78%	26	93%

Total	$532	$208	$197	$324	156%	$11	6%

Fiscal 2007 Compared to Fiscal 2006

        Interest and other income, net was $532,000 (or 3% of revenues) in fiscal 2007 compared to $208,000 (or 1% of revenues) in fiscal 2006. The increase in absolute dollars of $324,000 (or 156%) was largely due to an increase of $377,000 in interest income from both our European and U.S. operations as a result of higher cash balances as well as higher interest rates, and an increase of $42,000 in other income primarily associated with the sale of excess furniture and equipment related to the relocation of our U.S. headquarters, and was partially offset by $96,000 in unfavorable foreign exchange rate fluctuations.

Fiscal 2006 Compared to Fiscal 2005

        Interest and other income, net was $208,000 (or 1% of revenues) in fiscal 2006 compared to $197,000 (or 1% of revenues) in fiscal 2005. The increase in absolute dollars of $11,000 was largely due to an increase in interest income of $91,000 from our European operations due to higher cash balances and higher interest rates, which was offset by approximately $126,000 in unfavorable foreign exchange rate fluctuations.

Gain on Disposal of VIE

        As discussed above, we are no longer required to consolidate the operating results of Vanatec as of March 28, 2006; therefore, we recorded a gain of $131,000 related to the deconsolidation of Vanatec in our consolidated statement of operations during the three months ended April 30, 2006. This amount is comprised of the reversal of the excess losses that we had absorbed previously for $105,000, the consideration that we received from a third party investor in lieu of our interest at Vanatec of $6,000, the transfer of property and equipment for $17,000, other comprehensive income for $6,000, and offset by foreign currency losses of $3,000. Consequently, the results of Vanatec are not included in the Company's consolidated financial statements as of and for the fiscal year ended October 31, 2007.

Provision for Income Taxes

        Provision for income taxes primarily consists of corporate income taxes for our subsidiaries in Germany and India and, to a lesser extent, foreign withholding taxes and state income and franchise taxes in the U.S.

        The following table summarizes our provision for income taxes (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Provision for income taxes
Foreign withholding taxes	$51	$7	$24	$44	629%	$(17)	-71%
Provision for income taxes Europe	751	336	—	415	124%	336	100%
Provision for income taxes India	15	15	—	—	—	15	100%
Federal, state and franchise taxes	50	32	13	18	56%	19	146%

Total	$867	$390	$37	$477	122%	$353	954%

        Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. The provision for income taxes in Germany of approximately $751,000 and $336,000 for fiscal 2007 and fiscal 2006, respectively, were attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes.

        We incurred foreign withholding taxes and state income and franchise taxes of approximately $101,000, $39,000, and $37,000 in fiscal 2007, 2006 and 2005, respectively, which we have included in our income tax provision.

        At October 31, 2007, we had federal and state net operating loss carry forwards of approximately $80.0 million and $15.9 million, respectively, and federal and state tax credit carry forwards of approximately $2.3 million and $1.3 million, respectively. The federal tax credit carry forwards expire on various dates through 2025, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2007, we had German net operating tax loss carry forwards of approximately $41.0 million. The German net operating tax loss carry forwards can be carried forward indefinitely. Due to our history of operating losses, we believe that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $45.5 million has been recorded against our net deferred tax assets as of October 31, 2007. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

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

Income from Discontinued Operations, Net of Income Taxes

        In February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments during a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of the WebSphere consulting practice for fiscal 2007, fiscal 2006, and fiscal 2005 as income from discontinued operations, net of income taxes. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice.

        The following table summarizes our income from discontinued operations, net of income taxes (in thousands, except percentages) in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,			Fiscal 2007 vs 2006 Increase (Decrease)		Fiscal 2006 vs 2005 Increase (Decrease)
	2007	2006	2005	In Dollars	Percentage	In Dollars	Percentage
Income from discontinued operations, net of income taxes	$304	$231	$417	$73	32%	$(186)	-45%

Fiscal 2007 Compared to Fiscal 2006

        Income from discontinued operations, net of income taxes was $304,000 in fiscal 2007 compared to $231,000 in fiscal 2006. Income from discontinued operations in fiscal 2007 and fiscal 2006 represented primarily royalty payments from WebSphere during these two years.

Fiscal 2006 Compared to Fiscal 2005

        Income from discontinued operations, net of income taxes was $231,000 in fiscal 2006 compared to $417,000 in fiscal 2005. The $231,000 income from discontinued operations in fiscal 2006 represented primarily royalty payments from WebSphere for fiscal 2006. The $417,000 income from discontinued operations in fiscal 2005 primarily represented net income from the WebSphere consulting practice for fiscal 2005.

Liquidity and Capital Resources

Cash and Cash Equivalents

        In fiscal 2007, we financed our operations and met our capital expenditure requirements primarily through cash flows from operations.

        As of October 31, 2007, $12.0 million of our $19.0 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $10.2 million was held in foreign currencies.

        The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of October 31, 2007
	Local Currency	U.S. Dollar
Cash in foreign currency:
Euro	€6,924	$9,978
British Pound	£48	99
India Rupee	Rs.4,445	113

Total		$10,190

        We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2007 were comprised of $1.1 million of favorable foreign currency fluctuations on our revenues, $314,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $334,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $456,000 in our statement of operations for fiscal 2007. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2008.

        Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and Pound Sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pounds sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, we have maintained approximately 47% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

        We believe that with our current cost structure and based on our current estimates of revenues and collections in fiscal 2008, we can reasonably expect to operate at a positive cash flow level in fiscal 2008.

Cash Flow provided by Operating Activities

        This table aggregates certain line items from our cash flow statements for the following fiscal years to present the key items affecting our operating activities (in thousands):

	Fiscal Year ended October 31,
	2007	2006	2005
Net cash provided by operating activities:
Net income (loss)	$7,633	$4,301	$(14,554)
Gain from the disposal of assets	—	(599)	—
Loss on the liquidation of a foreign subsidiary	245	—	—
Net income from discontinued operations	(304)	(231)	(417)
Non-cash adjustments	1,052	674	13,734
Accounts receivable	689	(260)	2,690
Other assets	266	194	726
Accounts payable, accrued liabilities and other liabilities	195	(1,342)	(1,988)
Deferred revenues	324	673	(40)
Deferred rents	(62)	(137)	(83)

Total	$10,038	$3,273	$68

        The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

Fiscal 2007

        We generated $10.0 million of cash flows from operations in fiscal 2007. This was primarily derived from $7.6 million in net income and a $955,000 reduction in accounts receivables and other assets,

        Non-cash adjustments were $1.1 million, as reflected in our cash flow statement in fiscal 2007, which were primarily depreciation and amortization expense of $637,000 and stock-based compensation expense of $416,000. Non-cash adjustments may increase or decrease in the future and, as a result, this might positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

        The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

        We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 38 days, 56 days and 45 days for the three months ended October 31, 2007, October 31, 2006 and October 31, 2005, respectively.

        Our working capital was $15.3 million as of October 31, 2007 compared to $6.2 million as of October 31, 2006.

        We relocated our U.S. corporate headquarters from Fremont, California to Redwood City, California in June 2007. As a result of this relocation, we anticipate a reduction in our quarterly cash outflows of approximately $250,000 related to reduced building lease and related facility expenses through the end of the current lease term now scheduled for May 2010, primarily due to the fact that we occupy less square footage in our new Redwood City facility than we did in our former Fremont offices. The difference in the estimated increased quarterly cash outflow savings of $250,000, as compared to the estimated reduction in our quarterly operating expenses for financial reporting purposes of $125,000, is primarily the result of restructuring charges recorded in our financial statements for prior periods.

Fiscal 2006

        We generated $3.3 million of cash flows from operations in fiscal 2006. This was primarily derived from $4.3 million in net income and was partially offset by $806,000 cash used, as a result of reduction in accounts payables, accrued liabilities and other liabilities.

        Non-cash adjustments were $674,000, as reflected in our cash flow statement in fiscal 2006, which were primarily depreciation and amortization expense of $518,000 and stock-based compensation expense of $236,000.

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

Fiscal 2007

        In fiscal 2007, net cash used in investing activities was approximately $677,000, comprised of the following:

  •
  Cash used for purchases of property and equipment of approximately $735,000, including costs related to the replacement of outdated server equipment and other computer related equipment in Germany, U.S. and India, and to a lesser extent, capital expenditures related to the relocation of our U.S. corporate headquarters to Redwood City California, and

  •
  Approximately $58,000 cash inflows from the sale of excess furniture and equipment in the U.S.

        We anticipate an overall decrease in spending related to property and equipment in fiscal 2008 compared to fiscal 2007.

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

Cash Flow provided by Financing Activities

        Our main source of cash from financing activities was proceeds from sale of common stock under our employee stock option and stock purchase plans and, in the periods that we had a receivable line of credit in place, periodic draw-downs on the credit line that were typically repaid within a month.

Fiscal 2007

        In fiscal 2007, $484,000 of cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $499,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans, and

  •
  Principal payments of $15,000 under capital lease obligations.

        Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of October 31, 2007 we had approximately 262,000 shares available to issue under our current equity incentive and director plans. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

        Our $3.0 million credit facility with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2008.

Fiscal 2006

        In fiscal 2006, $140,000 cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $192,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans,

  •
  Cash payments of $39,000 for the repayment of the borrowing under our line of credit, and

  •
  Principal payments of $13,000 under capital lease obligations.

Fiscal 2005

        In fiscal 2005, $380,000 cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $334,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans, and

  •
  Cash inflows of $50,000 due to proceeds from the borrowing through a line of credit during the fourth quarter of fiscal 2005.

Commitments and Contingencies

        Our principal commitments as of October 31, 2007 consist of obligations under operating leases for facilities and equipment commitments.

        On March 23, 2007, we entered into an office building lease with CA-Shorebreeze Limited Partnership pursuant to which we are leasing approximately 6,800 square feet in an office facility located in Redwood City, California. The lease has a term of thirty-six months, which commenced in June 2007. The Redwood City, California office under the lease serves as our new U.S. headquarters, replacing our former facility in Fremont, California, whose lease expired on June 30, 2007. Monthly rent under the lease for our Redwood City office will initially be approximately $19,000 and is subject to 4% annual increases thereafter. The total rent payable over the full thirty-six month lease term (net of two months rent abatement) will be approximately $671,000. We have an option to extend the term of the lease for one additional one-year period at a rent equal to the then fair market lease rate. Pursuant to the lease, the landlord has agreed to provide a tenant improvement allowance of approximately $101,000. Any tenant improvement costs exceeding this allowance are borne by us. Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis. We also lease field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expense in fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005, was approximately $735,000, $877,000, and $1.0 million, respectively.

        Our annual minimum commitments as of October 31, 2007 under non-cancelable operating leases are listed as follows (in thousands):

	Rental Lease	Equipment Leases	Total
Fiscal year ending October 31,
2008	$546	$23	$569
2009	436	15	451
2010	180	3	183
Thereafter	—	—	—

Total	$1,162	$41	$1,203

        We believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses products or to purchase or license technologies, and we expect that, in the event of such an acquisition or investment that is significant and requires that we pay cash consideration, it will be necessary for us to seek additional debt or equity financing.

        Our $3.0 million credit facility with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2008.

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

        Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party's intellectual property rights. To date, we have not incurred any material costs as a result of any indemnification. However, as a result of current litigation in which Rockwell Automation, one of our customers, is seeking indemnification from us for alleged infringement of intellectual property rights asserted against it by Systems America, Inc., we have recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with FASB Statement No. 5. To date, we have incurred significant legal costs as a result of this litigation. We are continuing to contest the allegations of infringement of intellectual property rights asserted in this litigation.

Recent Accounting Pronouncements

        For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Consolidated Financial Statements under item 8 of this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Foreign currency hedging instruments.    We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2007 were comprised of $1.1 million of favorable foreign currency fluctuations on our revenues, $314,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $334,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $456,000 in our statement of operations for fiscal 2007. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2008.

        Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and, to a lesser degree, pounds sterling as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pounds sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, since most of our cash resides outside the United States, we have maintained approximately 47% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

        We do not own any derivative financial instruments.

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

        We have audited the accompanying consolidated balance sheets of Versant Corporation and subsidiaries (the "Company") as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versant Corporation and subsidiaries as of October 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP January 28, 2008 San Francisco, California

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,086	$8,231
Trade accounts receivable, net of allowance for doubtful accounts of $68 and $62 at October 31, 2007 and October 31, 2006, respectively	2,330	2,885
Other current assets	506	782

Total current assets	21,922	11,898
Property and equipment, net	835	385
Goodwill	6,720	6,720
Intangible assets, net	881	1,196
Other assets	108	62

Total assets	$30,466	$20,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$157	$154
Accrued liabilities	2,756	2,363
Deferred revenues	3,707	3,083
Deferred rent	7	99

Total current liabilities	6,627	5,699
Deferred revenues	641	742
Deferred rent	29	—
Long-term capital lease obligations	4	28

Total liabilities	7,301	6,469

Stockholders' equity:
Common stock, no par value, 7,500,000 shares authorized, 3,671,924 and 3,596,968 shares issued and outstanding as of October 31, 2007 and 2006, respectively	96,004	95,089
Accumulated other comprehensive income, net	1,346	521
Accumulated deficit	(74,185)	(81,818)

Total stockholders' equity	23,165	13,792

Total liabilities and stockholders' equity	$30,466	$20,261

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Fiscal Year Ended October 31,
	2007	2006	2005
Revenues:
License	$12,681	$8,469	$8,828
Maintenance	8,225	6,726	6,305
Professional services	244	1,550	613

Total revenues	21,150	16,745	15,746

Cost of revenues:
License	142	313	274
Amortization of intangible assets	315	315	671
Maintenance	1,469	1,442	1,456
Professional services	112	1,021	870

Total cost of revenues	2,038	3,091	3,271

Gross profit	19,112	13,654	12,475

Operating expenses:
Sales and marketing	3,392	3,062	5,803
Research and development	3,410	3,147	3,925
General and administrative	4,401	3,712	4,647
Loss on the liquidation of a foreign subsidiary	245	—	—
Impairment of goodwill	—	—	10,300
Impairment of intangibles	—	—	2,613
Restructuring	—	218	638

Total operating expenses	11,448	10,139	27,926

Income (loss) from operations	7,664	3,515	(15,451)
Outside shareholders' income from VIE	—	138	320
Interest and other income, net	532	208	197
Gain on disposal of Variable Interest Entity	—	131	—

Income (loss) from continuing operations before taxes	8,196	3,992	(14,934)
Provision for income taxes	867	390	37

Net income (loss) from continuing operations	7,329	3,602	(14,971)
Net income from discontinued operations, net of income taxes	304	231	417
Gain from sale of discontinued operations, net of income taxes	—	468	—

Net income (loss)	$7,633	$4,301	$(14,554)

Basic income (loss) per share:
Net income (loss) from continuing operations	$2.01	$1.01	$(4.23)
Earnings from discontinued operations, net of income tax	$0.08	$0.19	$0.12

Net income (loss) per share, basic	$2.09	$1.20	$(4.11)
Diluted income (loss) per share:
Net income (loss) from continuing operations	$1.98	$1.01	$(4.23)
Earnings from discontinued operations, net of income tax	$0.08	$0.19	$0.12

Net income (loss) per share, diluted	$2.06	$1.20	$(4.11)
Shares used in per share calculation:
Basic	3,649	3,577	3,539
Diluted	3,708	3,584	3,539
Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$65	$39	$27
Sales and marketing	$90	$41	$12
Research and development	$39	$79	$44
General and administrative	$222	$77	$13

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands, except for share amount)

	Common
					Accumulated Other Comprehensive Income
			Deferred Compensation	Accumulated Deficit		Total Shareholders' Equity	Total Comprehensive Income (loss)
	Shares	Amount
Balance at October 31, 2004	3,469,742	$94,021	$(146)	$(71,565)	$569	$22,879
ESPP	15,985	73	—	—	—	73
Exercise of stock options	52,137	267	—	—	—	267
Reverse split adjustments	(42)	—	—	—	—	—
Issuance of common stock in connection with purchase of JDO assets	23,015	400	—	—	—	400
Amortization of unearned stock based compensation	—	—	96	—	—	96
Cancellation of unvested Poet stock options	—	(6)	6	—	—	—
Net loss	—	—	—	(14,554)	—	(14,554)	(14,554)
Foreign currency translation adjustments	—	—	—	—	(173)	(173)	(173)

Total comprehensive loss							$(14,727)

Balance at October 31, 2005	3,560,837	$94,755	$(44)	$(86,119)	$396	$8,988
ESPP	19,630	64	—	—	—	64
Exercise of stock options	25,499	128	—	—	—	128
Forfeiture of common stock—Mokume Cancellation	(8,998)	(50)	—	—	—	(50)
Non-cash stock based compensation expense	—	192	—	—	—	192
Adjustment from deferred compensation to APIC	—	—	44	—	—	44
Net income	—	—	—	4,301	—	4,301	4,301
Foreign currency translation adjustments	—	—	—	—	125	125	125

Total comprehensive income							$4,426

Balance at October 31, 2006	3,596,968	$95,089	$—	$(81,818)	$521	$13,792
ESPP	29,468	183	—	—	—	183
Exercise of stock options	45,488	316	—	—	—	316
Non-cash stock based compensation expense	—	416	—	—	—	416
Net income	—	—	—	7,633	—	7,633	7,633
Foreign currency translation adjustments	—	—	—	—	825	825	825

Total comprehensive income							$8,458

Balance at October 31, 2007	3,671,924	$96,004	$—	$(74,185)	$1,346	$23,165

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended October 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$7,633	$4,301	$(14,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations, net of income taxes	—	(468)	—
Gain on disposal of Variable Interest Entity	—	(131)	—
Net income from discontinued operations, net of income taxes	(304)	(231)	(417)
Loss on the liquidation of a foreign subsidiary	245
Depreciation and amortization	322	203	305
Amortization of intangible assets	315	315	671
Stock-based compensation	416	236	96
Write off of property and equipment	—	25	—
Impairment of goodwill and intangibles	—	—	12,913
Non-cash operating expenses related to cancellation of common stock	—	(50)	—
Recovery of bad debt allowance	(1)	(55)	(251)
Changes in assets and liabilities:
Restricted cash	—	—	320
Accounts receivable	689	(260)	2,690
Other assets	266	194	406
Accounts payable	(1)	(557)	(65)
Accrued liabilities and other liabilities	196	(785)	(1,923)
Deferred revenues	324	673	(40)
Deferred rent	(62)	(137)	(83)

Net cash provided by operating activities	10,038	3,273	68

Cash flows from investing activities:
Proceeds from sale of Websphere	—	500	—
Proceeds from sale of Vanatec	—	6	—
Investment in Vanatec	—	—	(59)
Proceeds from sale of property and equipment	58	23	32
Purchases of property and equipment	(735)	(144)	(20)

Net cash provided by (used in) investing activities	(677)	385	(47)

Cash flows from financing activities:
Proceeds from sale of common stock, net	499	192	334
Principal payments under capital lease obligations	(15)	(13)	(6)
Proceeds (net payments) under short-term note and bank loan	—	(39)	50

Net cash provided by financing activities	484	140	378

Effect of foreign exchange rate changes on cash and cash equivalents	706	244	(171)

Net increase in cash and cash equivalents from operating, investing and financing activities	10,551	4,042	228
Net increase in cash and cash equivalents from discontinued operation	304	231	417
Cash and cash equivalents at beginning of period	8,231	3,958	3,313

Cash and cash equivalents at end of period	$19,086	$8,231	$3,958

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$5	$6	$26
Foreign, federal, foreign withholding and state income taxes	$150	$54	$37
Supplemental schedule of noncash investing and financing activities:
Common stock issued in conjunction with purchase of JDO Genie (PTY) Ltd.	$—	$—	$400
Mokume common stock cancellation	$—	$(50)	$—
Non cash stock compensation expense	$416	$236	$96

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

        Versant Corporation (with its subsidiaries, collectively referred to in this report as "Versant" or "the Company") was incorporated in California in August 1988. Versant is a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing. The Company designs, develops, markets and supports object-oriented database management system products to solve complex data management and data integration problems of enterprises. Versant also provides related product support, training and consulting services to assist users in development and deployment of software applications based on its products. The Company operates its business within a single operating segment referred to as Data Management. Versant's principal executive offices are located in Redwood City, California. Versant has international operations in Germany and India and markets its software products and related maintenance services directly through telesales and field sales organizations in North America and Germany and indirectly through distributors and resellers worldwide.

        Versant is subject to the risks commonly associated with similar sized companies in the software industry. These risks include, but are not limited to the following: dependence on a key product, fluctuations of operating results, seasonality, lengthy sales cycles for its products, product concentration, dependence on continued customer acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations and the Company's ability to adequately finance its ongoing operations.

        The Company generated net income of $7.6 million and $4.3 million in fiscal 2007 and fiscal 2006, respectively, and a net loss of $14.6 million in fiscal 2005. Management anticipates funding future operations from its current cash resources and its future cash flows from operations. However, if the Company's financial results fall short of projections, additional debt or equity may be required to finance operations, and the Company may need to implement further cost reductions. No assurances can be given that these efforts will be successful, if required.

        In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access.NET ("VOA.NET") business to Vanatec GmbH (a then newly formed privately held company based in Germany). In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 (R) ("FIN 46(R)"), Vanatec's operating results were included in Versant's consolidated financial statements from July 2005 through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec (see Note 7 for a more detailed description of the Vanatec transaction). As a result of this sale of its interest in Vanatec, as of March 28, 2006, Versant is no longer required to consolidate the operating results of Vanatec, and as such, the Company's consolidated financial statements for fiscal 2007 do not include the accounts of Vanatec.

        In February 2006, Versant completed the sale of the assets associated with its WebSphere® consulting practice to Sima Solutions, a newly formed privately held corporation based in the United States. Versant's WebSphere consulting practice provided consulting and training services to end-users of IBM's WebSphere® application server software. As a result of this transaction, Versant has ceased providing WebSphere consulting services (see Note 4 for a more detailed description of the WebSphere transaction). Consequently, the Company's consolidated financial statements included in this report do

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION (Continued)

not include financial results of the WebSphere consulting practice as part of continuing operations. Instead, as required by generally accepted accounting principles, the Company's financial statements report former WebSphere activities as "net income (loss) from discontinued operations, net of income taxes".

        In October 2007, Versant completed the liquidation of Versant Ltd., its subsidiary in the United Kingdom (See Note 6 for a more detailed description of the Versant Ltd. transaction). Upon the completion of this liquidation, in accordance with the provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 52 Foreign Currency Translation, ("SFAS 52") Versant recorded a $245,000 operating loss to reflect the realization of foreign currency translation adjustments related to the liquidated subsidiary.

        As of October 31, 2007, Versant had a total of 80 full time employees.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) and, from July 2005 through March 27, 2006, the variable interest entity (VIE) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (GAAP) (see Note 7 for details). Intercompany accounts and transactions among consolidated companies have been eliminated in consolidation.

        The financial position and operating results of foreign operations are consolidated using the local currency as their functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholders' equity as a component of accumulated other comprehensive income.

Use of Estimates

        The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company's cash and other cash equivalents at October 31, 2007 and October 31, 2006 consisted of deposits in banks and money market funds. As of October 31, 2007 and 2006 cash balances held in foreign financial institutions were $12.0 million and $7.0 million, respectively.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

        The Company's financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions and invests in highly rated short-term securities. The Company maintains an allowance for doubtful accounts as an estimate of the inability of its customers to make required payments. The allowance was $68,000 and $62,000 at October 31, 2007 and October 31, 2006, respectively. The amount of the Company's allowance is based on historical experience and an analysis of its accounts receivable balances. Credit losses to date have been within management's expectations. However, actual results could differ from such estimates.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation, computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to five years. Depreciation commences upon placing the asset in service. Each capital lease is recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets are amortized on a straight-line basis over the estimated useful life of the asset or the lease term. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. The Company reviews its property and equipment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        The following table summarizes the breakdown of the Company's property and equipment as of October 31, 2007 and October 31, 2006 (in thousands):

	As of October 31,
	2007	2006
Computer equipment	$1,380	$4,723
Furniture and fixtures	551	1,825
Software	585	1,479
Leasehold improvements	61	155
Capital lease and other assets	35	87

	2,612	8,269
Less: accumulated depreciation and amortization	(1,777)	(7,884)

	$835	$385

        Total depreciation expense for fiscal 2007, fiscal 2006 and fiscal 2005 was $322,000, $203,000, and $305,000, respectively.

Impairment of Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 provides guidance on how to account for goodwill and

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

certain intangible assets after an acquisition is completed. As required by SFAS 142, Versant ceased amortizing its goodwill effective November 1, 2002. Prior to November 1, 2002, the Company amortized goodwill over five years using the straight-line method.

        Goodwill is subject to an annual impairment test. Versant uses the market approach to assess the fair value of its goodwill and intangible assets, which is then compared to the carrying value of those assets to test for impairment. The total fair value of Versant's assets is estimated by summing the fair value of Versant's equity (as indicated by Versant publicly traded share price and shares outstanding plus a control premium), debt and current liabilities. Under this approach, if the estimated fair value of Versant's assets is greater than the carrying value of these assets, then there is no apparent goodwill impairment. If the estimated fair value of Versant assets is less than the carrying value of these assets, then Versant allocates the reporting unit's estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than that reporting unit's goodwill carrying amount and would be recorded in earnings during the period of such impairment.

        Due to a decline in the trading price of Versant's common stock and revised revenue projections in fiscal 2005, most notably for the FastObjects product line, the Company prepared an updated valuation with regard to its goodwill as of July 31, 2005. The affected goodwill was acquired by Versant as a result of its merger with Poet in March 2004, its acquisition of technology assets from JDO Genie (PTY) Limited in June 2004, and its acquisition of FastObjects, Inc. in July 2004. Consequently, for the quarter ended July 31, 2005, the Company recorded an impairment charge of $10.3 million related to the write down of its goodwill.

        Versant also performed its annual evaluations of the Company's goodwill based on the requirements of SFAS 142 in October 2006 and October 2007. As a result of these impairment tests and valuation analysis, Versant determined that no further impairment charges against the Company's goodwill were required in fiscal 2006 and fiscal 2007.

        For the purpose of testing for goodwill impairment in its single Data Management operating segment, Versant has aggregated the goodwill for the following acquisitions:

  •
  Versant Europe, acquired in 1997;

  •
  Poet, acquired on March 18, 2004;

  •
  Technology of JDO Genie, acquired on June 30, 2004; and

  •
  FastObjects, Inc., acquired on July 6, 2004.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The goodwill balances as of October 31, 2007 and October 31, 2006, are as follows (in thousands):

	As of October 31, 2007			As of October 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Versant Europe and India	$3,277	$3,036	$241	$3,277	$3,036	$241
Poet Holdings, Inc.	5,752	—	5,752	5,752	—	5,752
FastObjects, Inc.	677	—	677	677	—	677
JDO Genie (PTY), LTD.	50	—	50	50	—	50

Total	$9,756	$3,036	$6,720	$9,756	$3,036	$6,720

        Versant evaluates its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability test compares the carrying amount of the asset or asset group to the expected undiscounted net cash flows to be generated by these assets. If the carrying amount of the asset or asset group is less than the expected undiscounted net cash flows to be generated by these assets, an impairment loss is recorded in earnings during the period of such impairment and is calculated as the excess of the carrying amount of the asset or asset group over its estimated fair value.

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

        In fiscal 2006 and fiscal 2007, as there were no triggering events which might indicate impairment of Versant's intangible assets, the Company did not perform impairment tests and valuation analysis of its intangible assets. Based on the requirements of SFAS 144, Versant determined that the value of the Company's intangible assets had been fairly recorded in its financial statements, and therefore, no further impairment charges against the Company's intangible assets related to the Company's Poet and FastObjects acquisitions were recorded in fiscal 2006 and fiscal 2007.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's intangible assets' balances as of October 31, 2007 and October 31, 2006 are as follows (in thousands):

	As of October 31, 2007			As of October 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$1,265	$654	$1,919	$1,076	$843
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	367	183	550	257	293
FastObjects, Inc. (Amortized over 6 yrs)	148	104	44	148	88	60

Total	$2,617	$1,736	$881	$2,617	$1,421	$1,196

        The projected amortization of intangible assets is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2008	315
2009	279
2010	200
Thereafter	87

Total	$881

Revenue Recognition

        Versant recognizes revenues in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support, ("PCS")), and agreements for consulting and training activities.

        Versant uses the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, Versant defers revenues based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered elements, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, the Company defers all revenues from that transaction until sufficient evidence exists or until all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the VSOE

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the value of such undelivered elements. Versant typically does not offer discounts on future undeveloped products.

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

        If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or satisfaction of the contingency, as applicable. The Company's license fees are non-cancelable and non-refundable. Also, the Company's customer agreements for prepaid deployment licenses do not make payment of the Company's license fees contingent upon the actual deployment of its software. Therefore, a customer's delay or acceleration in its deployment schedule does not impact the Company's revenue recognition. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term of the PCS, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to the Company for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

        Versant categorizes its customers into two broad groups, End-Users and Value Added Resellers (VARs). End User customers are companies who use the Company's products internally and do not redistribute the product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute the Company's products to their external third party customers, either separately or as part of an integrated product. Versant licenses its data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

authorize a customer to develop and test an application program that uses the Company's software product. Before an End-User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using the Company's database management system. For certain applications, the Company offers deployment licenses priced on a per user basis. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment of a nonrefundable amount for future deployment.

        VARs and distributors purchase development licenses from the Company on a per seat basis on terms similar to those of development licenses sold directly to End-Users. VARs are authorized to sublicense deployment copies of the Company's data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of Versant's software and are charged a royalty that is based either on the number of copies of Versant's application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to the Company for sales made by the VAR during a given period.

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

        In rare cases that a customer requests engineering work for porting the Company's products to an unsupported platform or customization of its software for specific functionality, or any other non-routine technical work, Versant recognizes revenues in accordance with SOP 81-1 and uses either time and material percentage of completion or completed contract methods for recognizing revenues. The Company uses the percentage of completion method if the Company can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. Versant periodically reviews these estimates in connection with work performed and rates actually charged and recognizes any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

  •
  An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

  •
  The customers are able to satisfy their obligations under the contract.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Versant is able to satisfy its obligations under the contract.

        The completed contract method is used when reasonable or dependable estimates cannot be made. As a result, in such situations, the Company defers all revenues until such time that the work is fully completed.

Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. Dollar at the current exchange rates in effect during each period. Revenues and expenses are translated using rates that approximate the average of those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption as other comprehensive income.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) consists entirely of cumulative translation adjustments resulting from the Company's application of its foreign currency translation policy and unrealized gains (losses) on marketable securities.

        The following table summarizes the breakdown of other comprehensive income (loss) for the years ended October 31, 2007, October 31, 2006 and October 31, 2005 (in thousands):

	Fiscal year ended October 31,
	2007	2006	2005
Net income (loss), as reported	$7,633	$4,301	$(14,554)
Foreign currency translation adjustment	825	125	(173)

Other comprehensive income (loss)	$8,458	$4,426	$(14,727)

Warranties and Indemnification Obligations

        The Company recognizes warranty and indemnification obligations under SFAS No. 5 (As Amended), Accounting for Contingencies ("SFAS 5"), FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Concepts Statement.("SFAC") No. 7 (As Amended), Using Cash Flow Information and Present Value in Accounting Measurements. These pronouncements require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

        The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. To date, the Company has not incurred any material costs as a result of any indemnification.

        The Company's software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation. The

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, Versant has not incurred any material costs associated with these warranties, and as such the Company has not provided for any reserves for any such warranty liabilities in its U.S. operating results.

        In Europe, there is typically a one-year warranty period for all of the Company's products and services. In fiscal 2006, pursuant to the consulting engagements with certain European customers, Versant recorded a $128,000 warranty reserve based on historical experience and expected need at that time in its consolidated financial statements. These warranty reserves were subsequently reversed during the fourth quarter of fiscal 2007 upon expiration of the one-year warranty period. As a result, Versant has a $10,000 warranty reserve balance as of October 31, 2007 in its consolidated financial statements compared to a total warranty reserve balance of $136,000 as of October 31, 2006.

        The Company is currently a party to litigation in which Rockwell Automation, one of Versant's customers, is seeking indemnification from the Company for alleged infringement of intellectual property rights asserted against it by Systems America, Inc. Versant recorded an immaterial loss contingency reserve in the first quarter of fiscal 2007 in accordance with SFAS 5. The Company is contesting the allegations of infringement of intellectual property rights asserted in this litigation. See Note 9 for more detailed description of this legal proceeding.

Deferred Revenue

        Deferred revenue represents amounts received from customers under certain maintenance, software and service contracts for which the revenue earning process has not been completed and revenue has not been recognized. Deferred revenues are recognized as revenue ratably over the life of the contract or when the service is rendered and the Company has satisfied all the revenue recognition criteria.

	As of October 31,
	2007	2006
Maintenance	$4,305	$3,769
Training and consulting	43	56

Total	$4,348	$3,825

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Liabilities

        The breakdown of short-term accrued liabilities for the fiscal years ended October 31, 2007 and October 31, 2006 were as follows:

	As of October 31,
	2007	2006
Payroll and related	$1,334	$898
Customer deposits	—	131
Taxes payable	1,031	357
Restructuring accrual	—	448
Other	391	529

Total	$2,756	$2,363

Software Development Costs

        Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The time period between achieving technological feasibility, which Versant has defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has generally been short, and therefore to date, software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended October 31, 2007, October 31, 2006 and October 31, 2005 since the timing of achieving technological feasibility and general availability has not been materially different.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes based on SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. The Company has recorded a valuation allowance for substantially all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to conclude that it is more likely than not those net deferred tax assets will be realized.

Stock-Based Compensation

        On November 1, 2006, Versant adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), using the modified-prospective transition method. (See Note 3 for details).

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Prior to fiscal 2006, Versant accounted for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") as interpreted by FIN 44, Accounting for Certain Transactions Involving Stock Compensation and complied with the disclosure provisions of SFAS No.123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. Stock compensation was amortized over the vesting period of the individual awards in a manner consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plus. In addition, the Company accounted for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

        Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company was required to disclose the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share as if the company had elected to use the fair value approach to account for its entire employee stock-based compensation plans. The following table illustrates the pro forma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions in accordance with SFAS 123 to account for its stock-based compensation expenses related to its employee plans in fiscal 2005 (in thousands, except per share data):

Fiscal year ended October 31, 2005
Net loss, as reported	$(14,554)
Stock based compensation under APB 25	96
Compensation expense under SFAS 123 related to:
Stock option plans	(425)
Employee stock purchase plan	(46)

Pro forma net loss	$(14,929)

Basic and diluted net loss per share:
As reported	$(4.11)
Pro forma	$(4.22)

Segment and Geographic Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by non-aggregated

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

        The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

        The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Fiscal year ended October 31,
	2007	2006	2005
Revenues by region:
North America	$9,679	$6,175	$5,306
Europe	10,672	10,138	10,087
Asia	799	432	353

Total	$21,150	$16,745	$15,746

	Fiscal year ended October 31,
	2007	2006
Total long-lived assets by region:
North America	$282	$161
Europe	460	173
Asia	201	113

Total	$943	$447

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48, which clarifies SFAS 109, establishes the criteria that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company's financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

        FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by Versant in the first quarter of fiscal 2008 ending January 31, 2008. The Company is continuing to evaluate the impact of adopting FIN 48 and currently does not expect it to have any material impact on the Company's results of operation or financial position.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). This statement clarifies the definition of fair value; the method used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant in the fiscal year ending October 31, 2009 and the Company expects that SFAS 157 will not have a material impact on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity's first fiscal year end that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant in the fiscal year ending October 31, 2009. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity's fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS 157. The Company expects that the adoption of SFAS 159 will not have a material impact on the consolidated financial statements.

NOTE 3. STOCK-BASED COMPENSATION

        Since fiscal 2006, Versant accounts for share-based compensation costs in accordance with SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") and SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SFAS 123(R) was adopted using the modified-prospective transition method. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of significant assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of share-based awards rather than implied volatility, while the expected life was estimated based on a historical model that takes into consideration other factors that could possibly impact the future expected life of the options. Further, as required under SFAS 123(R), the Company estimates forfeiture rates for those options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally three years under the Company's Equity Incentive Plans and two years under the Directors Stock Option Plans. While the estimate of fair value and the associated charge to earnings materially impacts the Company's results of operations, it has no impact on its cash position.

        Prior to November 1, 2005, Versant accounted for stock issued to employees in accordance with the recognition and measurement provisions of APB 25 and its related Interpretations, as permitted by SFAS 123. For fiscal 2005, the Company also did not record any compensation expense in connection with its Employee Stock Purchase Plan since the purchase price of the stock was 85% of the lower of the fair market value of its common stock at the beginning or the end of each offering period, as APB No. 25 provided a safe harbor not requiring compensation expense in connection with such an employee stock plan arrangement.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 3. STOCK-BASED COMPENSATION (Continued)

        Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R) and SAB 107 using the modified-prospective transition method. Under the modified-prospective transition method, the recognized compensation cost includes the following components:

        First, for all share-based payments granted prior to November 1, 2005, but not yet vested as of November 1, 2006, compensation cost is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

        Second, for all share-based payments granted or modified subsequent to November 1, 2005, compensation cost is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

        SFAS 123(R) requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied on prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized as of October 31, 2007 is 20% for employee plans and 11% for director plans, respectively.

        Versant estimates the fair value of employee stock options and rights to purchase shares under its employee stock purchase plan, or "ESPP" using a Black-Scholes Option Pricing Model. This is consistent with the provisions of SFAS 123(R), SAB 107 and the Company's prior period pro forma disclosures of net income (loss), including share-based compensation.

        The purchase price of shares which employees may acquire under the Company's employee stock purchase plan, or ESPP, at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Since the 85% threshold is no longer a safe harbor under SFAS 123(R), Versant records compensation expense based on the estimated fair value of the shares granted under the ESPP.

        Versant uses a historical model to arrive at the expected life of its options, but it takes into consideration other factors that could possibly impact the future expected life of the options. As of October 31, 2007, the Company determined that the estimated expected life of an employee share option granted under the Company's Equity Incentive Plan was 2.2 years.

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

        Versant uses the historical volatility over the expected term of the options to estimate the expected volatility. The Company, however, takes into account other current information available to determine the expected volatility. Versant uses the historical volatility as the best estimate of the future volatility of its common stock.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 3. STOCK-BASED COMPENSATION (Continued)

        Versant does not expect to realize any current tax benefits in fiscal 2007 related to stock options or shares issued under its ESPP. Versant currently provides a full valuation allowance for its deferred tax assets and accordingly, a valuation allowance is also provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).

        Versant has not distributed any dividends to its common shareholders and does not expect to do so in the near future.

        The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options			ESPP
	Fiscal year ended October 31,			Fiscal year ended October 31,
	2007	2006	2005	2007	2006	2005
Expected life (in years)	2.2 - 5.75 years	2.2 - 5.75 years	3 years	6 months	6 months	6 months
Weighted-average Risk-free interest rate	4.17% - 4.85%	4.28% - 5.23%	3.30% - 3.81%	4.76% - 5.00%	3.2% - 4.76%	3.30% - 3.81%
Volatility	71% - 88%	87% - 115%	115%	52% - 80%	72% - 83%	115%
Dividend yield	—	—	—	—	—	—

        Stock-based compensation expenses recognized under SFAS 123(R) in the consolidated statements of operations for fiscal 2007 related to stock options and ESPP were $320,000 and $96,000, respectively and for fiscal 2006 related to stock options and ESPP were $192,000 and $44,000, respectively.

        The following table summarizes the changes in stock option activities under the Company's equity-based compensation plan during fiscal 2007 and fiscal 2006, respectively:

	Fiscal year ended October 31,
	2007		2006
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Outstanding at the beginning of the period	185	$16.91	301	$24.90
Granted	109	14.57	68	5.65
Exercised	(46)	6.94	(26)	5.01
Forfeited and Expired	(13)	35.80	(158)	29.40

Outstanding at the end of the period	235	$16.75	185	$16.91

Options exercised at the end of the fiscal year since inception	239	$32.61	193	$36.72
Options exercisable at the end of the fiscal year	117	$20.61	115	$20.97

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 3. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number outstanding at October 31, 2007 (in thousands)	Weighted average remaining contractual life	Weighted average price	Number exercisable at October 31, 2007 (in thousands)	Weighted average remaining contractual life	Weighted average price
From $3.00 to $6.00	37	6.55	$4.38	29	6.17	$4.54
From $6.13 to $9.20	50	7.70	7.00	27	7.07	7.36
From $10.20 to $16.00	75	8.18	10.64	33	7.08	10.93
From $17.19 to $40.00	63	8.17	21.87	18	4.45	26.31
From $42.00 to $122.20	9	2.46	89.55	9	2.46	89.55
From $465.50 to $1,287.00	1	2.28	629.80	1	2.28	629.80

	235	7.58	$16.75	117	6.06	$20.61

        The summary of the status of Versant's nonvested shares as of October 31, 2007 and changes during the fiscal year ended October 31, 2007 is as follows:

Nonvested shares	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested at October 31, 2006	77	$3.72
Granted	109	8.33
Vested	(58)	4.14
Forfeited	(10)	5.19

Nonvested at October 31, 2007	118	$7.36

        The weighted average grant date fair value of options granted during fiscal 2007, fiscal 2006 and fiscal 2005 were $8.33, $3.40 and $6.04, respectively. The total fair value of shares granted during fiscal 2007, fiscal 2006 and fiscal 2005 were $908,000, $231,000, and $529,000, respectively. The aggregated intrinsic values of options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 were $581,000, $120,000 and $158,000, respectively. The total fair value of shares vested during fiscal 2007, fiscal 2006 and fiscal 2005 were $240,000, $167,000, and $316,000, respectively.

        The total unrecognized compensation costs related to non-vested options were $779,000 and $253,000, respectively, at October 31, 2007 and October 31, 2006 and will be recognized using the straight-line attribution method ratably for the subsequent three years. However, the Company will adjust total stock-based compensation cost for changes in estimated forfeiture rates and true-ups.

NOTE 4. DISCONTINUED OPERATIONS

        On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions ("Sima"), a privately held U.S. based company. Versant's WebSphere practice provided consulting and training services to end-users of IBM's WebSphere® application server software. As a result of this transaction, Versant ceased conducting its WebSphere

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 4. DISCONTINUED OPERATIONS (Continued)

consulting practice. In connection with Versant's sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant's WebSphere Practice, joined Sima.

        The WebSphere transaction, based on SFAS 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for fiscal 2007, fiscal 2006 and fiscal 2005 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

        The sale of Versant's WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the "Sale Agreement") between Versant and Sima. Pursuant to the Sale Agreement, Sima acquired assets, consisting principally of certain contracts with customers, contractors and business partners of Versant's WebSphere consulting practice, an office lease in the Chicago, Illinois area, certain office equipment, customer lists, marketing information and marketing collateral. In exchange for these assets, Sima assumed certain liabilities associated with the WebSphere consulting practice, paid Versant $500,000 in cash and agreed to make certain contingent cash "earn-out" payments to Versant based on varying percentages of the revenues Sima collects from its operation of the WebSphere practice during the 24-month period immediately following closing of this transaction, substantially as follows:

  •
  During the first twelve months following the closing of the sale to Sima (the "First Year"), Sima has agreed to pay Versant: (i) 12% of the first $3.74 million of earn-out revenue collected during the First Year, if any; (ii) 5% of the next $2.0 million of earn-out revenue collected during the First Year, if any; and (iii) 2% of any other earn-out revenue collected during the First Year in excess of $5.74 million.

  •
  During the second twelve months immediately following the First Year (the "Second Year"), Sima has agreed to pay Versant: (i) 12% of the first $3.74 million of earn-out revenue collected during the Second Year, if any; (ii) 5% of the next $2.0 million of earn-out revenue collected during the Second Year, if any; and (iii) 2% of any other earn-out revenue collected during the Second Year in excess of $5.74 million.

        The above earn-out payment formula is subject to certain adjustments, including adjustments which reduce the dollar thresholds at which the percentages of earn-out revenue are to be paid under the above formula if certain former Versant employees do not remain employed by Sima for a certain time period following the closing of the WebSphere transaction. Versant expects some normal attrition on the number of the former employees of Versant, who are currently working for Sima. Any potential earn-out payments will be recognized if and when achieved during fiscal 2008.

        The WebSphere sale transaction was reflected in the consolidated financial statements of fiscal 2006. During fiscal 2007 and fiscal 2006, Versant recorded $304,000 and $231,000, respectively, in royalties from WebSphere as income from discontinued operations. The following table reflects the gain

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 4. DISCONTINUED OPERATIONS (Continued)

from the disposal of the discontinued WebSphere operation in fiscal 2006 and royalty income from discontinued operations, net of income taxes for WebSphere during fiscal 2007 and fiscal 2006:

	Fiscal Year Ended October 31,
	2007	2006
WebSphere sales proceeds	$—	$500
Lease cancellation	—	(24)
Legal fees	—	(8)

Gain from sale of discontinued operations, net of income taxes	$—	$468

WebSphere first quarter royalty	$90	$—
WebSphere second quarter royalty	81	41
WebSphere third quarter royalty	61	91
WebSphere fourth quarter royalty	72	118
Other WebSphere revenues, net of expenses	—	(19)

Net income from discontinued operations, net of income taxes	$304	$231

Total	$304	$699

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

        In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access.NET ("VOA.NET") business to Vanatec GmbH ("Vanatec"), a then newly formed privately held German based company. In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals, received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest. In connection with that spin-off, on July 29, 2005, Versant committed to provide funding to Vanatec in a total amount not to exceed 425,000 euros (or $520,000) in two equal installments of 212,500 euros (or $260,000) each on August 3, 2005 and November 3, 2005, which Versant contributed to Vanatec. In addition, during the three months ended July 31, 2005, Versant contributed 25,000 euros (or $30,000) to Vanatec;

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 5. RESTRUCTURING (Continued)

therefore, the total cash capital contributed and committed by Versant to Vanatec was 450,000 euros (or $550,000). VOA.NET was one of the aforementioned non-strategic product lines which Versant decided to spin off as part of its restructuring efforts designed to enable Versant to focus on its core database business and progress towards its long-term profitability goal.

        Versant determined that equity at risk in Vanatec is not sufficient to permit it to finance its activities without additional subordinated financial support; therefore, Versant determined that Vanatec was a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended). Vanatec results were included in Versant's consolidated financial statements from July 2005 through March 27, 2006 in which the criteria of FIN 46(R) for consolidation are met. Accordingly, a variable interest entity liability in the amount of $137,000 was recorded in Versant's accompanying condensed consolidated balance sheet as of October 31, 2005 reflecting the 80.4% equity interest in Vanatec held by the former Versant employees. The recording of the aforementioned variable interest entity liability resulted in a corresponding restructuring charge of $480,000 during fiscal 2005. On March 27, 2006, Versant sold its 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec. As a result of the transaction, Versant determined that it is no longer the primary beneficiary of Vanatec, and thus, in accordance with FIN 46(R) is no longer required to consolidate its operating results effective March 28, 2006.

        In fiscal 2005, Versant recorded total restructuring charges of approximately $638,000, which included approximately $280,000 of severance payments for headcount reductions; $480,000 related to the aforementioned Vanatec spin off of which $24,000 related to legal fees incurred due to the VOA.Net spin-off; offset by a $122,000 adjustment as result of the sublease of the Company's UK facilities.

Fiscal 2006

        The restructuring programs initiated in the third quarter of fiscal 2005 were effectively completed in the second quarter of fiscal 2006. During the quarters ended July 31 and October 31, 2006, Versant did not record any restructuring expenses. In fiscal 2006, Versant recorded total restructuring expenses of approximately $218,000, which consist primarily of severance payments due to headcount reductions.

        As of October 31, 2006, there remained $448,000 restructuring accrual and zero variable interest entity liability on Versant's consolidated balance sheet.

Fiscal 2007

        The $448,000 restructuring accrual balance as of October 31, 2006 was fully paid during fiscal 2007. As a result, there is no longer a restructuring accrual on Versant's consolidated balance sheet as of October 31, 2007.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 5. RESTRUCTURING (Continued)

        The following table summarizes the Company's restructuring activities from October 31, 2004 through October 31, 2007 (in thousands):

	Facility Leases	Employee Terminations	Others/ Vanatec	Total
Opening accrual balance as of October 31, 2004	$2,107	$504	$—	$2,611
Non-cash adjustment during the fiscal year 2005	(122)	280	480	638
Net cash payments during the fiscal year 2005	(804)	(784)	(343)	(1,931)

Accrual and variable interest liability as of October 31, 2005	$1,181	$—	$137	$1,318

Non-cash adjustment during the fiscal year 2006	218	—	—	218
Net cash payments during the fiscal year 2006	(951)	—	—	(951)
Deconsolidation of Vanatec adjustment during the fiscal year 2006	—	—	(137)	(137)

Accrual and variable interest liability as of October 31, 2006	$448	$—	$—	$448

Non-cash adjustment during the fiscal year 2007	—	—	—	—
Net cash payments during the fiscal year 2007	(448)	—	—	(448)

Accrual and variable interest liability as of October 31, 2007	$—	$—	$—	$—

        The facility lease payments during fiscal 2007, fiscal 2006 and fiscal 2005 were related to Versant's obligations for its California and European facilities, which were accrued for as part of the restructuring plans.

NOTE 6. LIQUIDATION OF A FOREIGN SUBSIDIARY

        Versant elected to liquidate Versant Ltd., its subsidiary in the United Kingdom, to reduce costs and centralize European operations. The liquidation of Versant Ltd. was completed in the fourth quarter of fiscal 2007.

        Upon the completion of the liquidation of Versant Ltd. in October 2007, in accordance with the provisions of SFAS 52, Versant recorded a $245,000 operating loss to reflect the realization of accumulated foreign currency translation adjustments related to Versant Ltd. A corresponding amount has been recorded to eliminate accumulated other comprehensive loss, a component of equity, previously recorded in Versant Ltd.'s balance sheet. This loss represents the net unrealized foreign currency translation losses accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of Versant Ltd. in accordance with the provisions of SFAS 52.

NOTE 7. CONSOLIDATION OF VARIABLE INTEREST ENTITY

        In July 2005 Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access.NET ("VOA.NET") business to Vanatec GmbH (a then newly formed privately held German based company). Versant, subsequent to this agreement, determined that the equity at risk in Vanatec

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 7. CONSOLIDATION OF VARIABLE INTEREST ENTITY (Continued)

was not sufficient to permit the company to finance its activities without additional subordinated financial support from Versant; therefore, it considered Vanatec a variable interest entity in accordance with FIN 46(R).

        As a result, in accordance with FIN 46(R), Vanatec's operating results were included in Versant's consolidated financial statements for the three-month periods ended July 31, 2005, October 31, 2005 and January 31, 2006. During the three months ended January 31, 2006, Versant absorbed its share of Vanatec's losses up to the point that it exceeded the variable interest liability; and subsequent to that it continued to absorb 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006. During the three months ended April 30, 2006, Versant continued to absorb 100% of Vanatec's losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006.

        On March 27, 2006, Versant sold its 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec. According to this agreement, Vanatec shall pay Versant a running royalty at a rate of six percent of its net proceeds, but no less than 30 euros per copy of the technology subject to the licenses granted, for a period of five years following the effective date of the agreement. Further, at any time during the royalty period, Vanatec has the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 150,000 euros. As a result of the aforementioned transaction, Versant determined that it is no longer the primary beneficiary of Vanatec, and thus, in accordance with FIN 46(R) is no longer required to consolidate its operating results effective March 27, 2006.

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

NOTE 8. LEASE OBLIGATIONS

        Versant's principal commitments as of October 31, 2007 consist of obligations under operating leases for facilities and equipment commitments.

        On March 23, 2007, the Company entered into an office building lease with CA-Shorebreeze Limited Partnership pursuant to which Versant is leasing approximately 6,800 square feet in an office facility located in Redwood City, California. The lease has a term of thirty-six months, which commenced in June 2007. The Redwood City, California office under the lease serves as the Company's new U.S headquarters, replacing the Company's former facility in Fremont, California, whose lease expired on June 30, 2007. Monthly rent under the lease for the Company's Redwood City office will initially be approximately $19,000 and is subject to 4% annual increases thereafter. The total rent payable over the full thirty-six month lease term (net of two months rent abatement) will be approximately $671,000. Versant has an option to extend the term of the lease for one additional one-year period at a rent equal to the then fair market lease rate. Pursuant to the lease, the landlord has agreed to provide a tenant improvement allowance of approximately $101,000. Any tenant improvement costs exceeding this allowance were borne by Versant. Rental expense under this

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 8. LEASE OBLIGATIONS (Continued)

agreement, including contractual rent increases, is recognized on a straight-line basis. Versant also leases field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expense in fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005, was approximately $735,000, $877,000, and $1.0 million, respectively.

        The Company's future annual minimum commitments as of October 31, 2007 under non-cancelable operating leases are listed as follows (in thousands):

	Rental Lease	Equipment Leases	Total
Fiscal year ending October 31,
2008	$546	$23	$569
2009	436	15	451
2010	180	3	183
Thereafter	—	—	—

Total	$1,162	$41	$1,203

NOTE 9. LEGAL PROCEEDINGS

        In accordance with SFAS 5 the Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, the Company accrues that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, the Company accrues the minimum of such probable range. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions that have been deemed reasonable by management.

        The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. To date, the Company has not incurred any material costs as a result of any indemnification. However, as a result of current litigation in which Rockwell Automation, one of Versant's customers, is seeking indemnification from the Company for alleged infringement of intellectual property rights asserted against Rockwell by Systems America, Inc., Versant has recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with SFAS 5. The Company is contesting the allegations of infringement of intellectual property rights asserted in this litigation.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 10. SHAREHOLDERS' EQUITY AND INCOME (LOSS) PER SHARE

        Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal year ended October 31,
	2007	2006	2005
Net income (loss) from continuing operations	$7,329	$3,602	$(14,971)
Net income from discontinued operations, net of income taxes	304	231	417
Gain from sale of discontinued operations, net of income taxes	—	468	—

Net income (loss)	$7,633	$4,301	$(14,554)

Calculation of basic net income (loss) per share:
Weighted average common shares outstanding	3,649	3,577	3,539
Net income (loss) from continuing operations	$2.01	$1.01	$(4.23)
Earnings from discontinued operations, net of income tax	$0.08	$0.19	$0.12

Net income (loss) per share, basic	$2.09	$1.20	$(4.11)

Calculation of diluted net income (loss) per share:
Weighted average—common shares outstanding	3,649	3,577	3,539
Dilutive securities—common stock options and shares subject to repurchase	59	7	—

Weighted average—common shares outstanding and potentially dilutive common shares	3,708	3,584	3,539

Net income (loss) from continuing operations	$1.98	$1.01	$(4.23)
Earnings from discontinued operations, net of income tax	$0.08	$0.19	$0.12

Net income (loss) per share, diluted	$2.06	$1.20	$(4.11)

Anti-dilutive common stock options, not included in net loss per share calculation	n/a	n/a	341

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

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 11. INCOME TAXES

        The Company accounts for income taxes pursuant to the provisions of SFAS 109 which requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding realizability exists.

        Income (Loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2007	2006	2005
United States	$2,404	$930	$(16,653)
International	6,096	3,761	2,123

	$8,500	$4,691	$(14,530)

        The provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	50	32	13
Foreign	766	351	—
Foreign withholding	51	7	24

Total current	$867	$390	$37
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	$—	$—	$—

Total provision for income taxes	$867	$390	$37

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 11. INCOME TAXES (Continued)

        The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Fiscal year ended October 31,
	2007	2006	2005
Federal tax (benefit) at statutory rate	$2,975	$1,642	$(5,086)
State tax (benefit) at statutory rate, net of federal benefit	442	188	(64)
Change in valuation allowance	(2,636)	(420)	2,212
Foreign tax differential	(10)	(1,053)	(743)
Impairment of intangible asets	—	—	3,605
Other	96	33	113

Provision for income taxes	$867	$390	$37

        The components of the net deferred tax asset were as follows (in thousands):

	Fiscal year ended October 31,
	2007	2006
Deferred tax asset:
Net operating loss carryforwards	$42,127	$44,736
Tax credit carryforwards	3,525	3,509
Other	(116)	(73)

	$45,536	$48,172
Valuation allowance	(45,536)	(48,172)

Net deferred tax asset	$—	$—

        At October 31, 2007, the Company had federal and state net operating loss carry forwards of $80.0 million and $15.9 million, respectively and federal and state tax credit carry forwards of $2.3 million and $1.3 million, respectively. The federal tax credit carry forwards expire on various dates through 2025, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2007, the Company had German net operating tax loss carry forwards of approximately $41.0 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, the Company may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. Due to the Company's history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $45.5 million has been recorded against the Company's net deferred tax assets. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 11. INCOME TAXES (Continued)

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

NOTE 12. EMPLOYEE AND DIRECTOR BENEFIT PLANS

        Versant has, or had during fiscal 2007, the following option plans in place:

•    2005 Equity Incentive Plan

        At the Company's Annual Meeting of Shareholders on August 22, 2005, the Company's shareholders approved the adoption of the 2005 Equity Incentive Plan. On that date, the Company immediately terminated use of the 1996 Equity Incentive Plan and ceased to grant stock options or other stock awards under the 1996 Equity Incentive Plan, instead granting them under the 2005 Equity Incentive Plan.

        Under Versant's 2005 Equity Incentive Plan, options are generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule. All options granted to employees under the Company's 2005 Equity Incentive Plan expire ten years after the grant date. Grant holders generally have three months after leaving the Company to exercise their vested options.

        The purpose of adopting the 2005 Equity Incentive Plan was to continue to reserve and make available under that plan the same number of common shares that would have been reserved and available for future option grants and stock awards under the 1996 Equity Incentive Plan if it were not then expiring. Accordingly, the number of common shares reserved for issuance under the 2005 Equity Incentive Plan is equal to the number of shares that were reserved and available for issuance under the 1996 Equity Incentive Plan on the date the 2005 Equity Incentive Plan was approved by the Company's shareholders, plus any shares that in the future would have become available for issuance under the 1996 Equity Incentive Plan due to the expiration of unexercised options or other forfeitures of equity awards granted under that plan. Thus, adoption and approval of the 2005 Equity Incentive Plan in fiscal 2005 did not result in any increase in the number of shares of Common Stock available for equity awards beyond the number of shares that would otherwise have been available for issuance under the 1996 Equity Incentive Plan if it did not expire.

•    1996 Equity Incentive Plan

        Under Versant's 1996 Equity Incentive Plan, options are generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule. Versant's Compensation Committee has from time to time approved

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 12. EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

non-standard stock option vesting schedules for the purposes of employee retention or bonus grants, such as a three-year grant, with 25% vesting in three months and the remaining vesting ratably on a monthly-basis thereafter or an option grant with 100% of the option grant vesting three months after the grant date. All options granted to employees under the Company's 1996 Equity Incentive Plan expire ten years after the grant date. Grant holders generally have three months after leaving the Company to exercise their vested options. No further options will be granted under 1996 Equity Incentive Plan.

•    2005 Directors Stock Option Plan

        On August 22, 2005, the Company's shareholders approved the 2005 Director Stock Option Plan at the 2005 Annual Meeting of the Company's shareholders. The Company immediately terminated use of the 1996 Director Stock Option Plan and ceased to grant stock options or other stock awards under the 1996 Director Stock Option Plan, and instead granted them under the 2005 Director Stock Option Plan.

        Under Versant's 2005 Directors Stock Option Plan, Versant grants 4,000 options as an initial grant to new directors on the Board who are not employees of the Company or of a parent, subsidiary or affiliate of the Company ("Outside Directors") and grants 4,000 options to each Outside Director as an annual succeeding grant thereafter. Both grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 2005 Directors Stock Option Plan expire ten years after the grant date. Directors have seven months after leaving their directorships to exercise their vested options.

        The purpose of adopting the 2005 Directors Stock Option Plan was to continue to reserve and make available under that plan the same number of common shares that would be reserved and available for future option grants under the 1996 Directors Stock Option Plan if it were not then expiring. Accordingly, the number of common shares reserved for issuance under the 2005 Directors Plan will be equal to the number of shares that are reserved and available for issuance under the 1996 Directors Stock Option Plan on the date the 2005 Directors Stock Option Plan was approved by the Company's shareholders (the "Directors Plan Effective Date"), which was August 22, 2005, plus any shares that in the future would have become available for issuance under the 1996 Directors Stock Option Plan due to the expiration of unexercised options granted under that plan or the Company's repurchase of shares issued under that plan at their original issue price. Thus, adoption and approval of the 2005 Directors Stock Option Plan did not result in any increase in the number of shares of Common Stock available for options beyond the number of shares that would otherwise have been available for issuance under the 1996 Directors Stock Option Plan if it did not expire.

        The purpose of the 2005 Directors Stock Option Plan was also to enhance the Company's ability to attract and retain highly qualified Outside Directors who are not employees of the Company or of a parent, subsidiary or affiliate of the Company (an "Outside Director") through the use of equity incentives. The Board believed that the 1996 Directors Stock Option Plan played an important role in the Company's efforts to attract and retain Outside Directors and expected the 2005 Directors Stock Option Plan to play a similar role. The Board believed that adoption of the new 2005 Directors Stock Option Plan was in the best interests of the Company because it believes that the 2005 Directors Stock Option Plan will help enable the Company to provide equity participation to attract and retain Outside

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 12. EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Directors of outstanding ability. In this regard the Company noted that recent legislation, stock exchange requirements and case law have increased the importance to the Company of having qualified independent directors. However, these changes had also increased the obligations, risks and time commitment of directors of public companies such as the Company, making it even more important for the Company to be able to offer equity incentives to attract and retain qualified Outside Directors.

•    1996 Directors Stock Option Plan

        Under Versant's 1996 Directors Stock Option Plan, Versant granted 4,000 options as an initial grant to new directors of the Board and 2,000 as an annual succeeding grant thereafter. Both grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 1996 Directors Stock Option Plan expire ten years after the grant date. Directors have seven months after leaving their directorships to exercise their vested options. Versant ceased granting options under its 1996 Directors Stock Option Plan in August 2005 and no further options will be granted under the 1996 Director Stock Option Plan.

        Versant acquired all of Poet's stock option plans in connection with our March 2004 acquisition of Poet. Prior to the acquisition Poet had the following plans in place:

•    1995 Stock Option Plan

        Under Poet's 1995 Stock Option Plan, options were generally granted with a four-year vesting schedule of which 25% are vested twelve months after the date of grant with the remaining options vesting ratably on a monthly-basis over the remaining 36-month vesting period. Poet approved non-standard stock option vesting schedules for the purposes of employee retention or bonus grants, including an option grant with 100% of the option grant vested at 6 months.

•    2001 Non-statutory Plan

        Standard vesting under this plan was a three-year vesting schedule with 33% of the options vesting one year after the date of grant, and the remaining options vesting ratably on a monthly-basis over the remaining 24-month vesting period.

•    Director Plan

        Under Poet's 1999 Director's Plan, options were generally granted to its directors with a three-year vesting schedule, with 33% vesting twelve months from the option grant date with remaining vesting ratably on a monthly-basis over the remaining 24-month vesting period. Poet granted options, as approved by Poet's Board of Directors, with non-standard option vesting, including an option grant vesting 100% on the fourth anniversary of the grant date; and a four-year grant with 25% vesting on each subsequent anniversary of the grant date.

        No further options will be granted under any of Poet's option plans.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 12. EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Shares Reserved for Future Issuance

        As of October 31, 2007, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	45,934
Stock options available for grant	262,432
Unexercised stock options	235,482

543,848

Stock Option Activities

        The stock option activities in fiscal years 2007, 2006 and 2005 were as follows:

	Options available for grant	Number of options outstanding	Weighted average price
Balance at October 31, 2004	214,068	459,893	$31.20
Authorized	—	—	—
Granted	(88,950)	88,950	7.34
Exercised/Expired	(53,199)	(52,338)	5.13
Canceled	195,018	(195,018)	37.03
Balance at October 31, 2005	266,937	301,487	$24.90
Authorized	—	—	—
Granted	(67,875)	67,875	5.65
Exercised/Expired	(163,776)	(26,824)	5.01
Canceled	157,948	(157,948)	29.40
Balance at October 31, 2006	193,234	184,590	$16.89
Authorized	200,000	—	—
Granted	(108,866)	108,866	14.57
Exercised/Expired	(34,422)	(45,488)	6.94
Canceled	12,486	(12,486)	35.80
Balance at October 31, 2007	262,432	235,482	$16.75

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 12. EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

        The following table summarizes information concerning outstanding and exercisable options at October 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number outstanding at October 31, 2007	Weighted average remaining contractual life	Weighted average price	Number exercisable at October 31, 2007	Weighted average remaining contractual life	Weighted average price
From $3.00 to $6.00	36,850	6.55	$4.38	29,627	6.17	$4.54
From $6.13 to $9.20	50,545	7.70	7.00	26,946	7.07	7.36
From $10.20 to $16.00	75,109	8.18	10.64	32,603	7.08	10.93
From $17.19 to $40.00	63,271	8.17	21.87	17,661	4.45	26.31
From $42.00 to $122.20	9,007	2.46	89.55	9,007	2.46	89.55
From $465.50 to $1,287.00	700	2.28	629.80	700	2.28	629.80

	235,482	7.58	$16.75	116,544	6.06	$20.61

Non Cash Stock Expense

        The following table summarizes the non-cash stock expenses in fiscal 2007, 2006 and 2005:

	Fiscal Year ended October 31,
	2007	2006	2005
Stock options expenses under FAS 123R	$320	$192	$—
Stock expenses related to ESPP under FAS 123R	96	44	—
Unvested Poet options expenses under APB 25	—	—	96

Total non cash stock expenses	$416	$236	$96

        For fiscal 2005, stock-based compensation expense represents the amortization of the deferred compensation related to options assumed in the Poet merger.

NOTE 13. FORFEITURE OF COMMON STOCK

        In November 2002 Versant acquired Mokume Software, Inc. ("Mokume"). In October 2004, Systems America Inc. served a complaint against Versant in a lawsuit alleging that former employees of Systems America, who left that company to form Mokume misappropriated Systems America trade secrets and confidential information, unfairly competed with Systems America and infringed Systems America's trademarks. The Systems America suit alleged that when Versant acquired Mokume, it acquired the benefit of the allegedly misappropriated trade secrets, confidential information, customer relationships, trademarks and trade names, and thus Systems America sought damages and injunctive relief from Versant. In connection with this litigation, Versant in turn sought indemnification from the former stockholders of Mokume under the terms of the merger agreement pursuant to which Versant acquired Mokume in November 2002. Versant's indemnification claims were made on the grounds that the allegations in and the existence of the Systems America litigation constituted a breach of certain representations and warranties made by the former Mokume stockholders to Versant in the merger

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2007

NOTE 13. FORFEITURE OF COMMON STOCK (Continued)

agreement. Versant's indemnification rights entitled Versant to obtain indemnification by canceling and recovering certain shares of Versant Common Stock issued to the former Mokume stockholders in connection with Versant's acquisition of Mokume. In addition to previous forfeitures of shares in prior fiscal years, pursuant to a written agreement with the representative of the former Mokume stockholders in accordance with the Mokume merger agreement, 8,998 shares of Versant Common Stock held by the former Mokume stockholders were forfeited and cancelled as of January 12, 2006 in satisfaction of Versant's indemnification rights.

NOTE 14. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Versant evaluates and revises its bad debt allowance as part of its quarter end process at each subsidiary and corporate level. The Company's management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. The Company also assigns a general reserve to all its overdue accounts, excluding the non-routine items.

        The following table summarizes the activities in the Company's allowance for doubtful accounts (in thousands):

	Fiscal year ended October 31,
	2007	2006	2005
Allowance for doubtful accounts
Beginning balance	$62	$114	$368
Provision in allowance for doubtful accounts	6	(52)	(260)
Recovery in allowance for doubtful accounts	—	—	6

Ending balance	$68	$62	$114

NOTE 15. QUARTERLY INFORMATION (unaudited)

        Summarized quarterly supplemental consolidated financial information for fiscal 2007 and 2006, net of discontinued operations (in thousands):

	Fiscal 2007 Quarters Ended				Fiscal 2006 Quarters Ended
	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,
Revenues	$5,561	$5,248	$5,190	$5,151	$4,585	$3,755	$3,780	$4,625
Cost of revenues	$340	$562	$563	$573	$882	$536	$773	$900
Gross profit	$5,221	$4,686	$4,627	$4,578	$3,703	$3,219	$3,007	$3,725
Operating expenses	$3,097	$2,701	$2,790	$2,860	$2,463	$2,252	$2,422	$3,002
Income from operations	$2,124	$1,985	$1,837	$1,718	$1,240	$967	$585	$723
Net income from continuing operations	$2,015	$1,873	$1,825	$1,616	$1,245	$917	$651	$789
Income from discontinued operations, net of income tax	$72	$61	$81	$90	$118	$91	$35	$(13)
Gain from sale of discontinued operations, net of income tax	$—	$—	$—	$—	$—	$—	$468	$—
Net income	$2,087	$1,934	$1,906	$1,706	$1,363	$1,008	$1,154	$776
Net income per share
Basic	$0.57	$0.53	$0.53	$0.46	$0.38	$0.28	$0.32	$0.22
Diluted	$0.56	$0.52	$0.52	$0.46	$0.38	$0.28	$0.32	$0.22

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2007, the end of the fiscal period covered by this report on Form 10-K. Securities and Exchange Commission, or SEC, rules define the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management with the participation of the Chief Executive Officer and the Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

        The certification of Versant's Chief Executive Officer and Chief Financial Officer attached as Exhibit 31.01 and Exhibit 31.02 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning Versant's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications. The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to Versant, including its consolidated subsidiaries, is made known to them by other personnel of Versant on a timely basis. These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

Changes in Internal Control over Financial Reporting.

        There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        SEC rules define the term "internal control over financial reporting" as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Item 9B.    Other Information.

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The Board has adopted a Code of Conduct and Ethics that applies to Versant's principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. This Code of Conduct and Ethics is posted on our website at http://www.versant.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://www.versant.com on the investors' relations page.

        The remainder of the information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

Item 15.    Exhibits and Financial Statement Schedules

        The exhibit list in the "Exhibit Index" is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION
Dated: January 29, 2008	/s/ JERRY WONG Jerry Wong Vice President, Finance Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ JOCHEN WITTE Jochen Witte	President and Chief Executive Officer	January 29, 2008
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ JERRY WONG Jerry Wong	Vice President, Finance and Chief Financial Officer	January 29, 2008
ADDITIONAL DIRECTORS:
/s/ UDAY BELLARY Uday Bellary	Director	January 29, 2008
/s/ WILLIAM HENRY DELEVATI William Henry Delevati	Director	January 29, 2008
/s/ HERBERT MAY Herbert May	Director	January 29, 2008
/s/ BERNHARD WOEBKER Bernhard Woebker	Director	January 29, 2008

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number
2.01	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc.†	8-K	09/29/03	99.01
2.02	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	2/2/04	2.2
2.03	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text).†	8-K	9/17/03	2.1
2.04	Vanatec GmbH Asset Purchase Agreement	10-KSB	1/30/06	2.06
2.05	Vanatec GmbH Agreement on the Purchase and Assignment of a Share	10-KSB	1/30/06	2.07
2.06	Asset Purchase Agreement as of February 1, 2006 between Versant Corporation and Sima Solutions	8-K	02/7/06	2.01
3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	03/24/04	4.01
3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	8/26/05	3.1
3.03	Registrant's Amended and Restated Bylaws	8-K	3/08/07	3.01
10.01	Registrant's 2005 Equity Incentive Plan, as amended**	8-K	04/16/07	10.02
10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant's 2005 Equity Incentive Plan**	S-8	12/22/05	99.02
10.03	Registrant's 2005 Directors Stock Option Plan, as amended**				☒
10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant's 2005 Directors Stock Option Plan**	S-8	12/22/05	99.04
10.05	Registrant's 2005 Employee Stock Purchase Plan, as amended **	8-K	04/26/07	10.03
10.06	Forms of Enrollment Form and Subscription Agreement under Registrant's 2005 Employee Stock Purchase Plan**	S-8	12/22/05	99.06

10.07	Registrant's 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	08/14/03	4.06
10.08	Registrant's 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	2/15/05	10.02
10.09	Registrant's 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.05
10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.5
10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	3/24/04	4.6
10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.7
10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	3/24/04	99.01
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	2/15/05	10.9
10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	7/16/96
10.16	Separation Agreement dated June 14, 2005 between Versant Corporation and Nick Ordon**	8-K	6/16/05	10.01
10.17	Separation Agreement dated June 14, 2005 between Registrant and Lee McGrath**	8-K	6/16/05	10.02
10.18	Joint Employment Agreement and Managing Director Service Contract dated November 30, 2006 between Registrant, Versant GmbH, a wholly owned subsidiary of Registrant, and Jochen Witte**	8-K	12/1/06	5.02
10.19	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35
10.20	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/13/99	10.02
10.21	Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	6/13/07	10.01

21.01	Subsidiaries of the Registrant	☒
23.01	Consent of Grant Thornton LLP	☒
31.01	Rule 13a-14(a) Certification of Principal Executive Officer	☒
31.02	Rule 13a-14(a) Certification of Principal Financial Officer	☒
32.01	Section 1350 Certification of Principal Executive Officer	☒
32.02	Section 1350 Certification of Principal Financial Officer	☒

†
Pursuant to Item 601(b)(2) of Regulations of S-K, certain annexes, exhibits and schedules to this Exhibit have been omitted but will be furnished supplementally to the Commission upon request.

**
Management contract or compensatory plan.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  ITEM 9A. Controls and Procedures
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES