Form 10-Q
period 2008-01-31
VERSANT CORP
filed 2008-03-13
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer.” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

As of March 7, 2008, there were outstanding 3,703,520 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended January 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31,	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,291	$19,086
Trade accounts receivable, net of allowance for doubtful accounts of $28 and $68 at January 31, 2008 and October 31, 2007, respectively	3,411	2,330
Other current assets	585	506
Total current assets	25,287	21,922

Property and equipment, net	787	835
Goodwill	6,720	6,720
Intangible assets, net	802	881
Other assets	110	108
Total assets	$33,706	$30,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$221	$157
Accrued liabilities	2,059	2,756
Deferred revenues	4,448	3,707
Deferred rent	9	7
Total current liabilities	6,737	6,627

Deferred revenues	560	641
Deferred rent	26	29
Other long-term liabilities	51	4
Total liabilities	7,374	7,301

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,693,235 and 3,671,924 shares issued and outstanding as of January 31, 2008 and October 31, 2007, respectively	96,405	96,004
Accumulated other comprehensive income, net	1,557	1,346
Accumulated deficit	(71,630)	(74,185)
Total stockholders’ equity	26,332	23,165
Total liabilities and stockholders’ equity	$33,706	$30,466

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2008	2007

Revenues:
License	$3,962	$3,164
Maintenance	2,230	1,917
Professional services	92	70
Total revenues	6,284	5,151

Cost of revenues:
License	80	47
Amortization of intangible assets	79	79
Maintenance	384	405
Professional services	27	41
Total cost of revenues	570	572

Gross profit	5,714	4,579

Operating expenses:
Sales and marketing	841	760
Research and development	1,054	891
General and administrative	1,086	1,209
Total operating expenses	2,981	2,860

Income from operations	2,733	1,719
Interest and other income, net	201	101
Income from continuing operations before taxes	2,934	1,820
Provision for income taxes	411	203
Net income from continuing operations	2,523	1,617
Net income from discontinued operations, net of income taxes	82	90
Net income	$2,605	$1,707

Basic income per share:
Net income from continuing operations	$0.69	$0.45
Earnings from discontinued operations, net of income tax	$0.02	$0.02
Net income per share, basic	$0.71	$0.47

Diluted income per share:
Net income from continuing operations	$0.67	$0.45
Earnings from discontinued operations, net of income tax	$0.02	$0.02
Net income per share, diluted	$0.69	$0.47

Shares used in per share calculation:
Basic	3,680	3,606
Diluted	3,761	3,657

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$13	$13
Sales and marketing	$49	$19
Research and development	$39	$11
General and administrative	$91	$39

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,605	$1,707

Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	(82)	(90)
Depreciation and amortization	62	72
Amortization of intangible assets	79	79
Stock-based compensation	192	82
Recovery of bad debt allowance	(41)	(2)
Changes in assets and liabilities:
Accounts receivable	(988)	(281)
Other assets	(71)	(24)
Accounts payable	54	181
Accrued liabilities and other liabilities	(735)	(260)
Deferred revenues	592	994
Deferred rent	(1)	(37)
Net cash provided by operating activities	1,666	2,421

Cash flows from investing activities:
Purchases of property and equipment	(3)	(197)
Net cash used in investing activities	(3)	(197)

Cash flows from financing activities:
Proceeds from sale of common stock, net	208	81
Principal payments under capital lease obligations	(2)	(4)
Net cash provided by financing activities	206	77

Effect of foreign exchange rate changes on cash and cash equivalents	254	20
Net increase in cash and cash equivalents from operating, investing and financing activities	2,123	2,321
Net increase in cash and cash equivalents from discontinued operations	82	90
Cash and cash equivalents at beginning of period	19,086	8,231
Cash and cash equivalents at end of period	$21,291	$10,642

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  GENERAL AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements contained in this report on Form 10-Q include all of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) required to be consolidated in accordance with U.S. generally accepted accounting principles. Inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2007. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed on January 29, 2008 (File No. 08557145). The Company’s operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2008, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2.  STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated statements of operations for the three months ended January 31, 2008 totaled $192,000, and the amount of stock-based compensation expense related to the Company’s stock option and employee stock purchase plan was $178,000 and $14,000, respectively. Stock-based compensation expense recognized in the consolidated statements of operations for the three months ended January 31, 2007 totaled $82,000, and the amount of stock-based compensation expense related to the Company’s stock option and employee stock purchase plan was $60,000 and $22,000, respectively.

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

Additionally, SFAS 128, Earnings per Share, requires that employee equity share options, non-vested shares, and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share are based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive.

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	January 31,	January 31,
	2008	2007

Net income from continuing operations	$2,523	$1,617
Net income from discontinued operations, net of income taxes	82	90
Net income	$2,605	$1,707

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,680	3,606

Net income from continuing operations	$0.69	$0.45
Net income from discontinued operations, net of income taxes	$0.02	$0.02
Net income per share, basic	$0.71	$0.47

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,680	3,606
Dilutive securities - common stock options and shares subject to repurchase	81	51
Weighted average - common shares outstanding and potentially dilutive common shares	3,761	3,657

Net income from continuing operations	$0.67	$0.45
Net income from discontinued operations, net of income taxes	$0.02	$0.02
Net income per share, diluted	$0.69	$0.47

NOTE 4.    OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheet consists of cumulative foreign currency translation adjustments.

Comprehensive income for the three months ended January 31, 2008 and January 31, 2007 is as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2008	2007
Net income, as reported	$2,605	$1,707
Foreign currency translation adjustment	211	20
Comprehensive income	$2,816	$1,727

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

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract was originated.

The following table reflects revenues for the three months ended January 31, 2008 and January 31, 2007 by each geographic region (in thousands):

	Three Months Ended
	January 31,	January 31,
	2008	2007
Revenues by region:
North America	$2,002	$2,431
Europe	2,689	2,594
Asia	1,593	126
Total	$6,284	$5,151

The following table reflects long-lived assets as of January 31, 2008 and October 31, 2007 in each geographic region (in thousands):

	As of January 31, 2008	As of October 31, 2007
Total long-lived assets by region:
North America	$263	$282
Europe	427	460
Asia	207	201
Total	$897	$943

NOTE 6.  LEGAL PROCEEDINGS

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of any indemnification. However, as a result of current litigation in which Rockwell Automation, one of Versant’s customers, is seeking indemnification from the Company for alleged infringement of intellectual property rights asserted against Rockwell by Systems America, Inc. and associated costs incurred by Rockwell to defend this infringement claim, Versant had recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with FASB Statement No. 5. The Company is contesting the allegations of infringement of intellectual property rights and Rockwell’s indemnification claim asserted in this litigation, and the ultimate outcome is uncertain. A trial date in April 2008 has been set by the court to hear the case.

NOTE 7.  DISCONTINUED OPERATIONS

On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions (“Sima”), a privately held U.S. based company. Versant’s WebSphere consulting practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction, Versant ceased conducting its WebSphere business. In connection with Versant’s sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant’s WebSphere Practice, joined Sima.

Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006 when the disposition occurred. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three months ended January 31, 2008 and January 31, 2007 as net income from discontinued operations, net of income taxes. Reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, pursuant to which Versant is entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement, which expired on January 31, 2008. For the three months ended January 31, 2008 and 2007, Versant recorded $82,000 and $90,000, respectively, in royalties from Sima pursuant to the Sale Agreement as net income from discontinued operations.

NOTE 8.  INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on November 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At November 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there are no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since November 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition, or results of operations.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2002.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations, (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for Versant beginning November 1, 2009 and will apply prospectively to business combinations completed on or after that date. We expect the impact to be limited to any business combination transactions that occur after October 31, 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, Statement No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement No. 160 is effective for Versant beginning November 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes adoption of SFAS 160 will not have an impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS

159 is the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant in the fiscal year ending October 31, 2009. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS No. 157. The Company believes adoption of SFAS 159 will not have an impact on the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 filed with the SEC on January 29, 2008. Our historic operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements many include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements are subject to and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2007. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

 Background and Overview

We design, develop, market and support software-based high performance object-oriented database management systems and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions. Our products and services collectively comprise our single operating segment, which we call “Data Management.”

Our products are typically used to manage data for business systems and to enable these systems to access and integrate data necessary for the customers’ data management applications. Our data management products and services offer users of our products the ability to manage real-time, XML and other types of hierarchical and navigational data. We believe that by using our data management solutions, customers cut their hardware costs, accelerate and simplify their development efforts, significantly reduce system administration costs and deliver products with a significant competitive edge.

Our Data Management business solutions currently consist of the following key products:

 •  Versant Object Database, previously known as VDS, a seventh generation object database management system that is used in critical, high-performance, large-scale, real-time applications. We also offer several optional ancillary products for use with Versant Object Database to provide compatibility and additional protection of stored data.

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

We license our data management products through two types of perpetual licenses — development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Prior to an End-User customer being able to deploy an application that it has developed under our development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using our product. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to us of a nonrefundable amount for future deployment.

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

In instances where, at a customer’s request, we perform engineering work to port our products to an unsupported platform or to customize our software for specific functionality, or any other non-routine technical assignment, we recognize revenues in accordance with SOP 81-1 Accounting Research Bulletin (“ARB”) No. 45 (As Amended), Long-Term Construction-Type Contracts and use either time and material percentage of completion or completed contract methods for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with the work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

Income Taxes

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2007 and January 31, 2008 for our deferred tax assets.

In addition, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on November 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At November 1, 2007, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there are no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since November 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on our financial condition, or results of operations.

We are subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2002.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended
	January 31,	January 31,
	2008	2007
	(unaudited)
Revenues:
License	63%	62%
Maintenance	35	37
Professional services	2	1
Total revenues	100	100

Cost of revenues:
License	1	1
Amortization of intangible assets	1	1
Maintenance	6	8
Professional services	1	1
Total cost of revenues	9	11

Gross profit	91	89

Operating expenses:
Sales and marketing	13	15
Research and development	17	17
General and administrative	17	24
Total operating expenses	47	56

Income from operations	44	33
Interest and other income, net	3	2
Income from continuing operations before taxes	47	35
Provision for income taxes	7	4
Net income from continuing operations	40	31
Net income from discontinued operations, net of income taxes	1	2
Net income	41%	33%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three months ended January 31, 2008 and January 31, 2007 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2008	2007	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$3,962	$3,164	$798	25%
Maintenance revenues	2,230	1,917	313	16%
Professional services revenues	92	70	22	31%
Total	$6,284	$5,151	$1,133	22%

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

Our total revenues increased by $1.1 million (or 22%) for the three months ended January 31, 2008 from the corresponding period in fiscal 2007. This increase resulted primarily from an approximate $798,000 (or 25%) increase in license revenues and an approximate $313,000 (or 16%) increase in maintenance revenues for the three months ended January 31, 2008 compared to the corresponding period in fiscal 2007, and included favorable foreign currency fluctuations of approximately $376,000.

One customer accounted for 23% of our total revenues for the three months ended January 31, 2008. No one customer accounted for 10% or more of our total revenues for the three months ended January 31, 2007.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. License revenues also are a factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived.

License. License revenues represent license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $4.0 million for the three months ended January 31, 2008, an increase of $798,000 (or 25%) from $3.2 million reported for the comparable period in fiscal 2007. The higher license revenues for the three months ended January 31, 2008 were mainly attributable to one significant license agreement with an Asia Pacific telecommunications customer (an independent software vendor) for approximately $1.4 million.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $2.2 million for the three months ended January 31, 2008, an increase of $313,000 (or 16%) from $1.9 million reported for the comparable period in fiscal 2007. The increase in maintenance revenues for the three months ended January 31, 2008 was due primarily to incremental maintenance revenues of approximately $316,000 recognized in the first quarter of fiscal 2008 related primarily to license revenue growth from both U.S. and European based customers over the past year.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $92,000 for the three months ended January 31, 2008, an increase of $22,000 (or 31%) from $70,000 reported for the comparable period in fiscal 2007. The increase in professional services revenues for the three months ended January 31, 2008 was mainly attributable to consulting revenues derived from our European operations.

International Revenues. The following table summarizes our revenues by geographic area for the three months ended January 31, 2008 and January 31, 2007 (in thousands, except percentages):

	Three Months Ended January 31,
		Percentage		Percentage	Change
	2008	of revenues	2007	of revenues	Amount	Percentage
	(unaudited)
Revenues by geographic area:
North America	$2,002	32%	$2,431	47%	$(429)	-18%
Europe	2,689	43%	2,594	51%	95	4%
Asia	1,593	25%	126	2%	1,467	1164%
Total	$6,284	100%	$5,151	100%	$1,133	22%

International revenues (revenues from the European and Asian regions) represented approximately 68% of our total revenues for the three months ended January 31, 2008, as compared to 53% for the comparable period in 2007.

For the three months ended January 31, 2008, we experienced a higher proportion of international revenues than in recent quarters due primarily to the closing of a significant license transaction for approximately $1.4 million with an Asia Pacific telecommunications customer.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Cost of Revenues

The following table summarizes total cost of revenues for the three months ended January 31, 2008 and January 31, 2007 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2008	2007	Amount	Percentage
	(unaudited)
Cost of revenues:
Cost of license	$80	$47	$33	70%
Amortization of intangible assets	79	79	—	0%
Cost of maintenance	384	405	(21)	-5%
Cost of professional services	27	41	(14)	-34%
Total	$570	$572	$(2)	0%

Total Cost of Revenues.  Total cost of revenues was $570,000 for the three months ended January 31, 2008 remaining at a relatively consistent level in absolute dollars compared to $572,000 for the comparable period in fiscal 2007, although revenues for the three months ended January 31, 2008 increased by 22% over revenues for the corresponding period in fiscal 2007.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, product media and packaging costs.

Cost of license revenues was $80,000 (or 2% of license revenues) for the three months ended January 31, 2008, an increase of $33,000 (or 70%) from $47,000 (or 1% of license revenues) reported for the comparable period in fiscal 2007. The increase in cost of license revenues for the three months ended January 31, 2008 was primarily due to an increase in cost of third party products in our U.S. operations of approximately $18,000.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $79,000 for the three months ended January 31, 2008, which was consistent with the amount incurred in the corresponding period in fiscal 2007. We expect to incur quarterly amortization charges of approximately $79,000 for the remainder of fiscal 2008.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $384,000 (or 17% of maintenance revenues) for the three months ended January 31, 2008, a decrease of $21,000 (or 5%) from $405,000 (or 21% of maintenance revenues) reported for the comparable period in fiscal 2007. The decrease was primarily due to a reduction in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our new Redwood City facility than in our former Fremont offices.

Cost of maintenance revenues as a percentage of maintenance revenues decreased by 4% for the three months ended January 31, 2008 from the corresponding period in fiscal 2007. This decrease was primarily due to the fact that, during the first quarter of fiscal 2008, we have been able to provide increased maintenance and support services with approximately the same number of personnel as we used to provide such services for the corresponding period in fiscal 2007 and also due to the fact that maintenance revenues increased by 16% for the three months ended January 31, 2008 compared to the corresponding period in fiscal 2007.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $27,000 (or 29% of professional services revenues) for the three months ended January 31, 2008, a decrease of $14,000 (or 34%) from $41,000 (or 59% of professional services revenues) reported for the comparable period in 2007. The decrease was primarily due to cost of professional services related to a one time consulting project performed through our Indian operations in the first quarter of fiscal 2007 that was not replicated in the first quarter of fiscal 2008.

Operating Expenses

The following table summarizes our operating expenses for the three months ended January 31, 2008 and January 31, 2007 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2008	2007	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$841	$760	$81	11%
Research and development	1,054	891	163	18%
General and administrative	1,086	1,209	(123)	-10%
Total	$2,981	$2,860	$121	4%

Total Operating Expenses. Total operating expenses were $3.0 million for the three months ended January 31, 2008, an increase of $121,000 (or 4%) from $2.9 million reported for the comparable period in 2007. This increase resulted primarily from an increase in our research and development expenses and, to a lesser degree, from an increase in our sales and marketing expenses, and were partially offset by a decrease of approximately $123,000 in our general and administrative expenses during the three months ended January 31, 2008, and included an unfavorable foreign currency exchange fluctuation of approximately $116,000.

For the remainder of fiscal year 2008, we expect our quarterly operating expenses to be moderately higher than we experienced in the first quarter of this fiscal year as further explained below.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $841,000 (or 13% of revenues) for the three months ended January 31, 2008 and $760,000 (or 15% of revenues) for the comparable period in fiscal 2007. The $81,000 (or 11%) increase in absolute dollars for the three months ended January 31, 2008 was primarily due to an approximate $62,000 increase in marketing expenses related to advertising campaigns, trade shows and other marketing programs in our European operations.

For the remainder of fiscal 2008, we expect our quarterly sales and marketing expenses to increase moderately due to anticipated increases in sales personnel and in marketing programs. Sales and marketing expense will continue to represent a considerable percentage of our operating expenditures.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors.

Research and development expenses were $1.1 million (or 17% of revenues) for the three months ended January 31, 2008 and $891,000 (or 17% of revenues) for the comparable period in fiscal 2007. The $163,000 (or 18%) increase in absolute dollars for the three months ended January 31, 2008 was mainly due to an increase of eight headcounts in our European operations, resulting in an increase of approximately $176,000 in salary and payroll related expenses from the corresponding period in fiscal 2007, and an increase of approximately $130,000 as a result of using third party contractors for certain research and development projects during the three months ended January 31, 2008, and an increase in building rent expense in our Indian facility of approximately $45,000 from the comparable period of fiscal 2007. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $188,000.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at the current levels for the remainder of fiscal 2008.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $1.1 million (or 17% of revenues) for the three months ended January 31, 2008 and $1.2 million (or 24% of revenues) for the comparable period in fiscal 2007. The $123,000 (or 10%) decrease in absolute dollars for the three months ended January 31, 2008 was primarily due an approximate $72,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our new Redwood City facility than in our former Fremont offices, and an approximate $54,000 decrease in the first quarter of fiscal 2008 in legal fees and costs associated with our pending litigation with Rockwell Automation.

For the remainder of fiscal 2008, we expect our quarterly general and administrative expenses to increase from the levels we experienced in the first quarter. We anticipate increased quarterly costs associated with implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and legal fees and other costs related to the Company’s pending litigation with Rockwell Automation.

Interest and Other Income, Net

Interest and other income, net consists of interest income earned from our cash and cash equivalents net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net was $201,000 (or 3% of total revenues) for the three months ended January 31, 2008 and was $101,000 (or 2% of total revenues) for the comparable period in 2007. The increase in absolute dollars of $100,000 was largely due to an increase in interest income from both our European and U.S. operations as a result of higher cash balances and was partially offset by losses on foreign exchange rate fluctuations.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three months ended January 31, 2008 and January 31, 2007 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2008	2007	Amount	Percentage
	(unaudited)
Provision for income taxes
Foreign withholding taxes	$237	$17	$220	1294%
Provision for income taxes Europe	173	165	8	5%
Federal, state and franchise taxes	1	21	(20)	-95%
Total	$411	$203	$208	102%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. Consequently, we accrued income taxes for our European operations of approximately $173,000 and $165,000 for the three months ended January 31, 2008 and 2007, respectively. The Company’s tax provisions were based upon our projected fiscal 2008 and fiscal 2007 effective tax rates, respectively.

We incurred foreign withholding taxes of approximately $237,000 and $17,000 for the three months ended January 31, 2008 and 2007, respectively, which we have included in our income tax provision. The increase of approximately $220,000 in foreign withholding taxes for the three months ended January 31, 2008 over the comparable period in fiscal 2007 was mainly attributable to withholding taxes related to one significant license agreement with one Asia Pacific customer.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of January 31, 2008, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended January 31, 2008. As of January 31, 2008, we had cash and cash equivalents of approximately $21.3 million, an increase of $2.2 million over the $19.1 million of cash and cash equivalents we held at October 31, 2007.

As of January 31, 2008, $13.9 million of our $21.3 million in cash and cash equivalents at that date was held in foreign financial institutions, of which substantially all was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of January 31, 2008			As of October 31, 2007
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euros		€9,102	$13,456		€6,924	$9,978
British Pound		£100	200		£48	99
Indian Rupee	Rs.	9,081	230	Rs.	4,445	113
Total			$13,886			$10,190

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2008 was comprised of approximately $376,000 of favorable foreign currency fluctuations on our revenues, $104,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $116,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $156,000 in our statement of operations for the three months ended January 31, 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2008.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and pounds sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pound sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, we have maintained approximately 35% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

We believe that with our current cost structure and based on achievement of our current estimates of revenues and collections in fiscal 2008, we can reasonably expect to operate at a positive cash flow level in the remainder of fiscal 2008.

Cash Flow provided by Operating Activities

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facilities costs.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact cash flows in our operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 45 days for both the three months ended January 31, 2008 and January 31, 2007.

Our working capital was $18.6 million as of January 31, 2008 compared to $15.3 million as of October 31, 2007.

Cash Flow used in Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the three months ended January 31, 2008, $3,000 of cash was used in investing activities and was comprised entirely of purchases of property and equipment.

Cash Flow provided by Financing Activities

The primary source of cash from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Director Plan and Employee Stock Purchase Plan.

For the three months ended January 31, 2008, $206,000 of cash was provided by financing activities, consisting of cash inflows of $208,000 due to proceeds from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans, reduced by principal payments of $2,000 under capital lease obligations.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of January 31, 2008 we had approximately 155,922 shares available to issue under our current Equity Incentive Plan and our Director Plan. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of January 31, 2008 consist of obligations under operating leases for facilities and equipment commitments.

Our annual minimum commitments as of January 31, 2008 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheet as of January 31, 2008, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total

Nine months ending October 31, 2008	$420	$17	$437
Fiscal year ending October 31,
2009	442	16	458
2010	181	7	188
Thereafter	—	—	—
Total	$1,043	$40	$1,083

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

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of any indemnification. However, as a result of current litigation in which Rockwell Automation, one of our customers, is seeking indemnification from us for alleged infringement of intellectual property rights asserted against it by Systems America, Inc. and associated costs incurred by Rockwell to defend this infringement claim, we had recorded an immaterial loss contingency reserve as of January 31, 2007 in accordance with FASB Statement No. 5. To date, we have incurred significant legal costs as a result of this litigation and may continue to incur additional legal costs and may incur other expenses due to this litigation. We are continuing to contest the allegations of infringement of intellectual property rights and Rockwell’s indemnification claim asserted in this litigation, and the ultimate outcome is uncertain. A trial date in April 2008 has been set for the court to hear the case.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 9, Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, and Item 1 of this Report, which is incorporated herein by this reference.

Risk Factors

The Company’s business faces many risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the SEC on January 29, 2008 (File No. 08557145).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2008 was comprised of approximately $376,000 of favorable foreign currency fluctuations on our revenues, $104,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $116,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $156,000 in our statement of operations for the three months ended January 31, 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and, to a lesser degree, pounds sterling as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pounds sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, we have maintained approximately 35% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed with this
Number	Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

10.01	Joint Employment Agreement and Managing Director Service Contract effective as of November 1, 2006 between Registrant, Versant GmbH, a wholly owned subsidiary of Registrant, and Jochen Witte**					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer pursuant					X

to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*            This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:	March 13, 2008	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

/s/ Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)