Form 10-Q
period 2008-04-30
VERSANT CORP
filed 2008-06-16
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes   ☒  No

As of June 5, 2008, there were outstanding 3,725,645 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended April 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30,	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,284	$19,086
Trade accounts receivable, net of allowance for doubtful accounts of $23 and $68 at April 30, 2008 and October 31, 2007, respectively	3,289	2,330
Other current assets	550	506
Total current assets	29,123	21,922

Property and equipment, net	813	835
Goodwill	6,720	6,720
Intangible assets, net	723	881
Other assets	206	108
Total assets	$37,585	$30,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$263	$157
Accrued liabilities	3,280	2,756
Deferred revenues	4,135	3,707
Deferred rent	12	7
Total current liabilities	7,690	6,627

Deferred revenues	509	641
Deferred rent	23	29
Other long-term liabilities	53	4
Total liabilities	8,275	7,301

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,705,149 and 3,671,924 shares issued and outstanding as of April 30, 2008 and October 31, 2007, respectively	96,728	96,004
Accumulated other comprehensive income, net	2,219	1,346
Accumulated deficit	(69,637)	(74,185)
Total stockholders’ equity	29,310	23,165
Total liabilities and stockholders’ equity	$37,585	$30,466

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Revenues:
License	$4,425	$3,285	$8,387	$6,449
Maintenance	2,229	1,877	4,459	3,794
Professional services	67	28	159	98
Total revenues	6,721	5,190	13,005	10,341

Cost of revenues:
License	79	94	159	141
Amortization of intangible assets	79	79	158	158
Maintenance	366	370	750	776
Professional services	28	20	55	60
Total cost of revenues	552	563	1,122	1,135

Gross profit	6,169	4,627	11,883	9,206

Operating expenses:
Sales and marketing	956	874	1,797	1,634
Research and development	1,101	821	2,155	1,713
General and administrative	1,978	1,095	3,063	2,303
Total operating expenses	4,035	2,790	7,015	5,650

Income from operations	2,134	1,837	4,868	3,556
Interest and other income, net	129	141	330	243
Income from continuing operations before taxes	2,263	1,978	5,198	3,799
Provision for income taxes	286	153	698	356
Net income from continuing operations	1,977	1,825	4,500	3,443
Net income from discontinued operations, net of income taxes	16	81	98	170
Net income	$1,993	$1,906	$4,598	$3,613

Basic income per share:
Net income from continuing operations	$0.53	$0.51	$1.22	$0.95
Earnings from discontinued operations, net of income tax	$0.01	$0.02	$0.03	$0.05
Net income per share, basic	$0.54	$0.53	$1.25	$1.00

Diluted income per share:
Net income from continuing operations	$0.52	$0.50	$1.19	$0.94
Earnings from discontinued operations, net of income tax	$0.01	$0.02	$0.03	$0.05
Net income per share, diluted	$0.53	$0.52	$1.22	$0.99

Shares used in per share calculation:
Basic	3,701	3,618	3,691	3,612
Diluted	3,777	3,698	3,769	3,677

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$15	$16	$28	$29
Sales and marketing	$53	$21	$102	$40
Research and development	$42	$8	$81	$19
General and administrative	$98	$42	$189	$81

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	April 30,	April 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,598	$3,613

Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	(98)	(170)
Depreciation and amortization	150	144
Amortization of intangible assets	158	158
Stock-based compensation	400	169
Provision (recovery) of bad debt allowance	(48)	17
Changes in assets and liabilities:
Accounts receivable	(716)	848
Other assets	(113)	(107)
Accounts payable	91	138
Accrued liabilities and other liabilities	386	(207)
Deferred revenues	72	816
Deferred rent	(2)	(74)
Net cash provided by operating activities	4,878	5,345

Cash flows from investing activities:
Purchases of property and equipment	(100)	(257)
Net cash used in investing activities	(100)	(257)

Cash flows from financing activities:
Proceeds from sale of common stock, net	325	184
Principal payments under capital lease obligations	(5)	(8)
Net cash provided by financing activities	320	176

Effect of foreign exchange rate changes on cash and cash equivalents	1,002	295
Net increase in cash and cash equivalents from operating, investing and financing activities	6,100	5,559
Net increase in cash and cash equivalents from discontinued operations	98	170
Cash and cash equivalents at beginning of period	19,086	8,231
Cash and cash equivalents at end of period	$25,284	$13,960

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2007. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed on January 29, 2008 (File No. 08557145). The Company’s operating results for the three and six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2008, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2.  STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended April 30, 2008 totaled $208,000 and $400,000 respectively; the amount of stock-based compensation expense related to the Company’s equity incentive plan (“Equity Incentive Plan”) and directors stock option plan (“Director Plan”) was $178,000 and $356,000, respectively; and related to the Company’s employee stock purchase plan (“ESPP”) was $30,000 and $44,000, respectively. Stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended April 30, 2007 totaled $87,000 and $169,000, respectively; the amount of stock-based compensation expense related to the Company’s stock option plans was $64,000 and $124,000, respectively; and related to the Company’s ESPP was $23,000 and $45,000, respectively.

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007

Net income from continuing operations	$1,977	$1,825	$4,500	$3,443
Net income from discontinued operations, net of income taxes	16	81	98	170
Net income	$1,993	$1,906	$4,598	$3,613

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,701	3,618	3,691	3,612

Net income from continuing operations	$0.53	$0.51	$1.22	$0.95
Net income from discontinued operations, net of income taxes	$0.01	$0.02	$0.03	$0.05
Net income per share, basic	$0.54	$0.53	$1.25	$1.00

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,701	3,618	3,691	3,612
Dilutive securities - common stock options and shares subject to repurchase	76	80	78	65
Weighted average - common shares outstanding and potentially dilutive common shares	3,777	3,698	3,769	3,677

Net income from continuing operations	$0.52	$0.50	$1.19	$0.94
Net income from discontinued operations, net of income taxes	$0.01	$0.02	$0.03	$0.05
Net income per share, diluted	$0.53	$0.52	$1.22	$0.99

NOTE 4.    OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheet consists of cumulative foreign currency translation adjustments.

Comprehensive income for the three and six month periods ended April 30, 2008 and April 30, 2007, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Net income, as reported	$1,993	$1,906	$4,598	$3,613
Foreign currency translation adjustment	662	221	873	241
Comprehensive income	$2,655	$2,127	$5,471	$3,854

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

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract was originated.

The following table reflects revenues for the three and six months ended April 30, 2008 and April 30, 2007 by each geographic region (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Revenues by region:
North America	$2,778	$1,995	$4,780	$4,426
Europe	3,349	2,827	6,038	5,421
Asia	594	368	2,187	494
Total	$6,721	$5,190	$13,005	$10,341

The following table reflects long-lived assets as of April 30, 2008 and October 31, 2007 in each geographic region (in thousands):

	As of April 30,	As of October 31,
	2008	2007
Total long-lived assets by region:
North America	$262	$282
Europe	466	460
Asia	291	201
Total	$1,019	$943

NOTE 6.  SETTLEMENT OF LITIGATION

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. A prior customer of the Company sought indemnification from us for alleged infringement of intellectual property rights related to a product that we discontinued in 2004. The customer’s indemnification claims included seeking recovery of costs it incurred in defending a now settled suit brought against it by a third party who had asserted that such third party’s intellectual property rights had been infringed. The Company reached a settlement agreement with respect to this pending litigation on June 3, 2008 for a cash settlement payment of $800,000 and a full mutual release of claims. The Company had previously recorded a contingency reserve for this litigation of approximately $63,000 in the fiscal quarter ended January 31, 2007. An additional charge of $800,000 was recorded to general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended April 30, 2008 to reflect this settlement. A payment of $62,500 was made to the customer during the three months ended April 30, 2008, and $800,000 has yet to be paid and is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of April 30, 2008.

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

Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006 when the disposition occurred. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three and six months ended April 30, 2008 and April 30, 2007 as net income from discontinued operations, net of income taxes. Reported revenues for these periods no longer include any revenues from the WebSphere consulting practice.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, pursuant to which Versant was entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale

Agreement, which expired on January 31, 2008. For the three and six months ended April 30, 2008, Versant recorded $16,000 and $98,000, respectively, in royalties from Sima pursuant to the Sale Agreement as net income from discontinued operations.

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

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations, (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for Versant beginning November 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company is currently assessing the impact of SFAS 141R on its consolidated financials statements..

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant beginning November 1, 2008 and the Company believes SFAS 157 will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant beginning November 1, 2008. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS No. 157. The Company believes adoption of SFAS 159 will not have an impact on the consolidated financial statements.

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which in turn are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements included in this Report on Form 10-Q may include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements are subject to and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2007. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

In addition to our product offerings, we offer a variety of services, including consulting, training and technical support services to assist users in developing and deploying applications based on Versant Object Database and FastObjects.

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

•      Maintenance and technical support services for these products;

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and industry trends, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

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

•                  Collection is probable.

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or until satisfaction of the contingency, as applicable. Our license fees are generally non-cancelable and non-refundable. Also, our customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer’s delay or acceleration in its deployment schedule does not impact our revenue recognition in the case of a prepaid deployment license. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term in which the PCS is to be performed, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides a report to us for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

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

We test for any goodwill impairment within our single Data Management operating segment. All of our goodwill has been aggregated from, and acquired in connection with, the following acquisitions:

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

Income Taxes

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2007 and April 30, 2008 for our deferred tax assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of operations to total revenues:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
License	66%	63%	65%	62%
Maintenance	33	36	34	37
Professional services	1	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	1	2	1	1
Amortization of intangible assets	1	2	1	2
Maintenance	6	7	6	7
Professional services	0	0	1	1
Total cost of revenues	8	11	9	11

Gross profit	92	89	91	89

Operating expenses:
Sales and marketing	14	17	14	16
Research and development	17	16	16	17
General and administrative	29	21	24	22
Total operating expenses	60	54	54	55

Income from operations	32	35	37	34
Interest and other income, net	2	3	3	3
Income from continuing operations before taxes	34	38	40	37
Provision for income taxes	4	3	5	4
Net income from continuing operations	30	35	35	33
Net income from discontinued operations, net of income taxes	0	2	0	2
Net income	30%	37%	35%	35%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and six months ended April 30, 2008 and April 30, 2007 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$4,425	$3,285	$1,140	35%	$8,387	$6,449	$1,938	30%
Maintenance revenues	2,229	1,877	352	19%	4,459	3,794	665	18%
Professional services revenues	67	28	39	139%	159	98	61	62%
Total	$6,721	$5,190	$1,531	29%	$13,005	$10,341	$2,664	26%

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

Our total revenues increased by $1.5 million (or 29%) for the three months ended April 30, 2008 over the corresponding period in fiscal 2007. This increase resulted primarily from an approximate $1.1 million (or 35%) increase in license revenues and an approximate $352,000 (or 19%) increase in maintenance revenues for the three months ended April 30, 2008 compared to the corresponding period in fiscal 2007, and included approximately $630,000 of revenues resulting from favorable foreign currency fluctuations.

Our total revenues increased by $2.7 million (or 26%) for the six months ended April 30, 2008 over the corresponding period in fiscal 2007. This increase resulted primarily from an approximate $1.9 million (or 30%) increase in license revenues and an approximate $665,000 (or 18%) increase in maintenance revenues for the six months ended April 30, 2008 compared to the corresponding period in fiscal 2007, and included approximately $1.0 million of revenues resulting from favorable foreign currency fluctuations.

Significant customers who contributed 10% or more of our total revenues included two telecommunications customers who contributed approximately 29% of total revenues in the second quarter of fiscal 2008, and two telecommunications customers (one of which was not one of the significant revenue contributors in the second quarter of fiscal 2008) also accounted for approximately 23% of our total revenues for the six months ended April 30, 2008. Two customers (one from telecommunications and the other from the defense sector) accounted for approximately 35% of our total revenues in the second quarter of fiscal 2007 and one telecommunications customer accounted for 14% of our total revenues for the six months ended April 30, 2007.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. License revenues also are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods.

License. License revenues represent license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $4.4 million for the three months ended April 30, 2008, an increase of $1.1 million (or 35%) from $3.3 million reported for the comparable period in fiscal 2007. The higher license revenues for the three months ended April 30, 2008 were mainly attributable to two significant license agreements with two telecommunications customers totaling approximately $1.8 million, partially offset by a significant license transaction with a U.S. defense contractor for approximately $788,000 for the three months ended April 30, 2007, and included favorable foreign currency fluctuations of approximately $430,000.

License revenues were $8.4 million for the six months ended April 30, 2008, an increase of $1.9 million (or 30%) from $6.4 million reported for the comparable period in fiscal 2007. The higher license revenues for the six months ended April 30, 2008 were mainly attributable to three significant license transactions with three telecommunications customers totaling approximately $3.7 million, partially offset by one significant license transaction with a U.S defense customer for approximately $788,000 and by a license transaction with a European customer for approximately $1.2 million for the six months ended April 30, 2007, and included favorable foreign currency fluctuations of approximately $649,000.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $2.2 million for the three months ended April 30, 2008, an increase of $352,000 (or 19%) from $1.9 million reported for the comparable period in fiscal 2007. The increase in maintenance revenues for the three months ended April 30, 2008 was due primarily to approximately $240,000 of back maintenance and maintenance revenues derived from a European based telecommunications customer, and incremental maintenance revenues of approximately $144,000 recognized in the second quarter of fiscal 2008 related primarily to license revenue growth from both U.S. and European based customers over the past fiscal year, and included favorable foreign currency fluctuations of approximately $193,000.

Maintenance revenues were $4.5 million for the six months ended April 30, 2008, an increase of $665,000 (or 18%) from $3.8 million reported for the comparable period in fiscal 2007. The increase in maintenance revenues for the six months ended April 30, 2008 was due primarily to incremental maintenance revenues of approximately $460,000 recognized in the first six months of fiscal 2008 related primarily to license revenue growth from both U.S. and European based customers over the past year, and back maintenance and maintenance revenues of approximately $240,000 derived from a European based telecommunications customer, and included favorable foreign currency fluctuations of approximately $343,000.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $67,000 for the three months ended April 30, 2008, an increase of $39,000 (or 139%) from $28,000 reported for the comparable period in fiscal 2007. Professional services revenues were $159,000 for the six months ended April 30, 2008, an increase of $61,000 (or 62%) from $98,000 reported for the comparable period in fiscal 2007. The increase in professional services revenues for the three and six months ended April 30, 2008 was mainly attributable to consulting revenues derived from our European operations.

International Revenues. The following table summarizes our revenues by geographic area for the three and six months ended April 30, 2008 and April 30, 2007 (in thousands, except percentages):

	Three Months Ended						Six Months Ended
	April 30,						April 30,
		Percentage		Percentage	Change			Percentage		Percentage	Change
	2008	of revenues	2007	of revenues	Amount	Percentage	2008	of revenues	2007	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
Revenues by geographic area:
North America	$2,778	41%	$1,995	38%	$783	39%	$4,780	37%	$4,426	43%	$354	8%
Europe	3,349	50%	2,827	55%	522	18%	6,038	46%	5,421	52%	617	11%
Asia	594	9%	368	7%	226	61%	2,187	17%	494	5%	1,693	343%
Total	$6,721	100%	$5,190	100%	$1,531	29%	$13,005	100%	$10,341	100%	$2,664	26%

International revenues (revenues from the European and Asian regions) represented approximately 59% of our total revenues for the three months ended April 30, 2008, as compared to 62% for the comparable period in 2007.

International revenues represented approximately 63% of our total revenues for the six months ended April 30, 2008, as compared to 57% for the comparable period in 2007.

For the three months ended April 30, 2008, the increase in revenues we experienced from the North American region compared to the corresponding period in 2007 was due primarily to the closing of a license agreement for approximately $930,000 with a North American telecommunications customer. The increase in our international revenues was due primarily to a license transaction with a European telecommunications customer for approximately $800,000, and to a lesser degree, due to the closing of a license transaction for approximately $231,000 with an Asia Pacific customer in the second quarter of fiscal 2008.

For the six months ended April 30, 2008, we experienced a higher proportion of international revenues than in recent quarters due primarily to the closing of a significant license transaction for approximately $1.4 million with an Asia Pacific telecommunications customer in the first quarter of fiscal 2008, and a license transaction for approximately $837,000 with a European based telecommunications customer in the second quarter of fiscal 2008.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Cost of Revenues

The following table summarizes total cost of revenues for the three and six months ended April 30, 2008 and April 30, 2007 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$79	$94	$(15)	-16%	$159	$141	$18	13%
Amortization of intangible assets	79	79	—	0%	158	158	—	0%
Cost of maintenance	366	370	(4)	-1%	750	776	(26)	-3%
Cost of professional services	28	20	8	40%	55	60	(5)	-8%
Total	$552	$563	$(11)	-2%	$1,122	$1,135	$(13)	-1%

Total Cost of Revenues.  Total cost of revenues was $552,000 for the three months ended April 30, 2008, remaining at a relatively consistent level in absolute dollars compared to $563,000 for the comparable period in fiscal 2007, even though revenues for the three months ended April 30, 2008 increased by 29% over revenues for the corresponding period in fiscal 2007.

Total cost of revenues was $1.1 million for the six months ended April 30, 2008, remaining at a relatively consistent level in absolute dollars compared to $1.1 million for the comparable period in fiscal 2007, even though revenues for the six months ended April 30, 2008 increased by 26% over revenues for the corresponding period in fiscal 2007.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, product media and packaging costs.

Cost of license revenues was $79,000 (or 2% of license revenues) for the three months ended April 30, 2008, a decrease of $15,000 (or 16%) from $94,000 (or 3% of license revenues) reported for the comparable period in fiscal 2007. The decrease in cost of license revenues for the three months ended April 30, 2008 was primarily due to a decrease in cost of third party products in our U.S. operations of approximately $23,000.

Cost of license revenues was $159,000 (or 2% of license revenues) for the six months ended April 30, 2008, an increase of $18,000 (or 13%) from $141,000 (or 2% of license revenues) reported for the comparable period in fiscal 2007. The increase in cost of license revenues for the six months ended April 30, 2008 was primarily due to unfavorable foreign currency fluctuations of approximately $13,000.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets for the three and six months ended April 30, 2008 was consistent with the amounts incurred in the corresponding periods in fiscal 2007. We expect to incur quarterly amortization charges of approximately $79,000 for the remainder of fiscal 2008.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $366,000 (or 16% of maintenance revenues) for the three months ended April 30, 2008 remaining at a relatively consistent level in absolute dollars compared to $370,000 (or 20% of maintenance revenues) for the comparable period in fiscal 2007, even though maintenance revenues for the three months ended April 30, 2008 increased by 19% over maintenance revenues for the corresponding period in fiscal 2007.

Cost of maintenance revenues was $750,000 (or 17% of maintenance revenues) for the six months ended April 30, 2008, a decrease of $26,000 (or 3%) from $776,000 (or 20% of maintenance revenues) reported for the comparable period in fiscal 2007. The decrease was primarily due to a reduction in facility expenses of approximately $100,000 in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices. This decrease was partially offset by unfavorable foreign currency fluctuations of approximately $48,000 and an increase in salary and bonus expense for approximately $31,000 as a result of higher net income in our U.S. operations.

Cost of maintenance revenues as a percentage of maintenance revenues decreased by 4% and 3%, respectively, for the three and six months ended April 30, 2008 from the corresponding periods in fiscal 2007. These decreases was primarily due to the fact that, during the three and six months ended April 30, 2008, we have been able to provide increased maintenance and support services with approximately the same number of personnel as we used to provide such services for the corresponding periods in fiscal 2007.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $28,000 (or 42% of professional services revenues) for the three months ended April 30, 2008 compared to $20,000 (or 71% of professional services revenues) reported for the corresponding period in 2007.

Cost of professional services revenues was $55,000 (or 35% of professional services revenues) for the six months ended April 30, 2008 compared to $60,000 (or 61% of professional services revenues) reported for the corresponding period in 2007.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended April 30, 2008 and April 30, 2007 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$956	$874	$82	9%	$1,797	$1,634	$163	10%
Research and development	1,101	821	280	34%	2,155	1,713	442	26%
General and administrative	1,978	1,095	883	81%	3,063	2,303	760	33%
Total	$4,035	$2,790	$1,245	45%	$7,015	$5,650	$1,365	24%

Total Operating Expenses. Total operating expenses were $4.0 million for the three months ended April 30, 2008, an increase of $1.2 million (or 45%) from $2.8 million reported for the comparable period in 2007. This increase resulted primarily from an increase in our general and administrative expenses due to the settlement of a pending litigation and, to a lesser degree, from an increase in our research and development expenses and sales and marketing expenses, and included unfavorable foreign currency exchange fluctuations of approximately $249,000.

Total operating expenses were $7.0 million for the six months ended April 30, 2008, an increase of $1.4 million (or 24%) from $5.7 million reported for the comparable period in 2007. This increase resulted primarily from an increase in our general and administrative expenses due to the settlement a pending litigation, an increase in our research and development expenses and, to a lesser degree, from an increase in our sales and marketing expenses, and included unfavorable foreign currency exchange fluctuations of approximately $454,000.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $956,000 (or 14% of revenues) for the three months ended April 30, 2008 and $874,000 (or 17% of revenues) for the comparable period in fiscal 2007. The $82,000 (or 9%) increase in absolute dollars for the three months ended April 30, 2008 was primarily due to unfavorable foreign currency exchange fluctuations of approximately $83,000 and an approximate $44,000 increase in marketing expenses related to advertising campaigns, trade shows and other marketing programs in our U.S. operations. This increase was partially offset by an approximate $40,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices.

Sales and marketing expenses were $1.8 million (or 14% of revenues) for the six months ended April 30, 2008 and $1.6 million (or 16% of revenues) for the comparable period in fiscal 2007. The $163,000 (or 10%) increase in absolute dollars for the six months ended April 30, 2008 was primarily due to unfavorable foreign currency exchange fluctuations of approximately $146,000, and an approximate $59,000 increase in marketing expenses related to advertising campaigns, trade shows and other marketing programs in our U.S. operations, and an approximate $27,000 increase in salary and related expenses as a result of one additional headcount in our European operations. These increases were partially offset by an approximate $75,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices.

We expect our quarterly sales and marketing expenses to generally remain at the current levels for the remainder of fiscal 2008.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors.

Research and development expenses were $1.1 million (or 17% of revenues) for the three months ended April 30, 2008 and $821,000 (or 16% of revenues) for the comparable period in fiscal 2007. The $280,000 (or 34%) increase in absolute dollars for the three months ended April 30, 2008 was mainly due to an increase of approximately $115,000 as a result of using third party contractors for certain research and development projects during the three months ended April 30, 2008 and unfavorable foreign currency exchange fluctuations of approximately $132,000.

Research and development expenses were $2.2 million (or 16% of revenues) for the six months ended April 30, 2008 and $1.7 million (or 17% of revenues) for the comparable period in fiscal 2007. The $442,000 (or 26%) increase in absolute dollars for the six months ended April 30, 2008 was mainly due to an increase of approximately $245,000 as a result of using third party contractors for certain research and development projects during the six months ended April 30, 2008, unfavorable foreign currency exchange fluctuations of approximately $249,000, and an increase in headcount of eight personnel in our European operations resulting in an increase of approximately $106,000 in salary and payroll related expenses from the corresponding period in fiscal 2007, as well as an increase in building rent expense in our Indian facility of approximately $73,000 from the comparable period of fiscal 2007. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $203,000.

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

General and administrative expenses were $2.0 million (or 29% of revenues) for the three months ended April 30, 2008 and $1.1 million (or 21% of revenues) for the comparable period in fiscal 2007. The $883,000 (or 81%) increase in absolute dollars for the three months ended April 30, 2008 was primarily due to an $800,000 settlement of a pending litigation, an approximate $60,000 increase in accounting and tax related consulting services, an approximate $50,000 increase in legal fees and costs, an approximate $44,000 increase in stock–based compensation expense primarily due to a higher recent market price of our stock, and unfavorable foreign currency exchange fluctuations of approximately $34,000.. These increases were partially offset by an approximate $118,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices and by an approximate $44,000 decrease in bonus expense for one of our executive officers.

General and administrative expenses were $3.1 million (or 24% of revenues) for the six months ended April 30, 2008 and $2.3 million (or 22% of revenues) for the comparable period in fiscal 2007. The $760,000 (or 33%) increase in absolute dollars for the six months ended April 30, 2008 was primarily due to an $800,000 settlement of a pending litigation, an approximate $86,000 increase in stock–based compensation expense as a result of a higher market price of our stock, an approximate $67,000 increase in salary and related expenses, an approximate $60,000 increase in accounting and tax related consulting services, and unfavorable foreign currency exchange fluctuations of approximately $59,000. These increases were partially offset by an approximate $190,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices, by an approximate $79,000 decrease in bonus expense for one of our executive officers, by an approximate $75,000 decrease in legal and accounting fees and other expenses in our European operations, and by an approximate $18,000 decrease in consulting and temporary help expenses in our U.S. operations.

For the remainder of fiscal 2008, we expect our quarterly general and administrative expenses to decrease significantly from the levels we experienced in the second quarter due to the settlement of the pending litigation for $800,000 during the three months ended April 30, 2008, as well as a decreased level of legal fees and related costs associated with this now settled litigation. We do anticipate moderate increases, however, in general and administrative expenses as a result of audit fees, salary and related expenses due to Sarbanes Oxley Section 404 internal controls compliance.

Interest and Other Income, Net

Interest and other income, net consists of interest income earned from our cash and cash equivalents, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net was $129,000 (or 2% of total revenues) for the three months ended April 30, 2008 and was $141,000 (or 3% of total revenues) for the comparable period in 2007. The decrease in absolute dollars of $12,000 (or 9%) was mainly due to the fact that interest and other income in the three months ended April 30, 2007 included income from the sale of excess furniture in connection with the relocation of our U.S. headquarters that did not recur in the second quarter of fiscal 2008 and foreign exchange losses incurred in the three months ended April 30, 2008 as a result of two European revenue transactions in which payments were remitted in U.S. dollars instead of euros. This decrease was offset primarily by an increase in interest income from both our European and U.S. operations as a result of higher cash balances.

Interest and other income, net was $330,000 (or 3% of total revenues) for the six months ended April 30, 2008 and was $243,000 (or 3% of total revenues) for the comparable period in 2007. The increase in absolute dollars of $87,000 (or 36%) was largely due to an increase in interest income from both our European and U.S. operations as a result of higher cash balances. This increase was partially offset by the absence in the second quarter of fiscal 2008 of other income associated with the sale of excess furniture related to the relocation of our U.S. headquarters that was recognized in the second quarter of fiscal 2007 and foreign exchange losses incurred as a result of two European revenue transactions in which payments were remitted in U.S. dollars instead of euros.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and six months ended April 30, 2008 and April 30, 2007 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Provision for income taxes
Foreign withholding taxes	$5	$27	$(22)	-81%	$241	$44	$197	448%
Provision for income taxes Europe	281	122	159	130%	456	287	169	59%
Federal, state and franchise taxes	—	4	(4)	-100%	1	25	(24)	-96%
Total	$286	$153	$133	87%	$698	$356	$342	96%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. Consequently, we accrued income taxes for our European operations of approximately $281,000 and $456,000, respectively, for the three and six months ended April 30, 2008. The Company’s tax provisions were based upon our projected fiscal 2008 effective tax rates.

We incurred foreign withholding taxes of approximately $5,000 and $27,000, respectively, for the three months ended April 30, 2008 and 2007, and approximately $241,000 and $44,000, respectively, for the six months ended April 30, 2008 and 2007, which we have included in our income tax provision. The increase of approximately $197,000 in foreign withholding taxes for the six months ended April 30, 2008 over the comparable period in fiscal 2007 was mainly attributable to withholding taxes related to one significant license agreement with an Asia Pacific customer during the first quarter of fiscal 2008.

We record a valuation allowance to reduce our tax assets to an amount for which realization is deemed more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of April 30, 2008, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended April 30, 2008. As of April 30, 2008, we had cash and cash equivalents of approximately $25.3 million, an increase of $6.2 million over the $19.1 million of cash and cash equivalents we held at October 31, 2007.

As of April 30, 2008, $16.9 million of our $25.3 million in cash and cash equivalents on that date was held in foreign financial institutions, of which substantially all was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of April 30, 2008			As of October 31, 2007
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euros		€10,538	$16,447		€6,924	$9,978
British Pound	£85		169		£48	99
Indian Rupee	Rs.	8,969	223	Rs.	4,445	113
Total			$16,839			$10,190

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal 2008 was comprised of approximately $1.0 million of favorable foreign currency fluctuations on our revenues, $66,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $454,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $480,000 in our statement of operations for the six months ended April 30, 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2008.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and pounds sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pound sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, we have maintained approximately 33% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 47 days and 36 days for the three months ended April 30, 2008 and April 30, 2007, respectively.

Our working capital was $21.4 million as of April 30, 2008 compared to $15.3 million as of October 31, 2007.

Cash Flow used in Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the six months ended April 30, 2008, $100,000 of cash was used in investing activities and was comprised entirely of purchases of property and equipment.

Cash Flow provided by Financing Activities

The primary source of cash from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Director Plan and Employee Stock Purchase Plan.

For the six months ended April 30, 2008, $320,000 of cash was provided by financing activities, consisting of cash inflows of $325,000 due to proceeds from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans, reduced by principal payments of $5,000 under capital lease obligations.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of April 30, 2008 we had approximately 204,836 shares available to issue under our current Equity Incentive Plan and our Director Plan. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of April 30, 2008 consist of obligations under operating leases for facilities and equipment commitments.

Our annual minimum commitments as of April 30, 2008 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheet as of April 30, 2008, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total

Six months ending October 31, 2008	$286	$11	$297
Fiscal year ending October 31,
2009	445	16	461
2010	181	6	187
Thereafter	—	—	—
Total	$912	$33	$945

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

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. A prior customer of the Company sought indemnification from us for alleged infringement of intellectual property rights related to a product that was discontinued in 2004. The customer’s indemnification claims included seeking recovery of costs it incurred in defending a now settled suit brought against it by a third party who had asserted that such third party’s intellectual property rights had been infringed. The Company reached a settlement agreement with respect to this pending litigation on June 3, 2008 for a cash settlement payment of $800,000 and a full mutual release of claims. The $800,000 has yet to be paid and is included in accrued liabilities in our balance sheet as of April 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal 2008 was comprised of approximately $1.0 million of favorable foreign currency fluctuations on our revenues, $66,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $454,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $480,000 in our statement of operations for the six months ended April 30, 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and, to a lesser degree, pounds sterling as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pounds sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, we have maintained approximately 33% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Shareholders on April 24, 2008. Set forth below are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting.

1. Election of Directors. At the meeting, the following individuals (who constitute all of the Company’s directors) were elected to the Company’s Board of Directors, each to serve until the next Annual Meeting of Shareholders and until his successor has been duly elected and qualified or until his earlier resignation or removal:

Name of Director	Votes For	Votes Withheld

Jochen Witte	2,750,617	96,502

Uday Bellary	2,836,839	10,280

Wiliam Henry Delevati	2,837,149	9,970

Herbert May	2,836,885	10,234

Bernhard Woebker	2,683,069	164,050

2. Amendment of 2005 Directors’ Stock Option Plan. Approval of an amendment to the Company’s 2005 Directors’ Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 50,000 shares:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

1,762,498	61,103	3,508	1,020,010

3. Ratification of Accountant. Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year 2008 ending October 31, 2008:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

2,838,050	7,918	1,151	—

ITEM 6.  EXHIBITS

(a)          Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit			Incorporated by Reference			Filed with this
Number	Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*          This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:	/s/ Jerry Wong

June 16, 2008	Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Chief Accounting Officer)

/s/Jochen Witte

Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)