Form 10-Q
period 2008-07-31
VERSANT CORP
filed 2008-09-12
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

☐ Yes   ☒  No

As of September 5, 2008, there were outstanding 3,745,790 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended July 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 31,	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,407	$19,086
Trade accounts receivable, net of allowance for doubtful accounts of $72 and $68 at July 31, 2008 and October 31, 2007, respectively	3,511	2,330
Other current assets	797	506
Total current assets	31,715	21,922

Property and equipment, net	787	835
Goodwill	6,720	6,720
Intangible assets, net	645	881
Other assets	201	108
Total assets	$40,068	$30,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$363	$157
Accrued liabilities	2,663	2,756
Deferred revenues	3,933	3,707
Deferred rent	14	7
Total current liabilities	6,973	6,627

Deferred revenues	456	641
Deferred rent	19	29
Other long-term liabilities	53	4
Total liabilities	7,501	7,301

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,745,547 and 3,671,924 shares issued and outstanding as of July 31, 2008 and October 31, 2007, respectively	97,406	96,004
Accumulated other comprehensive income, net	2,140	1,346
Accumulated deficit	(66,979)	(74,185)
Total stockholders’ equity	32,567	23,165
Total liabilities and stockholders’ equity	$40,068	$30,466

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007

Revenues:
License	$3,943	$2,925	$12,330	$9,373
Maintenance	2,305	2,225	6,764	6,019
Professional services	52	98	211	197
Total revenues	6,300	5,248	19,305	15,589

Cost of revenues:
License	75	73	233	215
Amortization of intangible assets	79	79	237	237
Maintenance	354	377	1,103	1,153
Professional services	18	33	74	93
Total cost of revenues	526	562	1,647	1,698

Gross profit	5,774	4,686	17,658	13,891

Operating expenses:
Sales and marketing	898	877	2,696	2,511
Research and development	1,003	785	3,159	2,497
General and administrative	1,181	1,039	4,244	3,342
Total operating expenses	3,082	2,701	10,099	8,350

Income from operations	2,692	1,985	7,559	5,541
Interest and other income, net	261	116	591	358
Income from continuing operations before taxes	2,953	2,101	8,150	5,899
Provision for income taxes	295	228	992	585
Net income from continuing operations	2,658	1,873	7,158	5,314
Net income from discontinued operations, net of income taxes	—	61	98	232
Net income	$2,658	$1,934	$7,256	$5,546

Basic income per share:
Net income from continuing operations	$0.71	$0.51	$1.93	$1.47
Earnings from discontinued operations, net of income tax	$—	$0.02	$0.03	$0.06
Net income per share, basic	$0.71	$0.53	$1.96	$1.53

Diluted income per share:
Net income from continuing operations	$0.70	$0.50	$1.89	$1.44
Earnings from discontinued operations, net of income tax	$—	$0.02	$0.03	$0.06
Net income per share, diluted	$0.70	$0.52	$1.92	$1.50

Shares used in per share calculation:
Basic	3,729	3,648	3,704	3,624
Diluted	3,806	3,734	3,781	3,696

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$14	$16	$42	$45
Sales and marketing	$51	$24	$153	$64
Research and development	$43	$9	$124	$28
General and administrative	$119	$52	$308	$133

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	July 31,	July 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,256	$5,546

Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	(98)	(232)
Depreciation and amortization	236	244
Amortization of intangible assets	237	237
Stock-based compensation	627	270
Provision (recovery) of bad debt allowance	(1)	4
Changes in assets and liabilities:
Accounts receivable	(999)	(628)
Other assets	(359)	(35)
Accounts payable	187	113
Accrued liabilities and other liabilities	(229)	—
Deferred revenues	(162)	464
Deferred rent	(4)	(61)
Net cash provided by operating activities	6,691	5,922

Cash flows from investing activities:
Purchases of property and equipment	(172)	(616)
Net cash used in investing activities	(172)	(616)

Cash flows from financing activities:
Proceeds from sale of common stock, net	775	447
Principal payments under capital lease obligations	(8)	(13)
Net cash provided by financing activities	767	434

Effect of foreign exchange rate changes on cash and cash equivalents	937	289
Net increase in cash and cash equivalents from operating, investing and financing activities	8,223	6,029
Net increase in cash and cash equivalents from discontinued operations	98	232
Cash and cash equivalents at beginning of period	19,086	8,231
Cash and cash equivalents at end of period	$27,407	$14,492

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information contained in this report have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2007. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed on January 29, 2008 (File No. 08557145). The Company’s operating results for the three and nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2008, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

NOTE 2.                       STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended July 31, 2008 totaled $227,000 and $627,000 respectively; the amount of stock-based compensation expense related to the Company’s equity incentive plan (“Equity Incentive Plan”) and directors stock option plan (“Director Plan”) was $186,000 and $541,000, respectively; and related to the Company’s employee stock purchase plan (“ESPP”) was $41,000 and $86,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended July 31, 2007 totaled $101,000 and $270,000, respectively; the amount of stock-based compensation expense related to the Company’s stock option plans was $72,000 and $196,000, respectively; and related to the Company’s ESPP was $29,000 and $74,000, respectively.

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007

Net income from continuing operations	$2,658	$1,873	$7,158	$5,314
Net income from discontinued operations, net of income taxes	—	61	98	232
Net income	$2,658	$1,934	$7,256	$5,546

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,729	3,648	3,704	3,624

Net income from continuing operations	$0.71	$0.51	$1.93	$1.47
Net income from discontinued operations, net of income taxes	—	0.02	0.03	0.06
Net income per share, basic	$0.71	$0.53	$1.96	$1.53

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,729	3,648	3,704	3,624
Dilutive securities - common stock options and shares subject to repurchase	77	86	77	72
Weighted average - common shares outstanding and potentially dilutive common shares	3,806	3,734	3,781	3,696

Net income from continuing operations	$0.70	$0.50	$1.89	$1.44
Net income from discontinued operations, net of income taxes	—	0.02	0.03	0.06
Net income per share, diluted	$0.70	$0.52	$1.92	$1.50

NOTE 4.                       OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Comprehensive income for the three and nine month periods ended July 31, 2008 and July 31, 2007, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007
Net income, as reported	$2,658	$1,934	$7,256	$5,546
Foreign currency translation adjustment	(79)	27	794	268
Comprehensive income	$2,579	$1,961	$8,050	$5,814

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

The following table reflects revenues for the three and nine month periods ended July 31, 2008 and July 31, 2007 by each geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007
Revenues by region:
North America	$1,470	$3,043	$6,250	$7,469
Europe	4,341	2,059	10,379	7,480
Asia	489	146	2,676	640
Total	$6,300	$5,248	$19,305	$15,589

The following table reflects long-lived assets as of July 31, 2008 and October 31, 2007 in each geographic region (in thousands):

	As of July 31,	As of October 31,
	2008	2007
Total long-lived assets by region:
North America	$246	$282
Europe	456	460
Asia	286	201
Total	$988	$943

NOTE 6.                       SETTLEMENT OF LITIGATION

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. A prior customer of the Company sought indemnification from us for alleged infringement of intellectual property rights related to a product that we discontinued in 2004. The customer’s indemnification claims included seeking recovery of costs it incurred in defending a now settled suit brought against the customer by a third party who had asserted that such third party’s intellectual property rights had been infringed. The Company and this prior customer reached a settlement agreement with respect to this pending litigation on June 3, 2008, for a cash settlement payment of $800,000 and a full mutual release of claims. The Company had previously recorded a contingency reserve for this litigation of approximately $63,000 in the fiscal quarter ended January 31, 2007. As a result of this settlement, an additional charge of $800,000 was recorded to general and administrative expenses for the fiscal quarter ended April 30, 2008 which is reflected in the accompanying condensed consolidated statement of income for the nine months ended July 31, 2008 to reflect this settlement. A payment of $62,500 was made to the customer during the fiscal quarter ended April 30, 2008, and a settlement payment of $800,000 was made to the customer during the fiscal quarter ended July 31, 2008.

NOTE 7.                       DISCONTINUED OPERATIONS

On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions (“Sima”), a privately held U.S. based company. Versant’s WebSphere consulting practice provided consulting and training services to end-users of IBM’s WebSphere® application server software. As a result of this transaction, Versant ceased conducting its WebSphere business. In connection with Versant’s sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant’s WebSphere consulting practice, joined Sima.

Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006 when the disposition occurred. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three and nine months ended July 31, 2008 and July 31, 2007 as net income from discontinued operations, net of income taxes. Reported revenues for these periods no longer include any revenues from the WebSphere consulting practice, which are instead reported as net income from discontinued operations, net of income taxes.

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, pursuant to which Versant was entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement. This 24-month period expired on January 31, 2008. Consequently no further royalties were payable from Sima to Versant for periods after Versant’s fiscal quarter ended January 31, 2008. Accordingly, for the three months ended July 31, 2008, Versant did not record any royalties from Sima; although for the nine months ended July 31, 2008, Versant recorded $98,000 in royalties from Sima pursuant to the Sale Agreement as net income from discontinued operations.

NOTE 8.                       INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on November 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At November 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there are no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since November 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

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

NOTE 9.                       RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations, (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for Versant beginning November 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for Versant beginning November 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes adoption of SFAS 160 will not have an impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). This statement clarifies the definition of fair value and the method used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This new guidance will become effective for Versant beginning November 1, 2008 and the Company believes SFAS 157 will not have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant beginning November 1, 2008. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS No. 157. The Company believes adoption of SFAS 159 will not have an impact on the consolidated financial statements.

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business and general economic conditions, including potential changes in currency exchange rates. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which in turn are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements included in this Report on Form 10-Q may include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements are subject to and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, levels of activity, performance or achievement to be materially different from any future operating results, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2007. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

•                  Reimbursements received for out-of-pocket expenses, which we incurred and are recorded as revenues in our statements of income.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our balance sheets and of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and industry trends, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

Revenue Recognition

We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Our revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”) and, to a lesser degree, agreements for consulting and training activities.

We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered by us at a future date. If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, we defer all revenues from that transaction until sufficient evidence of the fair value exists or until all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

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

VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses that we sell directly to End-Users. VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR’s applications and sold directly to End-Users. VARs are required to report their distribution of our software and are charged a royalty that is either based on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VARs, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

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

Income Taxes

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2007 and July 31, 2008 for our deferred tax assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of income to total revenues:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
License	63%	56%	64%	60%
Maintenance	36	42	35	39
Professional services	1	2	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	1	1	1	1
Amortization of intangible assets	1	2	1	2
Maintenance	6	7	6	7
Professional services	0	1	1	1
Total cost of revenues	8	11	9	11

Gross profit	92	89	91	89

Operating expenses:
Sales and marketing	14	16	14	16
Research and development	16	15	16	16
General and administrative	19	20	22	21
Total operating expenses	49	51	52	53

Income from operations	43	38	39	36
Interest and other income, net	4	2	3	2
Income from continuing operations before taxes	47	40	42	38
Provision for income taxes	5	4	5	4
Net income from continuing operations	42	36	37	34
Net income from discontinued operations, net of income taxes	0	1	1	2
Net income	42%	37%	38%	36%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and nine months ended July 31, 2008 and July 31, 2007 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$3,943	$2,925	$1,018	35%	$12,330	$9,373	$2,957	32%
Maintenance revenues	2,305	2,225	80	4%	6,764	6,019	745	12%
Professional services revenues	52	98	(46)	-47%	211	197	14	7%
Total	$6,300	$5,248	$1,052	20%	$19,305	$15,589	$3,716	24%

Total Revenues. Total revenues are comprised of license fees, and revenues from maintenance, consulting, training and other support services. Fluctuations in total revenues are generally attributable to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. Our revenues as shown in the above table and in the accompanying statements of income included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as “net income from discontinued operations, net of income taxes”. See NOTE 7 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

Our total revenues increased by $1.1 million (or 20%) for the three months ended July 31, 2008 over the corresponding period in fiscal 2007. This increase resulted primarily from an approximate $1.0 million (or 35%) increase in license revenues for the three months ended July 31, 2008 compared to the corresponding period in fiscal 2007, and included approximately $611,000 of revenues (comprising 58% of the $1.1 million increase in total revenues) resulting from favorable foreign currency fluctuations.

Our total revenues increased by $3.7 million (or 24%) for the nine months ended July 31, 2008 over the corresponding period in fiscal 2007. This increase resulted primarily from an approximate $3.0 million (or 32%) increase in license revenues and an approximate $745,000 (or 12%) increase in maintenance revenues for the nine months ended July 31, 2008 compared to the corresponding period in fiscal 2007, and included approximately $1.6 million of revenues (comprising 44% of the $3.7 million increase in total revenues) resulting from favorable foreign currency fluctuations.

Significant customers who contributed 10% or more of our total revenues included two telecommunications customers who together contributed approximately 33% of total revenues in the third quarter of fiscal 2008, and one telecommunications customer who also accounted for approximately 12% of our total revenues for the nine months ended July 31, 2008. Two telecommunications customers together accounted for approximately 31% of our total revenues in the third quarter of fiscal 2007 and one telecommunications customer accounted for approximately 12% of our total revenues for the nine months ended July 31, 2007.

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

License revenues were $3.9 million for the three months ended July 31, 2008, an increase of $1.0 million (or 35%) from $2.9 million reported for the comparable period in fiscal 2007. The higher license revenues for the three months ended July 31, 2008 were mainly attributable to two significant license agreements with two telecommunications customers totaling approximately $1.9 million and included favorable foreign currency fluctuations of approximately $422,000; however these increases in license revenues for the three months ended July 31, 2007 were partially offset by approximately $1.0 million of license revenues from one customer in the telecommunications sector recognized in the three months ended July 31, 2007 that were not repeated in the three months ended July 31, 2008.

License revenues were $12.3 million for the nine months ended July 31, 2008, an increase of approximately $3.0 million (or 32%) from $9.4 million reported for the comparable period in fiscal 2007. The higher license revenues for the nine months ended July 31, 2008 were mainly attributable to several significant license transactions with four telecommunications customers together totaling approximately $5.3 million and included favorable foreign currency fluctuations of approximately $1.1 million; however, these increases in license revenues for the nine months ended July 31, 2007 were partially offset by approximately $2.2 million of license revenues from two customers in the telecommunications sector recognized in the nine months ended July 31, 2007 that were not repeated in the nine months ended July 31, 2008.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $2.3 million for the three months ended July 31, 2008, an increase of $80,000 (or 4%) from $2.2 million reported for the comparable period in fiscal 2007.

Maintenance revenues were $6.8 million for the nine months ended July 31, 2008, an increase of $745,000 (or 12%) from $6.0 million reported for the comparable period in fiscal 2007. The increase in maintenance revenues for the nine months ended July 31, 2008 was due primarily to incremental maintenance revenues of approximately $516,000 recognized in the first nine months of fiscal 2008 related to license revenue growth from both U.S. and European based customers over the past year, and back maintenance and maintenance revenues of approximately $240,000 derived from a European based telecommunications customer, and included favorable foreign currency fluctuations of approximately $526,000.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $52,000 for the three months ended July 31, 2008, a decrease of $46,000 (or 47%) from $98,000 reported for the comparable period in fiscal 2007. Professional services revenues were $211,000 for the nine months ended July 31, 2008, an increase of $14,000 (or 7%) from $197,000 reported for the comparable period in fiscal 2007.

International Revenues. The following table summarizes our revenues by geographic area for the three and nine months ended July 31, 2008 and July 31, 2007 (in thousands, except percentages):

	Three Months Ended						Nine Months Ended
	July 31,						July 31,
		Percentage		Percentage	Change			Percentage		Percentage	Change
Revenues by geographic area:	2008	of revenues	2007	of revenues	Amount	Percentage	2008	of revenues	2007	of revenues	Amount	Percentage
	(unaudited)						(unaudited)
North America	$1,470	23%	$3,043	58%	$(1,573)	-52%	$6,250	32%	$7,469	48%	$(1,219)	-16%
Europe	4,341	69%	2,059	39%	2,282	111%	10,379	54%	7,480	48%	2,899	39%
Asia	489	8%	146	3%	343	235%	2,676	14%	640	4%	2,036	318%
Total	$6,300	100%	$5,248	100%	$1,052	20%	$19,305	100%	$15,589	100%	$3,716	24%

International revenues (revenues from the European and Asian regions) represented approximately 77% of our total revenues for the three months ended July 31, 2008, as compared to 42% for the comparable period in fiscal 2007.

International revenues represented approximately 68% of our total revenues for the nine months ended July 31, 2008, as compared to 52% for the comparable period in fiscal 2007.

For the three months ended July 31, 2008, the increase in international revenues was due primarily to two significant license transactions with two European based telecommunications customers totaling approximately $1.9 million, and to a lesser degree, due to the closing of a license transaction for approximately $360,000 with an Asia Pacific customer, and included approximately $611,000 of revenues resulting from favorable foreign currency fluctuations.

For the nine months ended July 31, 2008, the increase in international revenues was due primarily to license transactions with two European based telecommunications customers totaling approximately $2.6 million, and three significant license transactions totaling approximately $1.9 million with two Asia Pacific telecommunications customers, and included approximately $1.6 million of revenues resulting from favorable foreign currency fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

A variety of factors may impact Versant’s future revenues, including the potential strengthening of the U.S. dollar (which would have the effect of reducing portions of our revenue resulting from favorable currency exchange fluctuations) and the generally more difficult economic environment currently being experienced in the U.S. and Europe, which may impact demand for our products and services.

Cost of Revenues

The following table summarizes total cost of revenues for the three and nine months ended July 31, 2008 and July 31, 2007 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
Cost of revenues:	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Cost of license	$75	$73	$2	3%	$233	$215	$18	8%
Amortization of intangible assets	79	79	—	0%	237	237	—	0%
Cost of maintenance	354	377	(23)	-6%	1,103	1,153	(50)	-4%
Cost of professional services	18	33	(15)	-45%	74	93	(19)	-20%
Total	$526	$562	$(36)	-6%	$1,647	$1,698	$(51)	-3%

Total Cost of Revenues.  Total cost of revenues was $526,000 for the three months ended July 31, 2008, remaining at a relatively consistent level in absolute dollars compared to $562,000 for the comparable period in fiscal 2007, even though revenues for the three months ended July 31, 2008 increased by 20% over revenues for the corresponding period in fiscal 2007.

Total cost of revenues was $1.6 million for the nine months ended July 31 2008, remaining at a relatively consistent level in absolute dollars compared to $1.7 million for the comparable period in fiscal 2007, even though revenues for the nine months ended July 31, 2008 increased by 24% over revenues for the corresponding period in fiscal 2007.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, product media and packaging costs.

Cost of license revenues was $75,000 (or 2% of license revenues) for the three months ended July 31, 2008, remaining at a relatively consistent level compared to $73,000 (or 2% of license revenues) reported for the comparable period in fiscal 2007, even though license revenue for the three months ended July 31, 2008 increased by 35% over license revenues for the three months ended July 31, 2007.

Cost of license revenues was $233,000 (or 2% of license revenues) for the nine months ended July 31, 2008, an increase of $18,000 (or 8%) from $215,000 (or 2% of license revenues) reported for the comparable period in fiscal 2007. The increase in cost of license revenues for the nine months ended July 31, 2008 was primarily due to unfavorable foreign currency fluctuations of approximately $20,000.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets for the three and nine months ended July 31, 2008 was consistent with the amounts incurred in the corresponding periods in fiscal 2007. We expect to incur quarterly amortization charges of approximately $79,000 for the remainder of fiscal 2008.

Maintenance. Cost of maintenance revenues consists primarily of cost of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $354,000 (or 15% of maintenance revenues) for the three months ended July 31, 2008, decreasing slightly in absolute dollars compared to $377,000 (or 17% of maintenance revenues) for the comparable period in fiscal 2007, even though maintenance revenues for the three months ended July 31, 2008 increased by 4% over maintenance revenues for the corresponding period in fiscal 2007.

Cost of maintenance revenues was $1.1 million (or 16% of maintenance revenues) for the nine months ended July 31, 2008, a decrease of $50,000 (or 4%) from $1.2 million (or 19% of maintenance revenues) reported for the comparable period in fiscal 2007. The decrease was primarily due to a reduction in facility expenses of approximately $160,000 in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices. This decrease was partially offset by unfavorable foreign currency fluctuations of approximately $71,000 and an increase in salary and bonus expense of approximately $41,000 in our U.S. operations.

Cost of maintenance revenues as a percentage of maintenance revenues decreased by 2% and 3%, respectively, for the three and nine months ended July 31, 2008 from the corresponding periods in fiscal 2007. These decreases was primarily due to the fact that, during the three and nine months ended July 31, 2008, we have been able to provide increased maintenance and support services with approximately the same number of personnel as we used to provide such services for the corresponding periods in fiscal 2007.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $18,000 (or 35% of professional services revenues) for the three months ended July 31, 2008 compared to $33,000 (or 34% of professional services revenues) reported for the corresponding period in fiscal 2007.

Cost of professional services revenues was $74,000 (or 35% of professional services revenues) for the nine months ended July 31, 2008 compared to $93,000 (or 47% of professional services revenues) reported for the corresponding period in fiscal 2007.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended July 31, 2008 and July 31, 2007 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
Operating expenses:	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Sales and marketing	$898	$877	$21	2%	$2,696	$2,511	$185	7%
Research and development	1,003	785	218	28%	3,159	2,497	662	27%
General and administrative	1,181	1,039	142	14%	4,244	3,342	902	27%
Total	$3,082	$2,701	$381	14%	$10,099	$8,350	$1,749	21%

Total Operating Expenses. Total operating expenses were $3.1 million for the three months ended July 31, 2008, an increase of $381,000 (or 14%) from $2.7 million reported for the comparable period in 2007. This increase resulted primarily from an increase in our research and development expenses and, to a lesser degree, from an increase in our general administrative expenses, and included unfavorable foreign currency exchange fluctuations of approximately $226,000.

Total operating expenses were $10.1 million for the nine months ended July 31, 2008, an increase of $1.7 million (or 21%) from $8.4 million reported for the comparable period in 2007. This increase resulted primarily from an increase in our general and administrative expenses due to the settlement of a pending litigation in the second quarter of fiscal 2008, an increase in our research and development expenses and, to a lesser degree, from an increase in our sales and marketing expenses, and included unfavorable foreign currency exchange fluctuations of approximately $679,000.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $898,000 (or 14% of revenues) for the three months ended July 31, 2008 and $877,000 (or 16% of revenues) for the comparable period in fiscal 2007. The $21,000 (or 2%) increase in absolute dollars for the three months ended July 31, 2008 was primarily due to unfavorable foreign currency exchange fluctuations of approximately $83,000 and an approximate $33,000 increase in salary and related expenses as a result of one additional headcount in our European operations, and an approximate $22,000 increase in stock–based compensation expense primarily due to a higher recent market price of our stock. These increases were partially offset by an approximate $95,000 decrease in sales commission expense in our European operations due to over performance of the sales targets for the three months ended July 31, 2007 not repeated for the corresponding period in 2008, and an approximate $40,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices.

Sales and marketing expenses were $2.7 million (or 14% of revenues) for the nine months ended July 31, 2008 and $2.5 million (or 16% of revenues) for the comparable period in fiscal 2007. The $185,000 (or 7%) increase in absolute dollars for the nine months ended July 31, 2008 was primarily due to unfavorable foreign currency exchange fluctuations of approximately $229,000, and an approximate $55,000 increase in marketing expenses related to advertising campaigns, trade shows and other marketing programs in both our European and U.S. operations, and an approximate $24,000 increase in stock—based compensation expense primarily due to a higher recent market price of our stock. These increases were partially offset by an approximate $115,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices.

For the fourth quarter of fiscal 2008, we expect our quarterly sales and marketing expenses to be relatively consistent with our quarterly sales and marketing expense levels thus far in fiscal 2008, and to continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors.

Research and development expenses were $1.0 million (or 16% of revenues) for the three months ended July 31, 2008 and $785,000 (or 15% of revenues) for the comparable period in fiscal 2007. The $218,000 (or 28%) increase in absolute dollars for the three months ended July 31, 2008 was mainly due to an increase of approximately $81,000 as a result of using third party contractors for certain research and development projects and unfavorable foreign currency exchange fluctuations of approximately $102,000.

Research and development expenses were $3.2 million (or 16% of revenues) for the nine months ended July 31, 2008 and $2.5 million (or 16% of revenues) for the comparable period in fiscal 2007. The $662,000 (or 27%) increase in absolute dollars for the nine months ended July 31, 2008 was mainly due to an increase of approximately $293,000 as a result of using third party contractors for certain research and development projects, unfavorable foreign currency exchange fluctuations of approximately $350,000, an increase in headcount of eight personnel in our European operations resulting in an increase of approximately $108,000 in salary and payroll related expenses from the corresponding period in fiscal 2007, and an increase in building rent expense in our Indian facility of approximately $96,000 from the comparable period of fiscal 2007. These increases were partially offset by a decrease in research and development expenses as a result of headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $185,000 during the nine months ended July 31, 2008.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at the current levels for the fourth quarter of fiscal 2008.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $1.2 million (or 19% of revenues) for the three months ended July 31, 2008 and $1.0 million (or 20% of revenues) for the comparable period in fiscal 2007. The $142,000 (or 14%) increase in absolute dollars for the three months ended July 31, 2008 was primarily due to an approximate $134,000 increase in Sarbanes Oxley Section 404 internal control compliance (SOX 404) related audit fees, consulting services and salary related expenses, an approximate $60,000 increase in stock–based compensation expense primarily due to a higher recent market price of our stock, and unfavorable foreign currency exchange fluctuations of approximately $41,000. These increases were partially offset by an approximate $119,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices.

General and administrative expenses were $4.2 million (or 22% of revenues) for the nine months ended July 31, 2008 and $3.3 million (or 21% of revenues) for the comparable period in fiscal 2007. The $902,000 (or 27%) increase in absolute dollars for the nine months ended July 31, 2008 was primarily due to an $800,000 settlement of a litigation, an approximate $197,000 increase in SOX 404 related audit fees, consulting services and salary related expenses, an approximate $146,000 increase in stock—based compensation expense as a result of a higher market price of our stock, and unfavorable foreign currency exchange fluctuations of approximately $101,000. These increases were partially offset by an approximate $310,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices, and an approximate $70,000 decrease in bonus expense for one of our executive officers.

For the fourth quarter of fiscal 2008, we anticipate moderate increases from the prior third quarter in our general and administrative expenses as a result of audit fees, consulting services and salary and related expenses due to Sarbanes Oxley Section 404 internal controls compliance and fiscal 2008 financial audit fees.

Interest and Other Income, Net

Interest and other income, net consists of interest income earned from our cash and cash equivalents, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net was $261,000 (or 4% of total revenues) for the three months ended July 31, 2008 and was $116,000 (or 2% of total revenues) for the comparable period in 2007. The increase in absolute dollars of $145,000 (or 125%) was mainly due to an increase in interest income from our European operations as a result of higher cash balances and favorable foreign currency exchange fluctuations.

Interest and other income, net was $591,000 (or 3% of total revenues) for the nine months ended July 31, 2008 and was $358,000 (or 2% of total revenues) for the comparable period in 2007. The increase in absolute dollars of $233,000 (or 65%) was largely due to an increase in interest income from both our European and U.S. operations as a result of higher cash balances and favorable foreign currency exchange fluctuations. This increase was partially offset by the absence in fiscal 2008 of other income associated with the sale of excess furniture related to the relocation of our U.S. headquarters that was recognized in the nine months ended July 31, 2007.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and nine months ended July 31, 2008 and July 31, 2007 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
Provision for income taxes	2008	2007	Amount	Percentage	2008	2007	Amount	Percentage
	(unaudited)				(unaudited)
Foreign withholding taxes	$17	$5	$12	240%	$258	$50	$208	416%
Provision for income taxes Europe	272	223	49	22%	726	510	216	42%
Provision for income taxes India	1	—	1	100%	2	—	2	100%
Federal, state and franchise taxes	5	—	5	100%	6	25	(19)	-76%
Total	$295	$228	$67	29%	$992	$585	$407	70%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. Consequently, we accrued income taxes for our European operations of approximately $272,000 and $726,000, respectively, for the three and nine months ended July 31, 2008. The Company’s tax provisions were based upon our projected fiscal 2008 effective tax rates.

We incurred foreign withholding taxes of approximately $17,000 and $5,000, respectively, for the three months ended July 31, 2008 and 2007, and approximately $258,000 and $50,000, respectively, for the nine months ended July 31, 2008 and 2007, which we have included in our income tax provision. The increase of approximately $208,000 in foreign withholding taxes for the nine months ended July 31, 2008 over the comparable period in fiscal 2007 was mainly attributable to withholding taxes related to one significant license agreement with an Asia Pacific customer during the first quarter of fiscal 2008.

We record a valuation allowance to reduce our tax assets to an amount for which realization is deemed more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of July 31, 2008, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended July 31, 2008. As of July 31, 2008, we had cash and cash equivalents of approximately $27.4 million, an increase of $8.3 million over the $19.1 million of cash and cash equivalents we held at October 31, 2007.

As of July 31, 2008, $18.9 million of our $27.4 million in cash and cash equivalents on that date was held in foreign financial institutions, of which substantially all was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of July 31, 2008			As of October 31, 2007
Cash in foreign currency:	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)
Euros		€11,827	$18,428		€6,924	$9,978
British Pound		£21	41		£48	99
Indian Rupee	Rs.	10,141	239	Rs.	4,445	113
Total			$18,708			$10,190

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal 2008 was comprised of approximately $1.6 million of favorable foreign currency fluctuations on our revenues, $98,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $679,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $823,000 in our statement of income for the nine months ended July 31, 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2008.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and pounds sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pound sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, we have maintained approximately 32% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). Collection of accounts receivable and related DSO could fluctuate in the future periods due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 53 days and 65 days for the three months ended July 31, 2008 and July 31, 2007, respectively.

Our working capital was $24.7 million as of July 31, 2008 compared to $15.3 million as of October 31, 2007.

Cash Flow used in Investing Activities

The primary use of our cash in investing activities is typically for the acquisition of property and equipment.

For the nine months ended July 31, 2008, $172,000 of cash was used in investing activities and was comprised entirely of purchases of property and equipment.

Cash Flow provided by Financing Activities

The primary source of cash from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Director Plan and Employee Stock Purchase Plan.

For the nine months ended July 31, 2008, $767,000 of cash was provided by financing activities, consisting of cash inflows of $775,000 due to proceeds from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans, reduced by principal payments of $8,000 under capital lease obligations.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of July 31, 2008, we had approximately 204,036 shares available to issue under our current Equity Incentive Plan and our Director Plan. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of July 31, 2008 consist of obligations under operating leases for facilities and equipment commitments.

Our annual minimum commitments as of July 31, 2008 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheet as of July 31, 2008, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total

Three months ending October 31, 2008	$143	$6	$149
Fiscal year ending October 31,
2009	574	16	590
2010	216	6	222
Thereafter	—	—	—
Total	$933	$28	$961

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal 2008 was comprised of approximately $1.6 million of favorable foreign currency fluctuations on our revenues, $98,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $679,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $823,000 in our statement of income for the nine months ended July 31, 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros and, to a lesser degree, pounds sterling as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our European operations, however, in some instances act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of euros or pounds sterling against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. Additionally, we have maintained approximately 32% of our total cash balance in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

September 12, 2008
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Chief Accounting Officer)

/s/Jochen Witte

Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)