Form 10-K
period 2008-10-31
VERSANT CORP
filed 2009-01-14
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2008.
Or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-28540

VERSANT CORPORATION
(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-3079392 (I.R.S. Employer Identification No.)

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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter): $111,067,258

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 6, 2009, was 3,753,949 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement relating to its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2008

i

        Without limitation, Versant Object Database, VDS, Versant®, FastObjects, Versant JDO, Versant Open Access, Vedding, Vitness, Vhistle, Visper, Vorkout, reVind, Varehouse, db4o, db4objects and other Versant product names referred to herein are trademarks of Versant in the United States and/or other countries. All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements are based on Versant's current expectations about our business, industry, operating results and financial condition and reflect our current beliefs and assumptions as of the date of this report based upon information that is reasonably available to us at the date of this report. In many cases you may identify these forward-looking statements by words such as "will," "should," "may," "might", "believes," "anticipates," "expects," "intends," "estimates" and similar expressions. These forward-looking statements may include, among other things, projections of our future financial performance, financial condition and trends anticipated for our business.

        We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict, particularly in light of the recent downturn in the United States and global economies. Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A of this report,—"Risk Factors"—which you should read carefully. We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason. Readers are urged to carefully review and consider the various disclosures made by Versant in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of risks and factors that may affect our business.

ii

PART I

Item 1.    Business

Overview of the Company

        We are a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing. We design, develop, market and support object-oriented database management system products that companies use to solve complex data management and data integration problems. We also provide related product support, training, and consulting services to assist users in developing and deploying software applications based on our products. We operate our business within a single operating segment that we refer to as "Data Management".

        Our mission is to be a preferred vendor of core data management solutions to world-class enterprises whose businesses require the successful management of large and complex bodies of data. To achieve this goal our general strategy has been to develop and offer powerful, scalable and highly reliable data management solutions capable of handling a wide array of challenging applications for sophisticated customers in many industries. For example, we market our products to companies in the telecommunications and defense industries, as well as to customers in several vertical markets including technology, financial services, transportation, and health care. Our software has been used in strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing, scheduling and other applications. We strive to continually improve our core data management products and related tools to make our solutions both more useful and increasingly dependable. In our research and development efforts we also strive to make our products usable and accessible by customers using different computing or software platforms, in order to expand the markets and industries we serve.

        We were incorporated in California in August 1988 under the name Object Sciences Corporation and completed our initial public offering of our common stock under the name of Versant Object Technology Company in July 1996. The name of the company was changed to Versant Corporation on July 15, 1998. In November 2002, we acquired Mokume Software, Inc., a privately held company that developed technology for use in real-time applications. In March 2004, we acquired Poet Holdings, Inc. (Poet) through a merger. Prior to that merger, Poet was a provider of object-oriented data management software headquartered in the United States, whose stock was publicly traded on the Frankfurt Stock Exchange. In June 2004, we acquired the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., a privately held South African company and in July 2004, we acquired FastObjects, Inc., a private company that held North American distribution rights with respect to Poet's FastObjects database management product. In September 2004, we sold Poet's Catalog solutions business. In August of 2005, we effected a 1-for-10 reverse split of our outstanding common stock. In February 2006, we sold our WebSphere consulting business. After the close of our 2008 fiscal year, on December 1, 2008 we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly named db4objects, Inc.), which included an open source object database software solution targeting the embedded device market. Our principal executive offices are located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065 and our telephone number is (650) 232-2400.

        Our website URL is www.versant.com. Other than as expressly set forth in this annual report, the information contained in, or referred to on, our website is not a part of this annual report.

        We conduct most of our administrative operations from our U.S headquarters in Redwood City, California and the offices of our German subsidiary, Versant GmbH. Our research and development activities are primarily conducted by our German subsidiary, Versant GmbH, which is headquartered in Hamburg, Germany and by our Indian subsidiary, Versant India, which is headquartered in Pune, India.

        In fiscal 2007 we liquidated the operations of our former U.K. subsidiary and transferred its operations to our offices in Germany.

Industry Background

        Computerized data management has evolved significantly over the past few decades. As business computing became more sophisticated, network and hierarchical databases emerged in the 1970s to serve growing business data requirements. In the 1980s, these types of databases were largely superseded by relational database technology, which continues to be a widely prevalent database technology today. The mid to late 1980s saw the emergence of object-oriented software programming. In object-oriented programming, smaller software building blocks called "objects", which can perform specific functions, are aggregated with other objects in order to create larger software systems. With the advent of object-oriented software programming, it became possible to incorporate the unique features and advantages of object-based software into database management solutions. Our principal products are object-based database management software solutions, which we believe have advantages over relational database technology. In particular, we believe that object-based database management solutions are especially well suited for successfully addressing the complex and challenging data management and analytical requirements of companies who need to rapidly source, update, analyze and use very large changing bodies of complex data for a wide variety of business applications.

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

  •
  Application Server Software—Deployment software that is used to build and deploy Internet applications, including commercial websites and internal company websites and applications requiring a higher degree of scalability than that which is typically deployed in support of solutions for smaller user populations.

  •
  Cache—Performance enhancing software that works with servers to improve their response times and throughput.

  •
  Cores—A multicore chip, i.e., a computer chip that contains more than one central processing unit, allowing for greater increases in computing power in contrast to a single central processing unit.

  •
  Data Integration—a broad term for a variety of techniques that enable the data from one software system to be used in other software systems.

  •
  Disk mirroring—a technique using specialized software, and often specialized hardware, to get the same data on two storage disks for the purpose of increasing the reliability or making a quick snapshot (duplicate backup) of a database.

  •
  Fault tolerant server—a server that offers higher reliability through the use of duplicated hardware and specialized software, so that, in the event of a failure of one database, the surviving database can continue offering normal service.

  •
  Java—a software programming language originally developed by Sun Microsystems.

  •
  J2EE-based—an application or software component that is deployed in a Java 2 Enterprise Edition (J2EE) software environments.

  •
  JDO—Java Data Object, a standard-based Java API for Versant.

  •
  JDBC—Java Database Connectivity, a standard in the relational database world for processing SQL to Java.

  •
  JVI—Java Versant Interface, a proprietary-based Java API for Versant.

  •
  Object-Oriented—object-oriented software uses smaller building blocks called objects to create larger software systems.

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

Overview of Our Products and Services

        We provide sophisticated data management solutions designed to address complex data management needs. Our Versant Object Database product is used primarily by larger enterprises which have significant large-scale data management requirements, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries. Since the incorporation of Poet's FastObjects solution into our product line in March 2004, we expanded the scope of our solutions to also address the data management needs of smaller systems. With our acquisition of db4o in December 2008, we have recently added a database solution for the embedded device space which we plan to continue to develop and support.

        The data management needs of our customers usually involve many business functions, ranging from usage and management of the customer's internal data to the processing of externally originated information such as customer enrollment, billing and payment transaction data. Our solutions have also been used to solve complex data management issues such as fraud detection, risk analysis, yield management, and a host of other problems that require an application specific data management solution.

        In addition to our product offerings, to assist users in their development and deployment of applications based on the Versant Object Database, FastObjects and db4o, we offer a variety of related services, including consulting, training, and technical support services. We also provide customers with maintenance and support services with respect to our products.

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

  •
  Support for Component Architectures.  The Versant Object Database client integrates with leading J2EE application servers, including IBM WebSphere, BEA Weblogic and Red Hat JBoss application servers. These application servers enable users to build and deploy J2EE-based applications that will work compatibly and directly with the Versant Object Database in order to gain our productivity and performance advantages.

  •
  Support of Major Operating Systems.  Versant products operate on a wide range of server platforms, including UNIX platforms from Sun Microsystems, Hewlett-Packard and IBM, Linux platforms from Red Hat, and Microsoft Windows platforms.

  •
  Support of Major Embedded Operating Systems.  Versant products operate on a wide range of handheld platforms, including J2ME, Microsoft Compact Framework, and Google's Android.

Products

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

        Version 7.0 of VOD includes our core object database management system, C++ and Java language interfaces (proprietary JVI and standards-based JDO), and XML for import and export of data into the database. By bundling these components with VOD, we believe we are enhancing the solution that we are offering, thereby making it easier for customers to deploy applications requiring these components.

        As part of the VOD family of solutions, we also offer our Vedding, Vitness, Vhistle, Visper, Vorkout, reVind, and Varehouse solutions as add-on options that a customer can use in situations requiring advanced capabilities.

  •
  Vedding provides highly reliable operations in mission-critical environments. This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails due to operating system failure, hardware breakdown or any other form of interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without any interruption in application processing.

  •
  Vitness is an add-on tool for the monitoring of Versant Object Databases, designed following the standard managing console/remote agent paradigm. The remote agent resides on the Versant server system, while the managing console is a graphical interface running on a Versant client system to display the ongoing activity of the monitored database.

  •
  Vhistle add-on module for Versant Object Database supports both master-slave and peer-to-peer asynchronous replication between multiple object servers. This can be used to replicate data to a distributed recovery site or to replicate data between multiple local object servers for increased performance and reliability.

  •
  Visper allows customers to keep a secondary database near the state of the production database for reporting and fast restore requirements. This option is especially useful for customers with very large data sets.

  •
  Vorkout allows the online compaction of production database data volumes for special categories of applications that are performing heavy data deletions. This option allows customers to ensure continuous operations at required performance levels by eliminating performance degradation due to fragmentation, a common problem for databases in this application category.

  •
  reVind product provides JDBC/ODBC driver connectivity, allowing the use of standard SQL enabled tooling to access VOD. This is especially useful for customers who use industry standard reporting tools such as Crystal Reports and Microsoft Access.

  •
  Varehouse enables VOD to use the mirroring and backup features of other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

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

db4o

        db4o is an open source object database that enables Java and .NET developers to store and retrieve any application object with only one line of code, eliminating the need to predefine or maintain a separate, rigid data model. The db4o product targets embedded applications and embedded operating system deployments. We acquired db4o in an asset purchase in December 2008 after the close of our 2008 fiscal year; accordingly no assets, liabilities, revenues or expenses associated with this product are reflected in our financial statements included in this report.

Services

        We derived approximately 37% of our revenues from services in fiscal 2008. Our services include maintenance and support programs for our data management products, consulting services and the development of customer-specific extensions to our products.

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

        We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses, typically sold on a per seat basis, authorize a customer to develop an application program that uses our software product. Under a deployment license, a customer is permitted to deploy an application that it has developed under a development license from us. End-Users generally purchase deployment licenses based on the number of central processing units (CPUs) accessing the server that will run the application using our database management system. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of Versant Object Database and FastObjects varies according to several factors, including the number of CPUs/Cores per server on which the applications run, and the number of users that are able to access the server at any particular time. Customers may elect to simultaneously purchase development and deployment licenses for their projects, or instead may initially purchase only a development license and purchase a deployment license only when their applications developed on our software are completed. Pricing of db4o also varies according to several factors, including the number of CPUs/Cores per server on which the applications run, and the number of users that are able to access the server at any particular time. However, due to the open source nature of the db4o product, for db4o at this time we only offer use/ deployment licenses (and not development licenses).

        VARs and distributors purchase development licenses from us on a per seat basis and on terms similar to those of development licenses that we sell directly to End-Users. VARs are authorized to sublicense deployment copies of our data management products, which are either bundled or embedded in the VARs' applications, directly to End-Users. VARs are required to report the distribution of our software to us and are charged a royalty that is based either on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VAR to its end-user customers. These royalties may be prepaid in full or paid upon deployment.

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

        Indirect Sales.    Part of our sales strategy is to further develop indirect distribution channels, such as value-added resellers and systems integrators who address new markets or industries. Systems integrators may integrate our products with their own or those of other vendors, in order to provide a complete solution to their customers. Under their agreements with Versant, value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Some of our value-added resellers and systems integrators offer products they produced by themselves or by other vendors, which may in some cases compete with our products.

        Marketing.    The primary objective of our marketing efforts is to build increased visibility for Versant and its products and to generate sales leads for our business. Our marketing programs have included our efforts at cultivating media and analyst relations, fostering valuable investor communications, speakers' programs, online marketing, partner-marketing programs, sponsoring database technology scholarship programs at the university level, and participation in conferences and tradeshows. Our products are typically marketed through (i) development licenses, which entitle the customer to develop applications that use a Versant software product, and (ii) deployment licenses, which entitle the customer to sell and market product applications developed through use of our software.

        Sales Process.    The cycle for a complete sale of our products to new and large enterprise customers can often exceed nine months and may extend to a year or beyond. For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally shorter. During the sales cycle, meetings involving both Versant technical and management staff are conducted frequently at the prospective customer's site and at our headquarters. As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products. Upon completion of the evaluation, a customer that chooses our solution may purchase one or more development licenses, depending upon the number of their programmers that will develop and build the customer's application. Development licenses enable the customer to develop applications that use our software. Additionally, a customer may purchase technical support, training courses and consulting services. Our customers may also purchase deployment licenses from us enabling them to deploy applications developed under a Versant development license. In some cases our customers purchase deployment licenses at the same time they purchase development licenses. In other cases customers may instead defer their purchase of deployment licenses and related maintenance until they complete the application development under their development license (a process that typically takes at least six months and can exceed one year).

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

        International Sales and Marketing.    Our international sales are recorded by our subsidiary in Germany, which sells our products through distributors and value-added resellers, as well as directly to end-users. For fiscal 2008, our international revenues derived from customers outside North America made up approximately 63% of our total revenues, compared to 54% for fiscal 2007 and 63% for fiscal 2006.

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

Research and Development

        Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors and, to a lesser degree, capital equipment expenses. Currently our research and development activity is conducted primarily in our Hamburg, Germany and Pune, India facilities. In fiscal 2008, fiscal 2007 and fiscal 2006, our research and development expenses were $4.1 million, $3.4 million and $3.1 million, respectively. We anticipate that in the future we will continue to invest significant resources in research and development activities, particularly in Germany and India, to develop new products, to advance the technology of our existing products and to develop new business opportunities.

Intellectual Property and Other Proprietary Rights

        We regard our products as proprietary. We attempt to protect our technology by relying primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, "shrink-wrap" licenses displayed in evaluation downloads and in software installation screens, which impose certain restrictions on the licensee's ability to utilize our software. In addition, we take steps to avoid disclosure of our trade secrets, such as requiring persons with access to our proprietary information to execute non-disclosure agreements, and we restrict access to our software source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015. We also have certain trademarks and service marks.

Employees

        As of October 31, 2008, we and our subsidiaries had a total of 82 full time employees, of whom 14 were based in the United States, 37 in Europe, and 31 in India. Of the total, 49 employees were engaged in engineering and technical services, 14 were engaged in sales and marketing, 2 were engaged in the services organization, and the remaining 17 were engaged in general administration and finance. To the best of our knowledge, none of our employees is represented by a labor union. We have not experienced any organized work stoppage to date and believe that our relationship with our employees is generally good.

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

Past Restructuring

        As part of restructuring efforts we undertook in fiscal 2005 and 2006, we completed the following transactions to refocus the Company on its core object database management business:

        In February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments payable over a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of our WebSphere consulting practice for fiscal 2008, fiscal 2007 and fiscal 2006 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. See Note 4 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

        In July 2005, we spun off our former Versant Open Access.NET (or VOA.Net) assets to Vanatec GmbH (Vanatec), a privately held German company. Versant subsequently determined that the equity at risk in Vanatec was not sufficient to permit Vanatec to finance its activities without additional subordinated financial support from Versant. Therefore, we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended). As a result, in accordance with FIN 46(R), Vanatec's operating results were included in Versant's consolidated financial statements from July 2005 through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology previously licensed to Vanatec. As a result of this sale of its interest in Vanatec, we were no longer required to consolidate the operating results of Vanatec as a variable interest entity in our financial statements.

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

Item 1A.    Risk Factors.

This annual report on Form 10-K contains forward-looking statements regarding the Company that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause our actual results of operations and financial condition to differ materially from those contemplated in the forward-looking statements. The matters set forth below should be carefully considered when evaluating our business and prospects.

        We are dependent on a limited number of products, especially Versant Object Database or "VOD".    Nearly all of our license revenues to date have been derived from our VOD product, its predecessors and related products that add to or extend the capabilities of VOD. Consequently, if our ability to generate revenues from VOD were negatively impacted, our business, cash flows and results of operations would be materially and adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in demand in the North American or European markets for enterprise software, the current downturn in the global economy and any slowness in the U.S. or European economies or in key industries we serve, such as the telecommunications and defense industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive or economic factors, the adoption of new technologies or standards that make our products technologically obsolete and customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our 2004 acquisition of Poet and its FastObjects data management product and our December 2008 acquisition of db4o, we still expect that sales of VOD will continue to be very critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our VOD product can be expected to have a material negative impact on our business and results of operation.

        Our products face significant competition from larger competitors.    Our VOD, FastObjects and db4o products compete with products of other companies that offer database management systems. We face substantial competition from substantially larger and well-established relational database management companies including Oracle, Computer Associates, Sybase, IBM, and Microsoft. We also face competition from object database companies including Progress Software Corporation and Objectivity. Additionally, some of our prospective customers might attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Oracle Berkeley DB, a simplified database without query processing capability. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, better and wider name recognition, broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products. They may further have more direct access to corporate decision-makers of key customers based on their previous relationships with these customers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements and may be able to obtain sales of products competitive to ours through package sales of a suite of a variety of products for different applications that we do not offer. We may not be able to compete successfully against our current or future competitors, and competitive pressures could cause us to lose revenues or lower the prices for our products to increase or maintain our sales revenues, or to take other market-responsive actions, any of which could have a material adverse effect on our business, operating results and financial condition.

        Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability.    Our revenues and our ability to achieve and sustain profitability depend on continuing or increasing the level of overall demand for the software products and services we offer. Reduced demand for our product line may result from competition offered by competitors or alternative technologies, negative customer perception of our object-oriented technology or other causes, including economic conditions that adversely affect the industries of our most significant customers, such as the defense and telecommunications industries. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. Any significant reduction in the demand for our products could have a material adverse effect on our business and results of operations

        Current economic conditions may harm our business and results of operations.    During calendar 2008, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions, which are beyond our control, could cause many of our existing and potential customers to delay or reduce purchases of our products or services for some time, which in turn would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

        We depend on successful technology development.    We believe that it will be necessary for us to continue to incur significant research and development expenditures in order for us to remain competitive. While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects and risks posed by the current economic downturn, these expenditures will not necessarily result in successful product introductions. Uncertainties affecting the success of software development project introductions include technical difficulties, delays in the introductions of new products, market conditions, competitive products, and customer acceptance of and demand for new products and the operating systems they run on. We also face certain challenges in integrating third-party technology embedded in our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with our third-party technology providers, which may result in delays of the commercial release of new products. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products, and our future research and development capabilities. Failure to continue to timely develop technologies and products necessary for us to remain competitive is likely to have a material and adverse effect on our business.

        Our quarterly revenue levels are not predictable.    Our revenues have fluctuated (in some cases significantly) on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2008, our quarterly revenues fluctuated from a high of $6.7 million in the second quarter of 2008 to a low of $6.0 million in the fourth quarter of 2008; in fiscal 2007, our quarterly revenues fluctuated from a high of $5.6 million in the fourth quarter of 2007 to a low of $5.2 million in the first, second and third quarters of 2007; and in fiscal 2006, our quarterly revenues fluctuated from a high of $4.6 million in both the first and fourth quarters of 2006 to a low of $3.8 million in both the second and third quarters of 2006. These quarterly fluctuations have resulted from a number of factors, including but not limited to the following:

  •
  delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter and, in particular, the timing of any significant sales transactions;

  •
  the status of the market for enterprise software and general macroeconomic factors that impact our potential customers' capital purchasing decisions for information technology (or "IT") solutions, such as our products;

  •
  the lengthy sales cycle associated with our products, which complicates our ability to accurately forecast the timing of our revenues;

  •
  fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications and defense markets;

  •
  the extent to which we do or do not complete tasks under contracts for consulting projects which must be completed in order for us to recognize certain revenues under such contracts;

  •
  customer and market perceptions of the value and currency of object-oriented software technology;

  •
  uncertainty regarding the timing and scope of customers' deployment of applications based on VOD, where revenues are contingent upon the customer's deployment of our product;

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

  •
  customer deferrals of orders for our products or services in anticipation of product enhancements, the pending release of new product versions or new product offerings by us or our competitors;

  •
  potential customers' unwillingness to invest in our products given our size and assets.

        To expand and diversify our product line may adversely affect our operating results and may not result in the development of successful new products.    To develop new products in order to expand and diversify our product offerings beyond our core products, VOD, FastObjects and db4o, will likely require substantial marketing, research and development and sales expenditures, and in some cases product acquisition costs, with no assurance that we will receive incremental additional revenue from such new products. To develop successful new products typically requires us to incur significant marketing expenditures to determine viable products and applications and target customers, as well as substantial research and development expenditures and additional sales expense associated with selling new products to new customers. A significant portion of such expenses would likely be incurred well in advance of our recognition of any revenues from such new products, and thus could adversely affect our results of operations and cash flows for certain fiscal periods before we derive any significant revenues from such new products. In addition, there can be no assurance that any new products will be accepted in the marketplace or generate meaningful amounts of revenue or net income. Failure to develop successful new products may adversely affect our ability to successfully market other products and our future revenues. Consequently, the Company must act carefully when making product or technology development decisions. In December 2008 we acquired the db4o database assets of Servo Software, with the objective of giving us a new product, as well as access to new customers and additional revenue opportunities. However the financial costs of this acquisition and associated operational costs may adversely affect our results of operations for certain fiscal periods.

        Our future revenues are substantially dependent upon our installed customers continuing to license Versant products and renew their maintenance agreements for our products. Our future professional services and maintenance revenues are dependent on future sales of our software products.    We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related fees from the renewal of maintenance and support agreements. If our existing customers do not purchase additional products, upgrade existing products or renew their maintenance and support agreements with us, this could materially and adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services. This risk may be increased in the case of long-term customers who have not upgraded our products which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service revenues.

        Our customer concentration increases the potential volatility of our operating results.    Due to the nature of our products a significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of orders placed by large organizations. For example, one customer accounted for 23% of our total revenues for the first quarter of fiscal 2008; two customers accounted for 15%, and 14%, respectively, of our total revenues for the second quarter of fiscal 2008; two customers accounted for 22% and 11%, respectively, of our total revenues for the third quarter of fiscal 2008; but no one customer accounted for 10% or more of our total revenues for the fourth quarter of fiscal 2008 or for fiscal 2008. Two customers accounted for 14% and 8%, respectively, of our total revenues for fiscal 2007 and one customer accounted for 21% of our total revenues for the quarter ended October 31, 2007. The timing of large orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

        Our products have a lengthy sales cycle.    The sales cycle for our VOD, FastObjects and db4o products varies substantially from customer to customer. This sale cycle often exceeds nine months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the critical and strategic nature of our products and the expenditures associated with their purchase, our potential customers are typically very cautious in making decisions to acquire our products. In order for us to influence our customers' decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of our individual licenses, a lost or delayed sales transaction could potentially have a significant negative impact on our operating results for a particular fiscal period.

        We may not be able to manage our costs effectively given the unpredictability of our revenues.    We expect to continue to maintain a relatively high percentage of fixed expenses. Inasmuch as we have completed a restructuring in fiscal 2005 and 2006 to significantly reduce our operating expenses and in fiscal 2007 reduced the rent expense for our U.S. headquarters, we might be unable to further reduce certain fixed expenses to accommodate any revenue reductions. However, if our forecasted revenue does not materialize, then our business, financial condition and results of operations will be materially harmed.

        We rely on revenues from the telecommunications and defense industries; and these industries are characterized by complexity, intense competition and changes in purchasing cycles.    Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are also becoming increasingly dependent upon the defense industry for sales of VOD. Our success in these markets depends, to a large extent, on the general economic conditions affecting these industries, our ability to compete with other technology providers of solutions that directly compete with, or provide alternatives to, our products, our ability to develop products that can successfully interoperate in different computing environments and whether our existing and potential customers believe we have the expertise and financial stability necessary to provide effective solutions and support in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. The defense industry may experience new cycles of lower available technology budgets compared to previously high levels of U.S. defense spending for operations in Iraq and Afghanistan, or as a result of changes in budgetary and spending priorities as a result of the new U.S. presidential administration. As previously noted, the current global economy is in a recession and, in the past, general economic downturns have also adversely affected our ability to generate revenues from customers in the telecommunications, defense and other industries. In addition, the types of applications and commercial products for the telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited size and working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate skilled personnel to provide such ongoing consulting services.

        We rely on substantial revenues generated through our international operations and will continue to do so in the future.    A large portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain these international revenues. Following our 2004 acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than they had prior to that time. Consequently, we maintain offices in Germany and must conduct our operations internationally and maintain a significant presence in international markets. For fiscal 2008, international revenues derived from customers outside North America made up approximately 63% of our total revenues for the fiscal year, compared to 54% for fiscal 2007 and 63% for fiscal 2006. Our North American revenues were 37% of total revenues for fiscal 2008, compared to 46% for fiscal 2007 and 37% for fiscal 2006. Due to the changes in our sales management and organization, which has to some degree shifted more of our sales emphasis to European customers, we expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets, making our international revenues even more critical to our operations and cash flows.

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

        In addition, in light of increasing global security and terrorism, and the recent global economic downturn, there may be additional risks of disruption to our international sales activities. Any prolonged disruption in the markets in which we derive significant revenues may potentially have a material adverse impact on our revenues and results of operations.

        In order to be successful, Versant must attract, retain and motivate key employees, for whom competition is intense; and failure to do so could seriously harm the Company, particularly given the smaller size of our executive management team.    In order to effectively execute our business strategy, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, particularly so given the relatively smaller size of our executive management team, which currently consists of Jochen Witte, our President and Chief Executive Officer, and Jerry Wong, our Vice President Finance, Chief Financial Officer and Secretary. In December 2008 the employment of our Executive VP of Field Operations, who was based in Germany, terminated and that officer's duties are now being assumed by Jochen Witte, Versant's President and Chief Executive Officer, which will increase his responsibilities. Although we currently plan to recruit a new qualified sales executive in fiscal 2009, there can be no assurance that we will be able to do so on a timely basis. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. We reduced our workforce in connection with a restructuring of our operations in the fourth quarter of fiscal 2004 and in the third quarter of fiscal 2005. These factors, constraints on our ability to offer compensation at levels that may be offered by larger competitors and other circumstances may adversely affect our ability to attract and retain key management in the future. We must continue to motivate our employees and keep them focused on the achievement of our strategies and goals. We retain a significant number of employees in our offices in Pune, India. There is increasing competition for skilled employees in the Indian market, resulting in a greater risk of employee turnover and loss of key trained personnel there, which could adversely impact our research and development and quality control activities. In addition, we now employ a sizable German workforce subject to German employment law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

        Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals.    Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 37 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and our other employees. In addition, we also perform a significant amount of engineering work in India through our wholly owned subsidiary located in Pune, India. We currently employ about 31 employees in India, which represents approximately 38% of our total workforce. Our management team resides in both our U.S. headquarters in Redwood City, California, where our Chief Financial Officer is located, and in our offices in Hamburg, Germany, where our Chief Executive Officer resides. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans and causes us to incur certain additional travel and other expenses to maintain communications between our various offices.

        We are subject to litigation and the risk of future litigation.    Versant and certain of its former officers and directors were named as defendants in four class action lawsuits filed in 1998 in the United States District Court for the Northern District of California, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated under that Act, in connection with public statements about our financial performance. Although this case was later dismissed, there can be no assurance that we will not be subject to similar securities-related litigation in the future. In addition, during fiscal 2006, we settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of Mokume Software, Inc. in November 2002, persons associated with Mokume Software misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America's trademarks and trade names. Additionally, during fiscal 2008, we settled another litigation in which a prior customer was seeking indemnification from us for costs the customer had incurred in defending a suit brought against it by a third party, which alleged that a Versant product that was discontinued in 2004 infringed the third party's intellectual party. Litigation can be expensive to defend, can consume significant amounts of management time and can result in judgments or settlements that could have adverse effects on our results of operations, financial condition and cash reserves.

        We will incur increased costs to comply with certain requirements of the Sarbanes-Oxley Act of 2002 and regulations relating to corporate governance matters and public disclosure.    The provisions of the Sarbanes-Oxley Act of 2002, related rules adopted or proposed by the SEC and by the NASDAQ Stock Market and recent accounting pronouncements, including accounting rules regarding the expensing of stock options and accounting for uncertainty in income taxes, have increased our costs to evaluate the implications of these laws, regulations and standards and comply with their requirements. Based on the market price of our common stock on April 30, 2008, we became an "accelerated filer" under the Securities Exchange Act of 1934 for our fiscal year ended October 31, 2008, which resulted in our having to comply with the provisions of Section 404 of the Sarbanes-Oxley Act regarding certain assessments and auditor attestations regarding internal control structure reporting. Compliance with these assessment and attestation obligations has increased our general and administrative expenses. In addition, to maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with existing requirements and standards.

        Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report's assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report has only been in effect since 2004, some of our judgments will be in areas that may be open to interpretation. Therefore, we may have difficulties in assessing the effectiveness of our internal controls, and our auditors, who are required to issue an attestation report along with our management report, may not agree with management's assessments. Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls is subject to the risk that our controls may become inadequate. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to provide an attestation report regarding the effectiveness of our internal controls, or qualify such report or fail to provide such report in a timely manner), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

        Adoption and application of accounting regulations and related interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenues and profits.    Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions with our customers can extend the sales cycle for our products and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended; however, these future, more complex, multi-element, multi-year license transactions, which may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of our revenue recognition.

        Charges to earnings resulting from the application of the purchase method of accounting for the merger with Poet and FastObjects and our acquisition of the db4o assets may adversely affect the market value of our common stock.    In accordance with the U.S. generally accepted accounting principles, we account for our merger with Poet, our acquisition of FastObjects, Inc. and our fiscal 2009 acquisition of the db4o assets of Servo Software using the purchase method of accounting, which results in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we have allocated the total estimated purchase price of Poet and FastObjects to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets is impaired; we may be required to incur material charges relating to the impairment of those assets. Such amortization and potential impairment charges could have a material impact on our results of operations.

        Failure to adequately protect our intellectual property could impair our ability to successfully compete.    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, obtain or use information that we regard as proprietary or use or make copies of our products in violation of license agreements. Policing unauthorized use of our products is difficult and enforcing our proprietary rights is potentially expensive. In addition, the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States. Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions and copyright and trade secret protection for software may be unavailable in certain foreign countries. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technologies, which they could then market and sell to our customers, which could have an adverse impact on our revenues.

        We may be subject to claims of intellectual property infringement.    We expect that developers of object-oriented and other technologies will increasingly be subject to infringement claims as the number of products, competitors and patents in our industry sector grows. Intellectual property infringement litigation can also arise from acquisitions by the Company of businesses or assets. For example, in 2004 we were served with a complaint filed by Systems America, Inc. alleging that we received misappropriated intellectual property from Mokume Software, Inc. when we acquired Mokume in November 2002, and that Mokume had interfered with certain business relationships of Systems America. Although this action was settled with Systems America, a prior customer of Versant sought indemnification from us for alleged infringement of intellectual property rights asserted against it by Systems America with respect to a product that we discontinued in 2004. The customer's indemnification claims included seeking recovery of costs it incurred in defending a now settled suit brought against it by Systems America who had asserted that its intellectual property rights had been infringed. The prior customer and Versant reached a settlement agreement with respect to this pending litigation on June 3, 2008 for a cash settlement payment of $800,000 and a full mutual release of claims. Any claim of this type, whether meritorious or not, could be time-consuming, could result in significant litigation expenses, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.

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

        Pursuant to this strategy, in December 2008 we acquired from privately-held Servo Software Inc., for cash, assets associated with Servo Software's db4o open source database solution for the embedded device market. We acquired these assets with the objective of expanding our product line and obtaining access to new customers and additional revenue opportunities. However this acquisition is subject to many of the risks of acquisitions outlined above, including the fact that this product may generate losses for future fiscal periods and adversely affect our results of operations. In addition, the db4o business employees are located in many different countries, and thus, we face additional challenges in integrating these new personnel and retaining them. The loss of any of the db4o team members who joined us following the acquisition could adversely affect our business and financial objectives for this acquisition and result in additional costs.

        There can be no assurance that we will be able to successfully integrate the db4o business or any other businesses, products or technologies that we might purchase in the future.

        Our stock price is volatile.    Our revenues, operating results and stock price have historically been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced revenues and earnings results that were significantly below levels expected by security analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenues are often realized late in a fiscal quarter, we may not be aware of any revenues shortfall until late in a quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock. In December 2008, our Board of Directors approved a stock repurchase program under which the Company is authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares. Repurchases of our shares would reduce the number of our outstanding common shares and might incrementally increase the potential for volatility in our stock by reducing the potential volumes at which our common shares may trade in the public markets.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal administrative, sales and marketing operations are headquartered at an approximately 6,800 square foot office facility we lease that is located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065. Our current lease of this facility has a term of thirty-six months, which commenced in June 2007.

        Additionally, we also lease office space for our international subsidiaries in Hamburg, Germany and Pune, India under multi-year operating lease agreements. We believe that all of our current facilities are in reasonably good operating condition and will be adequate for our requirements for the next several years. Based on current commercial real estate market conditions, we believe that we will be able to lease alternative comparable facilities in Germany, India or in U.S if required to do so.

Item 3.    Legal Proceedings.

        We may from time to time be subject to various legal proceedings in the ordinary course of business. Currently, we are not subject to any material legal proceedings required to be disclosed under this Item 3.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

        The following table lists the high and low bid prices of our common stock reported on the Nasdaq Capital Market for the periods indicated during the last two fiscal years.

Fiscal year ended October 31, 2008	High	Low
Fourth quarter	$30.50	$14.99
Third quarter	$33.44	$24.02
Second quarter	$31.14	$23.46
First quarter	$30.32	$18.66
Fiscal year ended October 31, 2007
Fourth quarter	$22.87	$18.40
Third quarter	$25.10	$18.02
Second quarter	$19.70	$13.71
First quarter	$15.15	$10.06

Shareholders

        There were approximately 95 holders of record of our common stock as of January 6, 2009. We believe that a significant number of beneficial owners of our common stock hold their shares in street name. Based on information available to us, we believe that there are approximately 2,709 beneficial owners of our common stock.

Dividend Policy

        We have neither declared nor paid any cash dividend on our common stock in the past. We currently intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

        In connection with our merger with Poet in fiscal 2004, the holders of our then outstanding shares of Series A Preferred Stock had their outstanding shares of Series A Preferred Stock converted into shares of our common stock at an increased conversion rate of three shares (rather than two shares) of common stock per each share of Series A Preferred Stock. In addition, the exercise price of certain common stock purchase warrants held by such preferred shareholders was reduced from $21.30 to $16.60 per share and the term of such warrants was extended by one year. As a result of these actions, a deemed dividend in the amount of approximately $2.4 million was recorded during the three months ended April 30, 2004. Please see Item 6 — "Selected Financial Data".

Recent Sales of Unregistered Securities

        Versant made no issuances of unregistered securities in fiscal 2008.

Issuer Purchases of Equity Securities

        No repurchases of Versant equity securities were made by or on behalf of Versant or any "affiliated purchaser" (as defined in SEC Rule 10b-18) in the fourth quarter of our fiscal year ended October 31, 2008. In December 2008 we announced a stock repurchase program pursuant to which the Company was authorized to potentially repurchase up to $5.0 million of its common stock.

Stock Performance Graphs and Cumulative Total Return

        The graph below compares the cumulative total stockholder return on Versant common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index for each of the last five fiscal years ended October 31, 2008, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Versant Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

  *
  $100 invested on 10/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending October 31.

Item 6.    Selected Financial Data

        The selected historical financial data presented below are derived from the consolidated financial statements of Versant Corporation. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Versant and notes thereto included elsewhere in this report.

        It should also be noted that in fiscal 2004, we completed a merger with Poet on March 18, 2004, which increased our revenues and operating expenses for part of fiscal 2004 and substantially increased the number of outstanding shares of our common stock at fiscal year-end for purposes of computing net loss per share in fiscal 2004. We recorded an operating loss on the liquidation of a foreign subsidiary for approximately $245,000 for fiscal 2007, and incurred restructuring charges of approximately $218,000, $638,000 and $3.3 million for fiscal 2006, 2005 and 2004, respectively, and charges of approximately $12.9 million and $1.0 million related to impairment of goodwill and intangible assets for fiscal 2005 and 2004, respectively, and a deemed dividend to preferred shareholders of $2.4 million in fiscal 2004. In addition, in fiscal year 2005 and prior fiscal years we determined stock compensation expense according to then-effective APB Opinion No. 25, whereas in fiscal years 2006, 2007 and 2008 we determined stock-based compensation expense in accordance with Statement of Financial Accounting Standards 123(R). Each of the above items has an impact on the comparability of the selected financial data presented in Item 6 of this report.

	Fiscal Year Ended October 31,
	2008	2007	2006	2005	2004
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Total revenues	$25,298	$21,150	$16,745	$15,746	$17,697
Net income (loss) from continuing operations	$9,391	$7,329	$3,602	$(14,971)	$(7,952)
Deemed dividend to preferred shareholders	$—	$—	$—	$—	$(2,422)
Net income (loss) from continuing operations attributable to common shareholders	$9,391	$7,329	$3,602	$(14,971)	$(10,374)
Net income (loss) per share from continuing operations attributable to common shareholders, basic	$2.52	$2.01	$1.01	$(4.23)	$(3.33)
Net income (loss) per share from continuing operations attributable to common shareholders, diluted	$2.48	$1.98	$1.01	$(4.23)	$(3.33)
Basic weighted average shares outstanding	3,729	3,649	3,577	3,539	3,117
Diluted weighted average shares outstanding	3,783	3,708	3,584	3,539	3,117
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$27,234	$19,086	$8,231	$3,958	$3,313
Total assets	$38,561	$30,466	$20,261	$16,246	$32,545
Total long-term liabilities	$374	$674	$770	$897	$1,400
Total stockholder' equity	$33,154	$23,165	$13,792	$8,988	$22,879

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As indicated in the paragraph above in Item 1 of this report, this Form 10-K (including this Item 7) contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933. These forward-looking statements are based on Versant's current expectations about our business, industry, operating results and financial condition and reflect our current beliefs and assumptions as of the date of this report based upon information that is reasonably available to us at the date of this report. In many cases you may identify these forward-looking statements by words such as "will," "should," "may," "might," "believes," "anticipates," "expects," "intends," "estimates" and similar expressions. These forward-looking statements include, among other things, projections of our future financial performance, financial condition and trends anticipated for our business. We caution investors that forward-looking statements are only predictions or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict. Our actual results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties, some of which are discussed in Item 1A of this report under the heading "Risk Factors.". Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, financial performance or financial condition.

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

        Our end-user customers typically use our products to manage data for business systems and to enable these systems to access and integrate data necessary for the customers' data management applications. Our data management products and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. We believe that by using our data management solutions, customers cut their hardware costs, accelerate and simplify their development efforts, significantly reduce administration costs and deliver products with a significant competitive edge.

        Our Data Management business is currently comprised of the following key products:

  •
  Versant Object Database or "VOD", previously known as VDS, a seventh generation object database management system that is used in high-performance, large-scale, real-time applications. We also offer several optional ancillary products for use with Versant Object Database to extend Versant Object Database's capabilities, provide compatibility and additional protection of stored data.

  •
  FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers' applications and systems.

  •
  db4o, an open source object database software solution targeted towards the embedded device market.

        Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. With the incorporation of Poet's

FastObjects solution into our product line following our March 2004 merger with Poet, we expanded the scope of our solutions to also address the data management needs of smaller business systems. With the recent acquisition of db4o in December 2008, we further expanded the scope of our solutions to include the embedded device market.

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

        In addition to our product offerings, to assist users in developing and deploying applications based on Versant Object Database, FastObjects and db4o, we offer a variety of services, including consulting, training and technical support services.

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

        We acquired our newest product, db4o, through an asset purchase we consummated in December 2008, after the close of fiscal 2008. Consequently, the financial statements included in this report and the discussion of our financial results for fiscal years ended 2006 through 2008 in the remainder of this Item 7 do not reflect any revenues, expenses or other business activity related to the db4o product.

Financial Highlights for Fiscal 2008

  •
  Our net revenues in fiscal 2008 were $25.3 million, an increase of $4.1 million (or 20%) from net revenues of $21.2 million in fiscal 2007. This increase in revenues was primarily due to the closing in fiscal 2008 of several significant transactions with existing customers through both our European and North American operations. We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related maintenance renewal fees.

  •
  Net income for fiscal 2008 was $9.5 million compared to a net income of $7.6 million in fiscal 2007. Net income from continuing operations for fiscal 2008 was $9.4 million compared to net income from continuing operations of $7.3 million in fiscal 2007. The increase of $2.1 million in net income from continuing operations in fiscal 2008 was due directly to our increased revenues in fiscal 2008.

  •
  Our combined sales and marketing, research and development and general and administrative expenses were $13.2 million in fiscal 2008, an increase of $2.0 million (or 18%) from $11.2 million reported in fiscal 2007. This increase was primarily due to an increase in our general and administrative expenses, and to a lesser degree, to an increase in our research and development expenses and sales and marketing expenses during fiscal 2008.

  •
  Cash provided by operations in fiscal 2008 was $8.7 million compared to $10.0 million of cash provided by operations in fiscal 2007. The decrease in cash provided by operations in fiscal 2008 was primarily due to cash usage resulting in a reduction in other liabilities as a result of payment of corporate taxes for the tax years ended in 2007 and 2008, as well as bonuses paid in fiscal 2007 due to performance over targeted bonus levels not repeated in fiscal 2008, and to a lesser extent, a reduction in deferred revenues and an increase in trade accounts receivable. During fiscal 2008, our cash and cash equivalents balance increased by $8.1 million to $27.2 million at October 31, 2008 compared to $19.1 million at October 31, 2007.

Fiscal 2008 and Beyond

        During fiscal 2008, we focused our sales and marketing efforts on our data management products, Versant Object Database and FastObjects, and on related maintenance, consulting and training services. Versant Object Database was the key focus of our marketing efforts and the major source of our license and service revenues in fiscal 2008.

        We again expect to derive most of our revenues in fiscal 2009 from Versant Object Database and FastObjects licenses and related services.

        On December 1, 2008 we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.4 million in cash (including $300,000 of contingent payments). db4o is an open source object database software solution targeting the embedded device market. It is distributed under free open source licenses to a large, open source community of approximately 50,000 registered members located around the world, and in some cases is licensed on a fee-bearing basis to certain customers for redistribution.

        Like many other software companies, we do not operate with a significant backlog of orders. Our license revenues, in particular, are difficult to forecast. The outlook into the Company's anticipated performance in fiscal 2009 is much more uncertain than in prior years, due principally to the recent significant worldwide recession. However, we currently expect our business to be at a level essentially comparable to fiscal 2008. Due to the recent strengthening of the U.S. dollar against the euro, a comparable level of business activity will translate into a lower amount of dollar-denominated revenue for the Company in fiscal 2009, assuming that the current U.S. dollar/ euro currency exchange rate continues during fiscal 2009. Therefore, for fiscal year 2009 we currently forecast revenues of between $22 million and $24 million, and diluted earnings per share of between $2.00 and $2.40. Without limitation, the estimates and forecasts in this paragraph are forward-looking statements.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends, industry, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future variables and uncertainties. We consider "critical" those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

Revenue Recognition

        We recognize revenues in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Our revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or "PCS") and, to a lesser degree, agreements for consulting and training activities.

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

        VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses that we sell directly to End-Users. VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of our software and are charged a royalty that is either based on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

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

        On occasion, at a customer's request, we perform engineering work to port our products to an unsupported platform or to customize our software for specific functionality, or we perform any other non-routine technical assignment for a customer. In these instances, we recognize revenues in accordance with SOP 81-1 Accounting Research Bulletin ("ARB") No. 45 (As Amended), Long-Term Construction-Type Contracts and use either the time and material percentage of completion or completed contract methods for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with the work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

  •
  An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

  •
  The customer is able to satisfy its obligations under the contract.

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

        We test for any goodwill impairment within our single Data Management operating segment. All our goodwill reflected in the financial statements included in this report has been aggregated from, and acquired in connection with, the following acquisitions:

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

        We performed our annual valuation and analysis of goodwill based on the requirements of SFAS 142 in October 2008, October 2007 and October 2006. We did not perform impairment tests related to our intangible assets during fiscal 2008, fiscal 2007 and fiscal 2006 based on the requirements of SFAS 144, as there were no triggering events which might indicate impairment. As a result, we determined that the value of our goodwill and intangible assets had been fairly recorded in our financial statements, and therefore no impairment charges against our goodwill and intangible assets related to our Poet, JDO Genie (PTY) and FastObjects acquisitions were recorded in fiscal 2008, fiscal 2007 and fiscal 2006.

Income Taxes

        We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our consolidated financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet to the extent deemed realizable. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely. We establish a valuation allowance against our net deferred tax assets to the extent such assets are not deemed to be realizable. If we establish a valuation allowance or increase it in a given period, then we must increase the tax provision in our statements of income.

        Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Due to uncertainties related to our ability to utilize our deferred tax assets, we have established full valuation allowances at October 31, 2007 and October 31, 2008 for our deferred tax assets.

        In addition, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation Number 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on November 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". As required by FIN 48, which clarifies SFAS No. 109, "Accounting for Income Taxes," we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At November 1, 2007, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there are no material unrecognized tax benefits as of that date. In addition, we determined that there have been no material changes in unrecognized benefits since November 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on our financial condition, or results of operations.

        We are subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2003.

        We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

Results of Operations

        The following table sets forth the historical results of operations for Versant for our three fiscal years ended October 31, 2008, 2007 and 2006, expressed as a percentage of total revenues.

	Percentage of Revenues Fiscal year ended October 31,
	2008	2007	2006
Revenues:
License	63%	60%	51%
Maintenance	36	39	40
Professional services	1	1	9

Total revenues	100	100	100

Cost of revenues:
License	1	1	2
Amortization of intangible assets	1	1	2
Maintenance	6	7	8
Professional services	1	1	6

Total cost of revenues	9	10	18

Gross profit	91	90	82

Operating expenses:
Sales and marketing	14	16	19
Research and development	16	16	19
General and administrative	22	21	22
Loss on the liquidation of a foreign subsidiary	0	1	0
Restructuring	0	0	1

Total operating expenses	52	54	61

Income from operations	39	36	21
Outside shareholders' income from VIE	0	0	1
Interest and other income, net	4	3	1
Gain on disposal of VIE	0	0	1

Income from continuing operations before taxes	43	39	24
Provision for income taxes	6	4	2

Net income from continuing operations	37	35	22
Net income from discontinued operations, net of income taxes	1	1	1
Gain from sale of discontinued operations, net of income taxes	0	0	3

Net income	38%	36%	26%

Revenues

        Total Revenues:    The following table summarizes our total revenues (in thousands, except percentages) for fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$25,298	$21,150	$16,745	$4,148	20%	$4,405	26%

        Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. Our revenues as shown in the above table and in the accompanying statements of income included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as "net income from discontinued operations, net of income taxes". See NOTE 4 of our "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in Item 8 of this Report for more information regarding this transaction.

        Our total revenues increased by $4.1 million (or 20%) in fiscal 2008 compared to fiscal 2007. This increase resulted primarily from a 26% increase in license revenues and a 10% increase in maintenance revenues in fiscal 2008 compared to fiscal 2007, and included approximately $1.7 million of revenues (comprising 42% of the $4.1 million increase in total revenues) resulting from favorable foreign currency exchange rate fluctuations. We believe factors that caused our license revenues to increase in fiscal 2008 over fiscal 2007 included continuing increased maturity and focus of our sales organization, the continuing increased acceptance and success of our VAR customers' applications with end-users, the overall reputation and acceptance of our products in the vertical markets (including telecommunications and defense) that we serve and the strong Euro as compared to the United States Dollar in fiscal 2008, which resulted in higher consolidated revenues in fiscal 2008. Maintenance revenues increased in fiscal 2008 over fiscal 2007 primarily as a result of the increased license revenues in the same period.

        Our total revenues increased by $4.4 million (or 26%) in fiscal 2007 compared to fiscal 2006. This increase resulted primarily from a 50% increase in license revenues and a 22% increase in maintenance revenues in fiscal 2007 compared to fiscal 2006, and included approximately $1.1 million of revenues (comprising 25% of the $4.4 million increase in total revenues) resulting from favorable foreign currency exchange rate fluctuations. This increase was partly offset by a decrease of approximately $1.3 million in professional services revenues in fiscal 2007 versus fiscal 2006.

        No one customer accounted for 10% or more of our total revenues in fiscal 2008 or for the quarter ended October 31, 2008. One customer accounted for 14% of our total revenues for fiscal 2007 and one customer accounted for 21% of our total revenues for the quarter ended October 31, 2007. No one customer accounted for 10% or more of our total revenues in fiscal 2006 and one customer accounted for 30% of our total revenues for the quarter ended October 31, 2006.

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

        We are currently expecting our total revenues for fiscal 2009 to be at a similar level as in fiscal 2008. However, due to the recent strengthening of the dollar against the euro this same level of business activity would translate into a lower dollar-denominated revenue number than our total revenues for fiscal 2008. Therefore, for fiscal year 2009 we currently forecast total revenues of between $22 million and $24 million.

        Revenues by Category:    The following table summarizes our revenues by category (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Total revenues by category
License revenues	$15,922	$12,681	$8,469	$3,241	26%	$4,212	50%
Maintenance revenues	9,041	8,225	6,726	816	10%	1,499	22%
Professional services revenues	335	244	1,550	91	37%	(1,306)	-84%

Total	$25,298	$21,150	$16,745	$4,148	20%	$4,405	26%

Percentage of revenues by category:
License revenues	63%	60%	51%
Maintenance revenues	36%	39%	40%
Professional services revenues	1%	1%	9%

Total	100%	100%	100%

Fiscal 2008 Compared to Fiscal 2007

        License revenues:    License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

        License revenues were $15.9 million (or 63% of total revenues) for fiscal 2008, an increase of approximately $3.2 million (or 26%) from $12.7 million (or 60% of total revenues) reported for fiscal 2007. The higher license revenues for fiscal 2008 were mainly attributable to several significant license transactions with four telecommunications customers together totaling approximately $5.3 million and included favorable foreign currency fluctuations of approximately $1.1 million (comprising 34% of the $3.2 million increase in license revenues); however, these increases in license revenues for fiscal 2008 were partially offset by approximately $2.3 million of license revenues from two customers in the telecommunications sector that were recognized in fiscal 2007 but not repeated in fiscal 2008.

        The majority of the growth in our license revenues in fiscal 2008 over fiscal 2007 was driven primarily by license transactions with existing VAR customers in the telecommunications industry, which was our largest vertical market in fiscal 2008.

        Maintenance revenues:    Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

        Maintenance revenues were $9.0 million (or 36% of total revenues) for fiscal 2008, an increase of $816,000 (or 10%) from $8.2 million (or 39% of total revenues) reported for fiscal 2007. The increase in maintenance revenues for fiscal 2008 was due primarily to incremental maintenance revenues of approximately $528,000 recognized in fiscal 2008 from maintenance agreements attributable to license revenue growth from both U.S. and European based customers over the past fiscal year, and back maintenance and maintenance revenues of approximately $340,000 derived from two European based telecommunications customers. Fiscal 2008 maintenance revenues also included favorable foreign currency fluctuations of approximately $569,000 (comprising 70% of the $816,000 increase in maintenance revenues).

        Professional services revenues:    Professional services revenues consist of revenues from consulting, training and technical support, as well as billable travel expenses incurred by our professional services organization.

        Professional services revenues were $335,000 (or 1% of total revenues) in fiscal 2008, an increase of $91,000 (or 37%) from $244,000 (or 1% of total revenues) reported in fiscal 2007. This increase in the absolute amount of professional services revenue for fiscal 2008 compared to fiscal 2007 was mainly attributable to consulting revenues derived from our European operations.

Fiscal 2007 Compared to Fiscal 2006

        License revenues:    License revenues were $12.7 million (or 60% of total revenues) in fiscal 2007, an increase of $4.2 million (or 50%) from license revenues of $8.5 million (or 51% of total revenues) reported in fiscal 2006. The higher license revenues for fiscal 2007 were due in part to two significant license agreements with two U.S. customers for approximately $787,000 and $479,000, and one significant license transaction with a U.S. customer for approximately $1.0 million sourced through our European operations, as well as three additional license agreements with three European customers for approximately $1.1 million, $689,000 and $270,000, and included favorable foreign currency exchange fluctuations of approximately $653,000 (comprising 16% of the $4.2 million increase in license revenues).

        The majority of the growth in our license revenues in fiscal 2007 over fiscal 2006 was driven primarily by license transactions with existing VAR customers in the telecommunications industry, which was our largest vertical market in fiscal 2007.

        Maintenance revenues:    Maintenance revenues were $8.2 million (or 39% of total revenues) in fiscal 2007, representing an increase of $1.5 million (or 22%) from maintenance revenues of $6.7 million (or 40% of total revenues) reported in fiscal 2006. The increased maintenance revenues for fiscal 2007 are due primarily to incremental revenues of $1.1 million recognized during fiscal 2007 from new maintenance agreements attributable to the license revenue growth from both U.S. and European based customers and, to a lesser extent, maintenance revenues of $266,000 related to the sale of premium support and maintenance agreements for software applications using older versions of our software. The increased maintenance revenues for fiscal 2007 included favorable foreign currency fluctuations of approximately $370,000 (comprising 25% of the $1.5 million increase in maintenance revenues).

        Professional services revenues:    Professional services revenues were $244,000 (or 1% of total revenues) in fiscal 2007, a decline of $1.3 million (or 84%) from $1.6 million (or 9% of total revenues) reported in fiscal 2006. This decline in fiscal 2007 compared to fiscal 2006 was mainly due to the fact that in fiscal 2006, we recognized $1.3 million in revenues from two significant percentage-of-completion consulting projects with two European customers but had no such corresponding professional services revenue transactions of this magnitude in fiscal 2007.

        International revenues:    The following table summarizes our total revenues by geographic area (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Total revenues by geographic area
North America	$9,292	$9,679	$6,175	$(387)	-4%	$3,504	57%
Europe	13,275	10,672	10,138	2,603	24%	534	5%
Asia	2,731	799	432	1,932	242%	367	85%

Total	$25,298	$21,150	$16,745	$4,148	20%	$4,405	26%

Percentage of revenues by geographic area:
North America	37%	46%	37%
Europe	52%	50%	60%
Asia	11%	4%	3%

Total	100%	100%	100%

Fiscal 2008 Compared to Fiscal 2007

        Total revenues increased $4.1 million (or 20%) in fiscal 2008 compared to fiscal 2007. The increase in total revenues was due primarily to a revenue increase of $2.6 million in our European operations as a result of closing several significant transactions during fiscal 2008, and a revenue increase of $1.9 million from our Asian region, offset by a decrease of 387,000 in our North American operations.

        International (non-North American) revenues represented approximately 63% and 54% of our total revenues in fiscal 2008 and fiscal 2007, respectively.

        Revenues from North America:    The $387,000 (or 4%) revenue decrease from North America in fiscal 2008 compared to fiscal 2007 was mainly due to an approximate decrease of $330,000 in license revenues from the defense sector.

        Revenues from Europe:    The $2.6 million (or 24%) revenue increase from Europe in fiscal 2008 compared to fiscal 2007 was due mainly to the closing of license transactions with two European based telecommunications customers totaling approximately $2.6 million in fiscal 2008, and included approximately $1.7 million of revenues resulting from favorable foreign currency fluctuations.

        Since the Company's acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

        Revenues from Asia:    We also experienced an increase of $1.9 million (or 242%) in revenues from our Asia Pacific region during fiscal 2008, primarily due to three significant license transactions totaling approximately $1.9 million with two Asia Pacific telecommunications customers.

        A variety of factors may impact Versant's future revenues, including the potential strengthening of the U.S. dollar (which would have the effect of reducing portions of our revenue resulting from favorable currency exchange fluctuations) and the generally more difficult economic environment currently being experienced in the U.S. and Europe, which may negatively impact demand for our products and services.

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

        Since the Company's acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues than we had previously due to stronger demand for our products in Europe. The closing of a significant license and maintenance transaction with a U.S. customer for approximately $1.4 million in revenues sourced through our European operations during fiscal 2007 has been included as North American revenues. This one transaction accounted for 40% of the overall North American revenue increase for fiscal 2007 compared to fiscal 2006 and accounted for much of the increase in the percentage of our revenues sourced from North America in fiscal 2007 as compared to fiscal 2006. We expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets, including North America.

Cost of Revenues

        Cost of Revenues:    The following table summarizes the cost of revenues (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$25,298	$21,150	$16,745	$4,148	20%	$4,405	26%
Cost of license revenues	309	142	313	167	118%	(171)	-55%
Cost of maintenance revenues	1,446	1,469	1,442	(23)	-2%	27	2%
Cost of professional service revenues	112	112	1,021	—	0%	(909)	-89%
Amortization of intangibles	315	315	315	—	0%	—	0%

Total cost of revenues	$2,182	$2,038	$3,091	$144	7%	$(1,053)	-34%

Gross margin	$23,116	$19,112	$13,654	$4,004	21%	$5,458	40%

Gross margin percentage	91%	90%	82%

        Cost of revenues was $2.2 million (or 9% of total revenues) in fiscal 2008, an increase of $144,000 (or 7%) from the cost of revenues of $2.0 million (or 10% of total revenues) reported in fiscal 2007. This increase was primarily due to an increase in cost of license revenues of $167, 000 (or 118%), and included unfavorable foreign currency fluctuations of approximately $106,000. The increase in cost of license revenues of $167,000 in fiscal 2008 as compared to fiscal 2007 was primarily related to the reversal of warranty reserves upon expiration of the warranty period in our European operations during fiscal 2007 that was not repeated in fiscal 2008. These warranty reserves were related to two consulting arrangements completed in fiscal 2006.

        Cost of revenues was $2.0 million (or 10% of total revenues) in fiscal 2007, a decline of $1.1 million (or 34%) from the cost of revenues of $3.1 million (or 18% of total revenues) reported in fiscal 2006. This decline resulted primarily from a decrease in cost of professional services revenues of $909,000 (or 89%), and included unfavorable foreign currency fluctuations of approximately $314,000. The decrease in cost of professional services in fiscal 2007 compared to fiscal 2006 was directly related to a substantial decrease in our lower margin professional services revenues due to the reallocation of headcounts in our European consulting team from professional services activities to research and development efforts as a result of the completion of major percentage-of-completion consulting projects with two European customers in fiscal 2006 that were not replicated in fiscal 2007.

        Gross margin percentages (gross margin as a percentage of total revenues) improved to 91% in fiscal 2008 over 90% in fiscal 2007 and 82% in fiscal 2006.

        Cost of license revenues:    Cost of license revenues consists primarily of royalties and costs of third party products, which we resell to our customers, as well as product media and shipping and packaging costs.

        The following table summarizes the cost of license revenues (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
License
Revenues	$15,922	$12,681	$8,469	$3,241	26%	$4,212	50%
Cost	309	142	313	167	118%	(171)	-55%

Margin	$15,613	$12,539	$8,156	$3,074	25%	$4,383	54%

Margin percentage	98%	99%	96%

Fiscal 2008 Compared to Fiscal 2007

        Cost of license revenues was $309,000 (or 2% of license revenues) in fiscal 2008, and increased $167,000 (or 118%) from the cost of license revenues of $142,000 (or 1% of license revenues) in fiscal 2007. The increase was primarily due to the reversal of warranty reserves upon expiration of the warranty period in our European operations during fiscal 2007 that was not repeated in fiscal 2008. These warranty reserves were related to two consulting arrangements completed in fiscal 2006.

        License margin percentage was at consistent level of 98% in fiscal 2008 compared to 99% in fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

        Cost of license revenues was $142,000 (or 1% of license revenues) in fiscal 2007, and decreased $171,000 (or 55%) from the cost of license revenues of $313,000 (or 4% of license revenues) in fiscal 2006. The decrease was primarily due to the reversal of warranty reserves upon expiration of the warranty period in our European operations during fiscal 2007 for which there were no counterparts in fiscal 2006. These warranty reserves were related to two consulting arrangements completed in fiscal 2006.

        License margin percentage increased by 3% points in fiscal 2007 compared to fiscal 2006 as a result of the decrease in cost of license revenues in fiscal 2007.

        Cost of maintenance revenues:    Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

        The following table summarizes the cost of maintenance revenues (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Maintenance
Revenues	$9,041	$8,225	$6,726	$816	10%	$1,499	22%
Cost	1,446	1,469	1,442	(23)	-2%	27	2%

Margin	$7,595	$6,756	$5,284	$839	12%	$1,472	28%

Margin percentage	84%	82%	79%

Fiscal 2008 Compared to Fiscal 2007

        Cost of maintenance revenues was $1.4 million (or 16% of maintenance revenues) for fiscal 2008, representing a decrease of $23,000 (or 2%) from $1.5 million (or 18% of maintenance revenues) reported in fiscal 2007. The overall cost of maintenance revenues in absolute dollars remained relatively consistent in these two fiscal years. The slight decrease in absolute dollars of $23,000 was primarily due to a reduction in facility expenses of approximately $153,000 in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices. This decrease was partially offset by unfavorable foreign currency fluctuations of approximately $77,000 and an increase in salary and related expenses and bonus expense of approximately $45,000 in our U.S. operations.

        Maintenance margin percentage improved by 2% points in fiscal 2008 compared to fiscal 2007 primarily due to our providing increased maintenance and support services with approximately the same number of personnel as we used to provide such services in fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

        Cost of maintenance revenues was $1.5 million (or 18% of maintenance revenues) in fiscal 2007, representing an increase of $27,000 (or 2%) from the cost of cost of maintenance revenues of $1.4 million (or 21% of maintenance revenues) reported in fiscal 2006. The overall cost of maintenance revenues remained relatively consistent in these two years. The increase in absolute dollars of $27,000 in fiscal 2007 was mainly due to an increase in commission and bonus expense in both our European and U.S operations.

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

        The following table summarizes the cost of professional services revenues (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Professional services
Revenues	$335	$244	$1,550	$91	37%	$(1,306)	-84%
Cost	112	112	1,021	—	0%	(909)	-89%

Margin	$223	$132	$529	$91	69%	$(397)	-75%

Margin percentage	67%	54%	34%

Fiscal 2008 Compared to Fiscal 2007

        Cost of professional services revenues was $112,000 (or 33% of professional services revenues) in fiscal 2008, consistent with the cost of professional services revenues of $112,000 (or 46% of professional services revenues) in fiscal 2007.

        In Europe, there is a typical one-year warranty requirement for all of our products and services. Prior to our merger with Poet in March 2004, Poet Holdings, Inc. provided for a reserve for such warranties that could be in excess of its regular maintenance programs. As of October 31, 2008, we continued to maintain a warranty reserve of approximately $9,000 related to the FastObjects products in Europe.

        The professional services margin percentage improved by 13% points in fiscal 2008 compared to fiscal 2007 due to better utilization of our professional personnel and increased professional services revenues in fiscal 2008 with essentially the same cost base for these services as fiscal 2007.

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

        As of October 31, 2007, we maintained a warranty reserve of approximately $10,000 related to the FastObjects products in Europe. Pursuant to our consulting percentage-of-completion engagements with certain European customers, we recorded additional warranty reserves of $128,000 for fiscal 2006. These reserves were subsequently reversed during the fourth quarter of fiscal 2007 upon expiration of the one-year warranty period.

        The professional services margin percentage improved by 20% points in fiscal 2007 compared to fiscal 2006 due to better utilization of our professional personnel.

        Amortization of Intangible Assets:    The amortization of intangible assets in fiscal 2008 consists of the amortization of intangible assets acquired in our 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

        The following table summarizes the amortization of intangible assets (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Poet Holdings, Inc.	189	189	189	—	0%	—	0%
JDO Genie (PTY), LTD.	110	110	110	—	0%	—	0%
FastObjects, Inc.	16	16	16	—	0%	—	0%

Total amortization of purchased intangibles	$315	$315	$315	$—	0%	$—	0%

Fiscal 2008 Compared to Fiscal 2007

        Amortization of intangible assets was $315,000 (or 2% of license revenues) in fiscal 2008, which was consistent with the amount incurred in fiscal 2007. We expect to incur quarterly amortization charges of approximately $79,000 for each of the first two quarters of fiscal 2009 and $69,000 and $51,000 for the third and fourth quarters of fiscal 2009, respectively. The amortization charges projected for fiscal 2009 do not include any estimates for amortization of intangible assets related to the db4o asset purchase in December 2008.

Fiscal 2007 Compared to Fiscal 2006

        Amortization of intangible assets was $315,000 (or 2% of license revenues) in fiscal 2007, which was consistent with the amount incurred in fiscal 2006.

Operating Expenses

        Operating Expenses.    The following table summarizes our operating expenses (in thousands, except percentages) for fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Operating expenses
Sales and marketing	$3,620	$3,392	$3,062	$228	7%	$330	11%
Research and development	4,066	3,410	3,147	656	19%	263	8%
General and administrative	5,479	4,401	3,712	1,078	24%	689	19%
Loss on the liquidation of a foreign subsidiary	—	245	—	(245)	-100%	245	100%
Restructuring	—	—	218	—	—	(218)	-100%

Total	$13,165	$11,448	$10,139	$1,717	15%	$1,309	13%

Fiscal 2008 Compared to Fiscal 2007

        Total operating expenses were $13.2 million (or 52% of total revenues) in fiscal 2008 and increased $1.7 million (or 15%) from $11.4 million (or 54% of total revenues) reported in fiscal 2007. The $1.7 million (or 15%) increase of total operating expenses in absolute dollars for fiscal 2008 resulted primarily from an increase in our general and administrative and research and development expenses and, to a lesser degree, from an increase in our sales and marketing expenses, discussed further below. This increase also included an unfavorable foreign currency exchange fluctuation of $695,000. However total operating expenses in fiscal 2008 represented a lower percentage of total revenues than did total operating expenses in fiscal 2007.

        In June 2007 we relocated our U.S. corporate headquarters from Fremont, California to Redwood City, California. As a result of this relocation, we anticipate a reduction in our quarterly operating expenses for financial reporting purposes of approximately $125,000 in building lease and related facility expenses through the end of the current lease term which is now scheduled for May 2010. This reduction in our lease and facility expenses is primarily due to the fact that we occupy less square footage in our new Redwood City facility than in our former Fremont offices.

        Sales and Marketing:    Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

        Sales and marketing expenses were $3.6 million (or 14% of revenues) in fiscal 2008, an increase of $228,000 (or 7%), compared to $3.4 million (or 16% of total revenues) in fiscal 2007. The $228,000 (or 7%) increase in absolute dollars for fiscal 2008 was primarily due to an approximate $184,000 increase in salary and related expenses as a result of the addition of three persons to the sales and marketing organization in our European operations, an unfavorable foreign currency exchange fluctuations of approximately $247,000, an approximate $131,000 increase in stock–based compensation expense, primarily due to a higher market price of our stock during fiscal 2008, and an approximate $112,000 increase in marketing expenses related to advertising campaigns, trade shows and other marketing programs in both our European and U.S. operations. These increases were partially offset by an approximate $323,000 decrease in sales commission and bonus expense in our European operations due to over-performance of the sales targets in fiscal 2007 that were not repeated in fiscal 2008, and an approximate $115,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices.

        We expect our sales and marketing expenses to increase moderately in fiscal 2009 over fiscal 2008 due to our recent acquisition of db4o in December 2008, as well as both recent and anticipated increases in sales personnel and in marketing programs, and that sales and marketing expenses will continue to represent a considerable percentage of our total operating expenditures in the future.

        Research and Development:    Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

        Research and development expenses were $4.1 million (or 16% of revenues) for fiscal 2008, an increase of $656,000 (or 19%), compared to $3.4 million (or 16% of revenues) in fiscal 2007. The $656,000 (or 19%) increase in absolute dollars for research and development expenses in fiscal 2008 was mainly due to unfavorable foreign currency exchange fluctuations of approximately $338,000, an increase of approximately $257,000 as a result of using third party contractors for certain research and development projects, an approximate $139,000 increase in stock–based compensation expense primarily due to a higher market price of our stock during fiscal 2008, an increase of two personnel in our European operations resulting in an increase of approximately $120,000 in salary and payroll related expenses, and an increase in building rent expense in our Indian facility of approximately $92,000 from fiscal 2007. These increases were partially offset by a decrease in research and development expenses due to headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $186,000 during fiscal 2008, and by a decrease of approximately $84,000 in our European operations due to the fact in fiscal 2007 we transferred certain technical support personnel to research and development projects but did not do so in fiscal 2008.

        We anticipate that we will continue to invest significant resources in research and development activities in the future to develop new products, advance the technology of our existing products and develop new business opportunities, including research and development activities related to our recent acquisition of db4o in December 2008. We expect our research and development expenses to increase moderately in fiscal 2009 compared to research and development expenses levels in fiscal 2008.

        General and Administrative:    General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

        General and administrative expenses were $5.5 million (or 22% of total revenues) in fiscal 2008, an increase of $1.1 million (or 24%), compared to $4.4 million (or 21% of total revenues) in fiscal 2007. The $1.1 million (or 24%) increase in absolute dollars in general and administrative expenses in fiscal 2008 was primarily due to an $800,000 settlement of a litigation, an approximate $567,000 increase in SOX 404 related costs including audit fees, consulting services and salary related expenses, an approximate $242,000 increase in stock–based compensation expense primarily as a result of a higher market price for our stock in fiscal 2008, and unfavorable foreign currency exchange fluctuations of approximately $111,000. These increases were partially offset by an approximate $304,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices, and an approximate $219,000 decrease in bonus expense for one of our executive officers.

        We expect our general and administrative expenses in fiscal 2009 to decrease moderately from fiscal 2008. We incurred the costs of a litigation settlement and related legal costs in fiscal 2008 that we do not expect to repeat in fiscal 2009, and we expect some moderate cost reductions related to compliance with Section 404 of the Sarbanes-Oxley of 2002 following our initial implementation in fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006

        Total operating expenses were $11.4 million (or 54% of total revenues) in fiscal 2007 and increased $1.3 million (or 13%) from $10.1 million (or 61% of total revenues) reported in fiscal 2006. The $1.3 million (or 13%) increase of total operating expenses in absolute dollars for fiscal 2007 resulted primarily from an increase in our general and administrative and sales and marketing expenses and, to a lesser degree, from an increase in our research and development expenses, discussed further below. This increase also included an unfavorable foreign currency exchange fluctuation of $334,000. However total operating expenses in fiscal 2007 represented a lower percentage of total revenues than did total operating expenses in fiscal 2006.

        Sales and Marketing:    Sales and marketing expenses were $3.4 million (or 16% of total revenues) in fiscal 2007, an increase of $330,000 (or 11%), compared to $3.1 million (or 19% of total revenues) in fiscal 2006. The increase in absolute dollars for sales and marketing expense for fiscal 2007 was partly due to an approximate $477,000 increase in sales commissions and bonuses payable as a result of higher revenues for the Company in fiscal 2007 than in fiscal 2006 in both our European and U.S. operations, and an approximate $127,000 increase in marketing expenses related to advertising campaigns and trade shows in our European operations. The increase was partially offset by one headcount reduction in our U.S. operations (resulting in a reduction of salary, severance and other payroll related expenses totaling $212,000) and an approximate $68,000 decrease in marketing programs in our U.S. operations.

        Research and Development:    Research and development expenses were $3.4 million (or 16% of revenues) for fiscal 2007, an increase of $263,000 (or 8%), compared to $3.1 million (or 19% of revenues) in fiscal 2006. The increase in absolute dollars for research and development expenses for fiscal 2007 was mainly due to an increase of seven headcounts in our European operations, resulting in an increase of approximately $1.0 million in research and development expenses from fiscal 2006, an increase of $108,000 in bonus expenses as a result of improved financial results in fiscal 2007 as compared to fiscal 2006, and an increase in building rent expense in our Indian facility of approximately $40,000 over fiscal 2006. These increases were partially offset by a decrease in research and development expenses in our U.S. operations due to headcount reductions of four personnel, which resulted in a reduction of salary and payroll related expenses of approximately $1.0 million.

        General and Administrative:    General and administrative expenses were $4.4 million (or 21% of total revenues) in fiscal 2007, an increase of $689,000 (or 19%), compared to $3.7 million (or 22% of total revenues) in fiscal 2006. The increase in absolute dollars for fiscal 2007 was primarily due to an approximate $391,000 increase in legal fees and costs associated with a then-pending litigation, an approximate $373,000 increase in bonuses as a result of improved financial results in fiscal 2007 as compared to fiscal 2006, an approximate $145,000 increase in stock-based compensation expense due to stock option grants and increased participation in our Employee Stock Purchase Plan, and an approximate $74,000 net increase in facility expenses as a result of costs related to the relocation of our U.S. corporate headquarters from Fremont, California to Redwood City, California. These increases were offset by one headcount reduction in our U.S. operations (resulting in a reduction of salary, severance and other payroll related expenses totaling $287,000) and an approximate $101,000 decrease in accounting and auditing fees in our U.S. operations.

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

Outside Shareholders' Income from Variable Interest Entity or "VIE"

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Outside shareholders' income from VIE	$—	$—	$138	$—	—	$(138)	–100%

        During the three months ended July 31, 2005, as part of our restructuring plan, we spun off the assets of our VOA.Net product to Vanatec GmbH, a private company, and we committed to a capital contribution to Vanatec of an additional 212,500 euros (or $260,000), which we contributed in full on November 3, 2005. We determined that equity at risk in Vanatec was not sufficient to permit it to finance its activities without additional subordinated financial support and accordingly we considered Vanatec a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended).

        Vanatec's results of operations were included in our consolidated financial statements for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 and for the period from February 1, 2006 through March 27, 2006. During the three months ended January 31, 2006, we absorbed our share of Vanatec's losses up to the point that it exceeded variable interest liability; and subsequent to that we absorbed 100% of the losses that Vanatec had incurred for an additional amount of $35,000 for the three months ended January 31, 2006. In addition, we continued to absorb 100% of Vanatec's losses for an additional amount of $70,000 for the period between February 1, 2006 and March 27, 2006, until we determined that we were no longer required to consolidate Vanatec's operating results, as described below.

        On March 27, 2006, we sold our 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology we had previously licensed to Vanatec. According to this agreement, Vanatec is obligated to pay Versant a running royalty at a rate of six percent of its net proceeds, but no less than 30 euros per copy, from licenses it grants of the technology co-owned by Vanatec and Versant for a period of five years following the effective date of this agreement. Further, at any time during the royalty period, Vanatec had the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 100,000 euros, which Vanatec exercised during the three months ended October 31, 2008 when it remitted the buyout payment of 100,000 euros to Versant. As a result of Versant's sale of its interest in Vanatec and this agreement, Versant determined that it was no longer the primary beneficiary of Vanatec as defined by FIN 46 (R), and thus, was no longer required to consolidate Vanatec's operating results after March 27, 2006.

Interest and Other Income, Net

        Interest and other income, net consists of interest income earned from our cash and cash equivalents net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

        The following table summarizes our other income, net (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Interest and other income, net
Interest income	$880	$531	$154	$349	66%	$377	245%
Interest expense	(1)	(5)	(6)	4	-80%	1	-17%
Foreign exchange gain (loss)	(13)	(90)	6	77	86%	(96)	-1600%
Other income	5	96	54	(91)	-95%	42	78%

Total	$871	$532	$208	$339	64%	$324	156%

Fiscal 2008 Compared to Fiscal 2007

        Interest and other income, net was $871,000 (or 4% of total revenues) in fiscal 2008 compared to $532,000 (or 3% of revenues) in fiscal 2007. The increase in absolute dollars of $339,000 (or 64%) was largely due to an increase of $349,000 in interest income from both our European and U.S. operations as a result of higher cash balances, and included favorable foreign currency fluctuations of approximately $50,000. This increase was partially offset by the absence in fiscal 2008 of other income associated with the sale of excess furniture related to the relocation of our U.S. headquarters that was recognized in the third quarter of fiscal 2007.

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

Gain on Disposal of VIE

        As discussed above, we are no longer required to consolidate the operating results of Vanatec as of March 28, 2006; therefore, we recorded a gain of $131,000 related to the deconsolidation of Vanatec in our consolidated statements of income during the three months ended April 30, 2006. This amount is comprised of the reversal of the excess losses that we had absorbed previously for $105,000, the consideration that we received from a third party investor in lieu of our interest at Vanatec of $6,000, the transfer of property and equipment for $17,000, other comprehensive income for $6,000, and offset by foreign currency losses of $3,000. Consequently, the results of Vanatec are not included in the Company's consolidated financial statements as of and for the fiscal years ended October 31, 2007 and 2008.

Provision for Income Taxes

        Provision for income taxes primarily consists of corporate income taxes for our subsidiaries in Germany and India and, to a lesser extent, foreign withholding taxes and state income and franchise taxes in the U.S.

        The following table summarizes our provision for income taxes (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Provision for income taxes
Foreign withholding taxes	$253	$51	$7	$202	396%	$44	629%
Provision for income taxes Europe	1,155	751	336	404	54%	415	124%
Provision for income taxes India	19	15	15	4	27%	—	0%
Federal, state and franchise taxes	4	50	32	(46)	-92%	18	56%

Total	$1,431	$867	$390	$564	65%	$477	122%

        Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. The provision for income taxes in Germany of approximately $1.2 million, $751,000 and $336,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, were attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes.

        We incurred foreign withholding taxes and state income and franchise taxes of approximately $257,000, $101,000, and $39,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, which we have included in our income tax provision.

        At October 31, 2008, we had U.S. federal and state net operating loss carry forwards of approximately $69.7 million and $12.0 million, respectively, and U.S. federal and state tax credit carry forwards of approximately $1.3 million and $700,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2025. The U.S. federal tax credit carry forwards expire on various dates through 2023, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2008, we had German net operating tax loss carry forwards of approximately $32.0 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, we may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. Due to our history of operating losses, we believe that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $37.1 million has been recorded against the Company's net deferred tax assets. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

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

Income from Discontinued Operations, Net of Income Taxes

        In February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments during a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of the WebSphere consulting practice for fiscal 2008, fiscal 2007, and fiscal 2006 as income from discontinued operations, net of income taxes. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice.

        The following table summarizes our income from discontinued operations, net of income taxes (in thousands, except percentages) in fiscal 2008, 2007 and 2006:

	Fiscal Year ended October 31,			Fiscal 2008 vs 2007 Increase (Decrease)		Fiscal 2007 vs 2006 Increase (Decrease)
	2008	2007	2006	In Dollars	Percentage	In Dollars	Percentage
Income from discontinued operations, net of income taxes	$98	$304	$231	$(206)	-68%	$73	32%

Fiscal 2008 Compared to Fiscal 2007

        Under the Asset Purchase Agreement dated February 1, 2006 between Sima and Versant, we were entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Agreement. This 24-month payment period expired on January 31, 2008.

        Income from discontinued operations, net of income taxes was $98,000 in fiscal 2008 compared to $304,000 in fiscal 2007. Income from discontinued operations in fiscal 2008 and fiscal 2007 represented primarily royalty payments from WebSphere during these two fiscal years.

Fiscal 2007 Compared to Fiscal 2006

        Income from discontinued operations, net of income taxes was $304,000 in fiscal 2007 compared to $231,000 in fiscal 2006. Income from discontinued operations in fiscal 2007 and fiscal 2006 represented primarily royalty payments from WebSphere during these two years.

Liquidity and Capital Resources

Cash and Cash Equivalents

        In fiscal 2008, we financed our operations and met our capital expenditure requirements primarily through cash flows from operations. As of October 31, 2008, we had cash and cash equivalents of approximately $27.2 million, an increase of $8.1 million over the $19.1 million of cash and cash equivalents we held at October 31, 2007.

        As of October 31, 2008, $9.5 million of our $27.2 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $2.1 million was held in foreign currencies.

        The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of October 31, 2008
	Local Currency	U.S. Dollar
Cash in foreign currency:
Euro	€ 1,366	$1,783
British Pound	£28	47
India Rupee	Rs. 12,605	241

Total		$2,071

        We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2008 were comprised of $1.7 million of favorable foreign currency fluctuations on our revenues, $106,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $695,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $899,000 in our statements of income for fiscal 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

        Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro. This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well. Additionally, we held approximately 92% of our total cash balance at October 31, 2008 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

        In relation to our cash balances held overseas, there were no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States. However, we may be subject to income tax withholding in the source countries and to U.S. federal and state income taxes in the future if the cash payment or transfer from our subsidiaries to the U.S. parent were to be classified as a dividend. Other payments made by our European overseas subsidiaries in the ordinary course of business (e.g. payment of royalties or interest from the subsidiaries to the U.S. parent) were generally not subject to income tax withholding due to tax treaties.

        Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

        On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company's working capital. In December 2008, we committed $2.4 million in cash (including $300,000 of contingent payments) to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.). Taking into consideration the cash outflows related to both the db4o acquisition of assets and potential common stock repurchases, we believe that with our current cost structure and based on our current estimates of revenues and collections in fiscal 2009, we can reasonably expect to operate at a moderate positive cash flow level in fiscal 2009.

Cash Flow provided by Operating Activities

        This table aggregates certain line items from our cash flow statements for the following fiscal years to present the key items affecting our operating activities (in thousands):

	Fiscal Year ended October 31,
Net cash provided by operating activities:	2008	2007	2006
Net income	$9,489	$7,633	$4,301
Gain from the disposal of assets	—	—	(599)
Loss on the liquidation of a foreign subsidiary	—	245	—
Net income from discontinued operations	(98)	(304)	(231)
Non-cash adjustments	1,505	1,052	674
Accounts receivable	(536)	689	(260)
Other assets	(18)	266	194
Accounts payable, accrued liabilities and other liabilities	(929)	195	(1,342)
Deferred revenues	(748)	324	673
Deferred rent	(7)	(62)	(137)

Total	$8,658	$10,038	$3,273

        The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are payments for personnel related expenditures and facilities costs.

Fiscal 2008

        We generated $8.7 million of cash flows from operations in fiscal 2008. This was primarily derived from $9.5 million in net income offset by a $929,000 reduction in accounts payables and other liabilities.

        Non-cash adjustments were $1.5 million, as reflected in our cash flow statement in fiscal 2008, which were primarily stock-based compensation expense of $921,000 and depreciation and amortization expense of $638,000. Non-cash adjustments may increase or decrease in the future and, as a result, this might positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

        The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

        We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 51 days, 38 days and 56 days for the three months ended October 31, 2008, October 31, 2007 and October 31, 2006, respectively.

        Our working capital was $25.4 million as of October 31, 2008 compared to $15.3 million as of October 31, 2007.

Fiscal 2007

        We generated $10.0 million of cash flows from operations in fiscal 2007. This was primarily derived from $7.6 million in net income and a $955,000 reduction in accounts receivables and other assets.

        Non-cash adjustments were $1.1 million, as reflected in our cash flow statement in fiscal 2007, which were primarily depreciation and amortization expense of $637,000 and stock-based compensation expense of $416,000.

        Our working capital was $15.3 million as of October 31, 2007 compared to $6.2 million as of October 31, 2006.

        We relocated our U.S. corporate headquarters from Fremont, California to Redwood City, California in June 2007 occupying less square footage. As a result of this relocation, we experienced a reduction in our annual operating expenses for financial reporting purposes of approximately $500,000.

Fiscal 2006

        We generated $3.3 million of cash flows from operations in fiscal 2006. This was primarily derived from $4.3 million in net income and was partially offset by $806,000 cash used, as a result of reduction in accounts payables, accrued liabilities and other liabilities, deferred revenues and deferred rent.

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

Fiscal 2008

        In fiscal 2008, net cash used in investing activities was approximately $240,000, which represented cash used for purchases of property and equipment.

        We anticipate our overall spending related to property and equipment in fiscal 2009 to be at consistent levels compared to fiscal 2008.

Fiscal 2007

        In fiscal 2007, net cash used in investing activities was approximately $677,000. This amount was comprised of the following:

  •
  Cash used for purchases of property and equipment of approximately $735,000, including costs related to the replacement of outdated server equipment and other computer related equipment in Germany, U.S. and India, and to a lesser extent, capital expenditures related to the relocation of our U.S. corporate headquarters to Redwood City California, offset by

  •
  Cash inflows of approximately $58,000 from the sale of excess furniture and equipment in the U.S.

Fiscal 2006

        In fiscal 2006, net cash provided by investing activities was approximately $385,000, which comprised of the following:

  •
  Cash inflows from the proceeds of sale of our WebSphere practice and interests of Vanatec for approximately $506,000, plus $23,000 of cash generated from sales of property and equipment offset by

  •
  Cash used in purchases of property and equipment of $144,000.

Cash Flow provided by Financing Activities

        Our main source of cash from financing activities has been proceeds from sales of common stock under our employee stock option and stock purchase plans and, in the periods that we had a receivable line of credit in place, periodic draw-downs on the credit line that we typically repaid within a month.

Fiscal 2008

        In fiscal 2008, $782,000 of cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $792,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans, and

  •
  Principal payments of $10,000 under capital lease obligations.

        Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of October 31, 2008 we had approximately 188,000 shares available to issue under our current equity incentive and director plans. The timing of the issuance of options under these plans, the duration and timing of their vesting schedules and their grant price will all impact the timing of any exercises and proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

        Our former $3.0 million credit facility with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2009.

Fiscal 2007

        In fiscal 2007, $484,000 of cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $499,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans, reduced by

  •
  Principal payments of $15,000 under capital lease obligations.

Fiscal 2006

        In fiscal 2006, $140,000 of cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $192,000 due to proceeds from the sale of common stock under our stock option and employee stock purchase plans, offset by

  •
  Cash payments of $39,000 for the repayment of the borrowing under our line of credit, and principal payments of $13,000 under capital lease obligations.

Commitments and Contingencies

        Our principal commitments as of October 31, 2008 consist of obligations under operating leases for facilities and equipment commitments.

        On March 23, 2007, we entered into an office building lease with CA-Shorebreeze Limited Partnership pursuant to which we are leasing approximately 6,800 square feet in an office facility located in Redwood City, California. The lease has a term of thirty-six months, which commenced in June 2007. The Redwood City, California office that is the subject of the lease serves as our U.S. headquarters, replacing our former facility in Fremont, California, whose lease expired on June 30, 2007. Monthly rent under the lease for our Redwood City office was initially approximately $19,000 and is subject to 4% annual increases thereafter. The total rent payable over the full thirty-six month lease term (net of two months rent abatement) will be approximately $671,000. We have an option to extend the term of the lease for one additional one-year period at a rent equal to the then fair market lease rate. Pursuant to the lease, the landlord has agreed to provide a tenant improvement allowance of approximately $101,000. Any tenant improvement costs exceeding this allowance were borne by us. Rental expense under this agreement, including contractual rent increases, is recognized on a straight-line basis. We also lease field office space in Europe and India, generally under multi-year operating lease agreements. Consolidated rent expense in fiscal years ended October 31, 2008, October 31, 2007 and October 31, 2006, was approximately $550,000, $735,000, and $877,000, respectively.

        Our annual minimum commitments as of October 31, 2008 under non-cancelable operating leases are listed as follows (in thousands):

	Rental Lease	Equipment Leases	Total
Fiscal year ending October 31,
2009	$548	$16	$564
2010	211	6	217
2011	—	—	—
Thereafter	—	—	—

Total	$759	$22	$781

        On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company's working capital. However, nothing obligates us to repurchase shares pursuant to this stock repurchase program, and the program may be terminated at any time. In December 2008, we committed $2.4 million in cash (including $300,000 of contingent payments) to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.). Taking into consideration the cash outflows related to both the acquisition of db4o assets and potential common stock repurchases, we believe that our existing cash and cash equivalents plus cash that we forecast to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses products or to purchase or license technologies, and we expect that, in the event of such an acquisition or investment that is significant and requires that we pay cash consideration, it will be necessary for us to seek additional debt or equity financing.

        A $3.0 million credit facility we had with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2009.

Recent Accounting Pronouncements

        For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Consolidated Financial Statements under item 8 of this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Foreign currency hedging instruments.    We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2008 consisted of $1.7 million of favorable foreign currency fluctuations on our revenues, $106,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $695,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $899,000 in our statements of income for fiscal 2008. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

        Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro. This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well. Additionally, we held approximately 92% of our total cash balance at October 31, 2008 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

        We do not own any derivative financial instruments.

        Interest rate risk.    Our cash equivalents primarily consist of money market accounts; therefore, we do not believe that our interest rate risk is significant at this time.

Item 8.    Financial Statements and Supplementary Data.

VERSANT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Report on Internal Control over Financial Reporting
Report on Consolidated Financial Statements
Consolidated Balance Sheets as of October 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended October 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows for the Years Ended October 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements:
Note 1—The Company and Basis of Presentation
Note 2—Summary of Significant Accounting Policies
Note 3—Stock-Based Compensation
Note 4—Discontinued Operations
Note 5—Restructuring
Note 6—Liquidation of a Foreign Subsidiary
Note 7—Consolidation of Variable Interest Entity
Note 8—Lease Obligations
Note 9—Settlement of Litigation
Note 10—Shareholders' Equity and Income Per Share
Note 11—Income Taxes
Note 12—Employee and Director Benefit Plans
Note 13—Forfeiture of Common Stock
Note 14—Valuation and Qualifying Accounts and Reserves
Note 15—Quarterly Information
Note 16—Subsequent Events

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Versant is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Versant's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to human error, or the improper circumvention or overriding of internal controls. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change adversely over time.

        Management assessed the effectiveness of Versant's internal control over financial reporting as of October 31, 2008. In making its evaluation of the effectiveness of Versant's internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on its assessment of internal control over financial reporting, Versant's management has concluded that, as of October 31, 2008, Versant's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of Versant's Board of Directors.

        Versant's independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of Versant's internal control over financial reporting. Its report appears immediately after this report.

/s/ Jerry Wong
Jerry Wong
Vice President, Finance and Chief Financial Officer
January 14, 2009

/s/ Jochen Witte
Jochen Witte
President and Chief Executive Officer
January 14, 2009

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of Versant Corporation and Subsidiaries:

        We have audited Versant Corporation and Subsidiaries' Internal Control over Financial Reporting as of October 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Versant Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Versant Corporation and Subsidiaries' internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Versant Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Versant Corporation and Subsidiaries as of October 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2008, and our report dated January 13, 2009 expresses an unqualified opinion on these statements.

/s/ Grant Thornton LLP
San Francisco, California January 13, 2009

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (cont.)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of Versant Corporation and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Versant Corporation and Subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and Subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation Number 48, "Accounting for Uncertainty in Income Taxes," on November 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Versant Corporation and Subsidiaries' internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 13, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
San Francisco, California January 13, 2009

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,234	$19,086
Trade accounts receivable, net of allowance for doubtful accounts of $16 and $68 at October 31, 2008 and October 31, 2007, respectively	2,801	2,330
Other current assets	399	506

Total current assets	30,434	21,922
Property and equipment, net	670	835
Goodwill	6,720	6,720
Intangible assets, net	565	881
Other assets	172	108

Total assets	$38,561	$30,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$371	$157
Accrued liabilities	1,525	2,756
Deferred revenues	3,120	3,707
Deferred rent	17	7

Total current liabilities	5,033	6,627
Deferred revenues	317	641
Deferred rent	13	29
Other long-term liabilities	44	4

Total liabilities	5,407	7,301

Stockholders' equity:
Common stock, no par value, 7,500,000 shares authorized, 3,746,581 and 3,671,924 shares issued and outstanding as of October 31, 2008 and October 31, 2007, respectively	97,717	96,004
Accumulated other comprehensive income, net	183	1,346
Accumulated deficit	(64,746)	(74,185)

Total stockholders' equity	33,154	23,165

Total liabilities and stockholders' equity	$38,561	$30,466

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

	Fiscal Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006
Revenues:
License	$15,922	$12,681	$8,469
Maintenance	9,041	8,225	6,726
Professional services	335	244	1,550

Total revenues	25,298	21,150	16,745

Cost of revenues:
License	309	142	313
Amortization of intangible assets	315	315	315
Maintenance	1,446	1,469	1,442
Professional services	112	112	1,021

Total cost of revenues	2,182	2,038	3,091

Gross profit	23,116	19,112	13,654

Operating expenses:
Sales and marketing	3,620	3,392	3,062
Research and development	4,066	3,410	3,147
General and administrative	5,479	4,401	3,712
Loss on the liquidation of a foreign subsidiary	—	245	—
Restructuring	—	—	218

Total operating expenses	13,165	11,448	10,139

Income from operations	9,951	7,664	3,515
Outside shareholders' income from VIE	—	—	138
Interest and other income, net	871	532	208
Gain on disposal of VIE	—	—	131

Income from continuing operations before taxes	10,822	8,196	3,992
Provision for income taxes	1,431	867	390

Net income from continuing operations	9,391	7,329	3,602
Gain from sale of discontinued operations, net of income taxes	—	—	468
Net income from discontinued operations, net of income taxes	98	304	231

Net income	$9,489	$7,633	$4,301

Basic income per share:
Net income from continuing operations	$2.52	$2.01	$1.01
Earnings from discontinued operations, net of income tax	$0.02	$0.08	$0.19

Net income per share, basic	$2.54	$2.09	$1.20
Diluted income per share:
Net income from continuing operations	$2.48	$1.98	$1.01
Earnings from discontinued operations, net of income tax	$0.03	$0.08	$0.19

Net income per share, diluted	$2.51	$2.06	$1.20
Shares used in per share calculation:
Basic	3,729	3,649	3,577
Diluted	3,783	3,708	3,584
Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$58	$65	$39
Sales and marketing	$221	$90	$41
Research and development	$178	$39	$79
General and administrative	$464	$222	$77

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in thousands, except for share amount)

	Common
			Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Total Comprehensive Income
	Shares	Amount
Balance at October 31, 2005	3,560,837	$94,755	$(44)	$(86,119)	$396	$8,988
ESPP	19,630	64	—	—	—	64
Exercise of stock options	25,499	128	—	—	—	128
Forfeiture of common stock—Mokume Cancellation	(8,998)	(50)	—	—	—	(50)
Non-cash stock based compensation expense	—	192	—	—	—	192
Adjustment from deferred compensation to APIC	—	—	44	—	—	44
Net income	—	—	—	4,301	—	4,301	4,301
Foreign currency translation adjustments	—	—	—	—	125	125	125

Total comprehensive income							$4,426

Balance at October 31, 2006	3,596,968	$95,089	$—	$(81,818)	$521	$13,792
ESPP	29,468	183	—	—	—	183
Exercise of stock options	45,488	316	—	—	—	316
Non-cash stock based compensation expense	—	416	—	—	—	416
Net income	—	—	—	7,633	—	7,633	7,633
Foreign currency translation adjustments	—	—	—	—	825	825	825

Total comprehensive income							$8,458

Balance at October 31, 2007	3,671,924	$96,004	$—	$(74,185)	$1,346	$23,165

Adjustment to retained earnings related to FIN 48	—	—	—	(50)	—	(50)
ESPP	18,984	290	—	—	—	290
Exercise of stock options	55,673	502	—	—	—	502
Non-cash stock based compensation expense	—	921	—	—	—	921
Net income	—	—	—	9,489	—	9,489	9,489
Foreign currency translation adjustments	—	—	—	—	(1,163)	(1,163)	(1,163)

Total comprehensive income							$8,326

Balance at October 31, 2008	3,746,581	$97,717	$—	$(64,746)	$183	$33,154

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended October 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$9,489	$7,633	$4,301
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of income taxes	—	—	(468)
Gain on disposal of Variable Interest Entity	—	—	(131)
Net income from discontinued operations, net of income taxes	(98)	(304)	(231)
Loss on the liquidation of a foreign subsidiary	—	245	—
Depreciation and amortization	323	322	203
Amortization of intangible assets	315	315	315
Stock-based compensation	921	416	236
Write off of property and equipment	—	—	25
Non-cash operating expenses related to cancellation of common stock	—	—	(50)
Recovery of bad debt allowance	(54)	(1)	(55)
Changes in assets and liabilities:
Accounts receivable	(536)	689	(260)
Other assets	(18)	266	194
Accounts payable	224	(1)	(557)
Accrued liabilities and other liabilities	(1,153)	196	(785)
Deferred revenues	(748)	324	673
Deferred rent	(7)	(62)	(137)

Net cash provided by operating activities	8,658	10,038	3,273

Cash flows from investing activities:
Proceeds from sale of Websphere	—	—	500
Proceeds from sale of Vanatec	—	—	6
Proceeds from sale of property and equipment	—	58	23
Purchases of property and equipment	(240)	(735)	(144)

Net cash provided by (used in) investing activities	(240)	(677)	385

Cash flows from financing activities:
Proceeds from sale of common stock, net	792	499	192
Principal payments under capital lease obligations	(10)	(15)	(13)
Net payments under short-term note and bank loan	—	—	(39)

Net cash provided by financing activities	782	484	140

Effect of foreign exchange rate changes on cash and cash equivalents	(1,150)	706	244

Net increase in cash and cash equivalents from operating, investing and financing activities	8,050	10,551	4,042
Net increase in cash and cash equivalents from discontinued operation	98	304	231
Cash and cash equivalents at beginning of period	19,086	8,231	3,958

Cash and cash equivalents at end of period	$27,234	$19,086	$8,231

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$1	$5	$6
Foreign, federal, foreign withholding and state income taxes	$1,806	$150	$54
Supplemental schedule of noncash investing and financing activities:
Mokume common stock cancellation	$—	$—	$(50)
Non cash stock compensation expense	$921	$416	$236

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

NOTE 1.    THE COMPANY AND BASIS OF PRESENTATION

        Versant Corporation (with its subsidiaries, collectively referred to in this report as "Versant" or "the Company") was incorporated in California in August 1988. Versant is a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing. The Company designs, develops, markets and supports object-oriented database management system products to solve complex data management and data integration problems of enterprises. Versant also provides related product support, training and consulting services to assist users in the use of its products and in development and deployment of software applications based on its products. The Company operates its business within a single operating segment referred to as Data Management. Versant's principal executive offices are located in Redwood City, California. Versant has international operations in Germany and India and markets its software products and related maintenance services directly through telesales and field sales organizations in North America and Germany and indirectly through distributors and resellers worldwide.

        Versant is subject to the risks commonly associated with similar sized companies in the software industry. These risks include, but are not limited to, the following: dependence on a key product, fluctuations of operating results, lengthy sales cycles for its products, product concentration, dependence on continued customer acceptance of object database technology, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations and the Company's ability to adequately finance its ongoing operations.

        The Company generated net income of $9.5 million, $7.6 million and $4.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Management anticipates funding future operations from its current cash resources and its future cash flows from operations. However, if the Company's financial results fall short of projections, additional debt or equity may in the future be required to finance operations, and the Company might in such circumstances need to implement cost reductions. No assurances can be given that, in such circumstances, the Company would be successful in obtaining any such additional debt or equity capital that may be required.

        In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET ("VOA.NET") business to Vanatec GmbH (a then newly formed privately held company based in Germany). In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 (R) ("FIN 46(R)"), Vanatec's operating results were included in Versant's consolidated financial statements from July 2005 through March 27, 2006. On March 27, 2006, Versant sold its entire equity interest in Vanatec to a third party investor and entered into a joint ownership agreement with Vanatec with respect to technology it had previously licensed to Vanatec (see Note 7 for a more detailed description of the Vanatec transaction). As a result of this sale of its interest in Vanatec, as of March 28, 2006, Versant was no longer required to consolidate the operating results of Vanatec, and as such, the Company's consolidated financial statements for fiscal 2007 and fiscal 2008 do not include the accounts of Vanatec.

        In February 2006, Versant completed the sale of the assets associated with its WebSphere® consulting practice to Sima Solutions, a newly formed privately held corporation based in the United States. Versant's WebSphere consulting practice provided consulting and training services to end-users of IBM's WebSphere® application server software. As a result of this transaction, Versant has ceased

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 1.    THE COMPANY AND BASIS OF PRESENTATION (Continued)

providing WebSphere consulting services (see Note 4 for a more detailed description of the WebSphere transaction). Consequently, the Company's accompanying consolidated financial statements do not include financial results of the WebSphere consulting practice as part of continuing operations. Instead, as required by generally accepted accounting principles, the Company's financial statements report former WebSphere activities as "net income from discontinued operations, net of income taxes".

        In October 2007, Versant completed the liquidation of Versant Ltd., its subsidiary in the United Kingdom (See Note 6 for a more detailed description of the liquidation of Versant Ltd.). Upon the completion of this liquidation, in accordance with the provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 52 Foreign Currency Translation, ("SFAS 52") Versant recorded a $245,000 operating loss in the Company's consolidated financial statements for fiscal 2007 to reflect the realization of foreign currency translation adjustments related to the liquidated subsidiary.

        As of October 31, 2008, Versant had a total of 82 full time employees.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) and, from July 2005 through March 27, 2006, the variable interest entity (VIE) required to be consolidated in accordance with accounting principles generally accepted in the United States of America ("GAAP") (see Note 7 for details). Intercompany accounts and transactions among consolidated companies have been eliminated in consolidation.

        The financial position and operating results of foreign operations are consolidated using the local currency as their functional currency. Local currency assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of shareholders' equity as a component of accumulated other comprehensive income.

  Use of Estimates

        The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

  Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company's cash and other cash equivalents at October 31, 2008 and October 31, 2007 consisted of deposits in banks and money market funds. As of October 31, 2008 and 2007 cash balances held in foreign financial institutions were $9.5 million and $12.0 million, respectively.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Concentration of Credit Risk

        The Company's financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions and invests in highly rated short-term securities. The Company maintains an allowance for doubtful accounts as an estimate of the inability of its customers to make required payments. The allowance was $16,000 and $68,000 at October 31, 2008 and October 31, 2007, respectively. The amount of the Company's allowance is based on historical experience and an analysis of its accounts receivable balances. Credit losses to date have been within management's expectations. However, actual results could differ from such estimates.

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

        The following table summarizes the breakdown of the Company's property and equipment as of October 31, 2008 and October 31, 2007 (in thousands):

	As of October 31,
	2008	2007
Computer equipment	$1,344	$1,380
Furniture and fixtures	483	551
Software	649	585
Leasehold improvements	60	61
Capital lease and other assets	35	35

	2,571	2,612
Less: accumulated depreciation and amortization	(1,901)	(1,777)

	$670	$835

        Total depreciation expense for fiscal 2008, fiscal 2007 and fiscal 2006 was $323,000, $322,000, and $203,000, respectively.

  Impairment of Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets ("SFAS 142"). SFAS 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed.

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

        Versant performed its annual evaluations of the Company's goodwill based on the requirements of SFAS 142 in October 2008, October 2007 and October 2006. As a result of these impairment tests and valuation analysis, Versant determined that no impairment charges against the Company's goodwill were required in fiscal 2008, fiscal 2007 and fiscal 2006.

        For the purpose of testing for goodwill impairment in its single Data Management operating segment, Versant has aggregated the goodwill for the following acquisitions:

  •
  Versant Europe, acquired in 1997;

  •
  Poet, acquired on March 18, 2004;

  •
  Technology of JDO Genie, acquired on June 30, 2004; and

  •
  FastObjects, Inc., acquired on July 6, 2004.

        The goodwill balances as of October 31, 2008 and October 31, 2007, are as follows (in thousands):

	As of October 31, 2008			As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Versant Europe and India	$3,277	$3,036	$241	$3,277	$3,036	$241
Poet Holdings, Inc.	5,752	—	5,752	5,752	—	5,752
FastObjects, Inc.	677	—	677	677	—	677
JDO Genie (PTY), LTD.	50	—	50	50	—	50

Total	$9,756	$3,036	$6,720	$9,756	$3,036	$6,720

        Versant evaluates its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In fiscal 2008, fiscal 2007 and fiscal 2006, as there were no triggering events in such fiscal years which might indicate impairment of Versant's intangible assets, the Company did not perform impairment tests and valuation analysis of its intangible assets. Based on the requirements of SFAS 144, Versant determined that the value of the Company's intangible assets had been fairly recorded in its financial statements, and therefore, no impairment charges against the Company's intangible assets related to the Company's Poet and FastObjects acquisitions were recorded in fiscal 2008, fiscal 2007 and fiscal 2006.

        The Company's intangible assets' balances as of October 31, 2008 and October 31, 2007 are as follows (in thousands):

	As of October 31, 2008			As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 yrs)	$1,919	$1,454	$465	$1,919	$1,265	$654
JDO Genie (PTY), LTD. (Amortized over 5 yrs)	550	477	73	550	367	183
FastObjects, Inc. (Amortized over 6 yrs)	148	121	27	148	104	44

Total	$2,617	$2,052	$565	$2,617	$1,736	$881

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The projected amortization of the Company's existing intangible assets as of October 31, 2008 is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2009	278
2010	200
2011	87
Thereafter	—

Total	$565

  Revenue Recognition

        Versant recognizes revenues in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company's revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or "PCS") and, to a lesser degree, agreements for consulting and training activities.

        Versant uses the residual method to recognize revenues when a license agreement includes one or more elements to be delivered by us at a future date. If there is an undelivered element under the license arrangement, the Company defers revenues based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, the Company defers all revenues from that transaction until sufficient evidence of the fair value exists or until all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the value of such undelivered elements. Versant typically does not offer discounts on future undeveloped products.

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

  •
  Collection is probable.

        If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or until satisfaction of the contingency, as applicable. The Company's license fees are generally non-cancelable and non-refundable. Also, the

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's customer agreements for prepaid deployment licenses do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer's delay or acceleration in its deployment schedule does not impact our revenue recognition in the case of a prepaid deployment license. Revenues from related PCS for all product lines are usually billed in advance of the service being provided and are deferred and recognized on a straight-line basis over the term in which the PCS is to be performed, which is generally twelve months. In some cases PCS revenues are paid in arrears of the service being provided and are recognized as revenues at the time the customer provides the Company a report for deployments made during a given time period. Training and consulting revenues are recognized when a purchase order is received, the services have been performed and collection is deemed probable. Consulting services are billed on an hourly, daily or monthly rate. Training classes are billed based on group or individual attendance.

        Versant categorizes its customers into two broad groups, End-Users and Value Added Resellers (VARs). End User customers are companies who use the Company's products internally and do not redistribute the Company's product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, Original Equipment Manufacturers ("OEMs") and other vendors who redistribute Versant's products to their external third party customers, either separately or as part of an integrated product.

        Versant licenses its data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses Versant's software product. Prior to an End-User customer being able to deploy an application that it has developed under the Company's development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using Versant's product. For certain applications, Versant offers deployment licenses priced on a per user basis. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to Versant of a nonrefundable amount for future deployment.

        VARs and distributors purchase development licenses from Versant on a per seat basis on terms similar to those of development licenses that the Company sells directly to End-Users. VARs are authorized to sublicense deployment copies of Versant's data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of Versant's software and are charged a royalty that is either based on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to Versant for sales made by the VAR during a given period.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenues from the Company's resale of third-party products or services are recorded at total contract value with the corresponding cost included in the cost of sales when Versant acts as a principal in these transactions by assuming the risks and rewards of ownership (including the risk of loss for collection, delivery or returns). When the Company does not assume the risks and rewards of ownership, revenues from the resale of third-party products or services are recorded at contract value net of the cost of sales.

        On occasion, at a customer's request, Versant performs engineering work to port our products to an unsupported platform or to customize our software for specific functionality, or any other non-routine technical assignment. In these instances, Versant recognizes revenues in accordance with SOP 81-1 Accounting Research Bulletin ("ARB") No. 45 (As Amended), Long-Term Construction-Type Contracts and uses either the time and material percentage of completion method or the completed contract method for recognizing revenues. The Company uses the percentage of completion method if it can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. The Company periodically reviews these estimates in connection with the work performed and rates actually charged and recognizes any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

  •
  An agreement must include provisions that clearly specify the rights regarding goods or services to be provided and received by both parties, the consideration to be exchanged and the manner and terms of settlement.

  •
  The customer is able to satisfy its obligations under the contract.

  •
  Versant is able to satisfy its obligations under the contract.

        The completed contract method is used when reasonable or dependable estimates of labor costs and time to complete the work cannot be made. As a result, in such situations, Versant defers all revenues until such time as the work is fully completed.

        Management of the Company makes significant judgments and estimates in connection with the determination of the revenue Versant recognizes in each accounting period. If Versant had made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized would have resulted.

  Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. dollar at the current exchange rates in effect on the balance sheet date and revenues and expenses are translated using rates that approximate the average rates of exchange during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption as other comprehensive income.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Other Comprehensive Income

        Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consist of cumulative foreign currency translation adjustments.

        The following table summarizes the breakdown of comprehensive income for the years ended October 31, 2008, October 31, 2007 and October 31, 2006 (in thousands):

	Fiscal year ended October 31,
	2008	2007	2006
Net income, as reported	$9,489	$7,633	$4,301
Foreign currency translation adjustment	(1,163)	825	125

Other comprehensive income	$8,326	$8,458	$4,426

  Warranties and Indemnification Obligations

        The Company recognizes warranty and indemnification obligations under SFAS No. 5 (As Amended), Accounting for Contingencies ("SFAS 5"), FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Concepts Statement ("SFAC") No. 7 (As Amended), Using Cash Flow Information and Present Value in Accounting Measurements. These pronouncements require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

        The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. The Company has not provided for any reserves for such warranty liabilities.

        The Company's software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, Versant has not incurred any material costs associated with these product and service performance warranties, and as such the Company has not provided for any reserves for any such warranty liabilities in its U.S. operating results.

        In Europe, there is typically a one-year warranty period for all of the Company's products and services. In fiscal 2006, pursuant to the consulting engagements with certain European customers, Versant recorded a $128,000 warranty reserve based on historical experience and expected need at that time in its consolidated financial statements. These warranty reserves were subsequently reversed during the fourth quarter of fiscal 2007 upon expiration of the one-year warranty period. As a result, Versant had a $10,000 warranty reserve balance as of October 31, 2007 in its consolidated financial statements compared to a total warranty reserve balance of $136,000 as of October 31, 2006. As of October 31, 2008, Versant had a $9,000 warranty reserve balance in its consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Deferred Revenue

        Deferred revenue represents amounts received from customers under certain maintenance, software and service contracts for which the revenue earning process has not been completed and revenue has not been recognized. Deferred revenues are recognized as revenue ratably over the life of the contract or when the service is rendered and the Company has satisfied all other revenue recognition criteria.

	As of October 31,
	2008	2007
Maintenance	$3,437	$4,305
Training and consulting	—	43

Total	$3,437	$4,348

  Accrued Liabilities

        The breakdown of short-term accrued liabilities for the fiscal years ended October 31, 2008 and October 31, 2007 were as follows:

	As of October 31,
	2008	2007
Payroll and related	$923	$1,334
Taxes payable	226	1,031
Other	376	391

Total	$1,525	$2,756

  Software Development Costs

        Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The time period between achieving technological feasibility, which Versant has defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has generally been short, and therefore to date, software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended October 31, 2008, October 31, 2007 and October 31, 2006 since the timing of achieving technological feasibility and general availability has not been materially different.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes based on SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation Number 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on November 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". As required by FIN 48, which clarifies SFAS No. 109, "Accounting for Income Taxes," the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At November 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material previously recognized tax benefits as of that date. As a result, the adoption of FIN 48 did not have a material effect on the Company's financial condition or results of operations.

        The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2003. The Company does not anticipate significant changes to its uncertain tax positions through October 31, 2009.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

        The Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), effective January 1, 2007. EITF No. 06-03 allows companies to choose either the gross basis or net basis of income statement presentation for taxes collected from customers and remitted to governmental authorities and requires companies to disclose such policy. The Company applies the net basis presentation for taxes collected from customers and remitted to government authorities.

  Stock-Based Compensation

        On November 1, 2005, Versant adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), using the modified-prospective transition method. (See Note 3 for details).

        Prior to fiscal 2006, Versant accounted for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") as

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. No matching contributions to employees' voluntary contributions to the 401(k) Plan were made by the Company in fiscal years 2008, 2007 and 2006.

  Segment and Geographic Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by non-aggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of income. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

        The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Fiscal year ended October 31,
	2008	2007	2006
Revenues by region:
North America	$9,292	$9,679	$6,175
Europe	13,275	10,672	10,138
Asia	2,731	799	432

Total	$25,298	$21,150	$16,745

	Fiscal year ended October 31,
	2008	2007
Total long-lived assets by region:
North America	$229	$282
Europe	383	460
Asia	230	201

Total	$842	$943

  Recent Accounting Pronouncements

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective November 15, 2008. Versant will adopt SFAS 162 as required, and its adoption is not expected to have an impact on the consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. 142-3 ("FSP No. 142-3"), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 142-3 is effective for Versant beginning November 1, 2009. The Company will adopt this FSP as required, and is currently evaluating the related accounting and disclosure requirements.

        In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for Versant beginning February 1, 2009. The Company will adopt SFAS 161 as required, and its adoption is not expected to have an impact on the consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations, ("SFAS 141R"). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, SFAS 141R will become effective for Versant on November 1, 2009. The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS 160"). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for Versant beginning November 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes adoption of SFAS 160 will not have an impact on its consolidated financial statements.

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

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Therefore, SFAS 159 will become effective for Versant beginning November 1, 2008. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity's fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirements of SFAS No. 157. The Company believes adoption of SFAS 159 will not have an impact on the consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 3.    STOCK-BASED COMPENSATION

        Since fiscal 2006, Versant has accounted for share-based compensation costs in accordance with SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107") and SEC Staff Accounting Bulletin No.110, Share-Based Payment ("SAB 110"). SFAS 123(R) was adopted using the modified-prospective transition method. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the use of significant assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of share-based awards rather than implied volatility, while the expected life was estimated based on a historical model that takes into consideration other factors that could possibly impact the future expected life of the options. Further, as required under SFAS 123(R), the Company estimates forfeiture rates for those options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which are generally three years under the Company's Equity Incentive Plans and two years under the Directors Stock Option Plans. While the estimate of fair value and the associated charge to earnings materially impacts the Company's results of operations, it has no impact on its cash position.

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

        SFAS 123(R) requires companies to estimate forfeiture rates at the time of grant and to revise these estimates in subsequent periods if actual forfeiture rates differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up for the amount of the valuation to be recorded if the actual forfeiture rate is different from the one applied in prior periods. The current forfeiture rate for the unvested portion of the option valuation recognized as of October 31, 2008 is 19% for employee plans and 11% for director plans, respectively.

        Versant estimates the fair value of employee stock options and rights to purchase shares under its employee stock purchase plan, or "ESPP", using the Black-Scholes Option Pricing Model. This is

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 3.    STOCK-BASED COMPENSATION (Continued)

consistent with the provisions of SFAS 123(R), SAB 107 and the Company's prior period pro forma disclosures of net income (loss), including share-based compensation.

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

        Versant uses a historical model to arrive at the expected life of its options, but it takes into consideration other factors that could possibly impact the future expected life of the options. As of October 31, 2008, the Company determined that the estimated expected life of an employee share option granted under the Company's Equity Incentive Plan was 2.4 years.

        The expected life for the options granted under the Directors' Plans to the board members who are not full time employees of Versant, is 5.75 years. Versant used the simplified method allowed by SAB 107 and SAB 110 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two.

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

        Versant does not expect to realize any current tax benefits in fiscal 2008 related to stock options or shares issued under its ESPP. Versant currently provides a full valuation allowance for its deferred tax assets and accordingly, a valuation allowance is also provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R).

        Versant has not distributed any dividends to its common shareholders and does not expect to do so in the near future.

        The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options			ESPP
	Fiscal year ended October 31,			Fiscal year ended October 31,
	2008	2007	2006	2008	2007	2006
Expected life (in years)	2.3–5.75 years	2.2–5.75 years	2.2–5.75 years	6 months	6 months	6 months
Weighted-average Risk-free interest rate	2.32%–3.22%	4.17%–4.85%	4.28%–5.23%	2.01%–3.31%	4.76%–5.00%	3.2%–4.76%
Volatility	57%–88%	71%–107%	87%–115%	48%–52%	52%–80%	72%–83%
Dividend yield	—	—	—	—	—	—

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 3.    STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expenses recognized under SFAS 123(R) in the consolidated statements of income related to stock options and ESPP for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	Fiscal Year ended October 31,
	2008	2007	2006
Stock options expenses under FAS 123R	$807	$320	$192
Stock expenses related to ESPP under FAS 123R	114	96	44

Total non cash stock expenses	$921	$416	$236

        The following table summarizes the changes in stock option activities under the Company's equity-based compensation plan during fiscal 2008 and fiscal 2007, respectively:

	Fiscal year ended October 31,
	2008		2007
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Outstanding at the beginning of the period	235	$16.75	185	$16.91
Granted	127	22.40	109	14.57
Exercised	(56)	9.01	(46)	6.94
Forfeited and Expired	(3)	29.64	(13)	35.80

Outstanding at the end of the period	303	$20.40	235	$16.75

Options exercised at the end of the fiscal year since inception	296	$29.66	239	$32.61
Options exercisable at the end of the fiscal year	184	$21.73	117	$20.61

        The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number outstanding at October 31, 2008 (in thousands)	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at October 31, 2008 (in thousands)	Weighted average remaining contractual life	Weighted average exercise price
From $3.00 to $6.00	23	5.63	$4.39	23	5.59	$4.41
From $6.13 to $9.20	32	6.79	6.94	26	6.64	7.01
From $10.20 to $16.00	56	7.47	10.66	35	7.10	10.80
From $17.19 to $40.00	183	8.57	22.28	91	8.12	23.58
From $42.00 to $122.20	8	1.74	94.23	8	1.74	94.23
From $465.50 to $1,287.00	1	1.28	629.80	1	1.28	629.80

	303	7.75	$20.40	184	7.09	$21.73

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 3.    STOCK-BASED COMPENSATION (Continued)

        The summary of the status of Versant's nonvested shares as of October 31, 2008 and changes during the fiscal year ended October 31, 2008 is as follows:

Nonvested shares	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested at October 31, 2007	118	$7.36
Granted	127	10.67
Vested	(100)	7.47
Forfeited	(2)	5.50

Nonvested at October 31, 2008	143	$9.62

        The weighted average grant date fair value of options granted during fiscal 2008, fiscal 2007 and fiscal 2006 were $10.67, $8.33 and $3.40, respectively. The total fair value of shares granted during fiscal 2008, fiscal 2007 and fiscal 2006 were $1.4 million, $908,000, and $231,000, respectively. The aggregated intrinsic values of options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 were $1.1 million, $581,000 and $120,000, respectively. The total fair value of shares vested during fiscal 2008, fiscal 2007 and fiscal 2006 were $747,000, $240,000, and $167,000, respectively.

        The total unrecognized compensation costs related to non-vested options were $1.3 million at October 31, 2008 and will be recognized using the straight-line attribution method ratably for the subsequent three years. However, the Company will adjust total stock-based compensation cost for changes in estimated forfeiture rates and true-ups.

NOTE 4.    DISCONTINUED OPERATIONS

        On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions ("Sima"), a privately held U.S. based company. Versant's WebSphere practice provided consulting and training services to end-users of IBM's WebSphere® application server software. As a result of this transaction, Versant ceased conducting its WebSphere consulting practice. In connection with Versant's sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant's WebSphere Practice, joined Sima.

        The WebSphere transaction, based on SFAS 144, Impairments of Long-Lived Assets and Discontinued Operations, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for fiscal 2008, fiscal 2007 and fiscal 2006 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

        Under the Sale Agreement between Versant and Sima, the Company was entitled to receive contingent payments from Sima related to the WebSphere business for a 24-month period following the closing of the Agreement. This 24-month period expired on January 31, 2008. Consequently no further royalties were payable from Sima to Versant for periods after Versant's fiscal quarter ended January 31, 2008. For fiscal 2008, Versant recorded $98,000 in royalties from Sima pursuant to the Sale Agreement as net income from discontinued operations.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 4.    DISCONTINUED OPERATIONS (Continued)

        The WebSphere sale transaction was reflected in the consolidated financial statements of fiscal 2006. During fiscal 2008, fiscal 2007 and fiscal 2006, Versant recorded $98,000, $304,000 and $231,000, respectively, in royalty payments from WebSphere as income from discontinued operations. The following table reflects the gain from the disposal of the discontinued WebSphere operation in fiscal 2006 and royalty income from discontinued operations, net of income taxes for WebSphere during fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal Year Ended October 31,
	2008	2007	2006
WebSphere sales proceeds	$—	$—	$500
Lease cancellation	—	—	(24)
Legal fees	—	—	(8)

Gain from sale of discontinued operations, net of income taxes	$—	$—	$468

WebSphere first quarter royalty	$82	$90	$—
WebSphere second quarter royalty	16	81	41
WebSphere third quarter royalty	—	61	91
WebSphere fourth quarter royalty	—	72	118
Other WebSphere revenues, net of expenses	—	—	(19)

Net income from discontinued operations, net of income taxes	$98	$304	$231

Total	$98	$304	$699

NOTE 5.    RESTRUCTURING

        Versant has undergone several restructuring programs since fiscal 2004 with the intent of reducing ongoing operating costs.

  Fiscal 2005

        In June 2005, Versant committed to and began implementing a restructuring program to realign its resources to focus on its Versant Object Database product. Versant assessed its product portfolio and associated research and development efforts and expenditures, and then streamlined the rest of its operations to support those reassessments. Pursuant to this restructuring program, Versant planned to spin off and eliminate marginally profitable or non-strategic products lines, consolidate development activities, eliminate four management positions and certain duplicate positions in marketing functions and programs, and centralize its sales support functions.

        In July 2005, Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET ("VOA.NET") business to Vanatec GmbH ("Vanatec"), a then newly formed privately held German based company. In connection with that spin-off, seven former Versant employees departed Versant to join Vanatec, and a partnership formed by those individuals received an 80.4% equity interest in Vanatec, with Versant retaining the remaining 19.6% equity interest. In connection with that

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 5.    RESTRUCTURING (Continued)

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

        During fiscal 2005 Versant determined that equity at risk in Vanatec was not sufficient to permit it to finance its activities without additional subordinated financial support, therefore Versant determined that Vanatec was a variable interest entity in accordance with FIN 46(R), Consolidation of Variable Interest Entities (As Amended). Vanatec results were included in Versant's consolidated financial statements from July 2005 through March 27, 2006 in which the criteria of FIN 46(R) for consolidation are met. Accordingly, a variable interest entity liability in the amount of $137,000 was recorded in Versant's accompanying condensed consolidated balance sheet as of October 31, 2005 reflecting the 80.4% equity interest in Vanatec held by the former Versant employees. The recording of the aforementioned variable interest entity liability resulted in a corresponding restructuring charge of $480,000 during fiscal 2005. On March 27, 2006, Versant sold its 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology Versant had previously licensed to Vanatec. As a result of the transaction, Versant determined that it was no longer the primary beneficiary of Vanatec, and thus, in accordance with FIN 46(R) is no longer required to consolidate its operating results effective March 28, 2006. See Note 7 of these Notes to Consolidated Financial Statements (Consolidation of Variable Interest Entity) for further information regarding this transaction with Vanatec.

        In fiscal 2005, Versant recorded total restructuring charges of approximately $638,000, which included approximately $280,000 of severance payments for headcount reductions; $480,000 related to the aforementioned Vanatec spin off, of which $24,000 related to legal fees incurred due to the VOA.Net spin-off; offset by a $122,000 adjustment as result of the sublease of the Company's UK facilities.

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

  Fiscal 2007 and beyond

        The $448,000 restructuring accrual balance as of October 31, 2006 was fully paid during fiscal 2007. As a result, there was no longer a restructuring accrual on Versant's consolidated balance sheet as of October 31, 2007. There was no restructuring activity during fiscal 2008.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 5.    RESTRUCTURING (Continued)

        The following table summarizes the Company's restructuring activities from October 31, 2004 through October 31, 2007 (in thousands):

	Facility Leases	Employee Terminations	Others/Vanatec	Total
Opening accrual balance as of October 31, 2004	$2,107	$504	$—	$2,611
Non-cash adjustment during the fiscal year 2005	(122)	280	480	638
Net cash payments during the fiscal year 2005	(804)	(784)	(343)	(1,931)

Accrual and variable interest liability as of October 31, 2005	$1,181	$—	$137	$1,318

Non-cash adjustment during the fiscal year 2006	218	—	—	218
Net cash payments during the fiscal year 2006	(951)	—	—	(951)
Deconsolidation of Vanatec adjustment during the fiscal year 2006	—	—	(137)	(137)

Accrual and variable interest liability as of October 31, 2006	$448	$—	$—	$448

Non-cash adjustment during the fiscal year 2007	—	—	—	—
Net cash payments during the fiscal year 2007	(448)	—	—	(448)

Accrual and variable interest liability as of October 31, 2007	$—	$—	$—	$—

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

        Upon the completion of the liquidation of Versant Ltd. in October 2007, in accordance with the provisions of SFAS 52, Versant recorded a $245,000 operating loss to reflect the realization of accumulated foreign currency translation adjustments related to Versant Ltd. A corresponding amount was recorded to eliminate accumulated other comprehensive loss, a component of equity, previously recorded in Versant Ltd.'s balance sheet. This loss represents the net unrealized foreign currency translation losses accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of Versant Ltd. in accordance with the provisions of SFAS 52.

NOTE 7.    CONSOLIDATION OF VARIABLE INTEREST ENTITY

        In July 2005 Versant, through its subsidiary Versant GmbH, entered into certain agreements to effect a spin-off of tangible assets, technology rights and contracts related to its Versant Open Access .NET ("VOA.NET") business to Vanatec GmbH (a then newly formed privately held German based

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 7.    CONSOLIDATION OF VARIABLE INTEREST ENTITY (Continued)

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

        On March 27, 2006, Versant sold its 19.6% interest in Vanatec to a third party investor for 4,900 euros and entered into a joint ownership agreement with Vanatec with respect to certain technology Versant had previously licensed to Vanatec. As a result of the aforementioned transaction, Versant determined that it was no longer the primary beneficiary of Vanatec, and thus, in accordance with FIN 46(R) was no longer required to consolidate its operating results effective March 27, 2006. According to this agreement, Vanatec would pay Versant a running royalty at a rate of six percent of its net proceeds, but no less than 30 euros per copy, of the technology subject to the licenses granted, for a period of five years following the effective date of the agreement. Further, at any time during the royalty period, Vanatec had the right to exercise a buyout for its royalty obligations by making a one-time payment to Versant of 100,000 euros. Vanatec exercised this buy-out right during the three months ended October 31, 2008 and remitted the buyout payment of 100,000 euros to Versant, so that no further royalties are payable to Versant from Vanatec.

        As Versant was no longer required to consolidate the operating results of Vanatec as of March 27, 2006, it recorded a gain of approximately $131,000 on deconsolidation, representing the reversal of the excess losses that it had absorbed and the consideration that it received from the third party investor in lieu of its interest in Vanatec. The gain is reported as Gain on Disposal of Variable Interest Entity in the accompanying consolidated statement of income for fiscal 2006.

NOTE 8.    LEASE OBLIGATIONS

        Versant's principal commitments as of October 31, 2008 consist of obligations under operating leases for facilities and equipment commitments.

        Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg, Germany and Pune, India under multi-year operating lease agreements. Consolidated rent expense in fiscal years ended October 31, 2008, October 31, 2007 and October 31, 2006, was approximately $550,000, $735,000, and $877,000, respectively.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 8.    LEASE OBLIGATIONS (Continued)

        The Company's future annual minimum commitments as of October 31, 2008 under non-cancelable operating leases are listed as follows (in thousands):

	Rental Lease	Equipment Leases	Total
Fiscal year ending October 31,
2009	$548	$16	$564
2010	211	6	217
2011	—	—	—
Thereafter	—	—	—

Total	$759	$22	$781

NOTE 9.    SETTLEMENT OF LITIGATION

        Versant's software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. A prior customer of the Company sought indemnification from Versant for alleged infringement of intellectual property rights related to a product that Versant discontinued in 2004. The customer's indemnification claims included seeking recovery of costs it incurred in defending a now settled suit brought against the customer by a third party who had asserted that such third party's intellectual property rights had been infringed. The Company and this prior customer reached a settlement agreement with respect to this pending litigation on June 3, 2008 for a cash settlement payment of $800,000 and a full mutual release of claims. The Company had previously recorded a contingency reserve for this litigation of approximately $63,000 in the fiscal quarter ended January 31, 2007. As a result of this settlement, an additional charge of $800,000 was recorded to general and administrative expenses for the fiscal quarter ended April 30, 2008, which is reflected in the accompanying consolidated statement of income for fiscal 2008 to reflect this settlement. A payment of $62,500 was made to the customer during the fiscal quarter ended April 30, 2008, and a settlement payment of $800,000 was made to the customer during the fiscal quarter ended July 31, 2008.

NOTE 10.    SHAREHOLDERS' EQUITY AND INCOME PER SHARE

        Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 10.    SHAREHOLDERS' EQUITY AND INCOME PER SHARE (Continued)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal year ended October 31,
	2008	2007	2006
Net income from continuing operations	$9,391	$7,329	$3,602
Net income from discontinued operations, net of income taxes	98	304	231
Gain from sale of discontinued operations, net of income taxes	—	—	468

Net income	$9,489	$7,633	$4,301

Calculation of basic net income per share:
Weighted average common shares outstanding	3,729	3,649	3,577
Net income from continuing operations	$2.52	$2.01	$1.01
Earnings from discontinued operations, net of income tax	$0.02	$0.08	$0.19

Net income per share, basic	$2.54	$2.09	$1.20

Calculation of diluted net income per share:
Weighted average—common shares outstanding	3,729	3,649	3,577
Dilutive effect of employee and director stock options	54	59	7

Weighted average—common shares outstanding and potentially dilutive common shares	3,783	3,708	3,584

Net income from continuing operations	$2.48	$1.98	$1.01
Earnings from discontinued operations, net of income tax	$0.03	$0.08	$0.19

Net income per share, diluted	$2.51	$2.06	$1.20

NOTE 11.    INCOME TAXES

        The Company accounts for income taxes pursuant to the provisions of SFAS 109, which requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding realizability exists.

        Income before provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2008	2007	2006
United States	$2,050	$2,404	$930
International	8,870	6,096	3,761

	$10,920	$8,500	$4,691

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 11.    INCOME TAXES (Continued)

        The provision for income taxes consisted of the following (in thousands):

	Fiscal year ended October 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	4	50	32
Foreign	1,174	766	351
Foreign withholding	253	51	7

Total current	$1,431	$867	$390
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	$—	$—	$—

Total provision for income taxes	$1,431	$867	$390

        The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Fiscal year ended October 31,
	2008	2007	2006
Federal tax at statutory rate	$3,822	$2,975	$1,642
State tax at statutory rate, net of federal benefit	491	442	188
Change in valuation allowance	(8,387)	(2,636)	(420)
Foreign tax differential	959	(10)	(1,053)
Foreign tax dividend	2,650	—	—
Decrease in tax credits	1,853	—	—
Other	43	96	33

Provision for income taxes	$1,431	$867	$390

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 11.    INCOME TAXES (Continued)

        The components of the net deferred tax asset were as follows (in thousands):

	Fiscal year ended October 31,
	2008	2007
Deferred tax asset:
Net operating loss carryforwards	$35,331	$42,127
Tax credit carryforwards	1,756	3,525
Other	62	(116)

	$37,149	$45,536
Valuation allowance	(37,149)	(45,536)

Net deferred tax asset	$—	$—

        At October 31, 2008, the Company had federal and state net operating loss carry forwards of $69.7 million and $12.0 million, respectively and federal and state tax credit carry forwards of $1.3 million and $700,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2025. The federal tax credit carry forwards expire on various dates through 2023, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2008, the Company had German net operating tax loss carry forwards of approximately $32.0 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, the Company may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. Due to the Company's history of operating losses, the Company believes that there is sufficient uncertainty regarding the realizability of these carry forwards and, therefore, a valuation allowance of approximately $37.1 million has been recorded against the Company's net deferred tax assets. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

        Due to "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carry forwards to offset federal taxable income in future periods is subject to an annual limitation.

        A portion of deferred tax assets relating to net operating losses pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on November 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $50,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the November 1, 2007, retained earnings balance. The Company's total amount of unrecognized tax benefits as of November 1, 2007, the adoption date, and October 31, 2008 was approximately $50,000 and $1.7 million, respectively. An adjustment of $1.6 million based on analysis performed during the year was made to the opening November 1, 2007

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 11.    INCOME TAXES (Continued)

balance to account for certain deferred tax assets as unrecognized tax benefits. This amount was previously recorded as a deferred tax asset, which carried a full valuation allowance; therefore, there is no impact on the financial statements.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of November 1, 2007	$50
Additions based on tax positions related to the current year	40
Additions for tax positions of prior years	1,610
Reductions for tax positions of prior years	—
Settlements	—

Balance at October 31, 2008	$1,700

        If recognized, the entire $1.7 million of these unrecognized tax benefits would affect the effective tax rate.

        The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2003. The Company does not anticipate significant changes to its current uncertain tax positions through October 31, 2009.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

NOTE 12.    EMPLOYEE AND DIRECTOR BENEFIT PLANS

        Versant has, or had during fiscal 2008, the following option plans in place:

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

        Under Versant's 2005 Equity Incentive Plan, options are generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from the grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule. All options granted to employees under the Company's 2005 Equity Incentive Plan expire ten years after the grant date. Grant holders generally have three months after leaving the Company to exercise their vested options.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 12.    EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

        The purpose of adopting the 2005 Equity Incentive Plan was to continue to reserve and make available under that plan the same number of common shares that would have been reserved and available for future option grants and stock awards under the 1996 Equity Incentive Plan if it were not then expiring. Accordingly, the number of common shares initially reserved for issuance under the 2005 Equity Incentive Plan was equal to the number of shares that were reserved and available for issuance under the 1996 Equity Incentive Plan on the date the 2005 Equity Incentive Plan was approved by the Company's shareholders, plus any shares that in the future would have become available for issuance under the 1996 Equity Incentive Plan due to the expiration of unexercised options or other forfeitures of equity awards granted under that plan. Thus, adoption and approval of the 2005 Equity Incentive Plan in fiscal 2005 did not result in any increase in the number of shares of Common Stock available for equity awards beyond the number of shares that would otherwise have been available for issuance under the 1996 Equity Incentive Plan if it did not expire.

        At its 2007 Annual Meeting of Shareholders on April 23, 2007, the Company's shareholders approved an amendment to 2005 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 200,000 shares.

  •
  1996 Equity Incentive Plan

        Under Versant's 1996 Equity Incentive Plan, options were generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule. Versant's Compensation Committee from time to time approved non-standard stock option vesting schedules for the purposes of employee retention or bonus grants, such as a three-year grant, with 25% vesting in three months and the remaining vesting ratably on a monthly-basis thereafter or an option grant with 100% of the option grant vesting three months after the grant date. All options granted to employees under the Company's 1996 Equity Incentive Plan expire ten years after the grant date. Grant holders generally have three months after leaving the Company to exercise their vested options. Versant ceased granting options under its 1996 Equity Incentive Plan in August 2005 and no further options will be granted under the 1996 Equity Incentive Plan.

  •
  2005 Directors' Stock Option Plan

        On August 22, 2005, the Company's shareholders approved the 2005 Directors' Stock Option Plan at the 2005 Annual Meeting of the Company's shareholders. The Company immediately terminated use of the 1996 Directors' Stock Option Plan upon such approval of the 2005 Director Stock Option Plan and ceased to grant stock options or other stock awards under the 1996 Directors' Stock Option Plan, and instead thereafter granted them under the 2005 Directors' Stock Option Plan.

        Under Versant's 2005 Directors' Stock Option Plan, Versant grants 4,000 options as an initial grant to new directors on the Board who are not employees of the Company or of a parent, subsidiary or affiliate of the Company ("Outside Directors") and grants 4,000 additional options to each Outside Director as an annual succeeding grant thereafter. Both initial and succeeding option grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 2005 Directors' Stock Option Plan expire ten years after the grant date. Directors have seven months after leaving their directorships to exercise their vested options.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 12.    EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

        The purpose of adopting the 2005 Directors' Stock Option Plan was to continue to reserve and make available under that plan the same number of common shares that would be reserved and available for future option grants under the 1996 Directors' Stock Option Plan if it were not then expiring. Accordingly, the number of common shares initially reserved for issuance under the 2005 Directors' Stock Option Plan was equal to the number of shares that were reserved and available for issuance under the 1996 Directors Stock Option Plan on the date the 2005 Directors' Stock Option Plan was approved by the Company's shareholders on August 22, 2005 (the "Directors Plan Effective Date") plus any shares that in the future would have become available for issuance under the 1996 Directors' Stock Option Plan due to the expiration of unexercised options granted under that plan or the Company's repurchase of shares issued under that plan at their original issue price. Thus, adoption and approval of the 2005 Directors' Stock Option Plan did not result in any increase in the number of shares of Common Stock available for options beyond the number of shares that would otherwise have been available for issuance under the 1996 Directors' Stock Option Plan if it did not expire.

        At its 2008 Annual Meeting of Shareholders on April 24, 2008, the Company's shareholders approved an amendment to the 2005 Directors' Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 50,000 shares.

  •
  1996 Directors' Stock Option Plan

        Under Versant's 1996 Directors' Stock Option Plan, Versant granted 4,000 options as an initial grant to new directors of the Board and 2,000 options as an annual succeeding grant thereafter. Both grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 1996 Directors' Stock Option Plan expire ten years after the grant date. Directors have seven months after leaving their directorships to exercise their vested options under the 1996 Directors Stock Option Plan. Versant ceased granting options under its 1996 Directors' Stock Option Plan in August 2005 and no further options will be granted under the 1996 Directors' Stock Option Plan.

        Versant acquired all of Poet's stock option plans in connection with our March 2004 acquisition of Poet. Prior to the acquisition Poet had the following plans in place:

  •
  Poet 1995 Stock Option Plan

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
  Poet 2001 Non-statutory Plan

        Standard vesting under this plan was a three-year vesting schedule with 33% of the options vesting one year after the date of grant, and the remaining options vesting ratably on a monthly-basis over the remaining 24-month vesting period.

  •
  Poet Director Plan

        Under Poet's 1999 Director Plan, options were generally granted to its directors with a three-year vesting schedule, with 33% vesting twelve months from the option grant date with remaining vesting

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 12.    EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

ratably on a monthly-basis over the remaining 24-month vesting period. Poet granted options, as approved by Poet's Board of Directors, with non-standard option vesting, including an option grant vesting 100% on the fourth anniversary of the grant date, and a four-year grant with 25% vesting on each subsequent anniversary of the grant date.

        No further options will be granted under any of Poet's option plans.

Shares Reserved for Future Issuance

        As of October 31, 2008, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	26,950
Stock options available for grant	187,716
Unexercised stock options	303,324

517,990

Stock Option Activities

        The stock option activities in fiscal years 2008, 2007 and 2006 were as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price
Balance at October 31, 2005	266,937	301,487	$24.90
Authorized	—	—	—
Granted	(67,875)	67,875	5.65
Exercised/Expired	(163,776)	(26,824)	5.01
Canceled	157,948	(157,948)	29.40
Balance at October 31, 2006	193,234	184,590	$16.89
Authorized	200,000	—	—
Granted	(108,866)	108,866	14.57
Exercised/Expired	(34,422)	(45,488)	6.94
Canceled	12,486	(12,486)	35.80
Balance at October 31, 2007	262,432	235,482	$16.75
Authorized	50,000	—	—
Granted	(127,100)	127,100	22.40
Exercised/Expired	(1,201)	(55,673)	9.01
Canceled	3,585	(3,585)	29.64
Balance at October 31, 2008	187,716	303,324	$20.40

NOTE 13.    FORFEITURE OF COMMON STOCK

        In November 2002 Versant acquired Mokume Software, Inc. ("Mokume"). In October 2004, Systems America Inc. served a complaint against Versant in a lawsuit alleging that former employees of

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 13.    FORFEITURE OF COMMON STOCK (Continued)

Systems America, who left that company to form Mokume, misappropriated Systems America trade secrets and confidential information, unfairly competed with Systems America and infringed Systems America's trademarks. The Systems America suit alleged that when Versant acquired Mokume, it acquired the benefit of the allegedly misappropriated trade secrets, confidential information, customer relationships, trademarks and trade names, and thus Systems America sought damages and injunctive relief from Versant. In connection with this litigation, Versant in turn sought indemnification from the former stockholders of Mokume under the terms of the merger agreement pursuant to which Versant acquired Mokume in November 2002. Versant's indemnification claims were made on the grounds that the allegations in and the existence of the Systems America litigation constituted a breach of certain representations and warranties made by the former Mokume stockholders to Versant in the merger agreement. Versant's indemnification rights entitled Versant to obtain indemnification by canceling and recovering certain shares of Versant Common Stock issued to the former Mokume stockholders in connection with Versant's acquisition of Mokume. In addition to previous forfeitures of shares in prior fiscal years, pursuant to a written agreement with the representative of the former Mokume stockholders in accordance with the Mokume merger agreement, 8,998 shares of Versant Common Stock held by the former Mokume stockholders were forfeited and cancelled as of January 12, 2006 in satisfaction of Versant's indemnification rights.

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

        The following table summarizes the activities in the Company's allowance for doubtful accounts (in thousands):

	Fiscal year ended October 31,
	2008	2007	2006
Allowance for doubtful accounts
Beginning balance	$68	$62	$114
Provision in allowance for doubtful accounts	(52)	6	(52)

Ending balance	$16	$68	$62

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2008

NOTE 15.    QUARTERLY INFORMATION (unaudited)

        Summarized quarterly supplemental consolidated financial information for fiscal 2008 and 2007 is as follows (in thousands):

	Fiscal 2008 Quarters Ended				Fiscal 2007 Quarters Ended
	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,
Revenues	$5,993	$6,300	$6,721	$6,284	$5,561	$5,248	$5,190	$5,151
Cost of revenues	$535	$526	$552	$570	$340	$562	$563	$573
Gross profit	$5,458	$5,774	$6,169	$5,714	$5,221	$4,686	$4,627	$4,578
Operating expenses	$3,066	$3,082	$4,035	$2,981	$3,097	$2,701	$2,790	$2,860
Income from operations	$2,392	$2,692	$2,134	$2,733	$2,124	$1,985	$1,837	$1,718
Net income from continuing operations	$2,233	$2,658	$1,977	$2,523	$2,015	$1,873	$1,825	$1,616
Income from discontinued operations, net of income tax	$—	$—	$16	$82	$72	$61	$81	$90
Net income	$2,233	$2,658	$1,993	$2,605	$2,087	$1,934	$1,906	$1,706
Net income per share
Basic	$0.60	$0.71	$0.54	$0.71	$0.57	$0.53	$0.53	$0.46
Diluted	$0.59	$0.70	$0.53	$0.69	$0.56	$0.52	$0.52	$0.46

NOTE 16.    SUBSEQUENT EVENTS

        On December 1, 2008, Versant's Board of Directors approved a stock repurchase program. Under the program, Versant is authorized to potentially repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. Whether any such repurchases are made will depend on market conditions, the share price and other factors. The program may be suspended or discontinued at any time and no assurance can be given that any stock repurchases will in fact be made under this program. Any repurchases made under the program are expected to be funded from the Company's working capital.

        On December 1, 2008 Versant acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.4 million in cash (including $300,000 of contingent payments). db4o is an open source object database software solution targeting the embedded device market. It is distributed under free open source licenses to a large, open source community of approximately 50,000 registered members located around the world, and in some cases is licensed on a fee-bearing basis to certain customers for redistribution.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2008, the end of the fiscal period covered by this report on Form 10-K. Securities and Exchange Commission, or SEC, rules define the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting.

        The information required to be furnished pursuant to this item is set forth under the caption "Report of Management on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        The certifications of Versant's Chief Executive Officer and Chief Financial Officer attached as Exhibit 31.01 and Exhibit 31.02 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning Versant's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications. The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to Versant, including its consolidated subsidiaries, is made known to them by other personnel of Versant on a timely basis and internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These disclosure controls and procedures and internal control over financial reporting were designed and adopted in good faith for these purposes, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

Item 9B.    Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The Board has adopted a Code of Conduct and Ethics that applies to Versant's principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. This Code of Conduct and Ethics is posted on our website at http://www.versant.com. We intend to satisfy the disclosure requirement under this Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://www.versant.com on the investors' relations page.

        The remainder of the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

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

VERSANT CORPORATION

Dated: January 14, 2009	/s/ JERRY WONG Jerry Wong Vice President, Finance Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
/s/ JOCHEN WITTE Jochen Witte President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer) and Director

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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ JOCHEN WITTE Jochen Witte	President and Chief Executive Officer and Director	January 14, 2009
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ JERRY WONG Jerry Wong	Vice President, Finance and Chief Financial Officer	January 14, 2009
ADDITIONAL DIRECTORS:
/s/ UDAY BELLARY Uday Bellary	Director	January 14, 2009
/s/ WILLIAM HENRY DELEVATI William Henry Delevati	Director	January 14, 2009
/s/ HERBERT MAY Herbert May	Director	January 14, 2009
/s/ BERNHARD WOEBKER Bernhard Woebker	Director	January 14, 2009

EXHIBIT INDEX

		Incorporated by Reference
					Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
2.01	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. †	8-K	09/29/03	99.01
2.02	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	2/2/04	2.2
2.03	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). †	8-K	9/17/03	2.1
2.04	Vanatec GmbH Asset Purchase Agreement	10-KSB	1/30/06	2.06
2.05	Vanatec GmbH Agreement on the Purchase and Assignment of a Share	10-KSB	1/30/06	2.07
2.06	Asset Purchase Agreement as of February 1, 2006 between Versant Corporation and Sima Solutions	8-K	02/7/06	2.01
3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	03/24/04	4.01
3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	8/26/05	3.1
3.03	Registrant's Amended and Restated Bylaws	8-K	3/08/07	3.01
10.01	Registrant's 2005 Equity Incentive Plan, as amended **				☒
10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant's 2005 Equity Incentive Plan**	S-8	12/22/05	99.02
10.03	Registrant's 2005 Directors' Stock Option Plan, as amended**	S-8	07/25/08	99.01
10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant's 2005 Directors Stock Option Plan**	S-8	12/22/05	99.04
10.05	Registrant's 2005 Employee Stock Purchase Plan, as amended **	8-K	04/26/07	10.03
10.06	Forms of Enrollment Form and Subscription Agreement under Registrant's 2005 Employee Stock Purchase Plan**	S-8	12/22/05	99.06
10.07	Registrant's 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	08/14/03	4.06
10.08	Registrant's 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	2/15/05	10.02
10.09	Registrant's 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	05/09/02	4.05

		Incorporated by Reference
					Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.5
10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	3/24/04	4.6
10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	3/24/04	4.7
10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	3/24/04	99.01
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	2/15/05	10.9
10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2	7/16/96
10.16	Joint Employment Agreement and Managing Director Service Contract dated November 30, 2006 between Registrant, Versant GmbH, a wholly owned subsidiary of Registrant, and Jochen Witte**	10-Q	03/13/08	10.01
10.17	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	03/31/99	10.35
10.18	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	07/13/99	10.02
10.19	Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	6/13/07	10.01
21.01	Subsidiaries of the Registrant				☒
23.01	Consent of Grant Thornton LLP				☒
31.01	Rule 13a-14(a) Certification of Principal Executive Officer				☒
31.02	Rule 13a-14(a) Certification of Principal Financial Officer				☒
32.01	Section 1350 Certification of Principal Executive Officer				☒
32.02	Section 1350 Certification of Principal Financial Officer				☒

†
Pursuant to Item 601(b)(2) of Regulations of S-K, certain annexes, exhibits and schedules to this Exhibit have been omitted but will be furnished supplementally to the Commission upon request.

**
Management contract or compensatory plan.