Form 10-Q
period 2009-01-31
VERSANT CORP
filed 2009-03-12
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Accelerated Filer ☒

Non-Accelerated Filer ☐

Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of March 3, 2009, there were outstanding 3,658,855 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended January 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$24,753	$27,234
Trade accounts receivable, net of allowance for doubtful accounts of $83 and $16 at January 31, 2009 and October 31, 2008, respectively	5,486	2,801
Other current assets	379	399
Total current assets	30,618	30,434

Property and equipment, net	613	670
Goodwill	8,298	6,720
Intangible assets, net	1,083	565
Other assets	113	172
Total assets	$40,725	$38,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$549	$371
Accrued liabilities	1,572	1,525
Deferred revenues	4,283	3,120
Deferred rent	19	17
Total current liabilities	6,423	5,033

Deferred revenues	360	317
Deferred rent	7	13
Other long-term liabilities	44	44
Total liabilities	6,834	5,407

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,759,135 shares issued and 3,682,443 shares outstanding at January 31, 2009, and 3,746,581 shares issued and outstanding at October 31, 2008	98,065	97,717
Treasury stock at cost, 76,692 shares at January 31, 2009	(1,107)	—
Accumulated other comprehensive income	117	183
Accumulated deficit	(63,184)	(64,746)
Total stockholders’ equity	33,891	33,154
Total liabilities and stockholders’ equity	$40,725	$38,561

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2009	2008

Revenues:
License	$3,243	$3,962
Maintenance	2,314	2,230
Professional services	62	92
Total revenues	5,619	6,284

Cost of revenues:
License	65	80
Amortization of intangible assets	93	79
Maintenance	383	384
Professional services	36	27
Total cost of revenues	577	570

Gross profit	5,042	5,714

Operating expenses:
Sales and marketing	1,186	841
Research and development	993	1,054
General and administrative	1,187	1,086
Total operating expenses	3,366	2,981

Income from operations	1,676	2,733
Interest and other income, net	154	201
Income from continuing operations before taxes	1,830	2,934
Provision for income taxes	268	411
Net income from continuing operations	1,562	2,523
Net income from discontinued operations, net of income taxes	—	82
Net income	$1,562	$2,605

Basic income per share:
Net income from continuing operations	$0.42	$0.69
Net income from discontinued operations, net of income taxes	$—	$0.02
Net income per share, basic	$0.42	$0.71

Diluted income per share:
Net income from continuing operations	$0.42	$0.67
Net income from discontinued operations, net of income taxes	$—	$0.02
Net income per share, diluted	$0.42	$0.69

Shares used in per share calculation:
Basic	3,723	3,680
Diluted	3,760	3,761

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$10	$13
Sales and marketing	$40	$49
Research and development	$44	$39
General and administrative	$139	$91

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,562	$2,605

Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	—	(82)
Depreciation and amortization	88	62
Amortization of intangible assets	93	79
Stock-based compensation	233	192
Provision (recovery) of bad debt allowance	43	(41)
Changes in assets and liabilities:
Accounts receivable	(2,764)	(988)
Other assets	84	(71)
Accounts payable	168	54
Accrued liabilities and other liabilities	99	(735)
Deferred revenues	1,266	592
Deferred rent	(3)	(1)
Net cash provided by operating activities	869	1,666

Cash flows from investing activities:
Acquisition of business	(2,257)	—
Purchases of property and equipment	(26)	(3)
Net cash used in investing activities	(2,283)	(3)

Cash flows from financing activities:
Proceeds from sale of common stock	116	208
Repurchase of common stock into treasury	(1,107)	—
Principal payments under capital lease obligations	(3)	(2)
Net cash (used in) provided by financing activities	(994)	206

Effect of foreign exchange rate changes on cash and cash equivalents	(73)	254
Net (decrease) increase in cash and cash equivalents from operating, investing and financing activities	(2,481)	2,123
Net increase in cash and cash equivalents from discontinued operations	—	82
Cash and cash equivalents at beginning of period	27,234	19,086
Cash and cash equivalents at end of period	$24,753	$21,291

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2008. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed on January 14, 2009 (File No. 09526468). The Company’s operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2009, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and impact future operating results.

NOTE 2.  ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

db4o

On December 1, 2008, the Company acquired the assets of the database software business of privately-held Servo Software, Inc. or “Servo” (formerly known as db4objects, Inc.) pursuant to an asset purchase agreement between Versant and Servo dated December 1, 2008 (the “db4o Purchase Agreement”). The acquisition of the db4o assets allows Versant to provide an open source object database software solution targeting the embedded device market. Our results of operations include db4o transactions from the acquisition date of December 1, 2008.

The total purchase price of $2,257,025 consists of the following:

a)     Initial cash payment of $2,100,000 made in December 2008; and

b)    Direct transaction costs of $157,025.

Under the terms of the db4o Purchase Agreement, in consideration of its acquisition of the assets of the db4o business, Versant paid Servo the above-mentioned closing payment of $2,100,000 in cash, agreed to pay up to a maximum of an additional $300,000 payable in three contingent deferred payments of up to $100,000 each during the 18-month period immediately following the December 1, 2008 acquisition date and assume certain liabilities of Servo under certain contracts included among the db4o assets. The three contingent deferred payments of up to $100,000 each are payable on the dates that are six months, twelve months and eighteen months, respectively, following the December 1, 2008 acquisition date. Each of these contingent payments is subject to adjustment and reduction if certain former key service providers to Servo cease, for certain reasons, to be employed by or to provide services to Versant as a full-time employee or a full-time independent contractor. Consequently, the three contingent deferred payment amounts are subject to reduction dependent on the retention of these identified key service providers.

Under the purchase method of accounting, the total purchase price for the db4o assets was allocated to db4o’s net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date, with the excess of the purchase price over these aggregate fair values recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which values each intangible asset based upon the estimated impact on the Company’s expected future after-tax cash flows and discounts the net changes in the Company’s expected future after-tax cash flows to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry. The Company’s preliminary allocation of the purchase price for the db4o assets and liabilities is summarized below:

Tangible net assets acquired	$68,440
Customer relationships	210,000
Developed technology	300,000
Trade name	100,000
Goodwill	1,578,585
Total	$2,257,025

Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. The estimated useful economic life of the acquired customer relationships is nine years, and for developed technology and trade name is five years. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.

db4o’s results of operations for periods prior to this acquisition were not material to the Company’s condensed consolidated statements of income and, accordingly, pro forma financial information has not been presented.

Goodwill

The following table presents goodwill balances and the activity during the three months ended January 31, 2009 (in thousands):

	Net Carrying			Net Carrying
	Amount	Goodwill	Adjustments	Amount
	As of October 31, 2008	Acquired	to Goodwill	As of January 31, 2009
Goodwill:
Versant Europe and India	$241	$—	$—	$241
Poet Holdings, Inc.	5,752	—	—	5,752
FastObjects, Inc.	677	—	—	677
JDO Genie (PTY), LTD.	50	—	—	50
db4o	—	1,578	—	1,578
Total	$6,720	$1,578	$—	$8,298

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2008 and determined there was no impairment. There were no events or circumstances from that date through January 31, 2009 indicating that a further assessment was necessary.

As a result of the db4o acquisition, the goodwill acquired will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible assets’ balances as of January 31, 2009 and October 31, 2008 are as follows (in thousands):

	As of January 31, 2009			As of October 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 years)	$1,919	$1,501	$418	$1,919	$1,454	$465
JDO Genie (PTY), LTD. (Amortized over 5 years)	550	504	46	550	477	73
db4o-Developed Technology (Amortized over 5 years)	300	10	290	—	—	—
db4o-Customer Relationships (Amortized over 9 years)	210	4	206	—	—	—
FastObjects, Inc. (Amortized over 6 years)	148	125	23	148	121	27
db4o-Trade Name (Amortized over 5 years)	100	—	100	—	—	—
Total	$3,227	$2,144	$1,083	$2,617	$2,052	$565

As of January 31, 2009 and October 31, 2008, the net carrying amount of intangible assets was approximately $1.1 million and $565,000, respectively. Aggregate amortization expense for intangible assets was $93,000 for the three months ended January 31, 2009 and $79.000 for the three months ended January 31, 2008.

The projected amortization of the Company’s existing intangible assets as of January 31, 2009 is as follows (in thousands):

Amortization
Nine months ending October 31, 2009	$280
Fiscal year ending October 31,
2010	304
2011	191
2012	104
2013	104
Thereafter	100
Total	$1,083

We test and evaluate our intangible assets for impairment whenever indicators of potential impairment are identified.

NOTE 3.  STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated statements of income for the three months ended January 31, 2009 totaled $233,000, and the amount of stock-based compensation expense related to the Company’s stock option plan and employee stock purchase plan was $248,000 and ($15,000), respectively.  The negative amount in the employee stock purchase plan for the three months ended January 31, 2009 was due to an adjustment in Versant’s forfeiture rate. Stock-based compensation expense recognized in the consolidated statements of income for the three months ended January 31, 2008 totaled $192,000, and the amount of stock-based compensation expense related to the Company’s stock option and employee stock purchase plan was $178,000 and $14,000, respectively.

NOTE 4.  STOCK REPURCHASE PROGRAM

On December 1, 2008, Versant’s Board of Directors approved a stock repurchase program. Under this program, Versant is authorized to potentially repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. Whether and when any such repurchases are made depends on market conditions, share price and other factors. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2009, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be earlier suspended or discontinued, or may be extended, at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company’s working capital.

Since announcement of the stock repurchase program, Versant has acquired 76,692 common shares on the open market for approximately $1.1 million at an average purchase price of $14.39 per share, leaving approximately $3.9 million in authorized funds available for future repurchases of stock under this program at January 31, 2009.

The stock repurchase activity under the stock repurchase program during the three months ended January 31, 2009 is summarized as follows:

			Total Number of Shares	Maximum Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	that May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Publicly Announced Program	Under the Program

November 1, 2008 - November 30, 2008	—	$—	—	$—
December 1, 2008 - December 31, 2008	50,488	$13.76	50,488	$4,305,287
January 1, 2009 - January 31, 2009	26,204	$15.62	26,204	$3,896,026
Total	76,692	$14.39	76,692

The repurchased shares are recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired or reissued.

NOTE 5.  FAIR VALUE MEASUREMENTS

On November 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements and certain related FASB staff positions. The adoption of Statement 157 and related positions did not have a material impact on our consolidated financial statements. Statement 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Statement 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Statement 157 establishes three levels of inputs that may be used to measure fair value:

•                  Level 1:  quoted prices in active markets for identical assets or liabilities;

•                  Level 2:  inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•                  Level 3:  unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of January 31, 2009 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements using input type
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$13,949	$—	$—	$13,949
Time deposits	9,227	—	—	9,227
Total financial assets	$23,176	$—	$—	$23,176

Our valuation techniques used to measure the fair values of our money market funds and time deposits were derived from quoted market prices, as all of these instruments have maturity dates (if any) within 90 days from our date of purchase, and active markets for these instruments exist.

NOTE 6.   NET INCOME PER SHARE

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	January 31,	January 31,
	2009	2008

Net income from continuing operations	$1,562	$2,523
Net income from discontinued operations, net of income taxes	—	82
Net income	$1,562	$2,605

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,723	3,680

Net income from continuing operations	$0.42	$0.69
Net income from discontinued operations, net of income taxes	$—	$0.02
Net income per share, basic	$0.42	$0.71

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,723	3,680
Dilutive effect of employee and director stock options	37	81
Weighted average - common shares outstanding and potentially dilutive common shares	3,760	3,761

Net income from continuing operations	$0.42	$0.67
Net income from discontinued operations, net of income taxes	$—	$0.02
Net income per share, diluted	$0.42	$0.69

NOTE 7.   OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Comprehensive income for the three month periods ended January 31, 2009 and January 31, 2008 is as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2009	2008
Net income, as reported	$1,562	$2,605
Foreign currency translation adjustment	(66)	211
Comprehensive income	$1,496	$2,816

NOTE 8.   SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Pursuant to these standards, the Company has determined that it operates in a single operating segment, Data Management.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract was originated.

The following table reflects revenues for the three months ended January 31, 2009 and January 31, 2008 by each geographic region (in thousands):

	Three Months Ended
	January 31,	January 31,
	2009	2008
Revenues by region:
North America	$2,096	$2,002
Europe	3,383	2,689
Asia	140	1,593
Total	$5,619	$6,284

The following table reflects long-lived assets as of January 31, 2009 and October 31, 2008 in each geographic region (in thousands):

	As of January 31,	As of October 31,
	2009	2008
Total long-lived assets by region:
North America	$209	$229
Europe	284	383
Asia	233	230
Total	$726	$842

NOTE 9.  DISCONTINUED OPERATIONS

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

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, pursuant to which Versant was entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement, which expired on January 31, 2008. Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006 when the disposition occurred. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three months ended January 31, 2008 as net income from discontinued operations, net of income taxes. Reported revenues for this period no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. For the three months ended January 31, 2008, Versant recorded $82,000 in royalties from Sima pursuant to the Sale Agreement as net income from discontinued operations.  As no further payments were due from Sima after January 31, 2008 there is no net income from discontinued operations in the three months ended January 31, 2009.

NOTE 10.  INCOME TAXES

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

NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective November 15, 2008. Versant believes that its adoption has not had a significant impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 142-3 is effective for Versant beginning November 1, 2009. The Company will adopt this FSP as required, and is currently evaluating the related accounting and disclosure requirements.

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for Versant beginning November 1, 2009. The Company will adopt SFAS 161 as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. In addition, in October 2008 the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. As described in Note 5, we have adopted Statement 157 and the related FASB staff positions except for those items specifically deferred under FSP No. FAS 157-2. We are currently evaluating the impact of the full adoption of Statement 157 on our consolidated financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC on January 14, 2009. Our historic operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not assurances of our future performance or financial condition and are subject to and involve significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2008. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

Our Data Management business is currently comprised of the following key products:

•              Versant Object Database or “VOD”, previously known as VDS, a seventh generation object database management system that is used in high-performance, large-scale, real-time applications. We also offer several optional ancillary products for use with Versant Object Database to extend Versant Object Database’s capabilities, provide compatibility and additional protection of stored data.

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

During the first quarter of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2008, filed with the SEC on January 14, 2009 (File No. 09526468) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of income to total revenues:

	Three Months Ended
	January 31,	January 31,
	2009	2008
	(unaudited)
Revenues:
License	58%	63%
Maintenance	41	35
Professional services	1	2
Total revenues	100	100

Cost of revenues:
License	1	1
Amortization of intangible assets	1	1
Maintenance	7	6
Professional services	1	1
Total cost of revenues	10	9

Gross profit	90	91

Operating expenses:
Sales and marketing	21	13
Research and development	18	17
General and administrative	21	17
Total operating expenses	60	47

Income from operations	30	44
Interest and other income, net	3	3
Income from continuing operations before taxes	33	47
Provision for income taxes	5	7
Net income from continuing operations	28	40
Net income from discontinued operations, net of income taxes	0	1
Net income	28%	41%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three months ended January 31, 2009 and January 31, 2008 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2009	2008	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$3,243	$3,962	$(719)	-18%
Maintenance revenues	2,314	2,230	84	4%
Professional services revenues	62	92	(30)	-33%
Total	$5,619	$6,284	$(665)	-11%

Total Revenues. Total revenues are comprised of license fees, and revenues from maintenance, consulting, training and other support services. Fluctuations in total revenues are generally attributable to changes in product and customer mix, general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. Our revenues as shown in the above table and in the accompanying statement of income for the three months ended January 31, 2008 included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements for the three months ended January 31, 2008 report former WebSphere activities as “net income from discontinued operations, net of income taxes”. See NOTE 9 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

Our total revenues decreased by $665,000 (or 11%) for the three months ended January 31, 2009 from the corresponding period in fiscal 2008. This decrease resulted primarily from an approximate $719,000 (or 18%) decrease in license revenues offset by an approximate $84,000 (or 4%) increase in maintenance revenues for the three months ended January 31, 2009 compared to the corresponding period in fiscal 2008, and included an approximate $421,000 decrease in revenues (accounting for 63% of the $665,000 decrease in total revenues) resulting from unfavorable foreign currency exchange rate fluctuations.

No customer accounted for more than 10% of our total revenues for the three months ended January 31, 2009. One customer accounted for 23% of our total revenues for the three months ended January 31, 2008.

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

License revenues were $3.2 million for the three months ended January 31, 2009, a decrease of $719,000 (or 18%) from $4.0 million reported for the comparable period in fiscal 2008. The decrease in license revenues for the three months ended January 31, 2009 compared to the same three-month period in 2008 was mainly attributable to one significant license agreement with an Asia Pacific telecommunications customer (an independent software vendor) for approximately $1.4 million for the three months ended January 31, 2008 for which there was no comparably sized transaction in the first quarter of fiscal 2009, and to an approximate $248,000 decrease in license revenues in the first quarter of fiscal 2009 resulting from unfavorable foreign currency exchange rate fluctuations. These decreases were partially offset by license transactions closed with three European and U.S. customers for the three months ended January 31, 2009 for approximately $437,000, $328,000 and $217,000, respectively.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $2.3 million for the three months ended January 31, 2009, an increase of $84,000 (or 4%) from $2.2 million reported for the comparable period in fiscal 2008. The increase in maintenance revenues was due primarily to approximately $340,000 of back maintenance revenues related to one European customer recognized in the first quarter of fiscal 2009. The increase in maintenance revenues for the three months ended January 31, 2009 was partially offset by an approximate $169,000 decrease in maintenance revenues resulting from unfavorable foreign currency exchange rate fluctuations, and an approximate $74,000 decrease in maintenance revenues related to the non renewal of maintenance agreements with three U.S. customers.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $62,000 for the three months ended January 31, 2009, a decrease of $30,000 (or 33%) from $92,000 reported for the comparable period in fiscal 2008. The decrease in professional services revenues for the three months ended January 31, 2009 was mainly attributable to a decrease in consulting revenues from our European operations.

International Revenues. The following table summarizes our revenues by geographic area for the three months ended January 31, 2009 and January 31, 2008 (in thousands, except percentages):

	Three Months Ended
	January 31,
		Percentage		Percentage	Change
	2009	of revenues	2008	of revenues	Amount	Percentage
		(unaudited)
Revenues by geographic area:
North America	$2,096	37%	$2,002	32%	$94	5%
Europe	3,383	60%	2,689	43%	694	26%
Asia	140	3%	1,593	25%	(1,453)	-91%
Total	$5,619	100%	$6,284	100%	$(665)	-11%

International revenues (revenues from the European and Asian regions) represented approximately 63% of our total revenues for the three months ended January 31, 2009, as compared to 68% for the comparable period in 2008.

For the three months ended January 31, 2009, we experienced a decrease in revenues of approximately $1.5 million (or 91%) from the Asia Pacific region due primarily to the fact that in the first quarter of fiscal 2008 we recognized approximately $1.4 million in revenue from a significant license transaction with a telecommunications customer in that geographic region but had no such comparable transaction in the first quarter of fiscal 2009. We also experienced an increase in revenues of approximately $694,000 (or 26%) from our European operations due primarily to the closing of two license transactions for approximately $654,000 and back maintenance revenues from a European customer for approximately $340,000, which were partially offset by an approximate $421,000 decrease in revenues resulting from unfavorable foreign currency exchange rate fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Cost of Revenues

The following table summarizes total cost of revenues for the three months ended January 31, 2009 and January 31, 2008 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2009	2008	Amount	Percentage
	(unaudited)
Cost of revenues:
Cost of license	$65	$80	$(15)	-19%
Amortization of intangible assets	93	79	14	18%
Cost of maintenance	383	384	(1)	0%
Cost of professional services	36	27	9	33%
Total	$577	$570	$7	1%

Total Cost of Revenues.  Total cost of revenues was $577,000 for the three months ended January 31, 2009 remaining at a relatively consistent level in absolute dollars compared to $570,000 for the comparable period in fiscal 2008.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, product media and packaging costs.

Cost of license revenues was $65,000 (or 2% of license revenues) for the three months ended January 31, 2009 remaining at a relatively consistent level compared to $80,000 (or 2% of license revenues) reported for the comparable period in fiscal 2008.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2009 acquisition of db4o and fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $93,000 for the three months ended January 31, 2009, an increase of $14,000 (or 18%) from $79,000 reported for the comparable period in 2008. The increase was primarily due to the amortization of intangible assets recorded from the acquisition of db4o during the three months ended January 31, 2009. We expect to incur quarterly amortization charges of approximately $108,000 for the second quarter of fiscal 2009, and $95,000 and $77,000 for the third and fourth quarters of fiscal 2009, respectively.

Maintenance. Cost of maintenance revenues consists primarily of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $383,000 (or 17% of maintenance revenues) for the three months ended January 31, 2009 remaining at a relatively consistent level in absolute dollars compared to $384,000 (or 17% of maintenance revenues) reported for the comparable period in fiscal 2008.  Cost of maintenance revenues as a percentage of maintenance revenues remained at the same level for the three months ended January 31, 2009 from the corresponding period in fiscal 2008, although maintenance revenues for the three months ended January 31, 2009 increased by 4% over revenues for the corresponding period in fiscal 2008.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was $36,000 (or 58% of professional services revenues) for the three months ended January 31, 2009 remaining at a relatively consistent level in absolute dollars compared to $27,000 (or 29% of professional services revenues) reported for the comparable period in fiscal 2008.

Operating Expenses

The following table summarizes our operating expenses for the three months ended January 31, 2009 and January 31, 2008 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2009	2008	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,186	$841	$345	41%
Research and development	993	1,054	(61)	-6%
General and administrative	1,187	1,086	101	9%
Total	$3,366	$2,981	$385	13%

Total Operating Expenses. Total operating expenses were $3.4 million for the three months ended January 31, 2009, an increase of $385,000 (or 13%) from $3.0 million reported for the comparable period in 2008. This increase resulted primarily from an increase in our sales and marketing expenses and, to a lesser degree, from an increase in our general and administrative expenses, and were partially offset by a decrease of approximately $61,000 in our research and development expenses during the three months ended January 31, 2009, and included an approximate $253,000 decrease in operating expenses resulting from favorable foreign currency exchange fluctuations.

For the remainder of fiscal year 2009, we expect our overall quarterly operating expenses to be moderately lower than we experienced in the first quarter of this fiscal year as further explained below.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.2 million (or 21% of revenues) for the three months ended January 31, 2009 and $841,000 (or 13% of revenues) for the comparable period in fiscal 2008. The $345,000 (or 41%) increase in absolute dollars for the three months ended January 31, 2009 was primarily due to an approximate $275,000 non recurring separation payment made to a former sales executive in the first quarter of fiscal 2009, an approximate $32,000 increase in salary and related expenses and consulting fees for one employee and two consultants added in connection with our acquisition of the db4o business assets, and an approximate $16,000 increase in marketing expenses related to advertising campaigns for db4o. These increases were partially offset by a decrease of approximately $91,000 due to favorable foreign currency exchange fluctuations. As db4o was acquired on December 1, 2008, only two months of sales and marketing expenditures as described above is reflected in the Company’s statement of income for the three months ended January 31, 2009.

For the remainder of fiscal 2009, we expect our quarterly sales and marketing expenses to decrease moderately due primarily to the non recurring separation payment made in the first quarter of fiscal 2009, offset to a lesser degree by incremental costs related to db4o. Sales and marketing expense will continue to represent a considerable percentage of our operating expenditures.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors.

Research and development expenses were $993,000 (or 18% of revenues) for the three months ended January 31, 2009 and $1.1 million (or 17% of revenues) for the comparable period in fiscal 2008. The $61,000 (or 6%) decrease in absolute dollars for the three months ended January 31, 2009 was mainly due to favorable foreign currency exchange fluctuations of approximately $129,000, and a decrease of approximately $91,000 resulting from using fewer third party contractors for certain research and development projects in our European operations during the three months ended January 31, 2009 than in the comparable period in fiscal 2008. These decreases were partially offset by an increase of three db4o consultants added to our U.S. operations resulting in an increase of approximately $76,000 from the corresponding period in fiscal 2008, and an increase of three headcounts (two of which were added in connection with our acquisition of the db4o business assets), in our European operations resulting in an increase of approximately $75,000 in salary and payroll related expenses from the corresponding period in fiscal 2008. As db4o was acquired on December 1, 2008, only two months of research and development expenditures as described above is reflected in the Company’s statement of income for the three months ended January 31, 2009.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to increase moderately for the remainder of fiscal 2009, primarily related to db4o expenditures.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $1.2 million (or 21% of revenues) for the three months ended January 31, 2009 and $1.1 million (or 17% of revenues) for the comparable period in fiscal 2008. The $101,000 (or 9%) increases in absolute dollars for the three months ended January 31, 2009 was primarily due to an increase of approximately $70,000 in audit fees related to Sarbanes Oxley Section 404 internal control compliance (SOX 404), and an increase of approximately $40,000 in stock—based compensation expense primarily due to stock option grants to our directors and officers made in connection with their annual compensation review for fiscal 2009.

For the remainder of fiscal 2009, we expect our quarterly general and administrative expenses to decrease moderately from the levels we experienced in the first quarter of fiscal 2009 as a result of completion of the implementation and audit fees related to Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income, Net

Interest and other income, net consists of interest income earned from our cash and cash equivalents net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net was $154,000 (or 3% of total revenues) for the three months ended January 31, 2009 and was $201,000 (or 3% of total revenues) for the comparable period in 2008. The decrease in absolute dollars of $47,000 was largely due to a decrease in interest income as a result of lower interest rates.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three months ended January 31, 2009 and January 31, 2008 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2009	2008	Amount	Percentage
	(unaudited)
Provision for income taxes
Foreign withholding taxes	$13	$237	$(224)	-95%
Provision for income taxes Europe	215	173	42	24%
Provision for income taxes India	1	—	1	100%
Federal, state and franchise taxes	39	1	38	3800%
Total	$268	$411	$(143)	-35%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. Consequently, we accrued income taxes for our European operations of approximately $215,000 and $173,000 for the three months ended January 31, 2009 and 2008, respectively. The Company’s tax provisions were based upon our projected fiscal 2009 and fiscal 2008 effective tax rates, respectively.

We incurred foreign withholding taxes of approximately $13,000 and $237,000 for the three months ended January 31, 2009 and 2008, respectively, which we have included in our income tax provision. The decrease of approximately $224,000 in foreign withholding taxes for the three months ended January 31, 2009 over the comparable period in fiscal 2008 was mainly attributable to foreign withholding taxes related to one significant license agreement with an Asia Pacific customer during the first quarter of fiscal 2008 that was not repeated for the three months ended January 31, 2009.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of January 31, 2009, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended January 31, 2009. As of January 31, 2009, we had cash and cash equivalents of approximately $24.7 million, a decrease of $2.5 million from the $27.2 million of cash and cash equivalents we held at October 31, 2008. The $2.5 million decrease was primarily a result of cash expenditures in the three months ended January 31, 2009 of $2.3 million for our acquisition of db4o assets and $1.1 million to repurchase shares of our common stock under the stock repurchase program we announced in December 2008, and an increase in trade accounts receivable of $2.8 million, partially offset by an increase in deferred revenues of $1.2 million.

As of January 31, 2009, $9.7 million of our $24.7 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $2.0 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of January 31, 2009			As of October 31, 2008
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)
Cash in foreign currency:
Euros		€1,262	$1,624		€1,366	$1,783
British Pound		£24	35		£28	47
Indian Rupee	Rs.	17,127	347	Rs.	12,605	241
Total			$2,006			$2,071

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2009 was comprised of approximately $421,000 of unfavorable foreign currency fluctuations on our revenues, $25,000 of favorable foreign currency fluctuations on our cost of revenues, and $253,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $143,000 in our statement of income for the three months ended January 31, 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

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

Additionally, we held approximately 92% of our total cash balance at January 31, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company’s working capital. Since announcement of the stock repurchase program, Versant has acquired 76,692 common shares on the open market for approximately $1.1 million at an average purchase price of $14.39 per share, leaving approximately $3.9 million in authorized funds available for future repurchases of stock under this program at January 31, 2009.

In December 2008, we committed $2.4 million in cash (including $300,000 of contingent payments) to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.).

Taking into consideration the cash outflows related to both the db4o acquisition of assets and potential common stock repurchases, we believe that with our current cost structure and based on our current estimates of revenues and collections in fiscal 2009, we can reasonably expect to operate at a moderate positive cash flow level in the remainder of fiscal 2009.

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

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 73 days and 45 days, respectively, for the three months ended January 31, 2009 and January 31, 2008. Collection of accounts receivable and related DSO could fluctuate in the future periods, due to timing and amount of our revenues and the effectiveness of our collection efforts.

For the three months ended January 31, 2009, $275,000 of cash was used in operating activities related to a non recurring separation payment to a former sales executive.

Our working capital was $24.2 million as of January 31, 2009 compared to $25.4 million as of October 31, 2008.

Cash Flow used in Investing Activities

The change in cash flows from investing activities primarily relate to our acquisition of db4o in December 2008.

For the three months ended January 31, 2009, $2.3 million of cash was used in investing activities primarily for the acquisition of db4o.

Cash Flow used in Financing Activities

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

For the three months ended January 31, 2009, $994,000 of cash was used by financing activities, consisting of $1.1 million cash used to repurchase our common stock and principal payments of $3,000 under capital lease obligations, offset by cash inflows of $116,000 derived from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by the Company’s stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Further, as of January 31, 2009 we had approximately 101,873 shares available to issue under our current Equity Incentive Plan and our Director Stock Option Plan. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of January 31, 2009 consist of obligations under operating leases for facilities and equipment commitments.

Our annual minimum commitments as of January 31, 2009 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheet as of January 31, 2009, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total
Nine months ending October 31, 2009	$396	$10	$406
Fiscal year ending October 31,
2010	206	6	212
Thereafter	—	—	—
Total	$602	$16	$618

In December 2008, we committed $2.4 million in cash (including $300,000 of contingent payments which may become payable in the 18 month period beginning December 1, 2008) to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.).

On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company’s working capital. However, nothing obligates us to repurchase shares pursuant to this stock repurchase program, and the program may be terminated at any time. Since announcement of the stock repurchase program, Versant has acquired 76,692 common shares on the open market for approximately $1.1 million at an average purchase price of $14.39 per share, leaving approximately $3.9 million in authorized funds available for future repurchases of stock under this program at January 31, 2009.

Taking into consideration the cash outflows related to both the acquisition of db4o assets and potential common stock repurchases, we believe that our existing cash and cash equivalents plus cash that we forecast to be generated from operations will be sufficient to finance our operations during the next nine months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses, products or to purchase or license technologies, and we expect that, in the event of such an acquisition or investment that is significant and requires that we pay cash consideration, it will be necessary for us to seek additional debt or equity financing.

A $3.0 million credit facility we had with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2009.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 11, Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, and Item 1 of this Report, which is incorporated herein by this reference.

Risk Factors

The Company’s business faces many risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the SEC on January 14, 2009 (File No. 09526468).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2009 was comprised of approximately $421,000 of unfavorable foreign currency fluctuations on our revenues, $25,000 of favorable foreign currency fluctuations on our cost of revenues, and $253,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $143,000 in our statement of income for the three months ended January 31, 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

Our exposure to foreign exchange risk is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well.

Additionally, we held approximately 92% of our total cash balance at January 31, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 1, 2008, Versant’s Board of Directors approved a stock repurchase program. Under this program, Versant is authorized to potentially repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. Whether and when any such repurchases are made depends on market conditions, share price and other factors. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2009, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended or discontinued, or may be extended, at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company’s working capital.   Since announcement of the stock repurchase program, Versant has acquired 76,692 common shares on the open market for approximately $1.1 million at an average purchase price of $14.39 per share, leaving approximately $3.9 million in authorized funds available for future repurchases of stock under this program at January 31, 2009.

The stock repurchases activity under the stock repurchase program during the three months ended January 31, 2009 is summarized as follows:

			Total Number of Shares	Maximum Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	that May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Publicly Announced Program	Under the Program

November 1, 2008 - November 30, 2008	—	$—	—	$—
December 1, 2008 - December 31, 2008	50,488	$13.76	50,488	$4,305,287
January 1, 2009 - January 31, 2009	26,204	$15.62	26,204	$3,896,026
Total	76,692	$14.39	76,692

ITEM 6.  EXHIBITS

(a)           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed with this
Number	Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

10.01	Separation Agreement between Thomas Huben and Versant GmbH dated as of December 2, 2008**					☒

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☒

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☒

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

VERSANT CORPORATION

Dated:	March 12, 2009	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)