Form 10-Q
period 2009-04-30
VERSANT CORP
filed 2009-06-09
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer.” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☒

Non-Accelerated Filer ☐

Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 3, 2009, there were outstanding 3,572,631 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended April 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

(unaudited)

	April 30, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$26,802	$27,234
Trade accounts receivable, net of allowance for doubtful accounts of $9 and $16 at April 30, 2009 and October 31, 2008, respectively	2,193	2,801
Other current assets	409	399
Total current assets	29,404	30,434

Property and equipment, net	610	670
Goodwill	8,310	6,720
Intangible assets, net	975	565
Other assets	121	172
Total assets	$39,420	$38,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$190	$371
Accrued liabilities	1,167	1,525
Deferred revenues	3,943	3,120
Deferred rent	21	17
Total current liabilities	5,321	5,033

Deferred revenues	292	317
Deferred rent	2	13
Other long-term liabilities	45	44
Total liabilities	5,660	5,407

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,761,936 shares issued and 3,603,546 shares outstanding at April 30, 2009, and 3,746,581 shares issued and outstanding at October 31, 2008	98,330	97,717
Treasury stock at cost, 158,390 shares at April 30, 2009	(2,277)	—
Accumulated other comprehensive income	115	183
Accumulated deficit	(62,408)	(64,746)
Total stockholders’ equity	33,760	33,154
Total liabilities and stockholders’ equity	$39,420	$38,561

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Revenues:
License	$1,931	$4,425	$5,173	$8,387
Maintenance	1,957	2,229	4,272	4,459
Professional services	71	67	133	159
Total revenues	3,959	6,721	9,578	13,005

Cost of revenues:
License	57	79	122	159
Amortization of intangible assets	108	79	201	158
Maintenance	333	366	716	750
Professional services	34	28	70	55
Total cost of revenues	532	552	1,109	1,122

Gross profit	3,427	6,169	8,469	11,883

Operating expenses:
Sales and marketing	811	956	1,997	1,797
Research and development	980	1,101	1,974	2,155
General and administrative	818	1,978	2,004	3,063
Total operating expenses	2,609	4,035	5,975	7,015

Income from operations	818	2,134	2,494	4,868
Interest and other income, net	102	129	256	330
Income from continuing operations before taxes	920	2,263	2,750	5,198
Provision for income taxes	144	286	412	698
Net income from continuing operations	776	1,977	2,338	4,500
Net income from discontinued operations, net of income taxes	—	16	—	98
Net income	$776	$1,993	$2,338	$4,598

Basic income per share:
Net income from continuing operations	$0.21	$0.53	$0.63	$1.22
Net income from discontinued operations, net of income taxes	$—	$0.01	$—	$0.03
Net income per share, basic	$0.21	$0.54	$0.63	$1.25

Diluted income per share:
Net income from continuing operations	$0.21	$0.52	$0.63	$1.19
Net income from discontinued operations, net of income taxes	$—	$0.01	$—	$0.03
Net income per share, diluted	$0.21	$0.53	$0.63	$1.22

Shares used in per share calculation:
Basic	3,645	3,701	3,684	3,691
Diluted	3,681	3,777	3,720	3,769

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$17	$15	$27	$28
Sales and marketing	$18	$53	$58	$102
Research and development	$56	$42	$100	$81
General and administrative	$146	$98	$285	$189

See accompanying notes to condensed consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	April 30, 2009	April 30, 2008
Cash flows from operating activities:
Net income	$2,338	$4,598

Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	—	(98)
Depreciation and amortization	173	150
Amortization of intangible assets	201	158
Stock-based compensation	470	400
Recovery of bad debt allowance	(10)	(48)
Changes in assets and liabilities:
Accounts receivable	710	(716)
Other assets	49	(113)
Accounts payable	(188)	91
Accrued liabilities and other liabilities	(356)	386
Deferred revenues	765	72
Deferred rent	(6)	(2)
Net cash provided by operating activities	4,146	4,878

Cash flows from investing activities:
Acquisition of business	(2,282)	—
Purchases of property and equipment	(104)	(100)
Net cash used in investing activities	(2,386)	(100)

Cash flows from financing activities:
Proceeds from sale of common stock	143	325
Repurchase of common stock into treasury	(2,277)	—
Principal payments under capital lease obligations	(3)	(5)
Net cash (used in) provided by financing activities	(2,137)	320

Effect of foreign exchange rate changes on cash and cash equivalents	(55)	1,002
Net (decrease) increase in cash and cash equivalents from operating, investing and financing activities	(432)	6,100
Net increase in cash and cash equivalents from discontinued operations	—	98
Cash and cash equivalents at beginning of period	27,234	19,086
Cash and cash equivalents at end of period	$26,802	$25,284

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2008. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed on January 14, 2009 (File No.000-28540). The Company’s operating results for the three and six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2009, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to these estimates or assumptions could result in a change to the estimates or assumptions and impact future operating results.

NOTE 2.  ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition

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

The total purchase price of $2,281,756 consists of the following:

a)     Initial cash payment of $2,100,000 made in December 2008; and

b)    Direct transaction costs of $181,756.

Under the terms of the db4o Purchase Agreement, in consideration of its acquisition of the assets of the db4o business, Versant paid Servo the above-mentioned closing payment of $2,100,000 in cash, agreed to pay up to a maximum of an additional $300,000 payable in three contingent deferred payments of up to $100,000 each during the 18-month period immediately following the December 1, 2008 acquisition date and assumed certain liabilities of Servo under certain contracts included among the db4o assets. The three contingent deferred payments of up to $100,000 each are payable on the dates that are six months, twelve months and eighteen months, respectively, following the December 1, 2008 acquisition date. The Company made the first contingent deferred payment of $100,000 to Servo on May 29, 2009. Each of these contingent payments is subject to adjustment and reduction if certain former key service providers to Servo cease, for certain reasons, to be employed by or to provide services to Versant as a full-time employee or a full-time independent contractor. Consequently, the three contingent deferred payment amounts are subject to reduction dependent on the retention of these identified key service providers.

Under the purchase method of accounting, the total purchase price for the db4o assets was allocated to db4o’s net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date, with the excess of the purchase price over these aggregate fair values recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which values each intangible asset based upon the estimated impact on the Company’s expected future after-tax cash flows and discounts the net changes in the Company’s expected future after-tax cash flows to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry. The Company’s allocation of the purchase price for the db4o assets and liabilities is summarized below:

Tangible net assets acquired	$81,000
Customer relationships	210,000
Developed technology	300,000
Trade name	100,000
Goodwill	1,590,756
Total	$2,281,756

Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer relationships, developed technology and trade name are nine, five and five years respectively. Changes to the allocation of the purchase price for the acquisition may occur as additional information becomes available.

db4o’s results of operations for periods prior to this acquisition were not material to the Company’s condensed consolidated statements of income and, accordingly, pro forma financial information has not been presented.

Goodwill

The following table presents goodwill balances and the activity during the six months ended April 30, 2009 (in thousands):

	Net Carrying Amount As of October 31, 2008	Goodwill Acquired	Adjustments to Goodwill	Net Carrying Amount As of April 30, 2009
Goodwill:
Versant Europe and India	$241	$—	$—	$241
Poet Holdings, Inc.	5,752	—	—	5,752
FastObjects, Inc.	677	—	—	677
JDO Genie (PTY), LTD.	50	—	—	50
db40	—	1,578	12	1,590
Total	$6,720	$1,578	$12	$8,310

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2008 and determined there was no impairment. There were no events or circumstances from that date through April 30, 2009 indicating that a further assessment was necessary.

As a result of the db4o acquisition, the goodwill acquired will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of April 30, 2009 and October 31, 2008 are as follows (in thousands):

	As of April 30, 2009			As of October 31, 2008
Intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Poet Holdings, Inc. (Amortized over 7 years)	$1,919	$1,548	$371	$1,919	$1,454	$465
JDO Genie (PTY), LTD. (Amortized over 5 years)	550	532	18	550	477	73
db4o-Developed Technology (Amortized over 5 years)	300	25	275	—	—	—
db4o-Customer Relationships (Amortized over 9 years)	210	10	200	—	—	—
FastObjects, Inc. (Amortized over 6 years)	148	129	19	148	121	27
db4o-Trade Name (Amortized over 5 years)	100	8	92	—	—	—
Total	$3,227	$2,252	$975	$2,617	$2,052	$565

As of April 30, 2009 and October 31, 2008, the net carrying amount of intangible assets was approximately $975,000 and $565,000, respectively. Aggregate amortization expense for intangible assets was $108,000 and $201,000, respectively, for the three and six months ended April 30, 2009 and $79,000 and $158,000, respectively, for the three and six months ended April 30, 2008.

The projected amortization of the Company’s existing intangible assets as of April 30, 2009 is as follows (in thousands):

Amortization
Six months ending October 31, 2009	$173
Fiscal year ending October 31,
2010	304
2011	190
2012	103
2013	103
Thereafter	102
Total	$975

We test and evaluate our intangible assets for impairment whenever indicators of potential impairment are identified.

NOTE 3.  STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended April 30, 2009 totaled $237,000 and $470,000, respectively, and the amount of stock-based compensation expense related to the Company’s equity incentive plan (“Equity Incentive Plan”) and directors stock option plan (“Director Plan”) was $216,000 and $464,000, respectively; and related to the Company’s employee stock purchase plan (“ESPP”) was $21,000 and $6,000, respectively.  Stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended April 30, 2008 totaled $208,000 and $400,000, respectively; the amount of stock-based compensation expense related to the Company’s stock option plans was $178,000 and $356,000, respectively; and related to the Company’s ESPP was $30,000 and $44,000, respectively.

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

Since announcement of the stock repurchase program through April 30, 2009, Versant acquired 158,390 common shares on the open market for approximately $2.3 million at an average purchase price of $14.34 per share, leaving approximately $2.7 million in authorized funds available for future repurchases of stock under this program at April 30, 2009.

The stock repurchase activity under the stock repurchase program during the three months ended April 30, 2009 is summarized as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program

As of January 31, 2009	76,692	$14.39	76,692	$3,896,026
February 1, 2009 - February 28, 2009	19,327	$15.45	19,327	$3,597,371
March 1, 2009 - March 31, 2009	32,420	$14.85	32,420	$3,116,083
April 1, 2009 - April 30, 2009	29,951	$12.93	29,951	$2,728,965
Total	158,390	$14.34	158,390

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of April 30, 2009 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements using input type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$13,755	$—	$—
Time deposits	11,825	—	—
Total	$25,580	$—	$—

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Net income from continuing operations	$776	$1,977	$2,338	$4,500
Net income from discontinued operations, net of income taxes	—	16	—	98
Net income	$776	$1,993	$2,338	$4,598

Calculation of basic net income per share:
Weighted Average - common shares outstanding	3,645	3,701	3,684	3,691

Net income from continuing operations	$0.21	$0.53	$0.63	$1.22
Net income from discontinued operations, net of income taxes	$—	$0.01	$—	$0.03
Net income per share, basic	$0.21	$0.54	$0.63	$1.25

Calculation of diluted net income per share:
Weighted Average - common shares outstanding	3,645	3,701	3,684	3,691
Dilutive effect of employee and director stock options	36	76	36	78
Weighted Average - common shares outstanding and potentially dilutive common shares	3,681	3,777	3,720	3,769

Net income from continuing operations	$0.21	$0.52	$0.63	$1.19
Net income from discontinued operations, net of income taxes	$—	$0.01	$—	$0.03
Net income per share, diluted	$0.21	$0.53	$0.63	$1.22

NOTE 7.   OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Comprehensive income for the three and six month periods ended April 30, 2009 and April 30, 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Net income, as reported	$776	$1,993	$2,338	$4,598
Foreign currency translation adjustment	(2)	662	(68)	873
Comprehensive income	$774	$2,655	$2,270	$5,471

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

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the region in which the contract was originated.

The following table reflects revenues for the three and six months ended April 30, 2009 and April 30, 2008 by each geographic region (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Revenues by Region:
North America	$1,563	$2,778	$3,659	$4,780
Europe	2,147	3,349	5,530	6,038
Asia	249	594	389	2,187
	$3,959	$6,721	$9,578	$13,005

The following table reflects long-lived assets as of April 30, 2009 and October 31, 2008 in each geographic region (in thousands):

	April 30, 2009	October 31, 2008
Total long-lived assets by region:

North America	$194	$229
Europe	305	383
Asia	232	230
	$731	$842

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

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, pursuant to which Versant was entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement, which expired on January 31, 2008. Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006 when the disposition occurred. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three months ended January 31, 2008 as net income from discontinued operations, net of income taxes. Reported revenues following January 31, 2008 no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. For the three and six months ended April 30, 2008, Versant recorded $16,000 and $98,000, respectively, in royalties from Sima pursuant to the Sale Agreement as net income from discontinued operations.  As no further payments were due from Sima after January 31, 2008 there is no net income from discontinued operations in the three and six months ended April 30, 2009.

NOTE 10.  INCOME TAXES

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business, the Company’s industry and the market for the Company’s goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not assurances of our future performance or financial condition and are subject to and involve significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2008. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

Deteriorating Global Economic Conditions Are Adversely Impacting Our Business

Global economic conditions and financial markets have become increasingly negative, and national and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries has slowed and may slow further in 2009. The severity or length of time these economic and financial market conditions may persist is unknown.

Our business has also been adversely affected by the ongoing credit crises and deteriorating worldwide economic conditions. It is unclear when the macroeconomic environment may improve. During the second quarter of 2009, the selling environment remained very challenging, causing customers to delay or reduce technology purchases. We are seeing increasing pressures on our customers’ budgets, and while facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products. The difficult and uncertain economic conditions caused some of our customers to face financial challenges during the first and second quarters of fiscal 2009 and they may continue to face such challenges during the remainder of fiscal 2009.  The current economic downturn in our customers’ industries has contributed to the recent substantial reduction in our revenue and could continue to harm our business, operating results and financial condition.  This situation will likely cause us to cautiously monitor and reduce our spending in the remainder of fiscal 2009 and thereafter if these economic conditions persist.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and the amount of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and industry trends, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future variables and uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

During the three and six months ended April 30, 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2008, filed with the SEC on January 14, 2009 (File No. 000-28540) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of income to total revenues:

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Revenues:
License	49%	66%	54%	65%
Maintenance	49	33	45	34
Professional services	2	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	1	1	1	1
Amortization of intangible assets	3	1	2	1
Maintenance	8	6	8	6
Professional services	1	0	1	1
Total cost of revenues	13	8	12	9

Gross profit	87	92	88	91

Operating expenses:
Sales and marketing	20	14	21	14
Research and development	25	17	20	16
General and administrative	21	29	21	24
Total operating expenses	66	60	62	54

Income from operations	21	32	26	37
Interest and other income, net	2	2	2	3
Income from continuing operations before taxes	23	34	28	40
Provision for income taxes	3	4	4	5
Net income from continuing operations	20	30	24	35
Net income from discontinued operations, net of income taxes	—	0	—	0
Net income	20%	30%	24%	35%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and six months ended April 30, 2009 and April 30, 2008 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$1,931	$4,425	$(2,494)	(56)%	$5,173	$8,387	$(3,214)	(38)%
Maintenance revenues	1,957	2,229	(272)	(12)	4,272	4,459	(187)	(4)
Professional services revenues	71	67	4	6	133	159	(26)	(16)
Total	$3,959	$6,721	$(2,762)	(41)%	$9,578	$13,005	$(3,427)	(26)%

Total Revenues. Total revenues are comprised of license fees, and revenues from maintenance, consulting, training and other support services. Fluctuations in total revenues are generally attributable to changes in product and customer mix, competition and general trends in information technology spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. In 2009, revenues have been negatively impacted by the weakened global economy.

Our revenues as shown in the above table and in the accompanying statement of income for the three and six months ended April 30, 2008 included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements for the three and six months ended April 30, 2008 report former

WebSphere activities as “net income from discontinued operations, net of income taxes.” Our results for the three and six months ended April 30, 2009 do not include any amounts from discontinued operations since our rights to receive revenues from our disposed WebSphere consulting practice terminated in January, 2008.  See NOTE 9 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS” in Item 1 of this Quarterly Report on Form 10-Q.

Our total revenues decreased by $2.8 million (or 41%) for the three months ended April 30, 2009 from the corresponding period in fiscal 2008. This decrease resulted primarily from an approximate $2.5 million (or 56%) decrease in license revenues for the three months ended April 30, 2009 compared to the corresponding period in fiscal 2008, and included an approximate $444,000 decrease in revenues (accounting for 16% of the $2.8 million decrease in total revenues) resulting from unfavorable foreign currency exchange rate fluctuations.

Our total revenues decreased by $3.4 million (or 26%) for the six months ended April 30, 2009 from the corresponding period in fiscal 2008. This decrease resulted primarily from an approximate $3.2 million (or 38%) decrease in license revenues for the six months ended April 30, 2009 compared to the corresponding period in fiscal 2008, and included an approximate $865,000 decrease in revenues (accounting for 25% of the $3.4 million decrease in total revenues) resulting from unfavorable foreign currency exchange rate fluctuations.

No customer accounted for more than 10% of our total revenues for the three and six months ended April 30, 2009 as we experienced fewer larger license transactions in the quarter. By contrast, in the second quarter of fiscal 2008, two telecommunications customers (who each contributed 10% or more of our total revenues for that quarter) accounted for approximately 29% of total revenues in that quarter. For the six months ended April 30, 2008, two telecommunications customers (one of which was not one of the significant revenue contributors in the second quarter of fiscal 2008) also accounted for approximately 23% of our total revenues for that period.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues.  In addition, we believe that deteriorating global macroeconomic factors are adversely affecting the budgeting and purchasing behavior of our customers. License revenues also are a factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived.

License. License revenues represent license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $1.9 million for the three months ended April 30, 2009, a decrease of $2.5 million (or 56%) from $4.4 million reported for the comparable period in fiscal 2008. The decrease in license revenues for the three months ended April 30, 2009 compared to the same three-month period in 2008 resulted from fewer license transactions. We believe this reduction in license transactions (particularly in larger transactions) was primarily attributable to the weakness in the overall world economy.

License revenues were $5.2 million for the six months ended April 30, 2009, a decrease of $3.2 million (or 38%) from $8.4 million reported for the comparable period in fiscal 2008. The decrease in license revenues for the six months ended April 30, 2009 compared to the same six month period in 2008 was primarily attributable to the fact that we had three significant license transactions with three telecommunications customers totaling approximately $3.7 million for the six months ended April 30, 2008 whereas there were no comparably sized transactions in the same six month period in 2009, and also to an approximate $486,000 decrease in license revenues resulting from unfavorable foreign currency exchange rate fluctuations. These decreases were partially offset by license transactions closed with three customers for the six months ended April 30, 2009 totaling approximately $1.1 million.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $2.0 million for the three months ended April 30, 2009, a decrease of $272,000 (or 12%) from $2.2 million reported for the comparable period in fiscal 2008. The decrease in maintenance revenues was due primarily to the fact that we recognized approximately $200,000 of back maintenance revenues related to one European customer recognized in the second quarter of fiscal 2008 but recognized no such back maintenance revenue in the second quarter of fiscal 2009 and to a $199,000 decrease in maintenance revenues in the quarter resulting from unfavorable foreign currency exchange rate fluctuations.

Maintenance revenues were $4.3 million for the six months ended April 30, 2009, a decrease of $187,000 (or 4%) from maintenance revenues of $4.5 million reported for the comparable period in fiscal 2008. The decrease in maintenance revenues was due primarily to $367,000 of unfavorable foreign currency exchange rate fluctuations.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $71,000 for the three months ended April 30, 2009, a slight increase of $4,000 (or 6%) from $67,000 reported for the comparable period in fiscal 2008.

Professional services revenues were $133,000 for the six months ended April 30, 2009, a decrease of $26,000 (or 16%) from $159,000 reported for the comparable period in fiscal 2008. The decrease in professional services revenues for the six months ended April 30, 2009 was mainly attributable to a decrease in consulting revenues from our European operations and a decrease of $12,000 related to unfavorable foreign currency exchange rate fluctuations.

International Revenues. The following table summarizes our revenues by geographic area for the three and six months ended April 30, 2009 and April 30, 2008 (in thousands, except percentages):

	Three Months Ended April 30,						Six Months Ended April 30,
		Percentage		Percentage	Change			Percentage		Percentage	Change
	2009	of revenues	2008	of revenues	Amount	Percentage	2009	of revenues	2008	of revenues	Amount	Percentage
		(unaudited)							(unaudited)
Revenues by Region:
North America	$1,563	40%	$2,778	41%	$(1,215)	(44)%	$3,659	38%	$4,780	37%	$(1,121)	(23)%
Europe	2,147	54	3,349	50	(1,202)	(36)	5,530	58	6,038	46	(508)	(8)
Asia	249	6	594	9	(345)	(58)	389	4	2,187	17	(1,798)	(82)
	$3,959	100%	$6,721	100%	$(2,762)	(41)%	$9,578	100%	$13,005	100%	$(3,427)	(26)%

International revenues (revenues from the European and Asian regions) represented approximately 60% of our total revenues for the three months ended April 30, 2009, as compared to 59% for the comparable period in 2008.

For the three months ended April 30, 2009, we experienced a decrease in revenues of approximately $1.2 million (or 36%) from our European operations due to fewer license transactions, a situation we believe is primarily attributable to the weakness in the overall world economy, and an approximate $444,000 decrease in revenues resulting from unfavorable foreign currency exchange rate fluctuations.

For the six months ended April 30, 2009, we experienced a decrease in revenues of approximately $1.8 million (or 82%) from the Asia Pacific region due primarily to the fact that in the first quarter of fiscal 2008 we recognized approximately $1.4 million in revenue from a significant license transaction with a telecommunications customer in that geographic region but had no such comparable transaction in the first quarter of fiscal 2009. We also experienced a decrease in revenues of approximately $508,000 (or 8%) from our European operations, due primarily to an approximate $865,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations and fewer license transactions. We experienced a decrease of $1.1 million in revenues from North America primarily due to $786,000 in royalties from one telecommunications customer earned in the second quarter of 2008 which was not repeated in the comparable period in 2009, and fewer license transactions.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Cost of Revenues

The following table summarizes total cost of revenues for the three and six months ended April 30, 2009 and April 30, 2008 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$57	$79	$(22)	(28)%	$122	$159	$(37)	(23)%
Amortization of intangible assets	108	79	29	37	201	158	43	27
Cost of maintenance	333	366	(33)	(9)	716	750	(34)	(5)
Cost of professional services	34	28	6	21	70	55	15	27
Total	$532	$552	$(20)	(4)%	$1,109	$1,122	$(13)	(1)%

Total Cost of Revenues.  Total cost of revenues was $532,000 and $1.1 million for the three months and six months ended April 30, 2009, respectively, remaining at a relatively consistent level in absolute dollars compared to $552,000 and $1.1 million for the comparable periods in fiscal 2008.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, product media and packaging costs.

Cost of license revenues was $57,000 (or 3% of license revenues) for the three months ended April 30, 2009 compared to $79,000 (or 2% of license revenues) reported for the comparable periods in fiscal 2008, generally remaining consistent as a percentage of license revenues. Cost of license revenues was $122,000 (or 2% of license revenues) for the six months ended April 30, 2009 compared to $159,000 (or 2% of license revenues) reported for the comparable periods in fiscal 2008.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2009 acquisition of db4o and fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $108,000 and $201,000, respectively, for the three and six months ended April 30, 2009, increases of $29,000 (or 37%) and $ 43,000 (or 27%), respectively, from $79,000 and $158,000, respectively, reported for the comparable periods in 2008. The increases were primarily due to the amortization of intangible assets recorded from our acquisition of the assets of the db4o business during the three and six months ended April 30, 2009. We expect to incur quarterly amortization charges of approximately $95,000 and $78,000 for the third and fourth quarters of fiscal 2009.

Maintenance. Cost of maintenance revenues consists primarily of expenses for customer support personnel, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $333,000 (or 17% of maintenance revenues) and $716,000 (or 17% of maintenance revenues) for the three and six months ended April 30, 2009 compared to $366,000 (or 16% of maintenance revenues) and $750,000 (or 17% of maintenance revenues) reported for the comparable periods in fiscal 2008. The decreases in absolute dollars were primarily a result of favorable foreign currency exchange rate fluctuations.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues was increased slightly to $34,000 (or 48% of professional services revenues) for the three months ended April 30, 2009 compared to $28,000 (or 42% of professional services revenues) reported for the comparable period in fiscal 2008.  Cost of professional services revenues was $70,000 (or 53% of professional services revenues) for the six months ended April 30, 2009 compared to $55,000 (or 35% of professional services revenues) reported for the comparable period in fiscal 2008.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended April 30, 2009 and April 30, 2008 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$811	$956	$(145)	(15)%	$1,997	$1,797	$200	11%
Research and development	980	1,101	(121)	(11)	1,974	2,155	(181)	(8)
General and administrative	818	1,978	(1,160)	(59)	2,004	3,063	(1,059)	(35)
Total	$2,609	$4,035	$(1,426)	(35)%	$5,975	$7,015	$(1,040)	(15)%

Total Operating Expenses. Total operating expenses were $2.6 million for the three months ended April 30, 2009, a decrease of $1.4 million (or 35%) from $4.0 million for the comparable period in 2008. This resulted primarily from a $1.0 million decrease in our general and administrative expenses as a result of a litigation settlement expense in the second quarter of fiscal 2008, as well as an approximate $271,000 decrease resulting from favorable foreign currency exchange fluctuations.

Total operating expenses were $6.0 million for the six months ended April 30, 2009, a decrease of $1.0 million (or 15%) from $7.0 million for the comparable period in 2008. This resulted primarily from a $1.0 million decrease in our general and administrative expenses as a result of a litigation settlement expense in the six months ended April 30, 2008, and an approximate $523,000 decrease resulting from favorable foreign currency exchange fluctuations, and was offset by an approximate $275,000 non recurring separation payment made to a former sales executive and increased sales, marketing, research and development costs of $378,000 related to db4o.

For the remainder of fiscal 2009, we currently expect our overall quarterly operating expenses to decrease moderately as explained below.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $811,000 (or 20% of revenues) for the three months ended April 30, 2009 and $956,000 (or 14% of revenues) for the comparable period in fiscal 2008. The $145,000 (or 15%) decrease in absolute dollars was primarily related to reduced expenses in our European operations, including an approximate $108,000 decrease in salary and related expenses attributable to the departure of the Executive Vice President of Field Operations, and marketing expenses of $45,000 related to a tradeshow in fiscal year 2008 that was not repeated in fiscal year 2009.  These decreases were offset by increased expenses in our U.S. operations, including an approximate $62,000 increase in salary and related costs and consulting fees in connection with db4o and an increase of $53,000 in marketing consulting fees, offset by an approximate decrease of $67,000 resulting from favorable foreign currency exchange fluctuations.

Sales and marketing expenses were $2.0 million (or 21% of revenues) for the six months ended April 30, 2009 and $1.8 million (or 14% of revenues) for the comparable period in fiscal 2008. The $200,000 (or 11%) increase in absolute dollars was primarily due to an approximate $275,000 non recurring separation payment made to the former Executive Vice President of Field Operations in the first quarter of fiscal 2009, an approximate $110,000 increase in salary and related costs for one employee and consulting fees for two consultants in connection with db4o, an approximate increase of $56,000 in salary and related costs for two employees in our European operations, and an increase of $71,000 in marketing consulting fees. These increases were partially offset by a decrease of approximately $200,000 in salary and related expenses attributable to the departure of the Executive Vice President of Field Operations, and a decrease of approximately $158,000 due to favorable foreign currency exchange fluctuations. As db4o was acquired on December 1, 2008, only five months of sales and marketing expenditures associated with db4o as described above is reflected in the Company’s statement of income for the six months ended April 30, 2009.

For the remainder of fiscal 2009, we expect our quarterly sales and marketing expenses to decrease moderately, due primarily to the non recurring separation payment made in the first quarter of fiscal 2009, offset to a lesser degree by incremental costs related to db4o and the hiring of our new VP of Sales North America. Sales and marketing expense will continue to represent a considerable percentage of our operating expenditures.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors.

Research and development expenses were $980,000 (or 25% of revenues) for the three months ended April 30, 2009 and $1.1 million (or 17% of revenues) for the comparable period in fiscal 2008. The $121,000 (or 11%) decrease in absolute dollars for the three months ended April 30, 2009 was mainly due to favorable foreign currency exchange fluctuations of approximately $153,000, and a decrease of approximately $83,000 resulting from using fewer third party contractors for certain research and development projects in our European operations. These decreases were partially offset by an increase of $150,000 in consulting fees in connection with three contractors and salary and related costs for two headcount additions related to db4o.

Research and development expenses were $2.0 million (or 20% of revenues) for the six months ended April 30, 2009 and $2.2 million (or 16% of revenues) for the comparable period in fiscal 2008. The $181,000 (or 8%) decrease in absolute dollars for the six months ended April 30, 2009 was mainly due to favorable foreign currency exchange fluctuations of approximately $282,000, and a decrease of approximately $174,000 resulting from using fewer third party contractors for certain research and development projects in our European operations. These decreases were partially offset by an increase of $268,000 in consulting fees in connection with three contractors and salary and related costs for two headcounts related to db4o. As db4o was acquired on December 1, 2008, only five months of research and development expenditures as described above are reflected in the Company’s statement of income for the six months ended April 30, 2009.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. However, we expect research and development expenditures to decrease moderately for the remainder of fiscal 2009 as a result of reductions in discretionary hiring and spending.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $818,000 (or 21% of revenues) for the three months ended April 30, 2009 and $2.0 million (or 29% of revenues) for the comparable period in fiscal 2008. The $1.2 million (or 59%) decrease in absolute dollars for the three months ended April 30, 2009 was primarily related to a litigation settlement and related costs of $1.0 million in the second quarter of 2008, and to a lesser degree, a decrease of approximately $68,000 in employee bonuses due to reduced revenue and net income levels, and a $51,000 decrease due to favorable foreign currency exchange fluctuations.

General and administrative expenses were $2.0 million (or 21% of revenues) for the six months ended April 30, 2009 and $3.1 million (or 24% of revenues) for the comparable period in fiscal 2008. The $1.1 million (or 35%) decrease in absolute dollars for the six months ended April 30, 2009 was primarily due to higher general and administrative expenses in the six months ended April 30, 2008 related to a litigation settlement of $1.0 million in that period, and to a lesser degree, a decrease of approximately $122,000 in employee bonuses due to reduced revenue and net income levels, and an $82,000 decrease due to favorable foreign currency exchange fluctuations, partially offset by an $82,000 increase in stock based compensation expense due to the higher average market value of grants made in fiscal year 2007 and 2008.

For the remainder of fiscal 2009, we expect our quarterly general and administrative expenses to decrease moderately from the levels we experienced in the first two quarters of fiscal 2009, primarily as a result of the Company not being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2009.

Interest and Other Income, Net

Interest and other income, net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net, was $102,000 (or 2% of total revenues) and $256,000 (or 2% of total revenues) for the three and six months ended April 30, 2009, respectively, and was $129,000 (or 2% of total revenues) and $330,000 (or 3% of total revenues), respectively, for the comparable periods in 2008. The decreases in absolute dollars of $27,000 (or 21%) and $74,000 (or 22%) for the three and six months ended April 30, 2009 were largely due to a decrease in interest income as a result of the lower general level of interest rates.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and six months ended April 30, 2009 and April 30, 2008 (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	April 30,	April 30,	Change		April 30,	April 30,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Provision for income taxes:
Foreign withholding taxes	$34	$5	$29	580%	$47	$241	$(194)	(80)%
Provision for income taxes - Europe	90	281	(191)	(68)	305	456	(151)	(33)
Provision for income taxes - India	—	—	—	—	1	—	1	100
Federal, state and franchise taxes	20	—	20	100	59	1	58	5,800
Total	$144	$286	$(142)	(50)%	$412	$698	$(286)	(41)%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. Consequently, we accrued income taxes for our European operations of approximately $90,000 and $281,000 for the three months ended April 30, 2009 and 2008, respectively, and approximately $305,000 and $456,000 for the six months ended April 30, 2009 and 2008, respectively. The Company’s tax provisions were based upon our projected fiscal 2009 and fiscal 2008 effective tax rates.

We incurred foreign withholding taxes of approximately $34,000 and $5,000 for the three months ended April 30, 2009 and 2008, respectively, which we have included in our income tax provision, and approximately $47,000 and $241,000 for the six months ended April 30, 2009 and 2008, respectively. The decrease of approximately $194,000 in foreign withholding taxes for the six months ended April 30, 2009 over the comparable period in fiscal 2008 was mainly attributable to foreign withholding taxes related to one significant license agreement with an Asia Pacific customer during the first quarter of fiscal 2008 that was not repeated in 2009.

We record a valuation allowance to reduce our tax assets to an amount for which realization is more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of April 30, 2009, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the six months ended April 30, 2009. As of April 30, 2009, we had cash and cash equivalents of approximately $26.8 million, a decrease of $432,000 from the $27.2 million of cash and cash equivalents we held at October 31, 2008. The $432,000 decrease was primarily a result of cash expenditures of $2.3 million for our acquisition of the db4o assets and $2.3 million to repurchase shares of our common stock under the stock repurchase program we announced in December 2008, partially offset by cash generated from operations of $4.1 million for the six months ended April 30, 2009.

As of April 30, 2009, $12.9 million of our $26.8 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $3.5 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of April 30, 2009			As of October 31, 2008
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euro		€2,316	$3,061		€1,366	$1,783
British Pound		£84	124		£28	47
Indian Rupee	Rs	15,422	305	Rs	12,605	241
Total			$3,490			$2,071

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal 2009 was comprised of approximately $865,000 of unfavorable foreign currency fluctuations on our revenues, $64,000 of favorable foreign currency fluctuations on our cost of revenues, and $523,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $278,000 on our total operating income for the six months ended April 30, 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

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

Additionally, we held approximately 87% of our total cash balance at April 30, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

In relation to our cash balances held overseas, there were no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States.  However, we may be subject to income tax withholding in the source countries and to U.S. federal and state income taxes in the future if the cash payment or transfer from our subsidiaries to the U.S. parent were to be classified as a dividend.  Other payments made by our European overseas subsidiaries in the ordinary course of business (e.g. payment of royalties or interest from the subsidiaries to the U.S. parent) were generally not subject to income tax withholding under existing tax treaties.

Our cash equivalents primarily consist of money market accounts and short term time deposits; accordingly, our interest rate risk is not considered significant.

On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company’s working capital. Since announcement of the stock repurchase program, Versant has acquired 158,390 common shares on the open market for approximately $2.3 million at an average purchase price of $14.34 per share, leaving approximately $2.7 million in authorized funds available for future repurchases of stock under this program at April 30, 2009.

In December 2008, we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.6 million in cash (including $300,000 of contingent payments and $182,000 of direct transaction costs).

Taking into consideration the contingent cash outflows related to both the db4o acquisition of assets and potential common stock repurchases, we believe that with our current cost structure and based on our current estimates of revenues and collections in fiscal 2009, we can reasonably expect to operate at a slight positive cash flow level in the remainder of fiscal 2009.

Cash Flows provided by Operating Activities

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

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 56 days and 47 days for the three months ended April 30, 2009 and April 30, 2008, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

For the six months ended April 30, 2009, $275,000 of cash was used in operating activities related to a non recurring separation payment to a former sales executive.

Our working capital was $24.1 million as of April 30, 2009 compared to $25.4 million as of October 31, 2008.

Cash Flows used in Investing Activities

The change in cash flows from investing activities primarily relates to our acquisition of db4o for $2.3 million in December 2008.

Cash Flows used in Financing Activities

On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise.

The primary source of cash flows from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Directors’ Plan and Employee Stock Purchase Plan.

For the six months ended April 30, 2009, $2.1 million of cash was used by financing activities, consisting of $2.3 million of cash used to repurchase our common stock and principal payments of $3,000 under capital lease obligations, offset by cash inflows of $143,000 from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. At the annual meeting of shareholders on April 24, 2009, the shareholders approved amendments to the 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan and the 2005 Directors’ Stock option plan to increase the number of shares of common stock reserved for issuance under the plans by 200,000 shares, 50,000 shares and 20,000 shares, respectively. Further, as of April 30, 2009 (after the above-mentioned stock plan amendments), we had approximately 335,575 shares available to issue under our current Equity Incentive Plan and our Director Stock Option Plan. The timing of the issuance, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of April 30, 2009 consist of obligations under operating leases for facilities and equipment.

Our annual minimum commitments as of April 30, 2009 under non-cancelable operating leases, not recorded on our Condensed Consolidated Balance Sheets as of April 30, 2009, are as follows (in thousands):

	Rental	Equipment
	Leases	Leases	Total

Six months ending October 31, 2009	$261	$6	$267
Fiscal year ending October 31, 2010	204	6	210
Thereafter	—	—	—
	$465	$12	$477

In December 2008, we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.6 million (including $300,000 of contingent payments which may become payable in the 18 month period beginning December 1, 2008).

On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company’s working capital. However, nothing obligates us to repurchase shares pursuant to this stock repurchase program, and the program may be terminated at any time. Since announcement of the stock repurchase program, Versant has acquired 158,390 common shares on the open market for approximately $2.3 million at an average purchase price of $14.34 per share, leaving approximately $2.7 million in authorized funds available for future repurchases of stock under this program at April 30, 2009.

Taking into consideration the cash outflows related to both the acquisition of db4o assets and potential common stock repurchases, we believe that our existing cash and cash equivalents, plus cash that we forecast to be generated from operations, will be sufficient to finance our operations during the next six months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses, products or to purchase or license technologies, and we expect that, in the event of such an acquisition or investment that is significant and requires that we pay cash consideration, it will be necessary for us to seek additional debt or equity financing.

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

Risk Factors

Global economic conditions and financial markets have become increasingly negative, and national and global economies and financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about inflation and deflation, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries has slowed and may slow further in 2009. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Continued softness in corporate information technology spending would have a direct impact on our business and any of these events would likely harm our business, including decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity.

In addition to the foregoing risks of the economic downturn, the Company’s business faces many other risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the SEC on January 14, 2009 (File No.000-28540).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal 2009 was comprised of approximately $865,000 of unfavorable foreign currency fluctuations on our revenues, $64,000 of favorable foreign currency fluctuations on our cost of revenues, and $523,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $278,000 on total operating income for the six months ended April 30, 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

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

Additionally, we held approximately 87% of our total cash balance at April 30, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

We do not own any derivative financial instruments.

Interest rate risk. Our cash equivalents primarily consist of money market accounts and short term time deposits; therefore, we do not believe that our interest rate risk is significant at this time.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 1, 2008, Versant’s Board of Directors approved a stock repurchase program. Under this program, Versant is authorized to potentially repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. Whether and when any such repurchases are made depends on market conditions, share price and other factors. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2009, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended or discontinued, or may be extended, at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company’s working capital.   Since announcement of the stock repurchase program, Versant has acquired 158,390 common shares on the open market for approximately $2.3 million at an average purchase price of $14.34 per share, leaving approximately $2.7 million in authorized funds available for future repurchases of stock under this program at April 30, 2009.

The stock repurchase activity under the stock repurchase program during the three months ended April 30, 2009 is summarized as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value that
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Publicly Announced Program	Under the Program

As of January 31, 2009	76,692	$14.39	76,692	$3,896,026
February 1, 2009 - February 28, 2009	19,327	$15.45	19,327	$3,597,371
March 1, 2009 - March 31, 2009	32,420	$14.85	32,420	$3,116,083
April 1, 2009 - April 30, 2009	29,951	$12.93	29,951	$2,728,965
Total	158,390	$14.34	158,390

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Shareholders on April 24, 2009. Set forth below are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting.

1. Election of Directors. At the meeting, the following individuals (who constitute all of the Company’s directors) were elected to the Company’s Board of Directors, each to serve until the next Annual Meeting of Shareholders and until his successor has been duly elected and qualified or until his earlier resignation or removal:

Name of Director	Votes For	Votes Withheld

Jochen Witte	2,516,270	8,831

Uday Bellary	2,473,466	51,635

William Henry Delevati	2,473,466	51,635

Herbert May	2,473,411	51,690

Bernhard Woebker	2,516,130	8,971

2. Amendment of 2005 Equity Incentive Plan. Approval of an amendment to the Company’s 2005 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 200,000 shares:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

1,238,832	250,938	81,687	953,644

3. Amendment of 2005 Employee Stock Purchase Plan. Approval of an amendment to the Company’s 2005 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 50,000 shares:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

1,425,982	64,626	80,849	953,644

4. Amendment of 2005 Directors’ Stock Option Plan. Approval of an amendment to the Company’s 2005 Directors’ Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 20,000 shares:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

1,398,651	92,157	80,649	953,644

5. Ratification of Accountants. Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2009:

Votes For	Votes Against	Vote Abstained	Broker Non-Votes

2,515,278	6,340	3,483	-0-

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

VERSANT CORPORATION

Dated:	June 9, 2009	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer, Principal
Financial Officer and Principal Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)