Form 10-Q
period 2009-07-31
VERSANT CORP
filed 2009-09-09
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of September 4, 2009, there were outstanding 3,558,218 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended July 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	July 31,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$26,755	$27,234
Trade accounts receivable, net of allowance for doubtful accounts of $8 and $16 at July 31, 2009 and October 31, 2008, respectively	2,576	2,801
Other current assets	736	399
Total current assets	30,067	30,434

Property and equipment, net	595	670
Goodwill	8,410	6,720
Intangible assets, net	879	565
Other assets	—	172
Total assets	$39,951	$38,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200	$371
Accrued liabilities	1,159	1,525
Deferred revenues	3,834	3,120
Deferred rent	18	17
Total current liabilities	5,211	5,033

Deferred revenues	243	317
Deferred rent	—	13
Other long-term liabilities	48	44
Total liabilities	5,502	5,407

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,565,992 shares issued and outstanding at July 31, 2009, and 3,746,581 shares issued and outstanding at October 31, 2008	95,714	97,717
Accumulated other comprehensive income	252	183
Accumulated deficit	(61,517)	(64,746)
Total stockholders’ equity	34,449	33,154
Total liabilities and stockholders’ equity	$39,951	$38,561

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Revenues:
License	$2,025	$3,943	$7,198	$12,330
Maintenance	2,345	2,305	6,617	6,764
Professional services	63	52	196	211
Total revenues	4,433	6,300	14,011	19,305

Cost of revenues:
License	84	75	206	233
Amortization of intangible assets	96	79	296	237
Maintenance	364	354	1,080	1,103
Professional services	29	18	100	74
Total cost of revenues	573	526	1,682	1,647

Gross profit	3,860	5,774	12,329	17,658

Operating expenses:
Sales and marketing	1,049	898	3,046	2,696
Research and development	1,022	1,003	2,996	3,159
General and administrative	813	1,181	2,817	4,244
Total operating expenses	2,884	3,082	8,859	10,099

Income from operations	976	2,692	3,470	7,559
Interest and other income (expenses), net	(24)	261	232	591
Income from continuing operations before taxes	952	2,953	3,702	8,150
Provision for income taxes	61	295	473	992
Net income from continuing operations	891	2,658	3,229	7,158
Net income from discontinued operations, net of income taxes	—	—	—	98
Net income	$891	$2,658	$3,229	$7,256

Basic income per share:
Net income from continuing operations	$0.25	$0.71	$0.89	$1.93
Net income from discontinued operations, net of income taxes	$—	$—	$—	$0.03
Net income per share, basic	$0.25	$0.71	$0.89	$1.96

Diluted income per share:
Net income from continuing operations	$0.25	$0.70	$0.88	$1.89
Net income from discontinued operations, net of income taxes	$—	$—	$—	$0.03
Net income per share, diluted	$0.25	$0.70	$0.88	$1.92

Shares used in per share calculation:
Basic	3,574	3,729	3,648	3,704
Diluted	3,609	3,806	3,683	3,781

Non-cash stock-based compensation included in the above expenses:
Cost of revenues	$15	$14	$42	$42
Sales and marketing	$37	$51	$95	$153
Research and development	$66	$43	$166	$124
General and administrative	$145	$119	$430	$308

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	July 31,	July 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,229	$7,256

Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	—	(98)
Depreciation and amortization	274	236
Amortization of intangible assets	296	237
Stock-based compensation	733	627
Recovery of bad debt allowance	(8)	(1)
Changes in assets and liabilities:
Accounts receivable	420	(999)
Other assets	(132)	(359)
Accounts payable	(184)	187
Accrued liabilities and other liabilities	(427)	(229)
Deferred revenues	500	(162)
Deferred rent	(11)	(4)
Net cash provided by operating activities	4,690	6,691

Cash flows from investing activities:
Acquisition of business	(2,383)	—
Purchases of property and equipment	(163)	(172)
Net cash used in investing activities	(2,546)	(172)

Cash flows from financing activities:
Proceeds from sale of common stock	251	775
Repurchases of common stock	(2,987)	—
Principal payments under capital lease obligations	(4)	(8)
Net cash (used in) provided by financing activities	(2,740)	767

Effect of foreign exchange rate changes on cash and cash equivalents	117	937
Net (decrease) increase in cash and cash equivalents from operating, investing and financing activities	(479)	8,223
Net increase in cash and cash equivalents from discontinued operations	—	98
Cash and cash equivalents at beginning of period	27,234	19,086
Cash and cash equivalents at end of period	$26,755	$27,407

Supplemental disclosures of cash flows information:
Cash paid for:
Foreign, federal, foreign withholding and state income taxes	$488	$1,164

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  GENERAL AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements contained in this report on Form 10-Q include all of the assets, liabilities, revenues, expenses and cash flows of Versant Corporation (“Versant”) and all entities in which Versant has a controlling voting interest (subsidiaries) required to be consolidated in accordance with U.S. generally accepted accounting principles. Inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America related to interim financial statements and the applicable rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information contained in this report have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2008. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed on January 14, 2009 (File No. 000-28540). The Company’s operating results for the three and nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2009, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to these estimates or assumptions could result in a change to the estimates and impact future operating results.

NOTE 2.  ACQUISITION, GOODWILL AND INTANGIBLE ASSETS

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

The total purchase price of $2,383,201 consists of the following:

a)       Initial cash payment of $2,100,000 made in December 2008; and

b)       Direct transaction costs of $183,201; and

c)       Contingent deferred payment of $100,000 due June 1, 2009.

Under the terms of the db4o Purchase Agreement, in consideration of its acquisition of the assets of the db4o business, Versant paid Servo the above-mentioned closing payment of $2,100,000 in cash, agreed to pay up to a maximum of an additional $300,000 payable in three contingent deferred payments of up to $100,000 each during the 18-month period immediately following the December 1, 2008 acquisition date and assumed certain liabilities of Servo under certain contracts included among the db4o assets. The three contingent deferred payments of up to $100,000 each are payable on the dates that are six months, twelve months and eighteen months, respectively, following the December 1, 2008 acquisition date. The Company made the first contingent deferred payment of $100,000 to Servo on May 29, 2009. Each of these contingent payments is subject to adjustment and reduction if certain former key service providers to Servo cease, for certain reasons, to be employed by or to provide services to Versant as a full-time employee or a full-time independent contractor. Consequently, the remaining two contingent deferred payment amounts are subject to reduction dependent on the retention of these identified key service providers.

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

Tangible net assets acquired	$83,400
Customer relationships	210,000
Developed technology	300,000
Trade name	100,000
Goodwill	1,689,801
Total	$2,383,201

Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer relationships, developed technology and trade name are nine, five and five years, respectively. Changes to the allocation of the purchase price for the acquisition may occur as additional information (such as contingent payments) becomes available.

db4o’s results of operations for periods prior to this acquisition were not material to the Company’s condensed consolidated statements of income and, accordingly, pro forma financial information has not been presented.

Goodwill

The following table presents goodwill balances and acquisitions of, and adjustments to, goodwill during the nine months ended July 31, 2009 (in thousands):

	Net Carrying Amount As of October 31, 2008	Goodwill Acquired	Adjustments to Goodwill	Net Carrying Amount As of July 31, 2009
Goodwill:
Versant Europe and India	$241	$—	$—	$241
Poet Holdings, Inc.	5,752	—	—	5,752
FastObjects, Inc.	677	—	—	677
JDO Genie (PTY), LTD.	50	—	—	50
db4o	—	1,578	112	1,690
Total	$6,720	$1,578	$112	$8,410

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2008 and determined there was no impairment. There were no events or circumstances from that date through July 31, 2009 indicating that a further assessment was necessary.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of July 31, 2009 and October 31, 2008 are as follows (in thousands):

	As of July 31, 2009			As of October 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc. (Amortized over 7 years)	$1,919	$1,596	$323	$1,919	$1,454	$465
JDO Genie (PTY), LTD. (Amortized over 5 years)	550	550	0	550	477	73
db4o-Developed Technology (Amortized over 5 years)	300	40	260	—	—	—
db4o-Customer Relationships (Amortized over 9 years)	210	16	194	—	—	—
FastObjects, Inc. (Amortized over 6 years)	148	133	15	148	121	27
db4o-Trade Name (Amortized over 5 years)	100	13	87	—	—	—
Total	$3,227	$2,348	$879	$2,617	$2,052	$565

As of July 31, 2009 and October 31, 2008, the net carrying amount of intangible assets was approximately $879,000 and $565,000, respectively. Aggregate amortization expense for intangible assets was $96,000 and $296,000, respectively, for the three and nine months ended July 31, 2009 and $79,000 and $237,000, respectively, for the three and nine months ended July 31, 2008.

The projected amortization of the Company’s existing intangible assets as of July 31, 2009 is as follows (in thousands):

Amortization
Three months ending October 31, 2009	$77
Fiscal year ending October 31,
2010	304
2011	190
2012	103
2013	103
Thereafter	102
Total	$879

We test and evaluate our intangible assets for impairment whenever indicators of potential impairment are identified.

NOTE 3.  STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended July 31, 2009 totaled $263,000 and $733,000 respectively; the amount of stock-based compensation expense related to the Company’s equity incentive plan (“Equity Incentive Plan”) and directors stock option plan (“Director Plan”) was $249,000 and $713,000, respectively; and related to the Company’s employee stock purchase plan (“ESPP”) was $14,000 and $20,000, respectively. Stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended July 31, 2008 totaled $227,000 and $627,000, respectively; the amount of stock-based compensation expense related to the Company’s stock option plans was $186,000 and $541,000, respectively; and related to the Company’s ESPP was $41,000 and $86,000, respectively.

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

Since announcement of the stock repurchase program through July 31, 2009, Versant acquired 206,377 common shares on the open market for approximately $3.0 million at an average purchase price of $14.43 per share, leaving approximately $2.0 million in authorized funds available for future repurchases of stock under this program at July 31, 2009. Shares repurchased under this program are restored to the status of authorized but unissued shares and thus may be reissued by Versant in the future.

The stock repurchase activity under the stock repurchase program during the three months ended July 31, 2009 is summarized as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value that
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares Purchased	Paid Per Share(1)	Publicly Announced Program	Under the Program
Period:
As of January 31, 2009	76,692	$14.39	76,692	$3,896,026
As of April 30, 2009	81,698	$14.29	81,698	$2,728,965
May 1, 2009 - May 31, 2009	38,349	$14.71	38,349	$2,164,701
June 1, 2009 - June 30, 2009	8,114	$14.84	8,114	$2,044,282
July 1, 2009 - July 31, 2009	1,524	$15.28	1,524	$2,020,994
Total	206,377	$14.43	206,377

(1) Average price paid per share is calculated on a settlement basis and excludes commission.

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of July 31, 2009 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$12,987	$—	$—
Time deposits	12,452	—	—
Total	$25,439	$—	$—

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

A reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Net income from continuing operations	$891	$2,658	$3,229	$7,158
Net income from discontinued operations, net of income taxes	—	—	—	98
Net income	$891	$2,658	$3,229	$7,256

Calculation of basic net income per share:
Weighted Average - common shares outstanding	3,574	3,729	3,648	3,704

Net income from continuing operations	$0.25	$0.71	$0.89	$1.93
Net income from discontinued operations, net of income taxes	$—	$—	$—	$0.03
Net income per share, basic	$0.25	$0.71	$0.89	$1.96

Calculation of diluted net income per share:
Weighted Average - common shares outstanding	3,574	3,729	3,648	3,704
Dilutive effect of employee and director stock options	35	77	35	77
Weighted Average - common shares outstanding and potentially dilutive common shares	3,609	3,806	3,683	3,781

Net income from continuing operations	$0.25	$0.70	$0.88	$1.89
Net income from discontinued operations, net of income taxes	$—	$—	$—	$0.03
Net income per share, diluted	$0.25	$0.70	$0.88	$1.92

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Versant’s stock during the period. For the three months ended July 31, 2009 and 2008, 188,000 and 20,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share. For the nine months ended July 31, 2009 and 2008, 586,000 and 51,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

NOTE 7.    OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Comprehensive income for the three and nine month periods ended July 31, 2009 and July 31, 2008, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Net income, as reported	$891	$2,658	$3,229	$7,256
Foreign currency translation adjustment	137	(79)	69	794
Comprehensive income	$1,028	$2,579	$3,298	$8,050

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

The following table reflects revenues for the three and nine month periods ended July 31, 2009 and July 31, 2008 by each geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Revenues by Region:
North America	$1,560	$1,470	$5,219	$6,250
Europe	2,821	4,341	8,351	10,379
Asia	52	489	441	2,676
	$4,433	$6,300	$14,011	$19,305

The following table reflects long-lived assets as of July 31, 2009 and October 31, 2008 in each geographic region (in thousands):

	July 31,	October 31,
	2009	2008
Total long-lived assets by region:

North America	$142	$229
Europe	308	383
Asia	145	230
	$595	$842

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

The sale of Versant’s WebSphere consulting practice assets was consummated pursuant to an Asset Purchase Agreement dated February 1, 2006 (the “Sale Agreement”) between Versant and Sima, pursuant to which Versant was entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Sale Agreement which expired on January 31, 2008. Based on Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Impairments of Long-Lived Assets and Discontinued Operations, the WebSphere transaction met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006 when the disposition occurred. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for the three months ended January 31, 2008 as net income from discontinued operations, net of income taxes. Reported revenues following January 31, 2008 no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. For the nine months ended July 31, 2008, Versant recorded $98,000 in royalties from Sima pursuant to the Sale Agreement as net income from discontinued operations. As no further payments were due from Sima after January 31, 2008 there is no net income from discontinued operations in the three and nine months ended July 31, 2009.

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

NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009, and thus will first become effective for the Company for the quarter ending October 31, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We do not anticipate the adoption of SFAS 165 will materially impact the Company.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and thus became effective for the Company for the quarter ended July 31, 2009. The Company has evaluated subsequent events through the date of this filing.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3 (“FSP SFAS No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP SFAS No. 142-3 is effective for Versant beginning November 1, 2009. The Company will adopt this FSP as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for Versant beginning November 1, 2009. The Company will adopt SFAS 161 as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position SFAS No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. In addition, in October 2008 the FASB issued FASB Staff Position SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. As described in Note 5, we have adopted Statement 157 and the related FASB staff positions except for those items specifically deferred under FSP SFAS No.  157-2. We are currently evaluating the impact of the full adoption of Statement 157 on our consolidated financial statements.

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

NOTE 12.  LEASE COMMITMENTS

On July 17, 2009, the Company entered into an Office Building Lease with DIC DP Hamburg Halenreie Gmbh, pursuant to which the Company will lease approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease has a term of sixty months, which is currently expected to commence in December 2009. The total rent payable over the full sixty month lease term will be approximately $862,000.

On September 3, 2009, the Company and CA-Shorebreeze Limited Partnership entered into the First Amendment (the “Amendment”) of an Office Building Lease executed between the parties on March 23, 2007.  The Amendment extends the term of the Company’s lease of approximately 6,800 square feet in an office facility located in Redwood City, California, to May 31, 2013.  The total rent payable over the thirty-six month extended lease term will be approximately $553,000.

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business, the Company’s industry and the market for the Company’s goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not assurances of our future performance or financial condition and are subject to and involve significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2008 (File No. 000-28540). Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

Background and Overview

We design, develop, market and support high performance, object-oriented database management systems and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions.  Our products and services collectively comprise our single operating segment, which we call “Data Management.”

Our end-user customers typically use our products to manage data for business systems and to enable these systems to access and integrate data necessary for the customers’ data management applications. Our data management products and services offer customers the ability to manage real-time, XML and other types of hierarchical and navigational data. We believe that by using our data management solutions, customers cut their hardware costs, accelerate and simplify their development efforts, significantly reduce administration costs and deliver products and services with a significant competitive edge.

Our Data Management business is currently comprised of the following key products:

•

Versant Object Database or “VOD”, previously known as VDS, a seventh generation object-oriented database management system that is used in high-performance, large-scale, real-time applications. We also offer several optional ancillary products for use with Versant Object Database to extend Versant Object Database’s capabilities, provide compatibility and additional protection of stored data.

•	FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems.

•	db4o, an open source object-oriented database software solution targeted towards the embedded device market.

Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. With the incorporation of the FastObjects solution into our product line following our March 2004 merger with Poet Holdings, Inc., we expanded the scope of our solutions to also address the data management needs of smaller business systems. By our recent acquisition of db4o in December 2008, we further expanded the scope of our solutions to include the embedded device market.

Our customers’ data management needs can involve many business functions, ranging from management of the use and sharing of a company’s internal enterprise data to the processing of externally originated information such as customer enrollment, billing and payment transaction data. Our solutions have also been used to solve complex data management issues such as fraud detection, risk analysis and yield management and can be adapted for use with many different applications.

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

Continued Adverse Global Economic Conditions Are Negatively Impacting Our Business

The national and global economies and financial markets have continued to experience a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about failures or the instability of major financial institutions and other businesses, inflation and deflation, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. As a result of these conditions, the United States and global economies are in a significant recession, which is expected to continue. The severity or length of time these economic and financial market conditions may persist is unknown.

Our business has been negatively affected by the ongoing worldwide economic conditions. It is unclear when the macroeconomic environment may improve. During the third quarter of 2009, our selling environment remained very challenging, causing customers to delay or reduce technology purchases or to make smaller investments in our solutions. We are seeing increasing pressures on our customers’ budgets, and while facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products. The difficult and uncertain economic conditions caused some of our customers to face financial challenges during the first three quarters of fiscal 2009 and they may continue to face such challenges during the remainder of fiscal 2009.  The current economic downturn in our customers’ industries has contributed to the recent substantial reduction in our revenue, particularly our license revenue, and could continue to harm our business, operating results and financial condition.  This situation will likely cause us to cautiously monitor and reduce our spending in the remainder of fiscal 2009 and thereafter if these economic conditions persist.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and the amount of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and industry trends, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future variables and uncertainties that involve substantial risk. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

During the three and nine months ended July 31, 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2008, filed with the SEC on January 14, 2009 (File No. 000-28540) for a more complete discussion and analysis of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of income to total revenues:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Revenues:
License	46%	63%	52%	64%
Maintenance	53	36	47	35
Professional services	1	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	2	1	1	1
Amortization of intangible assets	2	1	2	1
Maintenance	8	6	8	6
Professional services	1	—	1	1
Total cost of revenues	13	8	12	9

Gross profit	87	92	88	91

Operating expenses:
Sales and marketing	24	14	22	14
Research and development	23	16	21	16
General and administrative	18	19	20	22
Total operating expenses	65	49	63	52

Income from operations	22	43	25	39
Interest and other income (expenses), net	(1)	4	1	3
Income from continuing operations before taxes	21	47	26	42
Provision for income taxes	1	5	3	5
Net income from continuing operations	20	42	23	37
Net income from discontinued operations, net of income taxes	—	—	—	1
Net income	20%	42%	23%	38%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and nine months ended July 31, 2009 and July 31, 2008 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Revenues:
License revenues	$2,025	$3,943	$(1,918)	(49)%	$7,198	$12,330	$(5,132)	(42)%
Maintenance revenues	2,345	2,305	40	2	6,617	6,764	(147)	(2)
Professional services revenues	63	52	11	21	196	211	(15)	(7)
Total	$4,433	$6,300	$(1,867)	(30)%	$14,011	$19,305	$(5,294)	(27)%

Total Revenues. Total revenues are comprised of license fees, and revenues from maintenance, consulting, training and other support services. Fluctuations in total revenues are generally attributable to changes in product and customer mix, competition and general trends in information technology spending and general economic conditions, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues periodically as old contracts end and new products are released. In 2009, license revenues have been negatively impacted by the weakened global economy.

Our revenues as shown in the above table and in the accompanying statement of income for the nine months ended July 31, 2008 included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements for the nine months ended July 31, 2008 report former WebSphere activities as “net income from discontinued operations, net of income taxes.” Our results for the three and nine months ended July 31, 2009 do not include any amounts from discontinued operations since our rights to receive revenues from our disposed WebSphere consulting practice terminated in January, 2008.  See NOTE 9 of our “NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) “ in Item 1 of this Quarterly Report on Form 10-Q.

Our total revenues decreased by $1.9 million (or 30%) for the three months ended July 31, 2009 compared to the corresponding period in fiscal 2008. This decrease resulted primarily from an approximate $1.9 million (or 49%) decrease in license revenues for the three months ended July 31, 2009 from the corresponding period in fiscal 2008, and includes an approximate $376,000 decrease in revenues (or 20% of the decrease in total revenues) resulting from unfavorable foreign currency exchange rate fluctuations. Maintenance and professional services revenues remained relatively stable, increasing $40,000 (or 2%) and $11,000 (or 21%), respectively, for the three months ended July 31, 2009 over the corresponding period in fiscal 2008.

Our total revenues decreased by $5.3 million (or 27%) for the nine months ended July 31, 2009 compared to the corresponding period in fiscal 2008. This decrease resulted primarily from an approximate $5.1 million (or 42%) decrease in license revenues for the nine months ended July 31, 2009 from the corresponding period in fiscal 2008, and includes an approximate $1.2  million (or 23% of the decrease in total revenues) from unfavorable foreign currency exchange rate fluctuations.  Maintenance and professional services revenues remained relatively stable decreasing $147,000 (or 2%) and $15,000 (or 7%), respectively, for the nine months ended July 31, 2009 over the corresponding period in fiscal 2008.

No customer accounted for more than 10% of our total revenues for the three and nine months ended July 31, 2009 as we continued to experience fewer larger license transactions in these periods. By contrast, in the corresponding periods in fiscal 2008, significant customers who contributed 10% or more of our total revenues included two telecommunications customers who together contributed approximately 33% of total revenues in the third quarter of fiscal 2008, and one such telecommunications customer who also accounted for approximately 12% of our total revenues for the nine months ended July 31, 2008.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current recessionary economic environment. In terms of license revenues, we are still experiencing lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the deterioration in general economic conditions has further lengthened our sales cycle and created increased pricing pressure.  License revenues are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods.

License. License revenues represent license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $2.0 million for the three months ended July 31, 2009, a decrease of $1.9 million (or 49%) from $3.9 million reported for the comparable period in fiscal 2008. The decrease in license revenues for the three months ended July 31, 2009 compared to the same three month period in 2008 resulted primarily from fewer license transactions and the relative absence of larger license transactions and includes an approximate $192,000 decrease in revenues (or 10% of the decrease in total revenues) resulting from unfavorable foreign currency exchange rate fluctuations. By way of illustration, during the three months ended July 31, 2008 we derived approximately $1.9 million in revenues from two significant license agreements with telecommunications customers but had no such comparable license transactions in the three months ended July 31, 2009.

License revenues were $7.2 million for the nine months ended July 31, 2009, a decrease of $5.1 million (or 42%) from $12.3 million reported for the comparable period in fiscal 2008. The decrease in license revenues for the nine months ended July 31, 2009 compared to the same nine month period in 2008 primarily resulted from fewer license transactions and fewer larger license transactions and includes an approximate $677,000 decrease in revenue (or 13% of the decrease in total revenues) due to unfavorable foreign currency exchange rate fluctuations.  During the nine months ended July 31, 2009 we derived approximately $5.3 million of revenues from several significant license transactions with four telecommunications customers, whereas we did not have comparable license transactions of this scale in the nine months ended July 31, 2009.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $2.3 million for the three months ended July 31, 2009, remaining stable from $2.3 million reported for the comparable period in fiscal 2008. Maintenance revenues for the quarter ended July 31, 2009 included an increase of $219,000 of back maintenance for one European telecommunications customer that was offset by a decrease of approximately $177,000 resulting from unfavorable foreign currency exchange rate fluctuations during the quarter compared to the corresponding period in fiscal 2008.

Maintenance revenues were $6.6 million for the nine months ended July 31, 2009, a decrease of $147,000 (or 2%) from $6.8 million reported for the comparable period in fiscal 2008.  The decrease was primarily due to approximately $544,000 of unfavorable foreign currency exchange rate fluctuations as well as approximately $200,000 of back maintenance for one European customer recognized in the second quarter of fiscal 2008, and was partially offset by approximately $559,000 of back maintenance revenue from two European customers that was recognized in the first and third quarters of fiscal 2009.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $63,000 for the three months ended July 31, 2009, an increase of $11,000 (or 21%) from $52,000 reported for the comparable period in fiscal 2008. Professional services revenues were $196,000 for the nine months ended July 31, 2009, a decrease of $15,000 (or 7%) from $211,000 reported for the comparable period in fiscal 2008.

International Revenues. The following table summarizes our revenues by geographic area for the three and nine months ended July 31, 2009 and July 31, 2008 (in thousands, except percentages):

	Three Months Ended July 31,						Nine Months Ended July 31,
		Percentage		Percentage	Change			Percentage		Percentage	Change
	2009	of revenues	2008	of revenues	Amount	Percentage	2009	of revenues	2008	of revenues	Amount	Percentage
	(unaudited)							(unaudited)

Revenues by Region:
North America	$1,560	35%	$1,470	23%	$90	6%	$5,219	37%	$6,250	32%	$(1,031)	(16)%
Europe	2,821	64	4,341	69	(1,520)	(35)	8,351	60	10,379	54	(2,028)	(20)
Asia	52	1	489	8	(437)	(89)	441	3	2,676	14	(2,235)	(84)
	$4,433	100%	$6,300	100%	$(1,867)	(30)%	$14,011	100%	$19,305	100%	$(5,294)	(27)%

International revenues (revenues from the European and Asian regions) represented approximately 65% of our total revenues for the three months ended July 31, 2009, as compared to 77% for the comparable period in fiscal 2008.

International revenues represented approximately 63% of our total revenues for the nine months ended July 31, 2009, as compared to 68% for the comparable period in fiscal 2008.

For the three months ended July 31, 2009, the decrease in international revenues included approximately $376,000 of unfavorable foreign currency exchange rate fluctuations as well as an absence of larger international license transactions compared with the three months ended July 31, 2008, during which two significant license transactions with two European telecommunications customers totaling approximately $1.9 million were recognized.

For the nine months ended July 31, 2009, the decrease in international revenues resulted from fewer license transactions; a situation we believe is primarily attributable to the weakness in the overall world economy.  We experienced a decrease in revenues of approximately $2.2 million (or 84%) from the Asia Pacific region, due primarily to the absence of significant license transactions in that period, unlike the nine months ended July 31, 2008, when we had recognized $1.9 million in revenue from two Asian telecommunications customers. In the nine months ended July 31, 2009 we also experienced a decrease in revenues of approximately $2.0 million (or 20%) from our European operations, which includes an approximate $1.2 million decrease resulting from unfavorable foreign currency exchange rate fluctuations.  The decrease in revenues from Europe was primarily due to license transactions with one European telecommunications customer that totaled $2.0 million recognized in fiscal 2008 but which was not repeated in 2009. We also experienced a decrease of $1.0 million (or 16%) in revenues from North America primarily due to our recognition in the nine months ended July 31, 2008 of $1.2 million in royalty revenues from one telecommunications customer which was not repeated in the comparable period in 2009.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

A variety of factors may impact Versant’s future revenues, including the potential strengthening of the U.S. dollar (which would have the effect of reducing portions of our revenue that resulted from favorable currency exchange fluctuations) and the generally more difficult economic environment currently being experienced in the U.S. and Europe, which may impact demand for our products and services.

Cost of Revenues

The following table summarizes total cost of revenues for the three and nine months ended July 31, 2009 and July 31, 2008 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Cost of revenues:
Cost of license	$84	$75	$9	12%	$206	$233	$(27)	(12)%
Amortization of intangible assets	96	79	17	22	296	237	59	25
Cost of maintenance	364	354	10	3	1,080	1,103	(23)	(2)
Cost of professional services	29	18	11	61	100	74	26	35
Total	$573	$526	$47	9%	$1,682	$1,647	$35	2%

Total Cost of Revenues.  Total cost of revenues was $573,000 and $1.7 million for the three and nine months ended July 31, 2009, respectively, remaining at a relatively consistent level in absolute dollars compared to $526,000 and $1.6 million for the comparable periods in fiscal 2008.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, product media and packaging costs.

Cost of license revenues was $84,000 (or 4% of license revenues) and $206,000 (or 3% of license revenues) for the three and nine months ended July 31, 2009, remaining at a relatively consistent level in absolute dollars compared to $75,000 (or 2% of license revenues) and $233,000 (or 2% of license revenues) reported for the comparable periods in fiscal 2008.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of intangible assets from our fiscal 2009 acquisition of db4o and fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology.

Amortization of intangible assets was $96,000 and $296,000, respectively, for the three and nine months ended July 31, 2009, increases of $17,000 (or 22%) and $59,000 (or 25%), respectively, from $79,000 and $237,000, respectively, reported for the comparable periods in 2008. The increases were primarily due to the amortization of intangible assets recorded from our acquisition of the db4o business during the three and nine months ended July 31, 2009, which were not reflected in our results of operations in fiscal 2008. We expect to incur amortization charges of approximately $77,000 for the fourth quarter of fiscal 2009.

Maintenance. Cost of maintenance revenues consists primarily of cost of customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $364,000 (or 16% of maintenance revenues) and $1.1 million (or 16% of maintenance revenues) for the three and nine months ended July 31, 2009, respectively, remaining consistent in both absolute dollars and as a percentage of maintenance revenues, compared to $354,000 (or 15% of maintenance revenues) and $1.1 million (or 16% of maintenance revenues) reported for the comparable periods in fiscal 2008.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues increased slightly to $29,000 (or 46% of professional services revenues) for the three months ended July 31, 2009 compared to $18,000 (or 35% of professional services revenues) reported for the comparable period in fiscal 2008.  Cost of professional services revenues was $100,000 (or 51% of professional services revenues) for the nine months ended July 31, 2009 compared to $74,000 (or 35% of professional services revenues) reported for the comparable period in fiscal 2008.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended July 31, 2009 and July 31, 2008 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Operating expenses:
Sales and marketing	$1,049	$898	$151	17%	$3,046	$2,696	$350	13%
Research and development	1,022	1,003	19	2	2,996	3,159	(163)	(5)
General and administrative	813	1,181	(368)	(31)	2,817	4,244	(1,427)	(34)
Total	$2,884	$3,082	$(198)	(6)%	$8,859	$10,099	$(1,240)	(12)%

Total Operating Expenses. Total operating expenses were $2.9 million (or 65% of revenues) for the three months ended July 31, 2009 and $3.1 million (or 49% of revenues) for the comparable period in 2008. The $198,000 (or 6%) absolute dollar decrease in total operating expenses for the three months ended July 31, 2009 resulted primarily from a decrease of approximately $261,000 in our general and administrative expenses related to SOX 404 compliance and legal fees, and a decrease of approximately $202,000 due to favorable foreign currency exchange rate fluctuations, with these decreases being partially offset by an increase in sales, marketing, research and development costs related to db4o of $220,000 for this three month period.

Total operating expenses were $8.9 million (or 63% of revenues) for the nine months ended July 31, 2009 and $10.1 million (or 52% of revenues) for the comparable period in 2008. The $1.2 million (or 12%) decrease in absolute dollars of our total operating expenses for the nine months ended July 31, 2009 resulted from a $1.1 million decrease in our general and administrative expenses as a result of a litigation settlement expense in fiscal 2008 which was not repeated in fiscal 2009, and a decrease of approximately $725,000 from favorable foreign currency exchange rate fluctuations, with these decreases being partially offset by increased sales, marketing, research and development costs of $691,000 related to db4o.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.0 million (or 24% of revenues) for the three months ended July 31, 2009 and $898,000 (or 14% of revenues) for the comparable period in fiscal 2008. The $151,000 (or 17%) increase in absolute dollars in sales and marketing expenses in the three months ended July 31, 2009 was primarily related to increased expenses in our U.S. operations, including an approximate $174,000 in increased salary and related costs, recruiting and travel costs associated with hiring two new salespeople and a new VP of Sales North America, an approximate $83,000 increase in salary and related costs and consulting fees in connection with db4o and an increase of $57,000 in marketing consulting fees, with these increases being partially offset by a decrease of approximately $49,000 resulting from favorable foreign currency exchange fluctuations. These increases were offset by reduced expenses in our European operations for the three months ended July 31, 2009, which did not include approximately $123,000 in salary and related expenses from the corresponding period in fiscal 2008 relating to the departure of the Executive Vice President of Field Operations and two other sales and marketing personnel.

Sales and marketing expenses were $3.0 million (or 22% of revenues) for the nine months ended July 31, 2009 and $2.7 million (or 14% of revenues) for the comparable period in fiscal 2008. The $350,000 (or 13%) increase in absolute dollars in our sales and marketing expenses for the nine months ended July 31, 2009 was due to the expansion of our U.S. sales operations, including an approximate $237,000 increase in salary, recruiting, higher facility costs attributable to additional personnel, travel and related costs associated with hiring two new salespeople and a new VP of Sales North America, an increase of $125,000 in marketing consulting fees, and increased costs in connection with db4o including an approximate $147,000 increase in salary and related costs for one employee and consulting fees for two consultants as well as increased advertising costs of $62,000, with these increases being partially offset by a decrease of approximately $208,000 due to favorable foreign currency exchange fluctuations. These increases for the nine months ending July 31, 2009 were partially offset by reduced expenses in our European operations of approximately $277,000 in salary and related expenses attributable to the departure of the Executive Vice President of Field Operations and two other sales and marketing personnel, and reduced trade show and collateral expenses of $68,000, partially offset by an approximate $275,000 non recurring separation payment made to the former Executive Vice President of Field Operations in the first quarter of fiscal 2009. As db4o was acquired on December 1, 2008, only eight months of sales and marketing expenditures associated with db4o as described above is reflected in the Company’s statement of income for the nine months ended July 31, 2009 and no db4o-associated expenses are reflected in the nine months ended July 31, 2008.

For the fourth quarter of fiscal 2009, we expect our quarterly sales and marketing expenses to generally remain at current levels and to continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, facility expenses and costs to engage software development contractors.

Research and development expenses were very slightly above $1.0 million (or 23% of revenues) for the three months ended July 31, 2009 and $1.0 million (or 16% of revenues) for the comparable period in fiscal 2008  The $19,000 (or 2%) increase in absolute dollars for the three months ended July 31, 2009 included an increase of $137,000 in consulting fees in connection with three contractors and salary and related costs for two personnel additions related to db4o, offset by an approximate decrease of $122,000 due to favorable foreign currency exchange fluctuations.

Research and development expenses were $3.0 million (or 21% of revenues) for the nine months ended July 31, 2009 and $3.2 million (or 16% of revenues) for the comparable period in fiscal 2008. The $163,000 (or 5%) decrease in absolute dollars in these expenses for the nine months ended July 31, 2009 was mainly due to favorable foreign currency exchange fluctuations of approximately $426,000, a decrease of approximately $176,000 resulting from the use of fewer third party contractors for certain research and development projects in our European operations, and a decrease of $33,000 due to reduced personnel in our Indian operations. These decreases were partially offset by an increase of $482,000 in consulting fees in connection with three contractors and salary and related costs for two personnel related to db4o. As db4o was acquired on December 1, 2008, only eight months of research and development expenditures associated with db4o are reflected in the Company’s statement of income for the nine months ended July 31, 2009.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at current levels for the remainder of fiscal 2009.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $813,000 (or 18% of revenues) for the three months ended July 31, 2009 and $1.2 million (or 19% of revenues) for the comparable period in fiscal 2008. The $368,000 (or 31%) decrease in absolute dollars in these expenses for the three months ended July 31, 2009 was due to an approximate $135,000 decrease in audit fees, consulting services and salary related expenses, due to the fact that Versant has not been subject to Sarbanes Oxley Section 404 during fiscal year 2009, a decrease of $126,000 in legal fees associated with a litigation settlement occurring in fiscal 2008, a decrease of $52,000 in employee bonuses due to reduced revenue and net income levels, and a decrease of $31,000 due to favorable foreign currency exchange rate fluctuations.

General and administrative expenses were $2.8 million (or 20% of revenues) for the nine months ended July 31, 2009 and $4.2 million (or 22% of revenues) for the comparable period in fiscal 2008. The $1.4 million (or 34%) decrease in absolute dollars for the nine months ended July 31, 2009 was primarily due to a decrease of $1.1 million in expenses related to the settlement of litigation occurring in fiscal 2008 and not duplicated in fiscal 2009, a decrease of $175,000 in employee bonuses due to reduced revenue and net income levels, an approximate $123,000 decrease in SOX 404 related audit fees, consulting services and salary related expenses, and a decrease of $91,000 due to favorable foreign currency exchange rate fluctuations. These decreases were partially offset by an approximate $107,000 increase in stock–based compensation expense as a result of the higher average market value of stock option grants.

We expect our quarterly general and administrative expenses to generally remain at current levels for the remainder of fiscal 2009.

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income (expenses), net, was ($24,000) (or 1% of total revenues) and $232,000 (or 1% of total revenues) for the three and nine months ended July 31, 2009, respectively, and was $261,000 (or 4% of total revenues) and $591,000 (or 3% of total revenues), respectively, for the comparable periods in 2008. The decreases in absolute dollars of $285,000 (or 109%) and $359,000 (or 61%) for the three and nine months ended July 31, 2009 were largely due to decreases in interest income of $178,000 and $369,000, respectively, as a result of the lower general level of interest rates.  During the three months ended July 31, 2009 we also experienced $51,000 in foreign exchange rate losses as a result of settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and nine months ended July 31, 2009 and July 31, 2008 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	July 31,	July 31,	Change		July 31,	July 31,	Change
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
	(unaudited)				(unaudited)
Provision for income taxes:
Foreign withholding taxes	$4	$17	$(13)	(76)%	$51	$258	$(207)	(80)%
Provision for income taxes - Europe	47	272	(225)	(83)	352	726	(374)	(52)
Provision for income taxes - India	—	1	(1)	(100)	1	2	(1)	(50)
Federal, state and franchise taxes	10	5	5	100	69	6	63	1,050
Total	$61	$295	$(234)	(79)%	$473	$992	$(519)	(52)%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. Consequently, we accrued income taxes for our European operations of approximately $47,000 and $272,000, for the three months ended July 31, 2009 and 2008, respectively, and approximately $352,000 and $726,000 for the nine months ended July 31, 2009 and 2008, respectively. The Company’s tax provisions were based upon our projected fiscal 2009 and fiscal 2008 effective tax rates.

We incurred foreign withholding taxes of approximately $4,000 and $17,000, respectively, for the three months ended July 31, 2009 and 2008, and approximately $51,000 and $258,000, respectively, for the nine months ended July 31, 2009 and 2008, which we have included in our income tax provision. The decrease of approximately $207,000 in foreign withholding taxes for the nine months ended July 31, 2009 over the comparable period in fiscal 2008 was mainly attributable to withholding taxes related to one significant license agreement with an Asia Pacific customer during the first quarter of fiscal 2008.

We record a valuation allowance to reduce our tax assets to an amount for which realization is deemed more likely than not. We have recorded a valuation allowance for all of our deferred tax assets as of July 31, 2009, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that the existing net deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the nine months ended July 31, 2009. As of July 31, 2009, we had cash and cash equivalents of approximately $26.8 million, a decrease of $479,000 from the $27.2 million of cash and cash equivalents we held at October 31, 2008. The $479,000 decrease was primarily a result of cash expenditures of $2.4 million for our acquisition of the db4o assets and $3.0 million to repurchase shares of our common stock under the stock repurchase program we announced in December 2008, and these expenditures were partially offset by cash generated from operations of $4.7 million for the nine months ended July 31, 2009.

As of July 31, 2009, $13.5 million of our $26.8 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $3.8 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of July 31, 2009			As of October 31, 2008
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€2,456	$3,453		€1,366	$1,783
British Pound		£22	37		£28	47
Indian Rupee	Rs	17,182	353	Rs	12,605	241
Total			$3,843			$2,071

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal 2009 was comprised of approximately $1.2 million of unfavorable foreign currency fluctuations on our revenues, $96,000 of favorable foreign currency fluctuations on our cost of revenues, and $725,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $420,000 on our total operating income for the nine months ended July 31, 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

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

Additionally, we held approximately 86% of our total cash balance at July 31, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company’s working capital. Since announcement of the stock repurchase program, Versant has acquired 206,377 common shares on the open market for approximately $3.0 million at an average purchase price of $14.43 per share, leaving approximately $2.0 million in authorized funds available for future repurchases of stock under this program at July 31, 2009.

In December 2008, we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.6 million in cash (including $300,000 of contingent payments and $183,000 of direct transaction costs).

Taking into consideration the contingent cash outflows related to both the db4o acquisition of assets and potential common stock repurchases, we believe that with our current cost structure and based on our current estimates of revenues and collections in fiscal 2009, we can reasonably expect to operate at a slight positive cash flow level in the remainder of fiscal 2009.

Cash Flows from Operating Activities

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facility costs.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact cash flows in our operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 55 days and 53 days for the three months ended July 31, 2009 and July 31, 2008, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

For the nine months ended July 31, 2009, $275,000 of cash was used in operating activities related to a non recurring separation payment to a former sales executive.

Our working capital was $24.9 million as of July 31, 2009 compared to $25.4 million as of October 31, 2008.

Cash Flows from Investing Activities

The change in cash flows from investing activities primarily relates to our acquisition of db4o for $2.4 million in December 2008.

Cash Flows from Financing Activities

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

For the nine months ended July 31, 2009, $2.7 million of cash was used by financing activities, consisting of $3.0 million of cash used to repurchase our common stock and principal payments of $4,000 under capital lease obligations, offset by cash inflows of $251,000 from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. At the annual meeting of shareholders on April 24, 2009, the shareholders approved amendments to the 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan and the 2005 Directors’ Stock option plan to increase the number of shares of common stock reserved for issuance under the plans by 200,000 shares, 50,000 shares and 20,000 shares, respectively. Further, as of July 31, 2009, we had approximately 324,857 shares available to issue under our current Equity Incentive Plan and our Director Stock Option Plan. The timing of the issuance, the duration of their vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of July 31, 2009 consist of obligations under operating leases for facilities and equipment. As reported in Note 12, Lease Commitments of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report, in September 2009, the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters.  The resulting change to future minimum lease payments is reflected in our minimum commitments table below.

Our minimum commitments under non-cancelable operating leases not recorded on our Condensed Consolidated Balance Sheet are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total

Three months ending October 31, 2009	$132	$3	$135
Fiscal year ending October 31,
2010	357	6	363
2011	369	—	369
2012	377	—	377
2013	296	—	296
Thereafter	192	—	192
Total	$1,723	$9	$1,732

After taking into account potential contingent payments related to our acquisition of the db4o assets and potential common stock repurchases under our current stock repurchase program, we believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, difficulties or delays in collection of revenues or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment that is significant, it will be necessary for us to seek additional debt or equity financing.

In December 2008, we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.6 million, including $300,000 of contingent payments which may become payable in the 18 month period beginning December 1, 2008. The Company made the first contingent deferred payment of $100,000 to Servo on May 29, 2009.

On December 1, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to potentially repurchase up to $5.0 million worth of our outstanding common shares from time to time on the open market, in block trades or otherwise. Any repurchases made under the program are expected to be funded from the company’s working capital. However, nothing obligates us to repurchase shares pursuant to this stock repurchase program, and the program may be terminated at any time. Since announcement of the stock repurchase program, Versant has acquired 206,377 common shares on the open market for approximately $3.0 million at an average purchase price of $14.43 per share, leaving approximately $2.0 million in authorized funds available for future repurchases of stock under this program at July 31, 2009.

A $3.0 million credit facility we had with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2009.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 11, Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report.

Risk Factors

Global economic conditions and financial markets have remained substantially negative, and national and global economies and financial markets continue to experience a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about failures or the instability of major financial institutions and other businesses, inflation and deflation, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries has slowed and may slow further in 2009. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging economic times and in tight credit markets, many customers may delay or reduce technology purchases. This has resulted, and could continue to result in, reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Continued softness in corporate information technology spending would have a direct impact on our business and any of these events would likely harm our business, including decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal 2009 was comprised of approximately $1.2 million of unfavorable foreign currency fluctuations on our revenues, $96,000 of favorable foreign currency fluctuations on our cost of revenues, and $725,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $420,000 on total operating income for the nine months ended July 31, 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2009.

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

Additionally, we held approximately 86% of our total cash balance at July 31, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

We do not own any derivative financial instruments as of July 31, 2009.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 1, 2008, Versant’s Board of Directors approved a stock repurchase program. Under this program, Versant is authorized to potentially repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. Whether and when any such repurchases are made depends on market conditions, share price and other factors. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2009, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended or discontinued, or may be extended, at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company’s working capital.   Since announcement of the stock repurchase program, Versant has acquired 206,377 common shares on the open market for approximately $3.0 million at an average purchase price of $14.43 per share, leaving approximately $2.0 million in authorized funds available for future repurchases of stock under this program at July 31, 2009.

The stock repurchase activity under the stock repurchase program during the three months ended July 31, 2009 is summarized as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value that
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares Purchased	Paid Per Share(1)	Publicly Announced Program	Under the Program
Period:
As of January 31, 2009	76,692	$14.39	76,692	$3,896,026
As of April 30, 2009	81,698	$14.29	81,698	$2,728,965
May 1, 2009 - May 31, 2009	38,349	$14.71	38,349	$2,164,701
June 1, 2009 - June 30, 2009	8,114	$14.84	8,114	$2,044,282
July 1, 2009 - July 31, 2009	1,524	$15.28	1,524	$2,020,994
Total	206,377	$14.43	206,377

(1) Average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 5. OTHER INFORMATION

(a)          Lease Commitments

On July 17, 2009, the Company entered into an Office Building Lease with DIC DP Hamburg Halenreie Gmbh, pursuant to which the Company will lease approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease has a term of sixty months, which is currently expected to commence in December 2009. The total rent payable over the full sixty month lease term will be approximately $862,000.

On September 3, 2009, the Company and CA-Shorebreeze Limited Partnership entered into the First Amendment (the “Amendment”) of an Office Building Lease executed between the parties on March 23, 2007.  The Amendment extends the term of the Company’s lease of approximately 6,800 square feet in an office facility located in Redwood City, California, to May 31, 2013.  The total rent payable over the thirty-six month extended lease term will be approximately $553,000.

(b)          Joint Employment Agreement and Managing Director Service Contract with CEO

On September 9, 2009, Versant Corporation (“Versant” or the “Company”) and its subsidiary Versant GmbH (“Versant Germany”) entered into a Joint Employment Agreement and Managing Director Service Contract (the “Agreement”) with Jochen Witte, Versant’s Chief Executive Officer and President, which sets forth the terms on which Mr. Witte is employed as Versant’s Chief Executive Officer and President and as Managing Director of Versant Germany.  The Agreement replaces Mr. Witte’s prior employment agreement of November 2006.  In summary, the principal terms of the Agreement provide that:  (a) as Managing Director of Versant Germany, Mr. Witte will be paid a base salary by Versant Germany at a rate of 216,000 Euros per year; (b) if he is terminated as Managing Director of Versant Germany without cause (as defined in the Agreement) he will be entitled to receive a cash severance payment, payable in one lump sum, equal to the sum of (i) his then effective annual base salary plus (ii) all bonus payments (if any) paid to him under his Versant contingent incentive bonus program during the four (4) completed Versant fiscal quarters ended immediately prior to such termination without cause; (c) while Mr. Witte serves as Versant’s Chief Executive Officer, for each Versant fiscal year beginning after October 31, 2009, Versant’s board of directors and/or the board’s compensation committee will determine whether Mr. Witte will be granted any additional stock options and will adopt a contingent incentive bonus program for Mr. Witte on terms to be determined by the board and/or the compensation committee, except that Mr. Witte’s target bonus (i.e., the bonus to be paid if goals designated by the board or the compensation committee as “target” goals are achieved) will be at least $240,000; (d) all of Mr. Witte’s then outstanding Versant stock options and any other unvested Versant equity awards will be subject to 12 months of accelerated vesting if his employment is terminated without cause (as defined in the Agreement) and if, within 12 months after consummation of a “change of control” transaction involving Versant, Mr. Witte’s employment is either terminated without cause or terminated in a “termination for good reason” as defined in the agreement (i.e., a termination by Mr. Witte following certain defined adverse events, such as certain reductions in his base salary or responsibilities) then the vesting of all his then outstanding Versant stock options and any other unvested equity awards will accelerate in full.

(c)          Retention Incentive Agreement with Chief Financial Officer

On September 9, 2009, Versant entered into a Retention Incentive Agreement with Jerry Wong, Versant’s Vice President, Finance and Chief Financial Officer.  The Retention Incentive Agreement provides that if, within 12 months after consummation of a “change of control” transaction involving Versant, Mr. Wong’s employment is terminated without cause (as defined in the agreement) or Mr. Wong terminates his employment in a “termination for good reason” (i.e., a termination by Mr. Wong following certain defined adverse events, such as certain reductions in his base salary or responsibilities) then: (i) Mr. Wong would be entitled to receive a lump sum cash payment equal to one-twelfth (1/12) of his annual target compensation (his “annual target compensation” being the sum of his then effective annual base salary rate plus an amount equal to his target annual cash bonus under his variable incentive compensation plan then in effect (or if no such plan is then in effect, the most recent such plan)) multiplied by the number of years (including fractional years) that he has been continuously employed by Versant as of the termination date, provided that this cash payment is not to exceed a maximum of fifty percent (50%) of Mr. Wong’s annual target compensation as of the termination date; and (ii) the vesting of all Mr. Wong’s then outstanding and unvested Versant stock options or other unvested Versant equity awards would accelerate by six (6) months of additional vesting for each year (or fraction thereof) that he has been continuously employed by the Company as of the date of termination, not to exceed as maximum total of thirty-six (36) months of additional vesting.

ITEM 6.  EXHIBITS

(a)                                   Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed with this
Number	Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

10.01	First Amendment dated September 3, 2009 to Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership					X

10.02†	English Summary of Office Building Lease dated July 17, 2009 between Versant Corporation and DIC DP Hamburg Halenreie Gmbh					X

10.03 Θ	Joint Employment Agreement and Managing Director Service Contract with CEO					X

10.04 Θ	Retention Incentive Agreement with Chief Financial Officer					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*     This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

†  This exhibit is an English summary of a foreign language document pursuant to Rule 306 of Regulation S-T.

Θ  Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated: September 9, 2009	/s/ Jerry Wong
Jerry Wong
Vice President, Finance

Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)