Form 10-K
period 2009-10-31
VERSANT CORP
filed 2010-01-29
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2009.
Or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28540

VERSANT CORPORATION
(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-3079392 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter): $48,664,591.

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 27, 2010, was 3,514,974 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2009

i

        Without limitation, Versant Object Database, Versant® , FastObjects, Versant JDO, Versant Open Access, Vedding, Vildcard, Vitness, Vhistle, Vhisper, Vorkout, reVind, Varehouse, db4o, db4objects and other Versant product names referred to herein are trademarks of Versant in the United States and/or other countries. All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company's expected future financial performance, assets, liquidity and trends anticipated for the Company's business. These statements are based on the Company's current expectations, assumptions, estimates and projections about the Company's business, the Company's industry and the market for the Company's goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," "should," "estimates," "predicts," "forecasts," "guidance," "potential," "continue" or the negative of such terms or other similar expressions.

        We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict, particularly in light of the continuing recessionary environment in the United States and global economies. Consequently, our actual future results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A of this report, —"Risk Factors"—which you should read carefully. We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason. Readers are urged to carefully review and consider the various disclosures made by Versant in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of risks and factors that may affect our business.

ii

PART I

Item 1.    Business

Overview of the Company

        We are a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing. We design, develop, market and support object-oriented database management system products that companies use to solve complex data management and data integration problems. We also provide related product support, training, and consulting services to assist users of our products in developing and deploying software applications based on our products. We operate our business within a single operating segment that we refer to as "Data Management".

        Our mission is to be a preferred vendor of core data management solutions to world-class enterprises whose businesses require the successful management of large and complex bodies of data. To achieve this goal our general strategy has been to develop and offer powerful, scalable and highly reliable data management solutions capable of handling a wide array of challenging applications for sophisticated customers in many industries. For example, we market our products to companies in the telecommunications and defense industries, as well as to customers in several vertical markets including technology, financial services, transportation and health care. Our software has been used in strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing, scheduling and other applications. We strive to continually improve our core data management products and related tools to make our solutions both more useful and increasingly dependable. In our research and development efforts we also strive to make our products usable and accessible by customers using different computing or software platforms, in order to expand the markets and industries we serve.

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

        We conduct most of our administrative operations from our U.S headquarters in Redwood City, California and the offices of our German subsidiary, Versant GmbH. Our research and development activities are primarily conducted by our German subsidiary, Versant GmbH, which is headquartered in Hamburg, Germany. In September 2009, a restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany and to close its facility in India.

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

  •
  Application Server—deployment software used to build and deploy Internet applications, including commercial websites, internal company websites and applications requiring a higher degree of scalability than is typically deployed in support of solutions for smaller user populations.

  •
  Cache—performance enhancing software that works with servers to improve their response times and throughput.

  •
  Cores—a multicore chip, i.e., a computer chip that contains more than one central processing unit, allowing for greater increases in computing power in contrast to a chip containing a single central processing unit.

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

  •
  ODBC—Open Database Connectivity, a standard in relational database world for processing SQL to a computer language other than Java.

  •
  Relational Database—data management software that stores data as tables and columns and can be accessed using SQL.

  •
  Replication—a range of technical approaches that enable multiple databases to be approximately synchronized, or to contain the same data.

  •
  SNMP—Simple Network Management Protocol is a network protocol used in network management systems to monitor network attached devices for conditions that warrant administration attention.

  •
  SQL—an industry standard computer software language used to retrieve and manage data, typically used in relational database management systems.

  •
  Two-Phase Commitment—a specialized protocol for performing database transactions across multiple distributed resources.

  •
  XML—a standard format used to exchange data (information) between multiple software systems.

Overview of Our Products and Services

        We provide sophisticated data management solutions designed to address complex data management needs. Our Versant Object Database product is used primarily by larger enterprises which have significant large-scale data management requirements, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries. Since the incorporation of Poet's FastObjects solution into our product line in March 2004, we expanded the scope of our solutions to also address the data management needs of smaller systems. With our acquisition of db4o in December 2008, we added a database solution for the embedded space which we plan to continue to develop and support.

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

  •
  Reliability, Availability and Serviceability.  Our Versant Object Database product offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, as well as system utilities that can operate while the system is running. These features, when coupled together with replication and disk mirroring provided by a Fault Tolerant Server, support continuous operation of our products.

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

Products

Versant Object Database (VOD)

        VOD, an eighth generation object database management system, is Versant's flagship product and is designed to support multi-user, commercial applications in distributed computing environments. VOD enables users to store, manage, and distribute information that often cannot be administered effectively through traditional database technologies, including the following types of information:

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

        Version 8.0 of VOD includes our core object database management system, C++, Java and .NET language interfaces (proprietary JVI and standards-based JDO), and XML for import and export of data into the database. By bundling these components with VOD, we believe we are enhancing the solution that we are offering, thereby making it easier for customers to deploy applications requiring these components.

        As part of the VOD family of solutions, we also offer a range of add-on options that a customer can use in situations requiring advanced capabilities, including the following:

  •
  Versant FTS (Fault Tolerant Server) provides highly reliable operations in mission-critical environments. This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate computers. If one of the databases fails due to operating system failure, hardware breakdown or any other form of interruption, the other database continues operation without application interruption. When the failed database is restored, the two databases automatically resynchronize and resume operations without any interruption in application processing.

  •
  Versant Management Center is an add-on tool for the monitoring of Versant Object Databases, following the standard managing console/remote agent paradigm. The remote agent resides on the Versant server system, while the managing console is a graphical interface running on a Versant client system to display the ongoing activity of the monitored database. The tool also supports industry standard formats for monitoring known as SNMP and can be integrated with other third party SNMP enabled monitoring tools.

  •
  Versant Asynch Replication supports both master-slave and peer-to-peer asynchronous replication between multiple object servers. This can be used to replicate data to a distributed recovery site or to replicate data between multiple local object servers for increased performance and reliability.

  •
  Versant Compact allows the online compaction of production database data volumes for special categories of applications that are performing heavy data deletions. This option allows customers to ensure continuous operations at required performance levels by eliminating performance degradation due to fragmentation, a common problem for databases in this application category.

  •
  Versant SQL provides JDBC/ODBC driver connectivity, allowing the use of standard SQL enabled tooling to access VOD. This is especially useful for customers who use industry standard reporting tools such as Crystal Reports and Microsoft Access.

  •
  Versant HA Backup (High Availability Backup) enables VOD to use the mirroring and backup features of other enterprise storage systems to take an online backup of very large data volumes within seconds, without impacting transaction response times.

FastObjects

        FastObjects is an object database management system designed to provide minimal administration and to work natively with the customer's product. The primary target application for our FastObjects product line is for use as an embedded data management system to be integrated in a customer's products. FastObjects is used in a vast range of applications, including medical devices, vending machines, telecom equipment, and defense systems. The majority of FastObjects installations are now running under the Microsoft Windows Operating System.

db4o

        db4o is an open source object database that enables Java and .NET developers to store and retrieve any application object with only one line of code, eliminating the need to predefine or maintain a separate, rigid data model. The db4o product targets embedded applications and embedded operating system deployments.

Services

        We derived approximately 50% of our revenues from services in fiscal 2009, predominantly from maintenance services. Our services include maintenance and support programs for our data management products, consulting services and the development of customer-specific extensions to our products.

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

Our Customers

        We categorize our customers into two broad groups, End-Users and Value Added Resellers ("VARs"). End-Users are companies who use our products internally and do not redistribute our products outside their corporate organizations. VAR customers, on the other hand, include traditional Value Added Resellers, Systems Integrators, OEMs and other vendors who redistribute Versant products to third party customers, either individually or as part of an integrated product.

        We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses, typically sold on a per seat basis, authorize a customer to develop an application program that uses our software product. Under a deployment license, a customer is permitted to deploy an application that it has developed under a development license from us. End-Users generally purchase deployment licenses based on the number of central processing units (CPUs) accessing the server that will run the application using our database management system. For certain applications, we offer deployment licenses priced on a per user basis. Pricing of Versant Object Database and FastObjects varies according to several factors, including the number of CPUs/Cores per server on which the applications run, and the number of users that are able to access the server at any particular time. Customers may elect to simultaneously purchase development and deployment licenses for their projects, or instead may initially purchase only a development license and purchase a deployment license later when their applications developed on our software are completed. Pricing of db4o also varies according to several factors, including the number of CPUs/Cores per server on which the applications run, and the number of users that are able to access the server at any particular time. However, due to the open source nature of the db4o product, for db4o at this time we only offer use/deployment licenses (and not development licenses).

        VARs and distributors purchase development licenses from us on a per seat basis and on terms similar to those of development licenses that we sell directly to End-Users. VARs are authorized to sublicense directly to the End-User deployment copies of our data management products, which are either bundled or embedded in the VARs' applications. VARs are required to report the distribution of our software to us and are charged a royalty that is based either on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VAR to its end-user customers. These royalties may be prepaid in full or paid upon deployment.

        Frequently a significant portion of our total revenues have been derived from a limited number of large organizations who tend to change from year to year. In fiscal year 2009, no one customer accounted for 10% or more of our total revenues for the fiscal year or in any fiscal quarter as we experienced smaller average license transactions in fiscal 2009. However, previously we have experienced higher customer concentration. For example, in fiscal 2008, one customer accounted for 23% of our total revenues for the first quarter; two customers accounted for 15% and 14%, respectively, of our total revenues for the second quarter of fiscal 2008; and two customers accounted for 22% and 11%, respectively, of our total revenues for the third quarter of fiscal 2008; although no one customer accounted for 10% or more of our total revenues for the fourth quarter of fiscal 2008 or for fiscal 2008. Two customers accounted for 14% and 8%, respectively, of our total revenues for fiscal 2007 and one customer accounted for 21% of our total revenues for the quarter ended October 31, 2007.

Our Vertical Markets

        Versant Object Database and FastObjects are licensed for development or deployment, or both, and db4o is licensed only for deployment, in a wide range of applications. A substantial amount of our sales is for applications in the telecommunications, technology, defense, healthcare and financial services sectors. Many of our customers have licensed multiple copies of our products for use in different applications.

        Our future performance will depend in significant part on there being an increase in the use and sales of the Versant Object Database and FastObjects in telecommunications, technology, defense, healthcare, online gaming and financial market applications and the continued acceptance of our products within these industries.

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

        Marketing.    The primary objective of our marketing efforts is to build increased visibility for Versant and its products and to generate sales leads for our business. Our marketing programs have included our efforts at cultivating media and analyst relations, fostering valuable investor communications, speakers' programs, online marketing, partner-marketing programs, sponsoring database technology scholarship programs at the university level, participation in conferences and tradeshows and in some cases preparation of white papers or other marketing / advertising initiatives targeting a discrete industry or market. Our products are typically marketed through (i) development licenses, which entitle the customer to develop applications that use a Versant software product, and (ii) deployment licenses, which entitle the customer to sell and market product applications developed through use of our software.

        Sales Process.    The cycle for a complete sale of our products to new and large enterprise customers can often exceed six months and may extend to a year or beyond. For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally shorter. During the sales cycle, meetings involving both Versant technical and management staff are conducted frequently at the prospective customer's site and at our headquarters. As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products. Upon completion of the evaluation, a customer that chooses our solution may purchase one or more development licenses, depending upon the number of their programmers who will develop and build the customer's application. Development licenses enable the customer to develop applications that use our software. Additionally, a customer may purchase technical support, training courses and consulting services. Our customers may also purchase deployment licenses from us that enable them to deploy applications developed under a Versant development license. In some cases our customers purchase deployment licenses at the same time they purchase development licenses. In other cases customers may instead defer their purchase of deployment licenses and related maintenance until they complete the application development under their development license (a process that typically takes at least six months and can exceed one year).

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

        International Sales and Marketing.    Our international sales are primarily recorded by our subsidiary in Germany, which sells our products through distributors and value-added resellers, as well as directly to end-users. In fiscal 2009, we partnered with a distributor in China to access potential long-term growth opportunities in that geographic region. For fiscal 2009, our international revenues derived from customers outside North America made up approximately 62% of our total revenues, compared to 63% for fiscal 2008 and 54% for fiscal 2007. Risks particularly associated with our international sales are discussed below in Item 1A under the risk factor captioned "International Operations pose unique risks".

Competition

        Our software products compete with products of companies offering object and relational database management systems. Our competitors, especially Oracle and Progress Software, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings, larger and more established distribution channels and a larger installed base of customers than does Versant. In addition, many of our competitors have well-established relationships with our current and potential customers and may offer broader suites of products with a wide array of complementary applications which may incentivize customers to purchase these competitors' data management products. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on the business, pricing, operating results and financial condition of the company.

Research and Development

        Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors and, to a lesser degree, depreciation of capital equipment. Currently our research and development activities are conducted primarily in Hamburg, Germany. In fiscal 2009, fiscal 2008 and fiscal 2007, our research and development expenses were $4.0 million, $4.1 million and $3.4 million, respectively.

Intellectual Property and Other Proprietary Rights

        We consider our products as proprietary. We attempt to protect our technology by relying primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, "shrink-wrap" licenses displayed in evaluation downloads and in software installation screens, which impose certain restrictions on the licensee's ability to utilize our software. In addition, we take steps to avoid disclosure of our trade secrets, such as requiring persons with access to our proprietary information to execute non-disclosure agreements, and we restrict access to our software source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015. We also have certain trademarks and service marks for certain of our products and services.

Employees

        As of October 31, 2009, we and our subsidiaries had a total of 79 full time employees, of whom 18 were based in the United States, 40 in Europe, and 21 in India, although we are in the process of closing our facility in India. As of October 31, 2009, 45 employees were engaged in engineering and technical services, 14 were engaged in sales and marketing, 2 were engaged in the services organization, and the remaining 18 were engaged in general administration and finance. To the best of our knowledge, none of our employees is represented by a labor union. We have not experienced any organized work stoppage to date and believe that our relationship with our employees is generally good.

        Our future performance depends mostly upon the continued service of our key technical, sales, and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Restructuring

        In September 2009, a restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. The Company committed to closing its research and development facility in Pune, India and winding down the affairs of its subsidiary, Versant India Private Limited. The Company expects the restructuring to be substantially completed during the second fiscal quarter ending April 30, 2010. See Note 12 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

        As part of restructuring efforts we undertook in fiscal 2006, in order to refocus the Company on its core object database management business, in February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments payable over a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of our WebSphere consulting practice for fiscal 2008 and fiscal 2007 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. See Note 15 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

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

        Information regarding our revenues, net income, total assets and other financial information for our fiscal years ended October 31, 2009, 2008 and 2007 can be found in Item 8 of this report on Form 10-K, which is incorporated here by reference.

        Financial and other information about Versant can also be accessed at our Investor Relations website. The address of Versant's website is: (www.versant.com). We make available, free of charge, copies of our annual reports, annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such materials with the SEC.

Item 1A.    Risk Factors.

This annual report on Form 10-K contains forward-looking statements regarding the Company that involve risks and uncertainties, including, but not limited to, those set forth below in this Item 1A, that could cause our actual results of operations and financial condition to differ materially from those contemplated in the forward-looking statements. The risks and uncertainties set forth below should be carefully considered when evaluating our business and prospects.

        Current economic conditions may harm our business and results of operations.    Global economic conditions and financial markets have continued to be challenging in the enterprise software market, and national and global economies and financial markets continue to experience a deep recession stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about failures or the instability of major financial institutions and other businesses, inflation and deflation, continuing high rates of unemployment, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries has slowed and may slow further. The severity of these economic and financial market conditions and the length of time they may persist are unknown. During challenging economic times and in tight credit markets, many prospective customers may delay or reduce technology purchases. This has resulted, and could continue to result in, reductions in sales of our products, longer sales cycles, smaller sales levels, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Continued softness in corporate information technology spending would have a direct impact on our business and any of these events would likely materially harm our business, including decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

        We are dependent on a limited number of products, especially Versant Object Database or "VOD".    Most of our license revenues to date have been derived from our VOD product, its predecessors and related products that add to or extend the capabilities of VOD. Consequently, if our ability to generate revenues from VOD were negatively impacted, our business, cash flows and results of operations would be materially and adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in demand in the North American or European markets for enterprise software, the current downturn in the global economy and any slowness in the U.S. or European economies or in key industries we serve, such as the telecommunications and defense industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive or economic factors, the adoption of new technologies or standards that make our products technologically obsolete and customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our 2004 acquisition of Poet and its FastObjects data management product and our December 2008 acquisition of db4o, we still expect that sales of VOD will continue to be very critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our VOD product can be expected to have a material negative impact on our business and results of operation.

        Our products face significant competition from larger competitors.    Our VOD, FastObjects and db4o products compete with products of other companies that offer database management systems. We face substantial competition from substantially larger and well-established relational database management companies including Oracle, Computer Associates, Sybase, IBM, and Microsoft. We also face competition from object database companies including Progress Software Corporation and Objectivity. Additionally, some of our prospective customers might attempt to build specialized data storage capability themselves using their own internal engineering resources, sometimes starting with low level operating system functionality, and other times utilizing lower level data storage routines that are commercially available, such as Oracle Berkeley DB, a simplified database without query processing capability. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, service and other resources, better and wider name recognition broader suites of product offerings, stronger sales and distribution channels and a much larger installed base of customers than ours. In addition, many of our competitors have well-established relationships with our current and potential customers. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products. They may also have more direct access to corporate decision-makers of key customers based on their previous relationships with these customers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, and may have the competitive advantage of being able to sell products competitive to ours through package sales of a suite of a variety of products for different applications that we do not offer. We may not be able to compete successfully against our current or future competitors, and competitive pressures could cause us to lose revenues or lower the prices for our products to increase or maintain our sales revenues, or to take other market-responsive actions, any of which could have a material adverse effect on our business, operating results and financial condition.

        Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability.    Our revenues and our ability to achieve and sustain profitability depend on continuing or increasing the level of overall demand for the software products and services we offer. Reduced demand for our product line may result from competition offered by competitors or alternative technologies, negative customer perception of our object-oriented technology or other causes, including economic conditions that adversely affect the industries of our most significant customers, such as the defense and telecommunications industries. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to new products or services from us, particularly in our North American markets. Any significant reduction in the demand for our products could have a material adverse effect on our business and results of operations.

        Our customer concentration increases the potential volatility of our operating results.    Due to the nature of our products a significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of significant orders placed by large organizations. Although in fiscal year 2009, no one customer accounted for 10% or more of our total revenues in any fiscal quarter, previously we have experienced higher customer concentration. For example, in fiscal 2008, one customer accounted for 23% of our total revenues for the first quarter; two customers accounted for 15% and 14%, respectively, of our total revenues for the second quarter of fiscal 2008; two customers accounted for 22% and 11%, respectively, of our total revenues for the third quarter of fiscal 2008; although no one customer accounted for 10% or more of our total revenues for fiscal 2008. Two customers accounted for 14% and 8%, respectively, of our total revenues for fiscal 2007 and one customer accounted for 21% of our total revenues for the quarter ended October 31, 2007. The timing of large orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

        Our quarterly revenue levels are not predictable.    Our revenues have fluctuated (in some cases significantly) on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2009, our quarterly revenues fluctuated from a high of $5.6 million in the first quarter of 2009 to a low of

$4.0 million in the second quarter of 2009. These quarterly fluctuations result from a number of factors, including but not limited to the following:

  •
  delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter and, in particular, the timing of any significant sales transactions;

  •
  the status of the market for enterprise software and general macroeconomic factors that impact our potential customers' capital purchasing decisions for information technology (or "IT") solutions, such as our products and may result in fewer licenses or smaller license transactions;

  •
  the lengthy sales cycle associated with our products, which complicates our ability to accurately forecast the timing of our revenues;

  •
  fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications and defense markets;

  •
  customer and market perceptions of the value and currency of object-oriented software technology;

  •
  uncertainty regarding the timing and scope of our customers' deployment of VOD-based applications, where our revenues are contingent upon the customer's deployment of our product;

  •
  any failure by us to timely develop and launch successful new products;

  •
  the impact of new product introductions, both by us and by our competitors;

  •
  our unwillingness to lower prices significantly to meet reduced prices set by our competitors or to successfully meet other competitive market conditions;

  •
  the effect of the publication by industry writers or others regarding their opinions about us, our competitors, our products and our competitors' products;

  •
  customer deferrals of orders for our products or services in anticipation of our product enhancements, or the pending release of new product versions or new product offerings by us or our competitors;

  •
  the extent to which we do or do not complete tasks under contracts for consulting projects which must be completed in order for us to recognize certain revenues under such contracts;

  •
  failure to transition db4o customers to other Versant products; and

  •
  potential customers' unwillingness to invest in our products given our size and assets.

        Our future revenues are substantially dependent upon our installed customers continuing to license Versant products and renew their maintenance agreements for our products. Our future professional services and maintenance revenues are dependent on future sales of our software products.    We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related fees from the renewal of maintenance and support agreements. If our existing customers do not purchase additional products, upgrade existing products or renew their maintenance and support agreements with us, this could materially and adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are generally renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services. This risk may be increased in the case of long-term customers who have not upgraded our products which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service revenues.

        We depend on successful technology development.    We believe that it will be necessary for us to continue to incur significant research and development expenditures in order for us to remain competitive. While we believe our research and development expenditures will improve our product lines, because of the uncertainty of software development projects and risks posed by the current economic downturn, these expenditures will not necessarily result in successful product introductions or sustained revenue levels. Uncertainties affecting the success of software development project introductions include technical difficulties, delays in the introductions of new products, market conditions, competitive products, and customer acceptance of and demand for new products and the operating systems they run on. We also face certain challenges in integrating third-party technology embedded in our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with our third-party technology providers, which may result in delays of the commercial release of new products. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amounts of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products, and our future research and development capabilities. Failure to continue to timely develop technologies and products necessary for us to remain competitive is likely to have a material and adverse effect on our business.

        Our products have a lengthy sales cycle.    The sales cycle for our VOD, FastObjects and db4o products varies substantially from customer to customer. This sale cycle often exceeds six months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the critical and strategic nature of our products and the expenditures associated with their purchase, our potential customers are typically very cautious in making decisions to acquire our products. In order for us to influence our customers' decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of our individual licenses, a lost or delayed sales transaction could potentially have a significant negative impact on our operating results for a particular fiscal period.

        We may not be able to manage our costs effectively given the unpredictability of our revenues.    We expect to continue to maintain a relatively high percentage of fixed expenses. Inasmuch as we completed a restructuring in fiscal 2005 and 2006 to significantly reduce our operating expenses and in fiscal 2007 reduced the rent expense for our U.S. headquarters, we might be unable to further reduce certain fixed expenses in order to accommodate any revenue reductions. Consequently, if our forecasted revenue does not materialize, our business, financial condition and results of operations will be materially harmed.

        We rely on revenues from the telecommunications and defense industries; and these industries are characterized by complexity, intense competition and changes in purchasing cycles.    Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are also becoming increasingly dependent upon the defense industry for sales of VOD. Our success in these markets depends, to a large extent, on the general economic conditions affecting these industries, our ability to compete with other technology providers of solutions that directly compete with, or provide alternatives to, our products, our ability to develop products that can successfully interoperate in different computing environments and whether our existing and potential customers believe we have the expertise and financial stability necessary to provide effective solutions and support in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. The defense industry may experience new cycles of lower available technology budgets compared to previously high levels of U.S. defense spending for operations in Iraq and Afghanistan, or changes in budgetary and spending priorities as a result of the new U.S. presidential administration. As previously noted, the current global economy is in a recession and, in the past, general economic downturns have also adversely affected our ability to generate revenues from customers in the telecommunications, defense and other industries. In addition, the types of applications and commercial products for the telecommunications and defense markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited size and working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate skilled personnel to provide such ongoing consulting services.

        We rely on a substantial portion of our revenues being generated through our international operations and will continue to do so in the future.    A large portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain these international revenues. Following our 2004 acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than they had prior to that time. Consequently, we maintain a significant portion of our workforce in Germany and must conduct our operations internationally and maintain a significant presence in international markets. For fiscal 2009, international revenues derived from customers outside North America made up approximately 62% of our total revenues for the fiscal year, compared to 63% for fiscal 2008 and 54% for fiscal 2007. Our North American revenues were 38% of total revenues for fiscal 2009, compared to 37% for fiscal 2008 and 46% for fiscal 2007. Most of our non-North American revenues are derived from Northern Europe, but we recently have taken initial steps to develop a new distribution channel in China in an effort to expand our customer base and future revenues. We have substantially less experience in the sale and marketing of our products and services in China and there can be no assurance that our efforts to develop new customers there will be successful or will not result in increased sales and marketing costs that may not generate corresponding revenue, which would adversely affect our operating results. We expect international revenues to continue to be critical to our operations and cash flows.

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

  •
  the burdens of complying with a variety of foreign laws, including more protective employment laws affecting our sizable workforce in Germany;

  •
  limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries; and

  •
  the impact of business cycles, economic and political instability and potential hostilities outside the United States.

        In addition, in light of increasing concerns about global security and terrorism, and the recent global economic downturn, there may be additional risks of disruption to our international sales activities. Any prolonged disruption in the markets in which we derive significant revenues may potentially have a material adverse impact on our revenues and results of operations.

        Efforts to expand and diversify our product line may adversely affect our operating results and may not result in the development of successful new products.    In order to sustain our revenues, we may need to develop new products to expand and diversify our product offerings beyond our core products, VOD, FastObjects and db4o. However expanding our product line will likely require substantial marketing, research and development and sales expenditures, and in some cases product acquisition costs, with no assurance that we will receive incremental additional revenue from such new products. To develop successful new products typically requires us to incur significant marketing expenditures to determine the viability of new products and applications and target customers, as well as substantial research and development expenditures and additional sales expense associated with selling new products to new customers. A significant portion of such expenses would likely be incurred well in advance of our recognition of any revenues from such new products, and thus could adversely affect our results of operations and cash flows for certain fiscal periods before we derive any significant revenues from such new products. In addition, there can be no assurance that any new products will be accepted in the marketplace or generate meaningful amounts of revenue or net income. Failure to develop successful new products may adversely affect our ability to successfully market other products and our future revenues. Consequently, the Company must act carefully when making product or technology development decisions. In December 2008 we acquired the db4o database assets of Servo Software, with the objective of giving us a new product, as well as access to new customers and additional revenue opportunities. However the financial costs of this acquisition and associated operational costs has adversely affected our results of operations for fiscal year 2009 and may continue to do so.

        In order to be successful, Versant must attract, retain and motivate key employees, for whom competition is intense; and failure to do so could seriously harm the Company, particularly given the smaller size of our executive management team. In order to effectively execute our business strategy, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, particularly so given the relatively smaller size of our executive management team, which currently consists of Jochen Witte, our President and Chief Executive Officer, and Jerry Wong, our Vice President Finance, Chief Financial Officer and Secretary. In December 2008, the employment of our Executive VP of Field Operations, who was based in Germany, terminated and that officer's duties have been partially assumed by Jochen Witte, Versant's President and Chief Executive Officer, which has increased his responsibilities. In May 2009 we hired a manager to assume responsibility for our North American sales team. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Constraints on our ability to offer compensation at levels that may be offered by larger competitors and other circumstances may adversely affect our ability to attract and retain key management in the future. We must continue to motivate our employees and keep them focused on the achievement of our strategies and goals. We now employ a sizable German workforce subject to German employment law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

        Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals. Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe, and now have approximately 40 employees based in Europe whose activities must be well coordinated with those of our U.S. workforce and our other employees. Our management team resides in both our U.S. headquarters in Redwood City, California, where our Chief Financial Officer is located, and in our offices in Hamburg, Germany, where our Chief Executive Officer resides. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans and causes us to incur certain additional travel and other expenses to maintain communications between our various offices.

        We are subject to litigation and the risk of future litigation.    During fiscal 2006, we settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of a smaller privately-held company in November 2002, persons associated with that company misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America's trademarks and trade names. Additionally, during fiscal 2008, we settled another related litigation in which a prior customer was seeking indemnification from us for costs the customer had incurred in defending a suit brought against it by Systems America Inc., which alleged that a Versant product that was discontinued in 2004 infringed Systems America's intellectual party. Litigation can be expensive to defend, can consume significant amounts of management time and can result in judgments or settlements that could have adverse effects on our results of operations, financial condition and cash reserves.

        We will incur increased costs to comply with certain requirements of the Sarbanes-Oxley Act of 2002 and regulations relating to corporate governance matters and public disclosure.    The provisions of the Sarbanes-Oxley Act of 2002, related rules adopted or proposed by the SEC and by the NASDAQ Stock Market and recent accounting pronouncements, including accounting rules regarding the expensing of stock options and accounting for uncertainty in income taxes, have increased our costs to evaluate the implications of these laws, regulations and standards and comply with their requirements. Compliance with these will increase our general and administrative expenses in fiscal 2010 when we again become subject to the assessment and auditor attestation provisions regarding internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. In addition, to maintain high standards of corporate governance and public disclosure, we intend to invest resources to comply with existing requirements and standards.

        Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report's assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report has only been in effect since 2004, some of our judgments will be in areas that may be open to interpretation. Therefore, we may have difficulties in assessing the effectiveness of our internal controls, and our auditors, who will be required in the future, to issue an attestation report along with our management report, may not agree with management's assessments.

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

        Adoption and application of accounting regulations and related interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenues and profits.    Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions with our customers can extend the sales cycle for our products and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with ASC 985-605, Software, Revenue Recognition; however, these future, more complex, multi-element, multi-year license transactions, which may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of our revenue recognition.

        Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.    Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership which are beyond our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased tax liability to us in the future.

        Failure to adequately protect our intellectual property could impair our ability to successfully compete.    Despite our efforts to protect our proprietary rights, third parties may attempt to misappropriate or copy aspects of our products, obtain or wrongfully use information we regard as proprietary or use or make unauthorized copies of our products or technologies in violation of license agreements. Policing unauthorized use of our products is difficult and enforcing our proprietary rights is potentially expensive. In addition, the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States. Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions and copyright and trade secret protection for software may be unavailable or very difficult to effectively enforce in certain foreign countries. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technologies, which they could then market and sell to our customers, which could have an adverse impact on our revenues.

        We may be subject to claims of intellectual property infringement.    Developers of software such as the Company are frequently subject to infringement claims as the number of products, competitors and patents in our industry sector grows. Intellectual property infringement litigation can also arise from acquisitions by the Company of businesses or assets. For example, in 2004 we were the subject of a suit alleging that a company we purchased misappropriated intellectual property and the plaintiff in this litigation also brought an action against one of our customers on related facts, which resulted in that customer making a claim for indemnification against us. Although these suits were settled, any claim of this type, whether meritorious or not, could be time-consuming, could result in significant litigation expenses, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.

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

        For example, in December 2008 we acquired from privately-held Servo Software Inc., for cash, assets associated with Servo Software's db4o open source database solution for the embedded device market. We acquired these assets with the objective of expanding our product line and obtaining access to new customers and additional revenue opportunities. However this acquisition continues to be subject to many of the risks of acquisitions outlined above, including the fact that this product may generate losses for future fiscal periods and adversely affect our results of operations. In addition, the db4o business employees are located in many different countries, and thus, we face additional challenges in integrating these new personnel and retaining them. The loss of any of the db4o team members who joined us following the acquisition could adversely affect our business and financial objectives for this acquisition and result in additional costs.

        There can be no assurance that we will be able to successfully integrate the db4o business or any other businesses, products or technologies that we might purchase in the future.

        Our common stock is listed on the NASDAQ Capital Market.    The listing of our common stock on The NASDAQ Capital Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to list our common stock on The NASDAQ Global Market System, or NGMS.

        Charges to earnings resulting from our acquisition of businesses or assets may adversely affect the market value of our common stock.    In accordance with U.S. generally accepted accounting principles, we account for our merger with Poet, our acquisition of FastObjects, Inc. and our fiscal 2009 acquisition of the db4o assets of Servo Software using the purchase method of accounting, which result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we have allocated the total estimated purchase price of Poet, FastObjects and db4o to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the useful lives of certain intangible assets acquired in connection with these acquisitions, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets is impaired we may be required to incur material charges relating to the impairment of those assets. Such amortization and potential impairment charges could have a material impact on our results of operations.

        Our stock price is volatile.    Our revenues, operating results and stock price have historically been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced revenues and earnings results that were significantly below levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenues are often realized late in a fiscal quarter, we may not be aware of any revenues shortfall until late in a quarter, which, when announced, could result in an even more immediate and adverse effect on the trading price of our common stock. In addition, we have a relatively smaller number of holders of our stock and the market for our common stock is characterized by relatively small sales volumes, which contributes to the volatility of our stock price and its sensitivity to larger trades of stock. In December 2008, our Board of Directors approved a stock repurchase program under which the Company repurchased $3.2 million worth of our outstanding common shares. In November 2009, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to potentially repurchase up to $5.0 million of its common stock in fiscal year 2010. Repurchases of our shares will reduce the number of our outstanding common shares and might incrementally increase the potential for volatility in our stock by reducing the potential volumes at which our common shares may trade in the public markets.

        The Company may face risks associated with the trend of increased shareholder activism.    Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase short-term shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. Given the Company's market capitalization and other factors, it is possible that shareholders may in the future attempt to effect such changes or acquire control over the Company. Responding to proxy contests and other actions by activist shareholders would be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect the Company's results of operations and financial condition.

        Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.    Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters Redwood City, California, is located near major earthquake faults. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics such as the recent flu outbreak and other natural or manmade disasters.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal administrative, sales and marketing operations are headquartered at an approximately 6,800 square foot office facility we lease that is located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065. Our current lease of this facility commenced in June 2007 and was extended in September 2009 for a total term of 72 months ending in May 2013.

        Our international subsidiary in Hamburg, Gmbh has entered into a lease for new office space commencing in December 2009 for a term of 60 months. Our prior Hamburg office lease expired by its terms as of December 31, 2009. Our international subsidiary in Pune, India, which is currently winding down its affairs, has an office lease which expires as of February 28, 2010. We believe that all of our current facilities are in reasonably good operating condition and will be adequate for our requirements for the next several years. Based on current commercial real estate market conditions, we believe that we will be able to lease alternative comparable facilities in Germany or in the U.S. if required to do so.

Item 3.    Legal Proceedings.

        We may from time to time be subject to legal proceedings in the ordinary course of business. Currently, we are not subject to any material legal proceedings required to be disclosed under this Item 3.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock is listed on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol "VSNT." Our common stock commenced trading on the Nasdaq National Market on July 18, 1996. From July 19, 1999 until March 7, 2000, our common stock was traded on the Nasdaq SmallCap Market. From March 8, 2000 until September 30, 2002, our common stock was traded on the Nasdaq National Market. Our common stock has been traded on the Nasdaq Capital Market since October 1, 2002. We requested that listing of our common stock be transferred to the Nasdaq Capital Market as of October 1, 2002 since at that time it seemed unlikely that, in the near term, we would continue to be able to satisfy the then-applicable listing criteria of the Nasdaq National Market System.

        The following table lists the high and low bid prices of our common stock reported on the Nasdaq Capital Market for the periods indicated during the last two fiscal years.

Fiscal year ended October 31, 2009	High	Low
Fourth quarter	$19.59	$14.86
Third quarter	$15.99	$13.34
Second quarter	$17.69	$11.90
First quarter	$16.70	$11.50
Fiscal year ended October 31, 2008
Fourth quarter	$30.50	$14.99
Third quarter	$33.44	$24.02
Second quarter	$31.14	$23.46
First quarter	$30.32	$18.66

Shareholders

        There were approximately 86 holders of record of our common stock as of January 27, 2010. We believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

        We have neither declared nor paid any cash dividends on our common stock in the past. We currently intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not at this time anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        Versant made no issuances of unregistered securities in fiscal 2009.

Issuer Purchases of Equity Securities

        On December 1, 2008, Versant's Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. The stock repurchase program expired by its terms on October 31, 2009. Versant acquired 222,688 common shares on the open market for approximately $3.2 million at an average purchase price of $14.52 per share under this stock repurchase program.

        The stock repurchase activity under our stock repurchase program during the three months and fiscal year ended October 31, 2009 is summarized in the following table:

	Total Number of Shares Purchased	Average Price(1) Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs
Period:
August 1, 2009–August 31, 2009	1,678	$14.95	1,678	$1,995,907
September 1, 2009–September 30, 2009	14,633	$15.65	14,633	$1,766,901
October 1, 2009–October 31, 2009	—	$—	—	$1,766,901

Three months ended October 31, 2009	16,311	$15.58	16,311
December 1, 2008–July 31, 2009	206,377	$14.43	206,377

Fiscal year 2009 stock repurchase activity	222,688	$14.52	222,688

(1)
Average price paid per share is calculated on a settlement basis and excludes commission.

        On November 30, 2009 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, or extended at any time by the Company.

Stock Price Performance Graph and Cumulative Total Return

        The graph below compares the cumulative total stockholder return on Versant common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index for each of the last five fiscal years ended October 31, 2009, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Versant Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

    *
    $100 invested on 10/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending October 31.

Item 6.    Selected Financial Data

        The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and the Consolidated Financial Statements and related Notes of Versant included in Item 8 of this report. The selected consolidated balance sheet data as of October 31, 2009 and 2008 and selected consolidated statements of income data for the years ended October 31, 2009, 2008 and 2007, are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of October 31, 2007, 2006 and 2005 and the selected consolidated statements of operations data for the years ended October 31, 2006 and 2005 were derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended October 31,
	2009	2008	2007	2006	2005
Consolidated statements of operations data:
Total revenues	$18,150	$25,298	$21,150	$16,745	$15,746
Gross profit	$15,919	$23,116	$19,112	$13,654	$12,475
Income (loss) from operations(1)(2)(3)(4)(5)	$4,045	$9,951	$7,664	$3,515	$(15,451)
Net income (loss) from continuing operations before income taxes	$4,277	$10,822	$8,196	$3,992	$(14,934)
Net income (loss) from continuing operations(6)	$4,839	$9,391	$7,329	$3,602	$(14,971)
Net income (loss)	$4,839	$9,489	$7,633	$4,301	$(14,554)
Per Share Data:
Net income (loss) from continuing operations, basic	$1.33	$2.52	$2.01	$1.01	$(4.23)
Net income (loss) from continuing operations, diluted	$1.32	$2.48	$1.98	$1.01	$(4.23)
Net income (loss), basic	$1.33	$2.54	$2.09	$1.20	$(4.11)
Net income (loss), diluted	$1.32	$2.51	$2.06	$1.20	$(4.11)

	October 31,
	2009	2008	2007	2006	2005
Consolidated balance sheets data:
Cash and cash equivalents	$27,812	$27,234	$19,086	$8,231	$3,958
Total assets(7)	$41,373	$38,561	$30,466	$20,261	$16,246
Total long-term liabilities	$272	$374	$674	$770	$897
Total stockholders' equity(8)	$36,257	$33,154	$23,165	$13,792	$8,988

(1)
In fiscal 2005, charges of approximately $12.9 million related to impairment of goodwill and intangible assets were recorded.

(2)
Restructuring charges of approximately $139,000, $218,000 and $638,000 were recorded in fiscal 2009, 2006 and 2005, respectively.

(3)
In fiscal 2007, a loss on the liquidation of a foreign subsidiary of approximately $245,000 was recorded.

(4)
Beginning in fiscal year 2006, we determined stock-based compensation expense in accordance with ASC 718.

(5)
In fiscal 2008, a charge of $800,000 to settle litigation was recorded in operating expenses.

(6)
In fiscal 2009, we released approximately $939,000 of the valuation allowance against our net deferred tax assets.

(7)
In fiscal 2009, we acquired the assets of db4o for approximately $2.4 milllion.

(8)
In fiscal 2009, we repurchased 222,688 shares of Versant common stock for approximately $3.2 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As indicated in the paragraph above in Item 1 of this report, this Form 10-K (including this Item 7) contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company's expected future financial performance, assets, liquidity and trends anticipated for the Company's business. These statements are based on the Company's current expectations, assumptions, estimates and projections about the Company's business, the Company's industry and the market for the Company's goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," "should," "estimates," "predicts," "forecasts," "guidance," "potential," "continue" or the negative of such terms or other similar expressions.

        We caution readers that these forward-looking statements are not assurances of our future performance or financial condition and are subject to and involve significant known and unknown risks, uncertainties and other factors that may cause the Company's actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, estimated, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed in Item 1A of this report under the heading "Risk Factors." Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, financial performance or financial condition. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

Background and Overview

        We design, develop, market and support high performance, object-oriented database management solutions and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions. Our products and services collectively comprise our single operating segment, which we call "Data Management."

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

        Our Data Management business is currently comprised of the following key products:

  •
  Versant Object Database or "VOD", previously known as VDS, an eighth generation object-oriented database management system that is used in high-performance, large-scale, real-time commercial applications in distributed computing environments. We also offer several optional ancillary products for use with Versant Object Database to extend its capabilities, provide compatibility and additional protection of stored data.

  •
  FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers' applications and systems.

  •
  db4o, an open source object-oriented database software solution targeted towards the embedded device market.

        Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. With the incorporation of the FastObjects solution into our product line following our March 2004 merger with Poet Holdings, Inc., we expanded the scope of our solutions to also address the data management needs of smaller business systems. By our recent acquisition of db4o in December 2008, we further expanded the scope of our solutions to include the embedded market.

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

        In addition to our product offerings, we provide maintenance and technical support services to assist users in using our products. We also offer a variety of consulting and training services to assist users in developing and deploying applications based on Versant Object Database, FastObjects and db4o.

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

Continued Adverse Global Economic Conditions Are Negatively Impacting Our Business

        The national and global economies and financial markets have continued to experience a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about failures or the instability of major financial institutions and other businesses, inflation and deflation, high rates of unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. As a result of these conditions, the United States and global economies are in a significant recession, which may continue for a significant length of time. The severity of these economic and financial market conditions and the length of time they may persist are unknown.

        Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when the macroeconomic environment may improve. During fiscal year 2009, our selling environment remained very challenging, causing customers to delay or reduce technology purchases or to make smaller investments in our solutions. We are seeing continuing pressures on our customers' budgets, and while facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products. The difficult and uncertain economic conditions caused some of our customers to face financial challenges during fiscal 2009 and they may continue to face such challenges for the foreseeable future. The current economic downturn in our customers' industries has contributed to the recent substantial reduction in our revenue, particularly our license revenue, and could continue to harm our business, operating results and financial condition.

Financial Highlights for Fiscal 2009

  •
  Our net revenues in fiscal 2009 were $18.2 million, a decrease of $7.1 million (or 28%) from net revenues of $25.3 million in fiscal 2008. This decrease in revenues was primarily due to fewer license transactions and the relative absence of larger license transactions. In 2009, license revenues have been negatively impacted by the weakened global economy. No customer accounted for more than 10% of total revenues for the fiscal year. We depend heavily on our installed customer base for future revenues from maintenance renewal fees.

  •
  Net income for fiscal 2009 was $4.8 million compared to a net income of $9.5 million in fiscal 2008. Net income from continuing operations for fiscal 2009 was $4.8 million compared to net income from continuing operations of $9.4 million in fiscal 2008. The decrease in net income from continuing operations in fiscal 2009 was primarily due to the decrease in our revenues, and was partially offset by operating expense reductions and a decrease in the provision for income taxes. The decrease in or the provision for income taxes resulted primarily from an adjustment that represented management's judgment of the realizability of the Company's deferred tax assets.

  •
  Our combined sales and marketing, research and development, general and administrative and restructuring expenses were $11.9 million in fiscal 2009, a decrease of $1.3 million (or 10%) from $13.2 million reported in fiscal 2008. This decrease was primarily due to an approximately $1.8 million decrease in our general and administrative expenses, partially offset by an approximately $500,000 increase in sales and marketing expenses during fiscal 2009.

  •
  Cash provided by operations in fiscal 2009 was $5.8 million compared to $8.7 million of cash provided by operations in fiscal 2008. The decrease in cash provided by operations in fiscal 2009 was primarily due to an approximately $4.7 million reduction in operating income offset by a decrease in trade accounts receivable.

  •
  Cash used in investing activities in fiscal 2009 was $2.5 million compared to $240,000 in fiscal 2008. The increase in cash used in investing activities was related to our acquisition of the db4o assets.

  •
  Cash used in financing activities in fiscal 2009 was $3.0 million compared to cash provided of $782,000 in fiscal 2008. The increase in cash used in financing activities in fiscal 2009 was due to our use of approximately $3.2 million to repurchase shares of our common stock pursuant to our fiscal 2009 stock repurchase program, together with a decrease in the proceeds we received from issuance of common stock. During fiscal 2009, our cash and cash equivalents balance increased by $578,000 to $27.8 million at October 31, 2009 compared to $27.2 million at October 31, 2008.

Fiscal 2009 and Beyond

        During fiscal 2009, we focused our sales and marketing efforts on our data management products, (Versant Object Database, FastObjects and db4o) and on related maintenance, consulting and training services. Versant Object Database was the key focus of our marketing efforts and the major source of our license and service revenues in fiscal 2009.

        We again expect to derive most of our revenues in fiscal 2010 from Versant Object Database, FastObjects and db4o licenses and related services.

        On December 1, 2008 we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.4 million in cash. db4o is an open source object database software solution targeting the embedded device market. It is distributed under free open source licenses to a large, open source community of approximately 60,000 registered members located around the world, and in some cases is licensed on a fee-bearing basis to certain customers for redistribution.

        Like many other software companies, we do not operate with a significant backlog of orders. Our license revenues, in particular, are difficult to forecast. The outlook into the Company's anticipated performance in fiscal 2010 is more uncertain than in prior years, due principally to the recent significant worldwide recession. In addition, Versant has plans to increase its sales and marketing spending levels by approximately 20% in fiscal 2010 compared to the prior fiscal year. The Company expects to recognize benefits from these additional sales and marketing expenditures over the medium term, and currently expects its total revenues in fiscal year 2010 to be essentially unchanged from its fiscal year 2009 total revenues of $18.2 million. Due to the projected increased spending in sales and marketing and anticipated SOX 404 compliance costs, the Company is currently projecting income from operations of approximately $2.8 million for fiscal year 2010. Without limitation, the estimates, forecasts and other statements in this paragraph are forward-looking statements.

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

Revenue Recognition

        We recognize revenues in accordance with accounting principles generally accepted in the United States of America ("GAAP"), as set forth in:

  •
  Accounting Standards Codification (ASC) 985-605, Software, Revenue Recognition, (formerly known as and comprised of Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9 and Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions),

  •
  ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, (formerly known as SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.)

        Our revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or "PCS") and, to a lesser degree, agreements for consulting and training activities.

        We use the residual method to recognize revenues when a license agreement includes one or more elements to be delivered by us at a future date. If there is an undelivered element under the license arrangement, we defer revenues based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, we defer all revenues from that transaction until sufficient evidence of the fair value exists or until all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the fair value of such undelivered elements. We typically do not offer discounts on future undeveloped products.

        Revenues from software license arrangements, including prepaid license fees, are recognized when all of the following criteria are met:

  •
  Persuasive evidence of an arrangement exists.

  •
  Delivery has occurred and there are no future deliverables except PCS.

  •
  The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, we recognize the revenues as payments become due in accordance with ASC 985-605.

  •
  Collection is reasonably assured.

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

        We categorize our customers into two broad groups, End-Users and Value Added Resellers (VARs). End-User customers are companies who use our products internally and do not redistribute our product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, Original Equipment Manufacturers ("OEMs") and other vendors who redistribute our products to their external third party customers, either separately or as part of an integrated product.

        We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Prior to an End-User customer being able to deploy an application that it has developed under our development license, it must purchase deployment licenses in which the license fees are based on the number of computers connected to the server that will run the application using our product, or for certain applications, are based on the number of users.. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to us of a nonrefundable amount for future deployment.

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

        On occasion, at a customer's request, we perform engineering work to port our products to an unsupported platform, to customize our software for specific functionality, or to perform other non-routine technical assignments for a customer. In these instances, we recognize revenues in accordance with ASC 605-35, Construction-Type and Production-Type Contracts, and use either the time and material percentage of completion method or the completed contract method for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with the work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

Goodwill and Acquired Intangible Assets

        We account for purchases of acquired companies in accordance with ASC 805, Business Combinations, and allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired according to their respective fair values as of the date of completion of the acquisition, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while in-process research and development costs, or "IPR&D", if any, are charged to operations expenditures at the time of acquisition.

        In accordance with ASC 350, Intangibles—Goodwill and Other, we test for any goodwill impairment within our single Data Management operating segment and reporting unit. All our goodwill reflected in the financial statements included in this report has been aggregated from, and acquired in connection with, the following acquisitions:

  •
  Versant Europe, acquired in 1997;

  •
  Poet Holdings, Inc., acquired in March 2004;

  •
  Technology of JDO Genie (PTY) Ltd, acquired in June 2004;

  •
  FastObjects, Inc., acquired in July 2004; and

  •
  db4o, acquired in December 2008.

        Financial Accounting Standards Board ("FASB") guidance requires that goodwill be tested for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity (as indicated by Versant's publicly traded share price and shares outstanding plus an estimated control premium) less our liabilities. Under this approach, if the estimated fair value of our assets is greater than their carrying value, then there is no goodwill impairment. If the estimated fair value of our assets is less than their carrying value, then we allocate the reporting unit's estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit's goodwill carrying amount and would be recorded in operating results during the period of such impairment.

        Identifiable intangibles are currently amortized using the straight-line method over five years in relation to the JDO Genie (PTY) Ltd acquisition, six years in relation to the FastObjects, Inc. acquisition, seven years in relation to our acquisition of Poet, nine years in relation to the acquisition of the db4o customer relationships, and five years for other db4o related acquired intangible assets.

        We performed our annual valuation and analysis of goodwill in October 2009, October 2008 and October 2007. We did not perform impairment tests related to our intangible assets during fiscal 2009, fiscal 2008 and fiscal 2007, as there were no triggering events which might indicate impairment. As a result, we determined that the value of our goodwill and intangible assets had been fairly recorded in our financial statements, and therefore no impairment charges were recorded against our goodwill and intangible assets in fiscal 2009, fiscal 2008 and fiscal 2007.

Income Taxes

        We account for income taxes using the asset and liability method provided by ASC 740, Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our consolidated financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we establish or release a valuation allowance, or increase or decrease it in a given period, then we must increase or decrease the tax provision in our statements of income.

        Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Based upon our operating results in recent years and through October 31, 2009 as well as an assessment of our expected future results of operations, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets in Germany. As a result, during the fourth quarter of 2009, we released $939,000 of our valuation allowance. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, we have maintained a valuation allowance at October 31, 2009 of $36.4 million. As of October 31, 2008, we had established a full valuation allowance of $37.1 million for our deferred tax assets.

        As required by ASC 740, Income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

        We are subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2004.

        We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

Results of Operations

        The following table sets forth the historical results of operations for Versant for our three fiscal years ended October 31, 2009, 2008 and 2007, expressed as a percentage of total revenues.

	Percentage of Revenues Fiscal Year Ended October 31,
	2009	2008	2007
Revenues:
License	50%	63%	60%
Maintenance	49	36	39
Professional services	1	1	1

Total revenues	100	100	100

Cost of revenues:
License	1	1	1
Amortization of intangible assets	2	1	1
Maintenance	8	6	7
Professional services	1	1	1

Total cost of revenues	12	9	10

Gross profit	88	91	90

Operating expenses:
Sales and marketing	22	14	16
Research and development	22	16	16
General and administrative	20	22	21
Loss on the liquidation of a foreign subsidiary	—	—	1
Restructuring	1	—	—

Total operating expenses	65	52	54

Income from operations	23	39	36
Interest and other income, net	1	4	3

Income from continuing operations before income taxes	24	43	39
Income tax benefit (expense)	3	(6)	(4)

Net income from continuing operations	27	37	35
Net income from discontinued operations, net of income taxes	—	1	1

Net income	27%	38%	36%

Revenues

        Total Revenues:    The following table summarizes our total revenues (in thousands, except percentages) for fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$18,150	$25,298	$21,150	$(7,148)	(28%)	$4,148	20%

        Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. Our revenues as shown in the above table and in the accompanying statements of income included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as "net income from discontinued operations, net of income taxes". See Note 15 of our "Notes To Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

        Our total revenues decreased by $7.1 million (or 28%) in fiscal 2009 compared to fiscal 2008. This decrease resulted primarily from a decrease of $6.9 million (or 43%) in license revenues in fiscal 2009 compared to fiscal 2008. The decrease in total revenues also included approximately $1.2 million resulting from unfavorable foreign currency exchange rate fluctuations comprising 17% of the $7.1 million decrease in total revenues. We believe factors that caused our license revenues to decrease in fiscal 2009 included the adverse global economic conditions, the relative absence of larger license transactions, fewer license transactions and the stronger U.S. Dollar as compared to the Euro in fiscal 2009, which resulted in lower consolidated revenues in fiscal 2009 compared to fiscal 2008. Maintenance revenues remained relatively stable in fiscal 2009 over fiscal 2008, decreasing by $208,000 (or 2%).

        Our total revenues increased by $4.1 million (or 20%) in fiscal 2008 compared to fiscal 2007. This increase resulted primarily from a 26% increase in license revenues and a 10% increase in maintenance revenues in fiscal 2008 compared to fiscal 2007, and included approximately $1.7 million of revenues (comprising 42% of the $4.1 million increase in total revenues) resulting from favorable foreign currency exchange rate fluctuations. We believe factors that caused our license revenues to increase in fiscal 2008 over fiscal 2007 included continuing increased maturity and focus of our sales organization, increased acceptance and success of our VAR customers' applications with end-users, the overall reputation and acceptance of our products in the vertical markets we serve (including telecommunications and defense), and the strong Euro as compared to the U.S. Dollar in fiscal 2008, which resulted in higher consolidated revenues in fiscal 2008. Maintenance revenues increased in fiscal 2008 over fiscal 2007 primarily as a result of the increased license revenues in the same period.

        No one customer accounted for 10% or more of our total revenues in fiscal 2009 and fiscal 2008 and for the quarters ended October 31, 2009 and October 31, 2008. One customer accounted for 14% of our total revenues for fiscal 2007 and one customer accounted for 21% of our total revenues for the quarter ended October 31, 2007.

        The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers' preference for licensing our software on an "as needed" basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. License revenues also are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods. The outlook into the Company's anticipated performance in fiscal 2010 is much more uncertain than in prior years, due principally to the significant worldwide recession.

        We are currently expecting our total revenues for fiscal 2010 to be at a similar level as in fiscal 2009. Therefore, for fiscal year 2010 we currently forecast total revenues of between $17 million and $19 million.

        Revenues by Category:    The following table summarizes our revenues by category (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Total revenues by category:
License	$9,045	$15,922	$12,681	$(6,877)	(43)%	$3,241	26%
Maintenance	8,833	9,041	8,225	(208)	(2)	816	10
Professional services	272	335	244	(63)	(19)	91	37

Total	$18,150	$25,298	$21,150	$(7,148)	(28)%	$4,148	20%

Percentage of revenues by category:
License	50%	63%	60%
Maintenance	49	36	39
Professional services	1	1	1

Total	100%	100%	100%

Fiscal 2009 Compared to Fiscal 2008

        License revenues:    License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

        License revenues were $9.0 million (or 50% of total revenues) for fiscal 2009, a decrease of approximately $6.9 million (or 43%) from $15.9 million (or 63% of total revenues) reported for fiscal 2008. The reduced license revenues for fiscal 2009 were mainly attributable to fewer larger license transactions and included unfavorable foreign currency fluctuations of approximately $677,000 comprising 10% of the $6.9 million decrease in license revenues. During fiscal year 2008 we derived approximately $5.3 million of revenues from several significant license transactions with four telecommunications customers, whereas we did not have comparable license transactions of this scale during fiscal year 2009.

        The majority of our license revenues in fiscal 2009 continued to be transactions with existing VAR customers in the telecommunications industry, which was our largest vertical market in fiscal 2009.

        Maintenance revenues:    Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

        Maintenance revenues were $8.8 million (or 49% of total revenues) for fiscal 2009, a decrease of $208,000 (or 2%) from $9.0 million (or 36% of total revenues) reported for fiscal 2008. The decrease in maintenance revenues for fiscal 2009 included unfavorable foreign currency fluctuations of approximately $544,000 (or 262% of the $208,000 decrease), back maintenance of approximately

$200,000 earned in fiscal 2008 that was not repeated in fiscal 2009, and the lapse of one project with one European telecom customer for $91,000, partially offset by back maintenance of $617,000 derived from two European customers in fiscal 2009.

        Professional services revenues:    Professional services revenues consist of revenues from consulting, training and technical support, as well as billable travel expenses incurred by our professional services organization.

        Professional services revenues were $272,000 (or 1% of total revenues) in fiscal 2009, a decrease of $63,000 (or 19%) from $335,000 (or 1% of total revenues) reported in fiscal 2008. This decrease in the absolute dollar amount of professional services revenues for fiscal 2009 compared to fiscal 2008 was attributable to decreases in consulting and training revenues in both the US and the European operations and relates to the decrease in license transactions in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

        License revenues:    License revenues were $15.9 million (or 63% of total revenues) for fiscal 2008, an increase of approximately $3.2 million (or 26%) from $12.7 million (or 60% of total revenues) reported for fiscal 2007. The higher license revenues for fiscal 2008 were mainly attributable to several significant license transactions with four telecommunications customers together totaling approximately $5.3 million and included favorable foreign currency fluctuations of approximately $1.1 million (comprising 34% of the $3.2 million increase in license revenues); however, these increases in license revenues for fiscal 2008 were partially offset by approximately $2.3 million of license revenues from two customers in the telecommunications sector that were recognized in fiscal 2007 but not repeated in fiscal 2008.

        The majority of the growth in our license revenues in fiscal 2008 over fiscal 2007 was driven primarily by license transactions with existing VAR customers in the telecommunications industry, which was our largest vertical market in fiscal 2008.

        Maintenance revenues:    Maintenance revenues were $9.0 million (or 36% of total revenues) for fiscal 2008, an increase of $816,000 (or 10%) from $8.2 million (or 39% of total revenues) reported for fiscal 2007. The increase in maintenance revenues for fiscal 2008 was due primarily to favorable foreign currency fluctuations of approximately $569,000 (comprising 70% of the $816,000 increase in maintenance revenues). Fiscal 2008 maintenance revenues also included incremental maintenance revenues over the fiscal 2007 of approximately $528,000 recognized in fiscal 2008 from maintenance agreements attributable to license revenue growth from both U.S. and European based customers, and back maintenance and maintenance revenues of approximately $340,000 derived from two European based telecommunications customers.

        Professional services revenues:    Professional services revenues were $335,000 (or 1% of total revenues) in fiscal 2008, an increase of $91,000 (or 37%) from $244,000 (or 1% of total revenues) reported in fiscal 2007. This increase in the absolute dollar amount of professional services revenues for fiscal 2008 compared to fiscal 2007 was mainly attributable to consulting revenues derived from our European operations.

        International revenues:    The following table summarizes our total revenues by geographic area (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Total revenues by geographic area:
North America	$6,964	$9,292	$9,679	$(2,328)	(25)%	$(387)	(4)%
Europe	10,656	13,275	10,672	(2,619)	(20)	2,603	24
Asia	530	2,731	799	(2,201)	(81)	1,932	242

Total	$18,150	$25,298	$21,150	$(7,148)	(28)%	$4,148	20%

Percentage of revenues by geographic area:
North America	38%	37%	46%
Europe	59	52	50
Asia	3	11	4

Total	100%	100%	100%

Fiscal 2009 Compared to Fiscal 2008

        Total revenues decreased $7.1 million (or 28%) in fiscal 2009 compared to fiscal 2008. The decrease in total revenues occurred across geographic regions as the global economy slowed. The decrease in absolute dollars from fiscal 2009 compared to fiscal 2008 was due to revenue decreases of $2.3 million in North America, $2.6 million in Europe and $2.2 million in Asia. As a percentage of total revenues, international (non-North American) revenues remained stable representing approximately 62% and 63% of our total revenues in fiscal 2009 and fiscal 2008, respectively.

        Revenues from North America:    The $2.3 million (or 25%) revenue decrease from North America in fiscal 2009 compared to fiscal 2008 was primarily due to fewer license transactions and the relative absence of larger license transactions, including the closing of license transactions with two customers totaling approximately $1.9 million in fiscal 2008, while there were no such comparable transactions in fiscal 2009.

        Revenues from Europe:    The $2.6 million (or 20%) revenue decrease from Europe in fiscal 2009 compared to fiscal 2008 was due mainly to the closing of license transactions with a European based telecommunications customer totaling approximately $1.7 million in fiscal 2008, for which there were no comparable transactions in fiscal 2009. The decrease in total revenues from Europe also included approximately $1.0 million resulting from unfavorable foreign currency exchange rate fluctuations.

        Since the Company's acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

        Revenues from Asia:    We also experienced a decrease of $2.2 million (or 81%) in revenues from our Asia Pacific region during fiscal 2009, primarily due to three significant license transactions totaling approximately $1.9 million with two Asia Pacific telecommunications customers in fiscal 2008, while there were no such comparable transactions in fiscal 2009.

        A variety of factors may impact Versant's future revenues, including the potential strengthening of the U.S. dollar (which would have the effect of reducing portions of our revenue resulting from favorable currency exchange fluctuations) and the generally more difficult economic environment currently being experienced in the global economy, which may negatively impact demand for our products and services.

Fiscal 2008 Compared to Fiscal 2007

        Total revenues increased $4.1 million (or 20%) in fiscal 2008 compared to fiscal 2007. The increase in total revenues was due primarily to a revenue increase of $2.6 million in our European operations as a result of closing several significant transactions during fiscal 2008, and a revenue increase of $1.9 million from our Asia Pacific region, offset by a decrease of 387,000 in our North American operations.

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

Cost of Revenues

        Cost of Revenues:    The following table summarizes the cost of revenues (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$18,150	$25,298	$21,150	$(7,148)	(28)%	$4,148	20%
Cost of license revenues	273	309	142	(36)	(12)	167	118
Amortization of intangibles	373	315	315	58	18	—	—
Cost of maintenance revenues	1,452	1,446	1,469	6	0	(23)	(2)
Cost of professional services revenues	133	112	112	21	19	—	—

Total cost of revenues	$2,231	$2,182	$2,038	$49	2%	$144	7%

Gross margin	$15,919	$23,116	$19,112	$(7,197)	(31)%	$4,004	21%

Gross margin percentage	88%	91%	90%

        Cost of revenues was $2.2 million (or 12% of total revenues) in fiscal 2009, an increase of $49,000 (or 2%) from the cost of revenues of $2.2 million (or 9% of total revenues) reported in fiscal 2008. This increase (discussed further below) was primarily due to an increase in the amortization of intangibles related to our acquisition of db4o of $95,000 and an increase in the cost of maintenance revenues to support db4o of $58,000, partially offset by favorable foreign currency fluctuations of $96,000.

        Cost of revenues was $2.2 million (or 9% of total revenues) in fiscal 2008, an increase of $144,000 (or 7%) from the cost of revenues of $2.0 million (or 10% of total revenues) reported in fiscal 2007.

This increase was primarily due to an increase in cost of license revenues of $167,000 (or 118%), and included unfavorable foreign currency fluctuations of approximately $106,000. The increase in cost of license revenues of $167,000 in fiscal 2008 as compared to fiscal 2007 was primarily related to the reversal of warranty reserves upon expiration of the warranty period in our European operations during fiscal 2007 that was not repeated in fiscal 2008. These warranty reserves were related to two consulting arrangements completed in fiscal 2006.

        Gross margin percentages (gross margin as a percentage of total revenues) remained relatively stable at 88% in fiscal 2009, 91% in fiscal 2008 and 90% in fiscal 2007.

        Cost of license revenues:    Cost of license revenues consists primarily of royalties and costs of third party products, which we resell to our customers, as well as product media and shipping and packaging costs.

        The following table summarizes the cost of license revenues (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
License:
Revenues	$9,045	$15,922	$12,681	$(6,877)	(43)%	$3,241	26%
Cost	273	309	142	(36)	(12)	167	118

Margin	$8,772	$15,613	$12,539	$(6,841)	(44)%	$3,074	25%

Margin percentage	97%	98%	99%

Fiscal 2009 Compared to Fiscal 2008

        Cost of license revenues was $273,000 (or 3% of license revenues) in fiscal 2009, remaining relatively stable in both absolute dollars and as a percentage of license revenues compared to $309,000 (or 2% of license revenues) in fiscal 2008. The decrease of $36,000 in fiscal 2009 was primarily attributable to favorable foreign currency fluctuations of $18,000.

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

        Cost of license revenues as a percentage of license revenues remained relatively stable at 2% in fiscal 2008 compared to 1% in fiscal 2007.

        Cost of maintenance revenues:    Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

        The following table summarizes the cost of maintenance revenues (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Maintenance:
Revenues	$8,833	$9,041	$8,225	$(208)	(2)%	$816	10%
Cost	1,452	1,446	1,469	6	0	(23)	(2)

Margin	$7,381	$7,595	$6,756	$(214)	(3)%	$839	12%

Margin percentage	84%	84%	82%

Fiscal 2009 Compared to Fiscal 2008

        Cost of maintenance revenues was $1.5 million (or 16% of maintenance revenues) in fiscal 2009, remaining consistent in both absolute dollars and as a percentage of maintenance revenues compared to $1.5 million (or 16% of maintenance revenues) in fiscal 2008. The slight increase of $6,000 in fiscal 2009 was primarily attributable to increased consulting costs of approximately $58,000 related to db4o technical support services and an increase in allocated overhead in our domestic operations of $25,000, substantially offset by favorable foreign currency fluctuations of $68,000.

Fiscal 2008 Compared to Fiscal 2007

        Cost of maintenance revenues was $1.4 million (or 16% of maintenance revenues) for fiscal 2008, representing a decrease of $23,000 (or 2%) from $1.5 million (or 18% of maintenance revenues) reported in fiscal 2007. The overall cost of maintenance revenues in absolute dollars remained relatively consistent in these two fiscal years. The slight decrease in absolute dollars of $23,000 was primarily due to a reduction in facility expenses of approximately $153,000 in our U.S. operations as a result of our occupying less square footage in our Redwood City facility than in our former Fremont offices. This decrease was partially offset by unfavorable foreign currency fluctuations of approximately $77,000 and an increase in salary and related expenses and bonus expense of approximately $45,000 in our U.S. operations.

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

        The following table summarizes the cost of professional services revenues (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Professional Services:
Revenues	$272	$335	$244	$(63)	(19)%	$91	37%
Cost	133	112	112	21	19	—	—

Margin	$139	$223	$132	$(84)	(38)%	$91	69%

Margin percentage	51%	67%	54%

Fiscal 2009 Compared to Fiscal 2008

        Cost of professional services revenues was $133,000 (or 49% of professional services revenues) in fiscal 2009, an increase of $21,000 (or 19%) compared to $112,000 (or 33% of professional services revenues) in fiscal 2008.

        Cost of professional services as a percentage of professional services revenues is affected by the mix of services provided (i.e., training vs. consulting) and the travel costs incurred. Versant provided more consulting service and fewer training classes in fiscal 2009 compared to fiscal 2008, and therefore incurred higher relative costs.

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

        The professional services margin percentage improved by 13% points in fiscal 2008 compared to fiscal 2007 due to increased professional services revenues in fiscal 2008 with essentially the same cost base for these services as fiscal 2007.

        Amortization of Intangible Assets:    The amortization of intangible assets in fiscal 2009 related to our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology and our fiscal 2009 acquisition of db4o.

        The following table summarizes the amortization of intangible assets (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Amortization of intangible assets:
Poet Holdings, Inc.	$189	$189	$189	$—	—%	$—	—%
JDO Genie (PTY), LTD	73	110	110	(37)	(34)	—	—
FastObjects, Inc.	16	16	16	—	—	—	—
db4o	95	—	—	95	100	—	—

Total amortization of purchased intangibles	$373	$315	$315	$58	18%	$—	—%

Fiscal 2009 Compared to Fiscal 2008

        Amortization of intangible assets was $373,000 (or 4% of license revenues) in fiscal 2009, a $58,000 (or 18%) increase compared to $315,000 (or 2% of license revenues) in fiscal 2008. The increase in fiscal 2009 was primarily due to amortization of the intangible assets acquired with the db4o business of $95,000, partially offset by a decrease of $37,000 as the JDO Genie intangible asset was fully amortized in the third quarter of fiscal 2009. We expect to incur quarterly amortization charges of approximately $77,000 for each of the first three quarters of fiscal 2010 and $73,000 for the fourth quarter of fiscal 2010.

Fiscal 2008 Compared to Fiscal 2007

        Amortization of intangible assets was $315,000 (or 2% of license revenues) in fiscal 2008, which was consistent with the amount incurred in fiscal 2007.

Operating Expenses

        Operating Expenses.    The following table summarizes our operating expenses (in thousands, except percentages) for fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Operating expenses:
Sales and marketing	$4,101	$3,620	$3,392	$481	13%	$228	7%
Research and development	3,969	4,066	3,410	(97)	(2)	656	19
General and administrative	3,665	5,479	4,401	(1,814)	(33)	1,078	24
Loss on the liquidation of a foreign subsidiary	—	—	245	—	—	(245)	(100)
Restructuring	139	—	—	139	100	—	—

Total	$11,874	$13,165	$11,448	$(1,291)	(10)%	$1,717	15%

Fiscal 2009 Compared to Fiscal 2008

        Total operating expenses were $11.9 million (or 65% of total revenues) for fiscal year 2009 and $13.2 million (or 52% of total revenues) for fiscal year 2008. The decrease of $1.3 million (or 10%) in total operating expenses in fiscal 2009 (discussed further below) resulted primarily from a $1.1 million decrease in our general and administrative expenses, due to litigation settlement-related expenses incurred in fiscal 2008 not being repeated in fiscal 2009, a decrease of $530,000 in our general and administrative expenses in fiscal 2009 related to SOX 404 compliance, and favorable foreign currency exchange fluctuations of $736,000, with these decreases partially offset by increases in sales, marketing and research and development costs of $867,000 primarily related to db4o. However, due to the decrease in total revenues from fiscal 2008 to fiscal 2009, total operating expenses represented a higher percentage of total revenues in fiscal 2009 than in fiscal 2008.

        In December 2008, we acquired db4o to further expand the scope of our solutions to include the embedded device market. Our results of operations thus include db4o transactions from the acquisition date of December 1, 2008, or eleven months in fiscal 2009.

        Sales and Marketing:    Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

        Sales and marketing expenses were $4.1 million (or 22% of revenues) for fiscal year 2009 and $3.6 million (or 14% of total revenues) for fiscal year 2008. The $481,000 (or 13%) increase in absolute dollars for fiscal 2009 was primarily due to an expansion of our U.S. sales operations, including an approximate $301,000 increase in total compensation expense, recruiting, higher facility costs attributable to additional personnel, travel and related costs associated with hiring two additional salespeople and a VP of Sales North America, and an increase of $177,000 in marketing consulting fees. The year over year increase also includes db4o-related sales and marketing expenses for an approximate $107,000 of salary and related costs for one employee, $132,000 in consulting fees and international distributor costs as well as $75,000 in advertising costs. These increases were partially offset by favorable foreign currency exchange fluctuations of $207,000. The increase in sales and marketing costs related to expansion of our U.S. sales efforts and an approximate $275,000 non-recurring separation payment made to the former Executive Vice President of Field Operations in the first quarter of fiscal 2009, and were partially offset by reduced expenses in our European operations of approximately $367,000 in salary and related expenses attributable to the departure of the Executive Vice President of Field Operations and two other sales and marketing personnel, and reduced trade show and collateral expenses of $88,000.

        As db4o was acquired on December 1, 2008, only eleven months of sales and marketing expenditures associated with db4o as described above are reflected in the Company's statement of income for fiscal year 2009 and no db4o associated expenses are reflected for fiscal year 2008.

        We expect our sales and marketing expenses to increase moderately in fiscal 2010 over fiscal 2009 due to anticipated increases in sales personnel and marketing programs as, well as expenses associated with our acquisition of db4o in December 2008, and we expect that sales and marketing expenses will continue to represent a considerable percentage of our total operating expenditures in the future.

        Research and Development:    Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

        Research and development expenses were $4.0 million (or 22% of revenues) for fiscal 2009 and $4.1 million (or 16% of revenues) in fiscal 2008. The $97,000 (or 2%) decrease in absolute dollars for research and development expenses in fiscal 2009 was due to favorable foreign currency exchange fluctuations of approximately $438,000, reduced costs of third party contractors of approximately $140,000 and decreased operating costs of $90,000 as our Indian operations begin to wind down, with these decreases being partially offset by approximately $553,000 of increased consulting and personnel costs related to db4o.

        We anticipate that we will continue to invest significant resources in research and development activities in the future to develop new products, advance the technology of our existing products and develop new business opportunities, including research and development activities related to our acquisition of db4o in December 2008. We expect our research and development expenses to remain relatively stable in fiscal 2010 compared to our research and development expense levels in fiscal 2009.

        General and Administrative:    General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

        General and administrative expenses were $3.7 million (or 20% of total revenues) in fiscal 2009 and $5.5 million (or 22% of total revenues) in fiscal 2008. The $1.8 million (or 33%) decrease in absolute dollars in general and administrative expenses in fiscal 2009 was primarily due to a decrease of $1.1 million in expenses related to the settlement of litigation occurring in fiscal 2008 and not repeated in fiscal 2009, an approximate $530,000 decrease in SOX 404 compliance costs including audit fees, consulting services and salary related expenses, an approximate decrease of $192,000 in employee bonuses due to reduced revenue and net income levels, and favorable foreign currency exchange fluctuations of approximately $91,000, with these decreases being partially offset by an $82,000 increase in share based compensation expense as a result of the higher average market value of stock option grants.

        We expect our general and administrative expenses in fiscal 2010 to increase moderately from fiscal 2009. We expect moderate cost increases related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") as our small company exemption from the attestation requirements of the Act lapses in fiscal 2010.

        Restructuring:    On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it will be closing its research and development facility in Pune, India and winding down the affairs of its subsidiary, Versant India Private Limited. The restructuring plan was undertaken to consolidate our research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. We expect the restructuring to be substantially completed during the second fiscal quarter ending April 30, 2010 and expect to incur total restructuring and other related charges ranging from $300,000 to $350,000.

        The following table reflects the restructuring charges included in operating expenses for fiscal year 2009:

Severance, retention and related charges	$32,043
Impairment of fixed assets (non-cash charges)	61,005
Impairment to other assets (non-cash charges)	41,719
Other direct costs of closure	4,587

$139,354

        There were no restructuring charges during fiscal 2008 or 2007.

Fiscal 2008 Compared to Fiscal 2007

        Total operating expenses were $13.2 million (or 52% of total revenues) in fiscal 2008 and increased $1.7 million (or 15%) from $11.4 million (or 54% of total revenues) reported in fiscal 2007. The $1.7 million (or 15%) absolute dollar increase in total operating expenses for fiscal 2008 resulted primarily from an increase in our general and administrative and research and development expenses and, to a lesser degree, from an increase in our sales and marketing expenses, discussed further below. This increase also included an unfavorable foreign currency exchange fluctuation of $695,000. However total operating expenses in fiscal 2008 represented a lower percentage of total revenues than did total operating expenses in fiscal 2007 due to higher total revenues in fiscal 2008.

        Sales and Marketing:    Sales and marketing expenses were $3.6 million (or 14% of revenues) in fiscal 2008, an increase of $228,000 (or 7%), compared to $3.4 million (or 16% of total revenues) in fiscal 2007. The $228,000 increase in absolute dollars for fiscal 2008 was primarily due to an approximate $184,000 increase in salary and related expenses as a result of the addition of three headcounts to the sales and marketing organization in our European operations, unfavorable foreign currency exchange fluctuations of approximately $247,000, an approximate $131,000 increase in share based compensation expense, primarily due to a higher market price of our stock during fiscal 2008, and an approximate $112,000 increase in marketing expenses related to advertising campaigns, trade shows and other marketing programs in both our European and U.S. operations. These increases were partially offset by an approximate $323,000 decrease in sales commission and bonus expense in our European operations due to over-performance of the sales targets in fiscal 2007 that were not repeated in fiscal 2008, and an approximate $115,000 decrease in facility expenses in our U.S. operations as a result of our occupying less square footage in our Redwood City facility than in our former Fremont offices.

        Research and Development:    Research and development expenses were $4.1 million (or 16% of revenues) for fiscal 2008, an increase of $656,000 (or 19%), compared to $3.4 million (or 16% of revenues) in fiscal 2007. The $656,000 increase in absolute dollars for research and development expenses in fiscal 2008 was mainly due to unfavorable foreign currency exchange fluctuations of approximately $338,000, an increase of approximately $257,000 as a result of using third party contractors for certain research and development projects, an approximate $139,000 increase in share based compensation expense primarily due to a higher market price of our stock during fiscal 2008, an increase of two personnel in our European operations resulting in an increase of approximately

$120,000 in salary and payroll related expenses, and an increase in building rent expense in our Indian facility of approximately $92,000 from fiscal 2007. These increases were partially offset by a decrease in research and development expenses due to headcount reductions of four personnel in our U.S. operations, resulting in a reduction of salary and payroll related expenses of approximately $186,000 during fiscal 2008, and by a decrease of approximately $84,000 in our European operations due to the fact that in fiscal 2007 we transferred certain technical support personnel to research and development projects, but did not do so in fiscal 2008.

        General and Administrative:    General and administrative expenses were $5.5 million (or 22% of total revenues) in fiscal 2008, an increase of $1.1 million (or 24%), compared to $4.4 million (or 21% of total revenues) in fiscal 2007. The $1.1 million increase in absolute dollars in general and administrative expenses in fiscal 2008 was primarily due to an $800,000 settlement of a litigation, an approximate $567,000 increase in SOX 404 related costs including audit fees, consulting services and salary related expenses, an approximate $242,000 increase in share based compensation expense primarily as a result of a higher market price for our stock in fiscal 2008, and unfavorable foreign currency exchange fluctuations of approximately $111,000. These increases were partially offset by an approximate $304,000 decrease in facility expenses in our U.S. operations as a result of our occupying lesser square footage in our Redwood City facility than in our former Fremont offices, and an approximate $219,000 decrease in bonus expense for one of our executive officers.

        Loss on the liquidation of a Foreign Subsidiary:    Loss on the liquidation of a foreign subsidiary reflects the realization of accumulated foreign currency translation adjustments related to our former U.K. subsidiary, Versant Ltd., upon completion of its liquidation in fiscal 2007.

        The loss on the liquidation of a foreign subsidiary was $245,000 (or 1% of total revenues) in fiscal 2007. We elected to liquidate Versant Ltd., our subsidiary in the United Kingdom, to reduce costs and centralize our European operations. The liquidation of Versant Ltd. was completed in the fourth quarter of fiscal 2007 and we recorded a $245,000 operating loss to reflect the realization of accumulated foreign currency translation adjustments related to Versant Ltd.

Interest and Other Income, Net

        Interest and other income, net consists of interest income earned from our cash and cash equivalents net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

        The following table summarizes our interest and other income, net (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Interest and other income, net:
Interest income	$267	$880	$531	$(613)	(70)%	$349	66%
Interest expense	—	(1)	(5)	1	100	4	80
Foreign exchange loss	(35)	(13)	(90)	(22)	(169)	77	86
Other income	—	5	96	(5)	(100)	(91)	(95)

Total	$232	$871	$532	$(639)	(73)%	$339	64%

Fiscal 2009 Compared to Fiscal 2008

        Interest and other income, net was $232,000 (or 1% of total revenues) in fiscal 2009 compared to $871,000 (or 4% of revenues) in fiscal 2008. The absolute dollar decrease of $639,000 (or 73%) was primarily due to a decrease of $566,000 in interest income from both our European and U.S. operations as a result of significantly reduced interest rates, and included unfavorable foreign currency fluctuations of approximately $54,000.

Fiscal 2008 Compared to Fiscal 2007

        Interest and other income, net was $871,000 (or 4% of total revenues) in fiscal 2008 compared to $532,000 (or 3% of revenues) in fiscal 2007. The absolute dollar increase of $339,000 (or 64%) was largely due to an increase of $349,000 in interest income from both our European and U.S. operations as a result of higher cash balances, and included favorable foreign currency fluctuations of approximately $50,000. This increase was partially offset by the absence in fiscal 2008 of other income we recognized in the third quarter of fiscal 2007 associated with the sale of excess furniture related to the relocation of our U.S. headquarters.

Provision for Income Taxes

        Provision for income taxes primarily consists of corporate income taxes for our subsidiaries in Germany and India, and, to a lesser extent, foreign withholding taxes and state income and franchise taxes in the U.S. The provision also reflects the release of the estimated realizable portion of the valuation allowance against the net deferred tax assets.

        The following table summarizes our provision for (benefit from) income taxes (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Provision for (benefit from) income taxes:
Foreign withholding taxes	$54	$253	$51	$(199)	(79)%	$202	396%
Provision for income taxes Europe	(653)	1,155	751	(1,808)	(157)	404	54
Provision for income taxes India	14	19	15	(5)	(26)	4	27
Federal, state and franchise taxes	23	4	50	19	475	(46)	(92)

Total	$(562)	$1,431	$867	$(1,993)	(139)%	$564	65%

        In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results in the most recent fiscal years and our assessment of expected future results of operations on a jurisdiction by jurisdiction basis. As of October 31, 2008, a full valuation allowance was recorded against our net deferred tax assets. Based on all the available evidence, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets in Germany. As a result, we released approximately $939,000 of our valuation allowance in fiscal year 2009 which was recorded as a one-time income tax benefit. As of October 31, 2009, we have a remaining valuation allowance of approximately $36.4 million against net deferred tax assets in the U.S. and foreign jurisdictions. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

        As of October 31, 2009, we had U.S. federal and state net operating loss carry forwards of approximately $69.9 million and $12.4 million, respectively, and U.S. federal and state tax credit carry forwards of approximately $1.4 million and $700,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2029. The U.S. federal tax credit carry forwards expire on various dates through 2023, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2009, we had German net operating tax loss carry forwards of approximately $31.4 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, we may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. The provision for income taxes in Germany included approximately $285,000, $1.2 million and $751,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes.

        Due to "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carry forwards to offset federal taxable income in future periods is subject to an annual limitation.

        We incurred foreign withholding taxes and state income and franchise taxes of approximately $77,000, $257,000 and $101,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, which we have included in our income tax provision.

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

Income from Discontinued Operations, Net of Income Taxes

        In February 2006, we sold our WebSphere consulting business to Sima Solutions, a privately held company, in exchange for a one-time cash payment plus certain contingent payments during a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of the WebSphere consulting practice for fiscal 2008 and fiscal 2007 as income from discontinued operations, net of income taxes. (Our results for fiscal 2009 do not include any amounts from discontinued operations since our rights to receive revenues terminated in January, 2008.) Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice.

        The following table summarizes our income from discontinued operations, net of income taxes (in thousands, except percentages) in fiscal 2009, 2008 and 2007:

	Fiscal Year Ended October 31,			Fiscal 2009 vs 2008 Increase (Decrease)		Fiscal 2008 vs 2007 Increase (Decrease)
	2009	2008	2007	In Dollars	Percentage	In Dollars	Percentage
Income from discontinued operations, net of income taxes	$—	$98	$304	$(98)	(100)%	$(206)	(68)%

Fiscal 2008 Compared to Fiscal 2007

        Under the Asset Purchase Agreement dated February 1, 2006 between Sima Solutions and Versant, we were entitled to receive contingent earn-out payments from Sima related to the WebSphere business for a 24-month period following the closing of the Agreement. This 24-month payment period expired on January 31, 2008.

        Income from discontinued operations, net of income taxes was $98,000 in fiscal 2008 compared to $304,000 in fiscal 2007. Income from discontinued operations in fiscal 2008 and fiscal 2007 represented royalty payments from Sima during these two fiscal years.

Liquidity and Capital Resources

Cash and Cash Equivalents

        In fiscal 2009, we financed our operations and met our capital expenditure requirements primarily through cash flows from operations. As of October 31, 2009, we had cash and cash equivalents of approximately $27.8 million, an increase of $578,000 over the $27.2 million of cash and cash equivalents we held at October 31, 2008.

        As of October 31, 2009, $14.7 million of our $27.8 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $4.8 million was held in foreign currencies.

        The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of October 31, 2009
	Local Currency	U.S. Dollar
Cash in foreign currency:
Euros	€ 2,936	$4,347
British Pound	£15	24
Indian Rupee	Rs 18,069	383

Total		$4,754

        We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2009 were comprised of $1.2 million of unfavorable foreign currency fluctuations on our revenues, $96,000 of favorable foreign currency fluctuations on our cost of revenues, and $736,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $409,000 in our operating income for fiscal 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2010.

        Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro. This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well. Additionally, we held approximately 83% of our total cash balances at October 31, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

        In relation to our cash balances held overseas, there were no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States. However, we may be subject to income tax withholding in the source countries and to U.S. federal and state income taxes in the future if the payment or transfer of cash from our subsidiaries to the U.S. parent were to be classified as a dividend. Other payments made by our European overseas subsidiaries in the ordinary course of business (e.g. payment of royalties or interest from the subsidiaries to the U.S. parent) were generally not subject to income tax withholding due to tax treaties.

        Our cash equivalents primarily consist of time deposits and money market accounts; accordingly, our interest rate risk is not considered significant.

        In December 2008, we committed $2.6 million in cash (including $300,000 of contingent payments) to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.).

        On December 1, 2008, Versant's Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. The stock repurchase program expired by its terms on October 31, 2009. Versant acquired 222,688 common shares on the open market for approximately $3.2 million at an average purchase price of $14.52 per share under this stock repurchase program.

        The stock repurchase activity under the stock repurchase program during the three months and fiscal year ended October 31, 2009 is summarized as follows:

	Total Number of Shares Purchased	Average Price(1) Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value That May Yet Be Purchased Under the Plans or Programs
Period:
August 1, 2009–August 31, 2009	1,678	$14.95	1,678	$1,995,907
September 1, 2009–September 30, 2009	14,633	$15.65	14,633	$1,766,901
October 1, 2009–October 31, 2009	—	$—	—	$1,766,901

Three months ended October 31, 2009	16,311	$15.58	16,311
December 1, 2008–July 31, 2009	206,377	$14.43	206,377

Fiscal year 2009 stock repurchase activity	222,688	$14.52	222,688

(1)
Average price paid per share is calculated on a settlement basis and excludes commission.

        On November 30, 2009, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any time by the Company.

        Taking into consideration the cash outflows related to potential common stock repurchases and with our current and estimated revenues, collections and cost structure, we expect to operate with a moderate negative cash flow in fiscal 2010.

Cash Flows from Operating Activities

        This table aggregates certain line items from our cash flow statements for the following fiscal years to present the key items affecting our operating activities (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$4,839	$9,489	$7,633
Loss on the liquidation of a foreign subsidiary	—	—	245
Net income from discontinued operations	—	(98)	(304)
Non-cash adjustments	895	1,505	1,052
Accounts receivable	778	(536)	689
Other assets	(75)	(18)	266
Accounts payable, accrued liabilities and other liabilities	(632)	(929)	195
Deferred revenues	(15)	(748)	324
Deferred rent	(19)	(7)	(62)

Net cash provided by operating activities	$5,771	$8,658	$10,038

        The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are payments for personnel related expenditures and facilities costs.

Fiscal 2009

        We generated $5.8 million of cash flows from operations in fiscal 2009. This was primarily derived from $4.8 million in net income and a reduction in trade accounts receivable of $778,000 partially offset by a $632,000 reduction in accounts payables and other liabilities.

        Non-cash adjustments were approximately $895,000, as reflected in our cash flow statement in fiscal 2009, which were primarily share based compensation expense of $970,000, depreciation and amortization expense of $710,000 and restructuring charges of $135,000 partially offset by the deferred income tax benefit of $939,000. Non-cash adjustments may increase or decrease in the future and, as a result, this might positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

        The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

        We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in future periods, due to the timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 55 days, 51 days and 38 days for the three months ended October 31, 2009, October 31, 2008 and October 31, 2007, respectively.

        Our working capital was $26.8 million as of October 31, 2009 compared to $25.4 million as of October 31, 2008.

Fiscal 2008

        We generated $8.7 million of cash flows from operations in fiscal 2008. This was primarily derived from $9.5 million in net income offset by a $929,000 reduction in accounts payables and other liabilities.

        Non-cash adjustments were $1.5 million, as reflected in our cash flow statement in fiscal 2008, which were primarily share based compensation expense of $921,000 and depreciation and amortization expense of $638,000.

        Our working capital was $25.4 million as of October 31, 2008 compared to $15.3 million as of October 31, 2007.

Fiscal 2007

        We generated $10.0 million of cash flows from operations in fiscal 2007. This was primarily derived from $7.6 million in net income and a $955,000 reduction in accounts receivables and other assets.

        Non-cash adjustments were $1.1 million, as reflected in our cash flow statement in fiscal 2007, which were primarily depreciation and amortization expense of $637,000 and share based compensation expense of $416,000.

        Our working capital was $15.3 million as of October 31, 2007 compared to $6.2 million as of October 31, 2006.

Cash Flows from Investing Activities

        This table aggregates certain line items from our cash flow statements for the following fiscal years to present the key items affecting our investing activities (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
Cash flows from investing activities:
Acquisition of business	$(2,383)	$—	$—
Proceeds from sale of property and equipment	—	—	58
Purchases of property and equipment	(164)	(240)	(735)

Net cash used in investing activities	$(2,547)	$(240)	$(677)

        Our primary uses of cash in investing activities have typically been for the purchases of property and equipment (mostly information technology related equipment). In fiscal year 2009, the cash used in investing activities primarily relates to our acquisition of db4o for $2.4 million in December 2008.

Fiscal 2009

        In fiscal 2009, net cash used in investing activities was approximately $2.5 million, primarily attributable to the acquisition of db4o for $2.4 million and included $164,000 for the purchase of property and equipment.

        We anticipate a moderate increase in our overall spending related to property and equipment in fiscal 2010 compared to fiscal 2009.

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

Cash Flows from Financing Activities

        This table sets forth certain line items from our cash flow from financing activities (in thousands) for the following fiscal years:

	Fiscal Year Ended October 31,
	2009	2008	2007
Cash flows from financing activities:
Proceeds from sale of common stock	$285	$792	$499
Repurchases of common stock	(3,242)	—	—
Principal payments under capital lease obligations	(4)	(10)	(15)

Net cash (used in) provided by financing activities	$(2,961)	$782	$484

        Our primary use of cash in financing activities has been the repurchase of common stock under our stock repurchase program announced in December 2008, partially offset by cash proceeds from sales of common stock under our employee stock option and stock purchase plans.

Fiscal 2009

        In fiscal 2009, $3.0 million of cash was used in financing activities comprised of the following:

  •
  Cash inflows of $285,000 in proceeds from the sale of common stock under our stock option and employee stock purchase plans,

  •
  Cash used to repurchase Versant common stock of $3.2 million, and

  •
  Principal payments of $4,000 under capital lease obligations.

        Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of October 31, 2009 we had approximately 368,000 shares available to issue under our current equity incentive and director plans. The timing of the issuance of options under these plans, the duration and timing of their vesting schedules and their grant price will all impact the timing of any exercises and proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

        On November 30, 2009 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any time by the Company.

        Our former $3.0 million credit facility with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2010.

Fiscal 2008

        In fiscal 2008, $782,000 of cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $792,000 in proceeds from the sale of common stock under our stock option and employee stock purchase plans, and

  •
  Principal payments of $10,000 under capital lease obligations.

Fiscal 2007

        In fiscal 2007, $484,000 of cash was provided by financing activities comprised of the following:

  •
  Cash inflows of $499,000 in proceeds from the sale of common stock under our stock option and employee stock purchase plans, reduced by

  •
  Principal payments of $15,000 under capital lease obligations.

Commitments and Contingencies

        Our principal commitments as of October 31, 2009 consist of obligations under operating leases for facilities and equipment commitments.

        As reported in Note 6, Lease Obligations of the Notes to Consolidated Financial Statements under Item 8 of Part II, of this report, in September 2009 the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters. The resulting change to future minimum lease payments is reflected in our minimum commitments table below.

        Our minimum commitments under non-cancelable operating leases not recorded on our Consolidated Balance Sheet as of October 31, 2009 are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Fiscal year ending October 31,
2010	$363	$6	$369
2011	375	—	375
2012	383	—	383
2013	302	—	302
Thereafter	199	—	199

Total	$1,622	$6	$1,628

        In December 2008, we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.6 million, including $300,000 of contingent payments of which $100,000 was paid to Servo in May 2009 and $90,000 paid in November 2009. An additional contingent payment of up to $90,000 to Servo may become payable in May 2010.

        On November 30, 2009 Our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company's working capital.

        After taking into account potential common stock repurchases under our current stock repurchase program, we believe that our existing cash and cash equivalents and cash forecast from operations will be sufficient to finance our operations during the next twelve months.

        A $3.0 million credit facility we had with a financial institution expired by its terms in June 2007, and we currently do not anticipate establishing another credit or loan facility in fiscal 2010.

Recent Accounting Pronouncements

        For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Consolidated Financial Statements under item 8 of this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk.

        We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2009 were comprised of $1.2 million of unfavorable foreign currency fluctuations on our revenues, $96,000 of favorable foreign currency fluctuations on our cost of revenues, and $736,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $409,000 in our operating income for fiscal 2009. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2010.

        Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro. This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well. Additionally, we held approximately 83% of our total cash balances at October 31, 2009 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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
Consolidated Balance Sheets as of October 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended October 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended October 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended October 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements:
Note 1—The Company and Basis of Presentation
Note 2—Summary of Significant Accounting Policies
Note 3—Fair Value Measurements
Note 4—Valuation and Qualifying Accounts and Reserves
Note 5—Acquisition, Goodwill and Intangible Assets
Note 6—Lease Obligations
Note 7—Stockholders' Equity and Income Per Share
Note 8—Stock Repurchase Program
Note 9—Employee and Director Benefit Plans
Note 10—Share Based Compensation
Note 11—Settlement of Litigation
Note 12—Restructuring
Note 13—Liquidation of a Foreign Subsidiary
Note 14—Income Taxes
Note 15—Discontinued Operations
Note 16—Subsequent Events
Note 17—Selected Quarterly Information

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

        Management assessed the effectiveness of Versant's internal control over financial reporting as of October 31, 2009. In making its evaluation of the effectiveness of Versant's internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on its assessment of internal control over financial reporting, Versant's management has concluded that, as of October 31, 2009, Versant's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding the effectiveness of internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ Jerry Wong
Jerry Wong Vice President, Finance and Chief Financial Officer January 29, 2010
/s/ Jochen Witte
Jochen Witte President and Chief Executive Officer January 29, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Versant Corporation and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Versant Corporation and Subsidiaries (collectively, the "Company") as of October 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and Subsidiaries at October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
San Francisco, California
January 29, 2010

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	October 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,812	$27,234
Trade accounts receivable, net of allowance for doubtful accounts of $36 and $16 at October 31, 2009 and 2008, respectively	2,251	2,801
Deferred income taxes	939	—
Other current assets	633	399

Total current assets	31,635	30,434
Property and equipment, net	488	670
Goodwill	8,410	6,720
Intangible assets, net	802	565
Other assets	38	172

Total assets	$41,373	$38,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$154	$371
Accrued liabilities	1,215	1,542
Deferred revenues	3,475	3,120

Total current liabilities	4,844	5,033
Deferred revenues	177	317
Other long-term liabilities	95	57

Total liabilities	5,116	5,407

Stockholders' equity:
Common stock, no par value, 7,500,000 shares authorized, 3,552,946 shares issued and outstanding at October 31, 2009, and 3,746,581 shares issued and outstanding at October 31, 2008	95,730	97,717
Accumulated other comprehensive income, net	434	183
Accumulated deficit	(59,907)	(64,746)

Total stockholders' equity	36,257	33,154

Total liabilities and stockholders' equity	$41,373	$38,561

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

	Fiscal Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007
Revenues:
License	$9,045	$15,922	$12,681
Maintenance	8,833	9,041	8,225
Professional services	272	335	244

Total revenues	18,150	25,298	21,150

Cost of revenues:
License	273	309	142
Amortization of intangible assets	373	315	315
Maintenance	1,452	1,446	1,469
Professional services	133	112	112

Total cost of revenues	2,231	2,182	2,038

Gross profit	15,919	23,116	19,112

Operating expenses:
Sales and marketing	4,101	3,620	3,392
Research and development	3,969	4,066	3,410
General and administrative	3,665	5,479	4,401
Loss on the liquidation of a foreign subsidiary	—	—	245
Restructuring	139	—	—

Total operating expenses	11,874	13,165	11,448

Income from operations	4,045	9,951	7,664
Interest and other income, net	232	871	532

Income from continuing operations before income taxes	4,277	10,822	8,196
Income tax benefit (expense)	562	(1,431)	(867)

Net income from continuing operations	4,839	9,391	7,329
Net income from discontinued operations, net of income taxes	—	98	304

Net income	$4,839	$9,489	$7,633

Basic income per share:
Net income from continuing operations	$1.33	$2.52	$2.01
Net income from discontinued operations, net of income taxes	$—	$0.02	$0.08

Net income per share, basic	$1.33	$2.54	$2.09
Diluted income per share:
Net income from continuing operations	$1.32	$2.48	$1.98
Net income from discontinued operations, net of income taxes	$—	$0.03	$0.08

Net income per share, diluted	$1.32	$2.51	$2.06
Shares used in per share calculation:
Basic	3,626	3,729	3,649
Diluted	3,663	3,783	3,708
Non-cash share based compensation included in the above expenses:
Cost of revenues	$59	$58	$65
Sales and marketing	$137	$221	$90
Research and development	$218	$178	$39
General and administrative	$556	$464	$222

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in thousands, except for share amounts)

	Common			Accumulated Other Comprehensive Income
			Accumulated Deficit		Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount
Balance at October 31, 2006	3,596,968	$95,089	$(81,818)	$521	$13,792
ESPP	29,468	183			183
Exercise of stock options	45,488	316			316
Non-cash share based compensation expense		416			416
Net income			7,633		7,633	7,633
Foreign currency translation adjustments				825	825	825

Total comprehensive income						$8,458

Balance at October 31, 2007	3,671,924	$96,004	$(74,185)	$1,346	$23,165
Adjustment to retained earnings related to ASC §740			(50)		(50)
ESPP	18,984	290			290
Exercise of stock options	55,673	502			502
Non-cash share based compensation expense		921			921
Net income			9,489		9,489	9,489
Foreign currency translation adjustments				(1,163)	(1,163)	(1,163)

Total comprehensive income						$8,326

Balance at October 31, 2008	3,746,581	$97,717	$(64,746)	$183	$33,154
Repurchases of common stock	(222,688)	(3,242)			(3,242)
ESPP	15,691	164			164
Exercise of stock options	13,362	121			121
Non-cash share based compensation expense		970			970
Net income			4,839		4,839	4,839
Foreign currency translation adjustments				251	251	251

Total comprehensive income						$5,090

Balance at October 31, 2009	3,552,946	$95,730	$(59,907)	$434	$36,257

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended October 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$4,839	$9,489	$7,633
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	—	(98)	(304)
Loss on the liquidation of a foreign subsidiary	—	—	245
Deferred income tax benefit	(939)	—	—
Depreciation and amortization	337	323	322
Amortization of intangible assets	373	315	315
Share based compensation	970	921	416
Restructuring charges	135	—	—
Provision for (recovery of) bad debt allowance	19	(54)	(1)
Changes in assets and liabilities:
Trade accounts receivable	778	(536)	689
Other assets	(75)	(18)	266
Accounts payable	(233)	224	(1)
Accrued liabilities and other long-term liabilities	(418)	(1,160)	134
Deferred revenues	(15)	(748)	324

Net cash provided by operating activities	5,771	8,658	10,038

Cash flows from investing activities:
Acquisition of business	(2,383)	—	—
Proceeds from sale of property and equipment	—	—	58
Purchases of property and equipment	(164)	(240)	(735)

Net cash used in investing activities	(2,547)	(240)	(677)

Cash flows from financing activities:
Proceeds from issuance of common stock	285	792	499
Repurchases of common stock	(3,242)	—	—
Principal payments under capital lease obligations	(4)	(10)	(15)

Net cash (used in) provided by financing activities	(2,961)	782	484

Effect of foreign exchange rate changes on cash and cash equivalents	315	(1,150)	706

Net increase in cash and cash equivalents from operating, investing and financing activities	578	8,050	10,551
Net increase in cash and cash equivalents from discontinued operations—operating activities	—	98	304
Cash and cash equivalents at beginning of period	27,234	19,086	8,231

Cash and cash equivalents at end of period	$27,812	$27,234	$19,086

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$1	$5
Income taxes	$713	$1,806	$150

See accompanying notes to consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling voting interest (subsidiaries) required to be consolidated in accordance with Financial Accounting Standards Board (FASB) guidance pursuant to Accounting Standards Codification (ASC) 810, Consolidation. All significant intercompany accounts and transactions among consolidated companies have been eliminated in consolidation.

        The financial position and operating results of foreign operations are consolidated using the local currency as their functional currency. Local currency assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated using rates that approximate the average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of stockholders' equity as a component of accumulated other comprehensive income.

  Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company's cash and other cash equivalents at October 31, 2009 and October 31, 2008 consisted of deposits in banks, short-term time deposits and money market funds. As of October 31, 2009 and 2008 cash balances held in foreign financial institutions were $14.7 million and $9.5 million, respectively.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Concentration of Credit Risk

        The Company's financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents, with balances which may exceed insured limits, with financial institutions and invests in highly rated short-term securities. The Company maintains an allowance for doubtful accounts as an estimate of the inability of its customers to make required payments. The allowance was $36,000 and $16,000 at October 31, 2009 and October 31, 2008, respectively. The amount of the Company's allowance is based on historical experience and an analysis of its accounts receivable balances. Credit losses to date have been within management's expectations. However, actual results could differ from such estimates.

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

        The following table summarizes the breakdown of the Company's property and equipment as of October 31, 2009 and October 31, 2008 (in thousands):

	As of October 31,
	2009	2008
Property and equipment:
Computer equipment	$1,508	$1,344
Furniture and Fixtures	555	483
Software	749	649
Leasehold improvements	60	60
Capital lease and other assets	35	35

	2,907	2,571
Less: accumulated depreciation and amortization	(2,419)	(1,901)

Total	$488	$670

        Total depreciation expense for fiscal 2009, fiscal 2008 and fiscal 2007 was $337,000, $323,000, and $322,000, respectively.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Impairment of Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. As required by ASC 350, Intangibles—Goodwill and Other, the Company evaluates its goodwill for impairment on an annual basis.

        In accordance with ASC 350, Goodwill, we test for any goodwill impairment within our single Data Management operating segment and reporting unit. FASB guidance requires that goodwill be tested for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events. The Company uses the market approach to assess the fair value of its assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of the Company's assets is estimated by summing the fair value of its equity (as indicated by the Versant publicly traded share price and shares outstanding plus an estimated control premium) less its liabilities. Under this approach, if the estimated fair value of the Company's assets is greater than their carrying value, then there is no goodwill impairment. If the estimated fair value of the Company's assets is less than their carrying value, an allocation would be made of the reporting unit's estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit's goodwill carrying amount and would be recorded in operating results during the period of such impairment.

        Versant performed its annual evaluations of the Company's goodwill based on the requirements of ASC 350 in October 2009, October 2008 and October 2007. As a result of these impairment tests and valuation analysis, Versant determined that no impairment charges against the Company's goodwill were required in fiscal 2009, fiscal 2008 and fiscal 2007.

        Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets with definite lives are carried at cost less accumulated amortization. Identifiable intangibles are currently amortized using the straight-line method over useful lives ranging from 5-9 years. Intangible assets consist of acquired technology, customer relationships and trade names. Versant tests and evaluates its intangible assets for impairment whenever indicators of potential impairment are identified.

        In fiscal 2009, fiscal 2008 and fiscal 2007, there were no triggering events to indicate impairment of Versant's intangible assets, and the Company did not perform impairment tests and valuation analysis of its intangible assets. Versant determined that the value of the Company's intangible assets had been fairly recorded in its financial statements, and therefore, no impairment charges against the Company's intangible assets related to the Company's Poet, FastObjects, JDO Genie and db4o acquisitions were recorded in fiscal 2009, fiscal 2008 and fiscal 2007.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Revenue Recognition

        We recognize revenues in accordance with GAAP, as set forth in:

  •
  ASC 985-605, Software, Revenue Recognition (formerly known as and comprised of Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions),

  •
  ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts (formerly known as SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.)

        The Company's revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or "PCS") and, to a lesser degree, agreements for consulting and training activities.

        Versant uses the residual method to recognize revenues when a license agreement includes one or more elements to be delivered by the Company at a future date. If there is an undelivered element under the license arrangement, the Company defers revenues based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, the Company defers all revenues from that transaction until sufficient evidence of the fair value exists or until all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the fair value of such undelivered elements. Versant typically does not offer discounts on future undeveloped products.

        Revenues from software license arrangements, including prepaid license fees, are recognized when all of the following criteria are met:

  •
  Persuasive evidence of an arrangement exists.

  •
  Delivery has occurred and there are no future deliverables except PCS.

  •
  The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, we recognize the revenues as payments become due in accordance with ASC 985-605.

  •
  Collection is reasonably assured.

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

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Versant categorizes its customers into two broad groups, End-Users and Value Added Resellers (VARs). End-User customers are companies who use Versant's products internally and do not redistribute the Company's product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, Original Equipment Manufacturers ("OEMs") and other vendors who redistribute Versant's products to their external third party customers, either separately or as part of an integrated product.

        Versant licenses its data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses Versant's software product. Prior to an End-User customer being able to deploy an application that it has developed under the Company's development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using Versant's product or, for certain applications, the number of users. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to Versant of a nonrefundable amount for future deployment.

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

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On occasion, at a customer's request, Versant performs engineering work to port the Company's products to an unsupported platform, to customize its software for specific functionality, or other non-routine technical assignment. In these instances, Versant recognizes revenues in accordance with ASC 605-35, Construction-Type and Production-Type Contracts, and uses either the time and material percentage of completion method or the completed contract method for recognizing revenues. The Company uses the percentage of completion method if it can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. The Company periodically reviews these estimates in connection with the work performed and rates actually charged and recognizes any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

  Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. dollar at the current exchange rates in effect on the balance sheet date and revenues and expenses are translated using rates that approximate the average rates of exchange during the period. Gains and losses from translation adjustments are included in stockholders' equity on the consolidated balance sheets captioned as accumulated other comprehensive income, net.

  Other Comprehensive Income

        Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consist of cumulative foreign currency translation adjustments.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the breakdown of comprehensive income for the years ended October 31, 2009, October 31, 2008 and October 31, 2007 (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
Net income, as reported	$4,839	$9,489	$7,633
Foreign currency translation adjustment	251	(1,163)	825

Other comprehensive income	$5,090	$8,326	$8,458

  Warranties and Indemnification Obligations

        The Company recognizes warranty and indemnification obligations under ASC 460, Guarantees. This FASB guidance requires a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

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

        In Europe, there is typically a one-year warranty period for all of the Company's products and services. In fiscal 2006, pursuant to consulting engagements with certain European customers, Versant recorded a $128,000 warranty reserve based on historical experience and expected need at that time in its consolidated financial statements. These warranty reserves were subsequently reversed during the fourth quarter of fiscal 2007 upon expiration of the one-year warranty period. As of October 31, 2009, Versant has provided no warranty reserve balance in its consolidated financial statements.

  Deferred Revenue

        Deferred revenue represents amounts billed to customers under certain maintenance, software and service contracts for which the revenue earning process has not been completed and revenue has not

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

been recognized. Deferred revenues are recognized as revenue ratably over the life of the contract or when the service is rendered and the Company has satisfied all other revenue recognition criteria.

	As of October 31,
	2009	2008
Deferred revenue:
Short-term deferred maintenance	$3,475	$3,120
Long-term deferred maintenance	177	317

	$3,652	$3,437

  Accrued Liabilities

        The breakdown of short-term accrued liabilities for the fiscal years ended October 31, 2009 and October 31, 2008 were as follows:

	As of October 31,
	2009	2008
Accrued liabilities:
Payroll and related	$737	$923
Taxes payable	1	226
Deferred rent	10	17
Other	467	376

	$1,215	$1,542

  Software Development Costs

        Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with ASC 985-20, Software, Costs of Software to Be Sold, Leased or Marketed. The time period between achieving technological feasibility, which Versant has defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has generally been short, and therefore to date, software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended October 31, 2009, October 31, 2008 and October 31, 2007.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes based on ASC 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2006, FASB issued guidance which clarifies the accounting for income taxes by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted this guidance on its income tax positions on November 1, 2007 and the adoption of the new guidance did not have a material effect on the Company's financial condition or results of operations.

        The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2004.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

        The Company applies the net basis of income statement presentation for taxes collected from customers and remitted to government authorities.

  Share Based Compensation

        The Company maintains share based compensation plans which allow for the issuance of stock options and restricted common stock to executives, directors and certain employees. The Company also maintains an employee stock purchase plan ("ESPP") that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

        Under the fair value recognition guidance of ASC 718, Compensation, Stock Compensation, share based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company uses the Black-Scholes model to value option awards.

        Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected terms and forfeiture rates. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing share based compensation expense based on historical rates and forward-looking factors. We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

  Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. No matching contributions to employees' voluntary contributions to the 401(k) plan were made by the Company in fiscal years 2009, 2008 and 2007.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Restructuring and Related Charges

        Restructuring charges are recognized and measured according to the provisions of ASC 420, Exit or Disposal Cost Obligations, which requires a liability for a cost associated with an exit or disposal activity to be recognized at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Restructuring charges include employee termination and related costs, contract termination costs, and other costs directly associated with exit activities, including impairment of property and other assets. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred.

  Segment and Geographic Information

        ASC 280, Segment Reporting establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by non-aggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of income. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

        The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

        The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
Total revenues by geographic area:
North America	$6,964	$9,292	$9,679
Europe	10,656	13,275	10,672
Asia	530	2,731	799

Total	$18,150	$25,298	$21,150

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As of October 31,
	2009	2008
Total long-lived assets by geographic area:
North America	$164	$229
Europe	287	383
Asia	75	230

Total	$526	$842

  Recent Accounting Pronouncements

  Multiple-Deliverable Revenue Arrangements

        In September 2009, new guidance was issued related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2011. Early adoption is permitted and we are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

  FASB Accounting Standards Codification

        In June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification"). The Codification has become the single source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the United States. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009 (October 31, 2009 for the Company). The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have any impact on the Company's financial position, results of operations, or cash flows.

  Subsequent Events

        In May 2009, new guidance under ASC 855, Subsequent Events, was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009 (July 31, 2009 for the Company) and did not have a material impact on the financial statements. The Company has evaluated subsequent events through the date of this filing.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Intangibles—Goodwill and Other

        In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations, or cash flow.

  Business Combinations

        In December 2007, new guidance was issued providing greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We do not expect that the adoption of this new guidance will have an impact on our historical consolidated financial position, cash flows or results of operations.

        In April 2009, additional guidance was issued which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. This new rule is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company).

  Amendments to Variable Interest Entity Guidance

        In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a Company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company). We do not expect that the adoption of this new guidance will have an impact on our historical consolidated financial position, cash flows and results of operations.

  Fair Value Measurements

        In September 2006, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. This topic does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This guidance is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company). We adopted ASC 820 for financial assets and liabilities in the first quarter of 2009. Adoption of ASC 820 had no material effect on our financial statements.

        In August 2009, the FASB issued additional guidance regarding fair value measurements. This guidance provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In these circumstances, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with U.S. GAAP (e.g. an income approach or market approach). This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. This guidance is effective for fiscal years and fiscal quarters beginning after August 26, 2009 (November 1, 2009 for the Company). The adoption of this standard is not anticipated to have any impact on our financial position or results of operations.

NOTE 3.    FAIR VALUE MEASUREMENTS

        ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

        The FASB guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Statement 157 establishes three levels of inputs that may be used to measure fair value:

  •
  Level 1: quoted prices in active markets for identical assets or liabilities;

  •
  Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 3.    FAIR VALUE MEASUREMENTS (Continued)

    can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

  •
  Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Assets Measured at Fair Value on a Recurring Basis

        Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of October 31, 2009 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$12,945	$—	$—
Time deposits	13,366	—	—

Total	$26,311	$—	$—

        Our valuation techniques used to measure the fair values of our money market funds and time deposits were derived from quoted market prices, as all of these instruments have original maturities within 90 days from our date of purchase, and active markets for these instruments exist.

NOTE 4.    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Versant evaluates and revises its bad debt allowance as part of its quarter end process at each subsidiary and corporate level. The Company's management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. The Company also assigns a general reserve to all its overdue accounts, excluding the non-routine items.

        The following table summarizes the activities in the Company's allowance for doubtful accounts (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
Allowance for doubtful accounts:
Beginning balance	$16	$68	$62
Adjustments to provision	20	(52)	6

Ending balance	$36	$16	$68

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 5.    ACQUISITION, GOODWILL AND INTANGIBLE ASSETS

  Acquisition

        On December 1, 2008, the Company acquired the assets of the database software business of privately-held Servo Software, Inc. or "Servo" (formerly known as db4objects, Inc.) pursuant to an asset purchase agreement between Versant and Servo dated December 1, 2008 (the "db4o Purchase Agreement"). The acquisition of the db4o assets allows Versant to provide an open source object database software solution targeting the embedded device market. Our results of operations include db4o transactions from the acquisition date of December 1, 2008.

        The total purchase price of $2,383,201 consists of the following:

        a)    Initial cash payment of $2,100,000 made in December 2008; and

        b)    Direct transaction costs of $183,201; and

        c)     Contingent deferred payment of $100,000 due June 1, 2009.

        Under the terms of the db4o Purchase Agreement, in consideration of its acquisition of the assets of the db4o business, Versant paid Servo the above-mentioned closing payment of $2,100,000 in cash, agreed to pay up to a maximum of an additional $300,000 payable in three contingent deferred payments of up to $100,000 each during the 18-month period immediately following the December 1, 2008 acquisition date and assumed certain liabilities of Servo under certain contracts included among the db4o assets. The three contingent deferred payments of up to $100,000 each are payable on the dates that are six months, twelve months and eighteen months, respectively, following the December 1, 2008 acquisition date. The Company made the first contingent deferred payment of $100,000 to Servo on May 29, 2009, and the second payment of $90,000 on November 30, 2009. Each of these contingent payments is subject to adjustment and reduction if certain former key service providers to Servo cease, for certain reasons, to be employed by or to provide services to Versant as a full-time employee or a full-time independent contractor. Consequently, the remaining contingent deferred payment amount is subject to reduction dependent on the retention of these identified key service providers.

        Under the purchase method of accounting, the total purchase price for the db4o assets was allocated to db4o's net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date, with the excess of the purchase price over these aggregate fair values recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which values each intangible asset based upon the estimated impact on the Company's expected future after-tax cash flows and discounts the net changes in the Company's expected future after-tax cash flows to present value. The discount was based on an analysis of the

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 5.    ACQUISITION, GOODWILL AND INTANGIBLE ASSETS (Continued)

weighted-average cost of capital for the industry. The Company's allocation of the purchase price for the db4o assets and liabilities is summarized below:

Tangible net assets acquired	$83,400
Customer relationships	210,000
Developed technology	300,000
Trade name	100,000
Goodwill	1,689,801

$2,383,201

        Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer relationships, developed technology and trade name are nine, five and five years, respectively. The weighted average amortization period of the db4o intangible assets is 6.4 years. Changes to the allocation of the purchase price for the acquisition may occur as additional information (such as contingent payments) becomes available.

        db4o's results of operations for periods prior to this acquisition were not material to the Company's condensed consolidated statements of income and, accordingly, pro forma financial information has not been presented.

  Goodwill

        The following table presents goodwill balances and acquisitions of, and adjustments to, goodwill during the fiscal year ended October 31, 2009 (in thousands):

	Net carrying amount as of October 31, 2008	Goodwill acquired	Net carrying amount as of October 31, 2009
Goodwill:
Versant Europe	$241	$—	$241
Poet Holdings, Inc.	5,752	—	5,752
FastObjects, Inc.	677	—	677
JDO Genie (PTY), LTD	50	—	50
db4o	—	1,690	1,690

Total	$6,720	$1,690	$8,410

        Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2009 and determined there was no impairment.

        The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 5.    ACQUISITION, GOODWILL AND INTANGIBLE ASSETS (Continued)

  Intangible Assets

        The Company's intangible assets' balances as of October 31, 2009 and October 31, 2008 are as follows (in thousands):

	As of October 31, 2009			As of October 31, 2008
Intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Poet Holdings, Inc. Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,643	$276	$1,919	$1,454	$465
JDO Genie (PTY), LTD. Developed Technology (Amortized over 5 years)	550	550	0	550	477	73
db4o-Developed Technology (Amortized over 5 years)	300	55	245	—	—	—
db4o-Customer Relationships (Amortized over 9 years)	210	21	189	—	—	—
FastObjects, Inc. Customer Relationships (Amortized over 6 years)	148	137	11	148	121	27
db4o-Trade Name (Amortized over 5 years)	100	19	81	—	—	—

Total	$3,227	$2,425	$802	$2,617	$2,052	$565

        Aggregate amortization expense for intangible assets was $373,000, $315,000 and $315,000, respectively, for the fiscal years ended October 31, 2009, October 31, 2008 and October 31, 2007, respectively.

        The projected amortization of the Company's existing intangible assets as of October 31, 2009 is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2010	$304
2011	190
2012	103
2013	103
Thereafter	102

Total	$802

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 6.    LEASE OBLIGATIONS

        Versant's principal commitments as of October 31, 2009 consist of obligations under operating leases for facilities and equipment commitments.

        Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg, Germany and Pune, India under multi-year operating lease agreements.

        On July 17, 2009, the Company entered into an Office Building Lease with DIC DP Hamburg Halenreie Gmbh, pursuant to which the Company has leased approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease has a term of sixty months, which commenced in December 2009. The total rent payable over the full sixty month lease term will be approximately $885,000.

        On September 3, 2009, the Company and CA-Shorebreeze Limited Partnership entered into the First Amendment (the "Amendment") of an Office Building Lease executed between the parties on March 23, 2007. The Amendment extends the term of the Company's lease of approximately 6,800 square feet in an office facility located in Redwood City, California for an additional term of three years to May 31, 2013. The total rent payable over the thirty-six month extended lease term will be approximately $553,000.

        Consolidated rent expense in fiscal years ended October 31, 2009, 2008 and 2007, was approximately $507,000, $550,000, and $735,000, respectively.

        The Company's future annual minimum commitments as of October 31, 2009 under non-cancelable operating leases are listed as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Fiscal year ending October 31,
2010	$363	$6	$369
2011	375	—	375
2012	383	—	383
2013	302	—	302
Thereafter	199	—	199

Total	$1,622	$6	$1,628

NOTE 7.    STOCKHOLDERS' EQUITY AND INCOME PER SHARE

        Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 7.    STOCKHOLDERS' EQUITY AND INCOME PER SHARE (Continued)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended October 31,
	2009	2008	2007
Net income from continuing operations	$4,839	$9,391	$7,329
Net income from discontinued operations, net of income taxes	—	98	304

Net income	$4,839	$9,489	$7,633

Calculation of basic net income per share:
Weighted average common shares outstanding	3,626	3,729	3,649
Net income from continuing operations	$1.33	$2.52	$2.01
Net income from discontinued operations, net of income taxes	$—	$0.02	$0.08

Net income per share, basic	$1.33	$2.54	$2.09

Calculation of diluted net income per share:
Weighted average common shares outstanding	3,626	3,729	3,649
Dilutive effect of employee and director stock options	37	54	59

Weighted average common shares outstanding and
potentially dilutive common shares	3,663	3,783	3,708

Net income from continuing operations	$1.32	$2.48	$1.98
Net income from discontinued operations, net of income taxes	$—	$0.03	$0.08

Net income per share, diluted	$1.32	$2.51	$2.06

        The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Versant's stock during the period. For the years ended October 31, 2009, 2008 and 2007, 182,000, 22,000 and 34,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

NOTE 8.    STOCK REPURCHASE PROGRAM

        On December 1, 2008, Versant's Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. The stock repurchase program expired by its terms on October 31, 2009. Versant acquired 222,688 common shares on the open market for approximately $3.2 million at an average purchase price of $14.52 per share under the stock repurchase program.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 8.    STOCK REPURCHASE PROGRAM (Continued)

        On November 30, 2009 Versant's Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any time by the Company.

NOTE 9.    EMPLOYEE AND DIRECTOR BENEFIT PLANS

        Versant has, or had during fiscal 2009, the following option plans in place:

  •
  2005 Equity Incentive Plan

        The 2005 Equity Incentive Plan was approved by Versant's shareholders in August 2005 to replace the Company's 1996 Equity Incentive Plan. Upon adoption of the 2005 Equity Incentive Plan, the Company immediately terminated use of the 1996 Equity Incentive Plan. Under the 2005 Equity Incentive Plan, the Company is authorized to grant stock options, restricted stock awards and stock bonuses. These options are generally granted to its employees with a three-year vesting schedule in which 25% of the option vests and becomes exercisable nine months from the grant date and the remaining 75% vests ratably, on a monthly-basis thereafter over the remaining 27 months of the vesting schedule. All options granted to employees under the Company's 2005 Equity Incentive Plan expire no later than ten years after the grant date.

  •
  1996 Equity Incentive Plan

        Although the 1996 Equity Incentive Plan has since expired by its terms, options to purchase a total of 14,197 shares originally granted under this Plan were still outstanding as of October 31, 2009.

  •
  2005 Directors' Stock Option Plan

        The 2005 Directors' Stock Option Plan was approved by Versant's shareholders in August 2005 to replace the Company's 1996 Directors' Stock Option Plan. Upon adoption of the 2005 Directors' Stock Option Plan, the Company immediately terminated use of the 1996 Directors' Stock Option Plan. Under the 2005 Directors' Stock Option Plan, Versant grants 4,000 options as an initial grant to new directors on the Board who are not employees of the Company or of a parent, subsidiary or affiliate of the Company ("Outside Directors") and grants 4,000 additional options to each Outside Director as an annual succeeding grant thereafter. Both initial and succeeding option grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 2005 Directors' Stock Option Plan must expire no later than ten years after the grant date.

  •
  1996 Directors' Stock Option Plan

        As of October 31, 2009, a total of 18,488 options remain outstanding under Versant's 1996 Directors' Stock Option Plan. Versant ceased granting options under its 1996 Directors' Stock Option Plan in August 2005 and no further options will be granted under the 1996 Directors' Stock Option Plan.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 9.    EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

  •
  Assumed Poet Options and Plans

        Versant acquired all of Poet's stock option plans in connection with our March 2004 acquisition of Poet. As of October 31, 2009, a total of 21,094 options remain outstanding under these Poet plans. No further options will be granted under any of Poet's option plans.

  •
  2005 Employee Stock Purchase Plan

        The 2005 Employee Stock Purchase Plan was approved by Versant's shareholders in August 2005 to replace the Company's 1996 Employee Stock Purchase Plan. Upon adoption of the 2005 Employee Stock Purchase Plan, the Company immediately terminated use of the 1996 Employee Stock Purchase Plan and ceased to issue stock under the 1996 Employee Stock Purchase Plan, and instead thereafter issued stock under the 2005 Employee Stock Purchase Plan. The number of common shares initially reserved under the 2005 Employee Stock Purchase Plan was equal to the number of shares that were reserved and available for issuance under the 1996 Employee Stock Purchase Plan on the date of the approval of the new plan.

        Under the Employee Stock Purchase Plan, employees may defer up to 10% of their compensation to purchase shares of our common stock at a purchase price equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable six month offering period or the applicable purchase date. As of October 31, 2009, approximately 61,000 shares were available for future issuance.

Shares Reserved for Future Issuance

        As of October 31, 2009, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	61,259
Stock options available for grant	306,916
Unexercised stock options	385,842

Balance as of October 31, 2009	754,017

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 9.    EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Activities

        The stock option activities in fiscal years 2009, 2008 and 2007 were as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price
Balance as of October 31, 2006	193,234	184,590	$16.89
Authorized	200,000	—	—
Granted	(108,866)	108,866	14.57
Exercised/expired	(34,422)	(45,488)	6.94
Canceled	12,486	(12,486)	35.80
Balance as of October 31, 2007	262,432	235,482	$16.75
Authorized	50,000	—	—
Granted	(127,100)	127,100	22.40
Exercised/expired	(1,201)	(55,673)	9.01
Canceled	3,585	(3,585)	29.64
Balance as of October 31, 2008	187,716	303,324	$20.40
Authorized	220,000	—	—
Granted	(153,050)	153,050	13.55
Exercised/expired	(4,920)	(13,362)	9.09
Canceled	57,170	(57,170)	17.88
Balance as of October 31, 2009	306,916	385,842	$18.45

NOTE 10.    SHARE BASED COMPENSATION

        Beginning in fiscal 2006, Versant has accounted for share-based compensation costs in accordance with ASC 718, Compensation, Stock Compensation. Under the fair value recognition guidance of ASC 718, share based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant. This model requires the use of assumptions, including expected volatility, expected term, risk-free interest rate and dividend yield, some of which require significant management judgment. Further, the Company estimates forfeiture rates for those options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which are generally three years under the Company's Equity Incentive Plans and two years under the Directors Stock Option Plans. While the estimate of fair value and the associated charge to earnings materially impacts the Company's results of operations, it has no impact on its cash position.

        Versant employs historical volatility over a period equal to the expected term of the options as the basis for estimating expected volatility. The Company, however, takes into account all available current information to determine the expected volatility. As of October 31, 2009, Versant uses historical volatility as the best estimate of the future volatility of its common stock.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 10.    SHARE BASED COMPENSATION (Continued)

        Versant bases the expected term of its options on historical exercise data, while considering other factors that could possibly impact the future life of the options. As of October 31, 2009, the Company determined that the estimated expected life of an employee share option granted under the Company's Equity Incentive Plan was 3.1 years. The expected life for the options granted under the Directors' Plans to the board members who are not full time employees of Versant is 5.75 years. Versant used the simplified method allowed by SEC Staff Accounting Bulletin Nos.107 and 110 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two.

        Versant uses the Treasury Constant Maturities rates reported by The Federal Reserve to approximate the risk free interest rate. Versant has not distributed any dividends to its common stockholders and does not expect to do so in the near future.

        Versant uses historical forfeiture data, modified by any available relevant information to arrive at the estimated forfeiture rate. ASC 718 requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up if the actual forfeiture rate is different from the one applied in prior periods. As of October 31, 2009, Versant uses an 8% expected forfeiture rate for employee stock options.

        Versant estimates the fair value of employee rights to purchase shares under its employee stock purchase plan, or "ESPP", using the Black-Scholes Option Pricing Model.

        The purchase price of shares which employees may acquire under the Company's ESPP, at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Versant records compensation expense based on the estimated fair value of the shares granted under the ESPP.

        Versant does not expect to realize any current tax benefits in fiscal 2009 related to stock options or shares issued under its ESPP. Versant currently provides a full valuation allowance for its domestic deferred tax assets and accordingly, a valuation allowance is also provided for any tax effects of share based compensation expense.

        The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options			ESPP
	Fiscal Year Ended October 31,			Fiscal Year Ended October 31,
	2009	2008	2007	2009	2008	2007
Assumptions:
Volatility	56%–73%	57%–88%	71%–107%	59%–65%	48%–52%	52%–80%
Expected life (in years)	2.4–5.75 years	2.3–5.75 years	2.2–5.75 years	6 months	6 months	6 months
Weighted average risk-free interest rate	0.82%–2.58%	2.32%–3.22%	4.17%–4.85%	0.29%–0.45%	2.01%–3.31%	4.76%–5.00%
Dividend yield	—	—	—	—	—	—

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 10.    SHARE BASED COMPENSATION (Continued)

        Share based compensation expense recognized in the consolidated statements of income related to the stock option plans and the ESPP for fiscal 2009, fiscal 2008 and fiscal 2007 was as follows:

	Fiscal year ended October 31,
	2009	2008	2007
Stock-based compensation expense:
Stock Options	$933	$807	$320
ESPP	37	114	96

Total	$970	$921	$416

        The following table summarizes the changes in stock option activities under the Company's equity-based compensation plans during fiscal 2009 and fiscal 2008:

	Fiscal Year Ended October 31,
	2009		2008
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	303	$20.40	235	$16.75
Granted	153	13.55	127	22.40
Exercised	(13)	9.10	(56)	9.01
Forfeited and expired	(57)	17.88	(3)	29.64

Outstanding at the end of the period	386	$18.45	303	$20.40

Options exercisable at the end of the fiscal year	264	$19.69	184	$21.73

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 10.    SHARE BASED COMPENSATION (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2009:

	Options Outstanding			Options Exercisable
	Number outstanding at October 31, 2009 (in thousands)	Weighted average remaining contractual life	Weighted average exercise price	Number outstanding at October 31, 2009 (in thousands)	Weighted average remaining contractual life	Weighted average exercise price
Exercise Prices:
From $3.00 to $6.00	24	4.66	$4.39	24	4.66	$4.39
From $6.13 to $9.20	26	5.85	7.02	26	5.85	7.02
From $10.20 to $16.00	175	8.53	12.98	89	7.90	12.42
From $17.19 to $40.00	153	7.64	22.37	117	7.50	22.73
From $42.00 to $122.20	7	0.78	96.26	7	0.78	96.26
From $465.50 to $1,287.00	1	0.28	629.80	1	0.28	629.80

	386	7.60	$18.45	264	7.02	$19.69

Options expected to vest as of October 31, 2009	378	7.57	$18.49

Aggregate intrinsic value of options (in thousands)	$1,590			$1,117

Aggregate intrinsic value of shares expected to vest (in thousands)	$1,569

        The aggregate intrinsic value of stock options outstanding and exercisable, and vested or expected to vest, at October 31, 2009 was based on the closing price of our common stock on October 31, 2009 of $18.44 per share.

        The summary of the status of Versant's nonvested shares as of October 31, 2009 and changes during the fiscal year ended October 31, 2009 is as follows:

	Shares (in thousands)	Weighted average grant date fair value
Nonvested shares:
Nonvested at October 31, 2008	143	$9.62
Granted	153	5.52
Vested	(100)	8.90
Forfeited	(50)	6.82

Nonvested at October 31, 2009	146	$7.54

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 10.    SHARE BASED COMPENSATION (Continued)

        Additional information related to the fair value of Versant's stock options as of October 31, 2009, 2008 and 2007 is as follows:

	Fiscal Year Ended October 31,
	2009	2008	2007
	(in thousands, except for per share amounts)
Weighted average grant date fair value
of options granted (per share)	$5.52	$10.67	$8.33
Total fair value of options granted	$844	$1,376	$908
Total fair value of shares vested	$898	$747	$240
Total intrinsic value of options exercised	$89	$1,139	$581

        The total unrecognized compensation costs related to non-vested options were $951,000 at October 31, 2009 and will be recognized over a weighted average period of approximately 1.5 years. Future stock option grants and the intrinsic value of ESPP shares will increase the unrecognized compensation, whereas quarterly amortization and the vesting of the existing stock option grants will reduce it.

NOTE 11.    SETTLEMENT OF LITIGATION

        Versant's software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. A former customer of the Company sought indemnification from Versant for alleged infringement of intellectual property rights related to a product that Versant discontinued in 2004. The customer's indemnification claims included seeking recovery of costs it incurred in defending a now settled suit brought against the customer by a third party who had asserted that such third party's intellectual property rights had been infringed. The Company and this former customer reached a settlement agreement with respect to this pending litigation on June 3, 2008 for a cash settlement payment of $800,000 and a full mutual release of claims. The Company had previously recorded a contingency reserve for this litigation of approximately $63,000 in the fiscal quarter ended January 31, 2007. As a result of this settlement, an additional charge of $800,000 was recorded to general and administrative expenses for the fiscal quarter ended April 30, 2008, which is reflected in the accompanying consolidated statement of income for fiscal 2008 to reflect this settlement. A payment of $62,500 was made to the former customer during the fiscal quarter ended April 30, 2008, and a settlement payment of $800,000 was made to the former customer during the fiscal quarter ended July 31, 2008.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 12.    RESTRUCTURING

        In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it will be closing its research and development facility in Pune, India and winding down the affairs of its subsidiary, Versant India Private Limited ("Versant India"). The restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. The Company expects the restructuring to be substantially completed during the second fiscal quarter ending April 30, 2010 and expects to incur total restructuring and other charges ranging from $300,000 to $350,000.

        The following table reflects the type and amount of these restructuring charges included in operating expenses for fiscal year 2009:

Severance, retention and related charges	$32,043
Impairment of fixed assets (non-cash charges)	61,005
Impairment to other assets (non-cash charges)	41,719
Other direct costs of closure	4,587

$139,354

        The following table reflects the restructuring charges included in accrued liabilities on the consolidated balance sheets:

Restructuring accrual balance as of October 31, 2008	$—
Provision for employee termination costs	32,043

Restructuring accrual balance as of October 31, 2009	$32,043

NOTE 13.    LIQUIDATION OF A FOREIGN SUBSIDIARY

        In fiscal 2007, Versant elected to liquidate Versant Ltd., its subsidiary in the United Kingdom, to reduce costs and centralize European operations. The liquidation of Versant Ltd. was completed in the fourth quarter of fiscal 2007.

        Upon the completion of the liquidation of Versant Ltd. in October 2007, Versant recorded a $245,000 operating loss to reflect the realization of accumulated foreign currency translation adjustments related to Versant Ltd. A corresponding amount was recorded to eliminate accumulated other comprehensive loss, a component of equity, previously recorded in Versant Ltd.'s balance sheet. This loss represents the net unrealized foreign currency translation losses accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of Versant Ltd.

NOTE 14.    INCOME TAXES

        The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 14.    INCOME TAXES (Continued)

effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding realizability exists.

        Income before provision for income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
United States	$(1,015)	$2,050	$2,404
International	5,292	8,870	6,096

	$4,277	$10,920	$8,500

        The provision for income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	24	4	50
Foreign	299	1,174	766
Foreign withholding	54	253	51

Total current	377	1,431	867

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(939)	—	—

Total deferred	(939)	—	—

Total provision for income tax expense (benefit)	$(562)	$1,431	$867

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 14.    INCOME TAXES (Continued)

        The provision for income tax expense (benefit) differs from the amount estimated by applying the statutory federal income tax rate (35%) to income before taxes as follows (in thousands):

	Fiscal Year Ended October 31,
	2009	2008	2007
Federal Tax at statutory rate	$1,497	$3,822	$2,975
State tax at statutory rate, net of federal benefit	(138)	491	442
Change in valuation allowance	(711)	(8,387)	(2,636)
Foreign tax differential	(1,299)	959	(10)
Foreign tax dividend	—	2,650	—
Decrease in tax credits	—	1,853	—
Other	89	43	96

	$(562)	$1,431	$867

        The components of the net deferred tax asset were as follows (in thousands):

	As of October 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$35,307	$35,331
Tax credit carryforwards	1,815	1,756
Other	255	62

	37,377	37,149
Valuation allowance	(36,438)	(37,149)

Net deferred tax asset	$939	$—

        At October 31, 2009, the Company had federal and state net operating loss carry forwards of $69.9 million and $12.4 million, respectively, and federal and state tax credit carry forwards of $1.4 million and $700,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2029. The federal tax credit carry forwards expire on various dates through 2023. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2009, the Company had German net operating tax loss carry forwards of approximately $31.4 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, the Company may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income.

        In evaluating Versant's ability to utilize its deferred tax assets, management of the Company considers all available positive and negative evidence, including past operating results in the most recent fiscal years and an assessment of expected future results of operations on a jurisdiction by jurisdiction basis. As of October 31, 2008, a full valuation allowance was recorded against the Company's net deferred tax assets. Based on all the available evidence, management concluded that it had become more likely than not that a portion of net deferred tax assets in Germany would be

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 14.    INCOME TAXES (Continued)

realized. As a result, Versant released approximately $939,000 of the valuation allowance in fiscal year 2009 which was recorded as an income tax benefit. As of October 31, 2009, the Company has a remaining valuation allowance of approximately $36.4 million against net deferred tax assets in the U.S. and foreign jurisdictions. Significant management judgment is required to determine when, in the future, it will become more likely than not that additional net deferred tax assets will be realized. Management will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results. Management does not anticipate significant changes to its uncertain tax positions through October 31, 2010.

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

        The Company adopted the provisions of ASC 740, Income taxes related to uncertain tax positions on November 1, 2007. During the year ended October 31, 2009, the amount of unrecognized tax benefits decreased $71,000 due to the completion of a foreign income tax examination covering fiscal years 2006 and 2007.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of October 31, 2008	$1,700
Additions for current year tax positions	—
Additions for prior years tax positions	—
Reductions for prior years tax positions	—
Settlements	(71)

Balance as of October 31, 2009	$1,629

        If recognized, $1.3 million of these unrecognized tax benefits would affect the effective tax rate.

        The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2004.

NOTE 15.    DISCONTINUED OPERATIONS

        On February 1, 2006 Versant completed the sale of the assets associated with its WebSphere consulting practice to Sima Solutions ("Sima"), a privately held U.S. based company. Versant's WebSphere practice provided consulting and training services to end-users of IBM's WebSphere® application server software. As a result of this transaction, Versant ceased conducting its WebSphere

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2009

NOTE 15.    DISCONTINUED OPERATIONS (Continued)

consulting practice. In connection with Versant's sale of its WebSphere assets, certain employees of Versant, who formerly worked in Versant's WebSphere Practice, joined Sima.

        The WebSphere transaction, based on ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for fiscal 2008 and fiscal 2007 as discontinued operations. Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

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

        During fiscal 2008 and fiscal 2007, Versant recorded $98,000 and $304,000 respectively, in royalty payments from WebSphere as income from discontinued operations.

        Our results for fiscal 2009 do not include any amounts related to the Websphere sale transaction as Versant's rights to receive revenues terminated in January 2008.

NOTE 16.    SUBSEQUENT EVENTS

        On November 30, 2009, Versant's Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company's working capital.

NOTE 17.    SELECTED QUARTERLY INFORMATION (unaudited)

        Summarized quarterly supplemental consolidated financial information for fiscal 2009 and 2008 is as follows (in thousands, except per share amounts):

	Fiscal 2009 Quarters Ended				Fiscal 2008 Quarters Ended
	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,
Revenues	$4,139	$4,433	$3,959	$5,619	$5,993	$6,300	$6,721	$6,284
Cost of revenues	549	573	532	577	535	526	552	570
Gross profit	3,590	3,860	3,427	5,042	5,458	5,774	6,169	5,714
Operating expenses	3,015	2,884	2,609	3,366	3,066	3,082	4,035	2,981
Income from operations	575	976	818	1,676	2,392	2,692	2,134	2,733
Net income from continuing operations	1,610	891	776	1,562	2,233	2,658	1,977	2,523
Income from discontinued operations, net of income tax	—	—	—	—	—	—	16	82
Net income	$1,610	$891	$776	$1,562	$2,233	$2,658	$1,993	$2,605
Net income per share
Basic	$0.45	$0.25	$0.21	$0.42	$0.60	$0.71	$0.54	$0.71
Diluted	$0.45	$0.25	$0.21	$0.42	$0.59	$0.70	$0.53	$0.69

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2009, the end of the fiscal period covered by this report on Form 10-K. Securities and Exchange Commission, or SEC, rules define the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting.

        The information required to be furnished pursuant to this item is set forth under the caption "Report of Management on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        The certifications of Versant's Chief Executive Officer and Chief Financial Officer attached as Exhibit 31.01 and Exhibit 31.02 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning Versant's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained or incorporated by reference in this Item 9A(T) for a more complete understanding of the matters covered by such certifications. The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to Versant, including its consolidated subsidiaries, is made known to them by other personnel of Versant on a timely basis and internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These disclosure controls and procedures and internal control over financial reporting were designed and adopted in good faith for these purposes, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

Item 9B.    Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The Board has adopted a Code of Conduct and Ethics that applies to Versant's principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. This Code of Conduct and Ethics is posted on our website at http://www.versant.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://www.versant.com on the investors' relations page.

        The remainder of the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

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

VERSANT CORPORATION

Dated: January 29, 2010	/s/ JERRY WONG Jerry Wong Vice President, Finance Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ JOCHEN WITTE Jochen Witte	President and Chief Executive Officer and Director	January 29, 2010
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ JERRY WONG Jerry Wong	Vice President, Finance and Chief Financial Officer	January 29, 2010
ADDITIONAL DIRECTORS:
/s/ UDAY BELLARY Uday Bellary	Director	January 29, 2010
/s/ WILLIAM HENRY DELEVATI William Henry Delevati	Director	January 29, 2010
/s/ HERBERT MAY Herbert May	Director	January 29, 2010
/s/ BERNHARD WOEBKER Bernhard Woebker	Director	January 29, 2010

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.01	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. †	8-K	000-28540	09/29/03	99.1
2.02	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	333-110444	2/2/04	2.2
2.03	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). †	8-K	000-28540	9/17/04	2.01
2.04	Asset Purchase Agreement as of February 1, 2006 between Versant Corporation and Sima Solutions	8-K	000-28540	02/7/06	2.01
3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	333-113871	03/24/04	4.01
3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	000-28540	8/26/05	3.1
3.03	Registrant's Amended and Restated Bylaws	8-K	000-28540	3/02/07	3.01
10.01	Registrant's 2005 Equity Incentive Plan, as amended**	S-8	333-159931	06/12/09	99.01
10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant's 2005 Equity Incentive Plan**	S-8	333-130601	12/22/05	99.02
10.03	Registrant's 2005 Directors' Stock Option Plan, as amended**	S-8	333-159931	06/12/09	99.05
10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant's 2005 Directors Stock Option Plan**	S-8	333-130601	12/22/05	99.04
10.05	Registrant's 2005 Employee Stock Purchase Plan, as amended **	8-K	000-28540	06/12/09	99.03
10.06	Forms of Enrollment Form and Subscription Agreement under Registrant's 2005 Employee Stock Purchase Plan**	S-8	333-130601	12/22/05	99.06
10.07	Registrant's 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	333-107956	08/14/03	4.06
10.08	Registrant's 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	000-28540	2/15/05	10.02
10.09	Registrant's 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	333-87922	05/09/02	4.05
10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	3/24/04	4.05
10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	333-113871	3/24/04	4.06

				Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	3/24/04	4.07
10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	333-113871	3/24/04	99.01
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	000-28540	2/15/05	10.09
10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2		7/16/96
10.16	Joint Employment Agreement and Managing Director Service Contract with CEO**	10-Q	000-28540	09/09/09	10.03
10.17	Retention Incentive Agreement with Chief Financial Officer**	10-Q	000-28540	09/09/09	10.04
10.18	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	000-28540	03/31/99	10.35
10.19	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	000-28540	07/13/99	10.04
10.20	Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	6/13/07	10.01
10.21	Separation Agreement between Thomas Huben and Versant Gmbh dated as of December 2, 2008**	10-Q	000-28540	03/13/09	10.01
10.22	First Amendment dated September 3, 2009 to Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	09/09/09	10.01
10.23	English Summary of Office Building Lease dated July 17, 2009 between Versant Gmbh and DIC DP Hamburg Halanreie Gmbh q	10-Q	000-28540	09/09/09	10.02
21.01	Subsidiaries of the Registrant					☒
23.01	Consent of Grant Thornton LLP, Independent Registered Accounting Firm					☒
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒
32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☒
32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☒

†
Pursuant to Item 601(b)(2) of Regulations of S-K, certain annexes, exhibits and schedules to this Exhibit have been omitted but will be furnished supplementally to the Commission upon request.

q
This exhibit is an English summary of a foreign language document pursuant to Rule 306 of Regulation S-T.

**
Management contract or compensatory plan.