Form 10-Q
period 2010-01-31
VERSANT CORP
filed 2010-03-17
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer.” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☒ No

As of March 15, 2010, there were outstanding 3,486,376 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended January 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	January 31,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$27,099	$27,812
Trade accounts receivable, net of allowance for doubtful accounts of $8 and $36 at January 31, 2010 and October 31, 2009, respectively	3,553	2,251
Deferred income taxes	879	939
Other current assets	609	633
Total current assets	32,140	31,635

Property and equipment, net	490	488
Goodwill	8,499	8,410
Intangible assets, net	725	802
Other assets	38	38
Total assets	$41,892	$41,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$273	$154
Accrued liabilities	1,068	1,215
Deferred revenues	4,128	3,475
Total current liabilities	5,469	4,844

Deferred revenues	180	177
Other long-term liabilities	107	95
Total liabilities	5,756	5,116

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,511,974 shares issued and outstanding at January 31, 2010, and 3,552,946 shares issued and outstanding at October 31, 2009	95,389	95,730
Accumulated other comprehensive income, net	149	434
Accumulated deficit	(59,402)	(59,907)
Total stockholders’ equity	36,136	36,257
Total liabilities and stockholders’ equity	$41,892	$41,373

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2010	2009

Revenues:
License	$2,459	$3,243
Maintenance	1,984	2,314
Professional services	12	62
Total revenues	4,455	5,619

Cost of revenues:
License	81	65
Amortization of intangible assets	77	93
Maintenance	390	383
Professional services	10	36
Total cost of revenues	558	577

Gross profit	3,897	5,042

Operating expenses:
Sales and marketing	1,186	1,186
Research and development	1,044	993
General and administrative	923	1,187
Restructuring	43	—
Total operating expenses	3,196	3,366

Income from operations	701	1,676
Interest and other income, net	10	154
Income before provision for income taxes	711	1,830
Provision for income taxes	206	268

Net income	$505	$1,562

Net income per share:
Basic	$0.14	$0.42
Diluted	$0.14	$0.42

Shares used in per share calculation:
Basic	3,537	3,723
Diluted	3,575	3,760

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2010	2009
Cash flows from operating activities:
Net income	$505	$1,562

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	88
Amortization of intangible assets	77	93
Share based compensation expense	316	233
Provision for (recovery of) bad debt allowance	(27)	43
Changes in assets and liabilities:
Trade accounts receivable	(1,429)	(2,764)
Other assets	3	84
Accounts payable	153	168
Accrued liabilities and other long-term liabilities	(114)	96
Deferred revenues	817	1,266
Net cash provided by operating activities	394	869

Cash flows from investing activities:
Acquisition of business	(90)	(2,257)
Purchases of property and equipment	(116)	(26)
Net cash used in investing activities	(206)	(2,283)

Cash flows from financing activities:
Proceeds from issuance of common stock	89	116
Repurchases of common stock	(746)	(1,107)
Principal payments under capital lease obligations	—	(3)
Net cash used in financing activities	(657)	(994)

Effect of foreign exchange rate changes on cash and cash equivalents	(244)	(73)
Net decrease in cash and cash equivalents	(713)	(2,481)
Cash and cash equivalents at beginning of period	27,812	27,234
Cash and cash equivalents at end of period	$27,099	$24,753

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$—
Income taxes	$174	$215

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

The financial statements included herein reflect all adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2009. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed on January 29, 2010 (File/Film No. 000-28540/10558485). The Company’s operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending October 31, 2010, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

NOTE 2.  FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market for the transaction and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The FASB guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of January 31, 2010 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Money market funds	$11,795	$—	$—
Time deposits	12,826	—	—
Total	$24,621	$—	$—

Our valuation techniques used to measure the fair values of our money market funds and time deposits were derived from quoted market prices, as all of these instruments have maturity dates (if any) within 90 days from our date of purchase, and active markets for these instruments exist.

NOTE 3.  ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

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

The total purchase price of $2.5 million consists of the following:

a)             Initial cash payment of $2.1 million made in December 2008;

b)             Direct transaction costs of $182,000;

c)              Contingent deferred payment of $100,000 due June 1, 2009; and

d)             Contingent deferred payment of $90,000 due November 1, 2009.

Under the terms of the db4o Purchase Agreement, in consideration of its acquisition of the assets of the db4o business, Versant paid Servo the above-mentioned closing payment of $2.1 million in cash, agreed to pay up to a maximum of an additional $300,000 payable in three contingent deferred payments of up to $100,000 each during the 18-month period immediately following the December 1, 2008 acquisition date and assumed certain liabilities of Servo under certain contracts included among the db4o assets. The three contingent deferred payments of up to $100,000 each are payable on the dates that are six months, twelve months and eighteen months, respectively, following the December 1, 2008 acquisition date. The Company made the first contingent deferred payment of $100,000 to Servo on May 29, 2009 and the second payment of $90,000 on November 30, 2009. Each of these contingent payments is subject to adjustment and reduction if certain former key service providers to Servo cease, for certain reasons, to be employed by or to provide services to Versant as a full-time employee or a full-time independent contractor. Consequently, the remaining contingent deferred payment amount is subject to reduction dependent on the retention of these identified key service providers.

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

The Company’s allocation of the purchase price for the db4o assets and liabilities is summarized below (in thousands):

Tangible net assets acquired	$83
Customer relationships	210
Developed technology	300
Trade name	100
Goodwill	1,779
$2,472

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

Goodwill

The following table presents goodwill balances and acquisitions of, and adjustments to, goodwill during the three months ended January 31, 2010 (in thousands):

	Net Carrying Amount As of October 31, 2009	Goodwill Acquired	Adjustments to Goodwill	Net Carrying Amount As of January 31, 2010
Goodwill:
Versant Europe	$241	$—	$—	$241
Poet Holdings, Inc.	5,752	—	—	5,752
FastObjects, Inc.	677	—	—	677
JDO Genie (PTY), LTD	50	—	—	50
db4o	1,690	90	(1)	1,779
Total	$8,410	$90	$(1)	$8,499

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2009 and determined there was no impairment.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of January 31, 2010 and October 31, 2009 are as follows (in thousands):

	As of January 31, 2010			As of October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc.- Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,690	$229	$1,919	$1,643	$276
db4o-Developed Technology (Amortized over 5 years)	300	70	230	300	55	245
db4o-Customer Relationships (Amortized over 9 years)	210	27	183	210	21	189
FastObjects, Inc.- Customer Relationships (Amortized over 6 years)	148	141	7	148	137	11
db4o-Trade Name (Amortized over 5 years)	100	24	76	100	19	81
Total	$2,677	$1,952	$725	$2,677	$1,875	$802

Aggregate amortization expense for intangible assets was $77,000 for the three months ended January 31, 2010 and $93,000 for the three months ended January 31, 2009.

The projected amortization of the Company’s existing intangible assets as of January 31, 2010 is as follows (in thousands):

Amortization
Nine months ending October 31, 2010	$226
Fiscal year ending October 31,
2011	190
2012	104
2013	103
2014	30
Thereafter	72
Total	$725

NOTE 4.  LEASE COMMITMENTS

Versant’s principal commitments as of January 31, 2010 consist of obligations under operating leases for facilities and equipment commitments.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg, Germany and Pune, India under multi-year operating lease agreements.

On July 17, 2009, the Company entered into an Office Building Lease, pursuant to which the Company has leased approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease has a term of sixty months, which commenced in December 2009. The total rent payable over the full sixty month lease term will be approximately $877,000.

On September 3, 2009, the Company entered into the First Amendment (the “Amendment”) of an Office Building Lease executed on March 23, 2007.  The Amendment extends the term of the Company’s lease of approximately 6,800 square feet in an office facility located in Redwood City, California for an additional term of three years to May 31, 2013.  The total rent payable over the thirty-six month extended lease term will be approximately $553,000.

Our minimum commitments under non-cancelable operating leases not recorded on our Condensed Consolidated Balance Sheet are as follows (in thousands):

	Facilities	Equipment
	Leases	Leases	Total
	(unaudited)
Nine months ending October 31, 2010	$241	$3	$244
Fiscal year ending October 31,
2011	376	—	376
2012	384	—	384
2013	304	—	304
2014	186	—	186
Thereafter	15	—	15
Total	$1,506	$3	$1,509

NOTE 5.  STOCK REPURCHASE PROGRAM

On November 30, 2009 Versant’s Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010 on the open market, in block trades or otherwise. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

Since announcement of the stock repurchase program, Versant has acquired 49,542 common shares on the open market for approximately $744,000 at an average purchase price of $15.03 per share, leaving approximately $4.3 million in authorized funds available for future repurchases of stock under this program at January 31, 2010.

On December 1, 2008, Versant’s Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. The stock repurchase program expired by its terms on October 31, 2009. Versant acquired 222,688 common shares on the open market for approximately $3.2 million at an average purchase price of $14.52 per share under this stock repurchase program.

NOTE 6.   NET INCOME PER SHARE

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	January 31,	January 31,
	2010	2009

Net income	$505	$1,562

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,537	3,723

Net income per share, basic	$0.14	$0.42

Calculation of diluted net income per share:
Weighted Average - common shares outstanding	3,537	3,723
Dilutive effect of employee and director stock options	38	37
Weighted Average - common shares outstanding and potentially dilutive common shares	3,575	3,760

Net income per share, diluted	$0.14	$0.42

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method. For the three months ended January 31, 2010 and 2009, 284,000 and 187,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

NOTE 7.  SHARE BASED COMPENSATION

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

	Stock Options		ESPP
	Three Months Ended January 31,		Three Months Ended January 31,
	2010	2009	2010	2009
Assumptions:
Volatility	56%	61%	42%-59%	48%-65%
Expected life	3.3 years	2.4 years	6 months	6 months
Weighted average risk-free interest rate	1.87%	0.93%	0.15%-0.29%	0.45%-2.01%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of income related to the Company’s stock option plans and the ESPP was as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2010	2009
Share based compensation expense:

Stock Options	$298	$248
ESPP	18	(15)
Total	$316	$233

Share based compensation recognized in the condensed consolidated statements of income by category of award was as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2010	2009
Share based compensation expense:

Cost of revenues	$22	$10
Sales and marketing	75	40
Research and development	67	44
General and administrative	152	139
Total	$316	$233

The following table summarizes the changes in stock option activities under the Company’s equity-based compensation plans during the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31,
	2010		2009
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	386	$18.45	303	$20.40
Granted	134	18.61	119	13.13
Exercised	—	10.03	(7)	8.17
Forfeited and expired	(7)	21.09	(33)	15.07
Outstanding at the end of the period	513	$18.46	382	$18.82

Options exercisable at the end of the period	284	$19.37	196	$21.64

NOTE 8.       RESTRUCTURING

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it will be closing its research and development facility in Pune, India and winding down the affairs of its subsidiary, Versant India Private Limited (“Versant India”). The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $182,000 as of January 31, 2010. The Company expects the restructuring to be substantially completed during the second fiscal quarter ending April 30, 2010 and expects to incur total restructuring and other charges ranging from $300,000 to $350,000.

The following table reflects the type and amount of these restructuring charges included in operating expenses for the three months ended January 31, 2010 (in thousands):

Severance, retention and related charges	$38
Other direct costs of closure	5
$43

The following table reflects the restructuring charges included in accrued liabilities on the consolidated balance sheets (in thousands):

Restructuring accrual balance as of October 31, 2009	$32

Payment of employee termination costs	(32)
Restructuring accrual balance as of January 31, 2010	$—

NOTE 9.    OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Comprehensive income for the three month periods ended January 31, 2010 and January 31, 2009 is as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2010	2009

Net income, as reported	$505	$1,562
Foreign currency translation adjustment	(285)	(66)
Comprehensive income	$220	$1,496

NOTE 10.  INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date.  The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding realizability exists. The Company had net deferred tax assets of $879,000 and $939,000 as of January 31, 2010 and October 31, 2009, respectively.

The Company has significant deferred tax assets arising primarily from net operating loss carry forwards in the U.S., California and in Germany. Ultimately, the realization of the Company’s deferred tax assets is dependent upon generation of sufficient future taxable income during those periods in which Versant’s net operating loss and tax credit carry forwards can be utilized. In evaluating Versant’s ability to utilize its deferred tax assets, management of the Company considers all available positive and negative evidence, including past operating results in the most recent fiscal years and an assessment of expected future results of operations on a jurisdiction by jurisdiction basis.

The Company has experienced substantial past tax losses in its U.S. operations, including in fiscal 2009, and expects to experience a loss for tax purposes in fiscal 2010. Due to the lack of forecasted future taxable income and the relative size of the Company’s Federal and California net operating loss carry forwards, considerable uncertainty exists that the Company will realize these deferred tax assets. Based on this objective evidence, a full valuation allowance has been recorded against the Company’s deferred tax assets related to its U.S. operations.

The Company has also experienced substantial past tax losses in its European operations.  In the most recent fiscal years, the Company has earned income and begun to utilize its deferred tax assets related to its German net operating loss carry forwards. Management of the Company has forecasted taxable income for its European operations in fiscal 2010. The recent global economic downturn has negatively impacted the Company’s operating results in all regions.  The Company has experienced declining revenues as economic conditions have remained difficult. Given the uncertainty of the macroeconomic environment, future revenues and operating results are difficult to forecast. Therefore, management has concluded it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards to the extent of its expected taxable income in fiscal 2010.

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

The provision for income taxes was $206,000 and $268,000 for the three months ended January 31, 2010 and 2009, respectively. The Company’s fiscal 2010 effective tax rate differs from the combined federal and state statutory rate primarily due to foreign income taxed at other than U.S. rates, foreign withholding taxes, changes in its U.S. valuation allowance, state taxes and share based compensation expense.

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

NOTE 11.   SEGMENT AND GEOGRAPHIC INFORMATION

ASC 280, Segment Reporting establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements which require the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has determined that it operates in a single operating segment, Data Management. One telecommunications customer accounted for approximately 13% of our total revenues in the three months ended January 31, 2010.  The related accounts receivable balance for this customer was approximately $1.0 million as of January 31, 2010.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

The following table reflects revenues for the three months ended January 31, 2010 and January 31, 2009 by each geographic region (in thousands):

	Three Months Ended
	January 31,	January 31,
	2010	2009

Revenues by Region:
North America	$1,399	$2,096
Europe	2,667	3,383
Asia	389	140
	$4,455	$5,619

The following table reflects long-lived assets as of January 31, 2010 and October 31, 2009 in each geographic region (in thousands):

	January 31,	October 31,
	2010	2009
Total long-lived assets by region:

North America	$146	$164
Europe	323	287
Asia	59	75
	$528	$526

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles — Goodwill and Other

In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. The adoption of this guidance has not had a material impact on the Company’s financial position, results of operations, or cash flows.

Business Combinations

In December 2007, new guidance was issued providing greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations, or cash flows.

In April 2009, additional guidance was issued which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. This new rule is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). The adoption of this new guidance had no material impact on the Company’s financial position, results of operations, or cash flow.

Fair Value Measurements

In September 2006, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. This topic does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This guidance is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company). The Company adopted ASC 820 for financial assets and liabilities in the first quarter of 2009. Adoption of ASC 820 had no material effect on the Company’s financial statements.

In August 2009, the FASB issued additional guidance regarding fair value measurements. This guidance provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In these circumstances, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with U.S. GAAP (e.g. an income approach or market approach). This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. This guidance is effective for fiscal years and fiscal quarters beginning after August 26, 2009 (November 1, 2009 for the Company). The adoption of this standard had no material effect on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence, or third party evidence, of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. Early adoption is permitted and we are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

Revenue Recognition for Certain Arrangements that Include Software Elements

In October 2009, new guidance was issued related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in October 2009. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. Early adoption is permitted and we are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a Company’s first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We do not expect that the adoption of this new guidance will have an impact on our historical consolidated financial position, cash flows and results of operations.

Fair Value Measurement Disclosure

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. The Company does not anticipate that the additional disclosure requirements will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC on January 29, 2010. Our historic operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the

Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which in turn are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not assurances of our future performance or financial condition and are subject to, and involve, significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2009. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

Our Data Management business is currently comprised of the following key products:

•   Versant Object Database or “VOD”, previously known as VDS, an eighth generation object-oriented database management system that is used in high-performance, large-scale, real-time commercial applications in distributed computing environments. We also offer several optional ancillary products for use with Versant Object Database to extend its capabilities, provide compatibility and additional protection of stored data.

•   FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems.

•   db4o, an open source object-oriented database software solution targeting the embedded device market.

Our Versant Object Database product and ancillary offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. With the incorporation of the FastObjects solution into our product line following our March 2004 merger with Poet Holdings, Inc., we expanded the scope of our solutions to also address the data management needs of smaller business systems. By our recent acquisition of db4o in December 2008, we further expanded the scope of our solutions to include the embedded market.

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

Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when the macroeconomic environment may improve. During the first quarter of fiscal 2010, our selling environment remained very challenging, causing customers to delay or reduce technology purchases or to make smaller investments in our solutions. We are seeing continuing pressures on our customers’ budgets, and while facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products. The difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future.  The current economic downturn in our customers’ industries has contributed to the substantial reduction in our revenues, particularly our license revenue, and could continue to harm our business, operating results and financial condition.

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

During the first quarter of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010 (File/Film No. 000-28540/10558485) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of income to total revenues:

	Three Months Ended
	January 31,	January 31,
	2010	2009

Revenues:
License	55%	58%
Maintenance	45	41
Professional services	—	1
Total revenues	100	100

Cost of revenues:
License	2	1
Amortization of intangible assets	1	1
Maintenance	9	7
Professional services	—	1
Total cost of revenues	12	10

Gross profit	88	90

Operating expenses:
Sales and marketing	27	21
Research and development	23	18
General and administrative	21	21
Restructuring	1	—
Total operating expenses	72	60

Income from operations	16	30
Interest and other income, net	—	3
Income before provision for income taxes	16	33
Provision for income taxes	5	5

Net income	11%	28%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three months ended January 31, 2010 and January 31, 2009 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$2,459	$3,243	$(784)	(24)%
Maintenance revenues	1,984	2,314	(330)	(14)
Professional services revenues	12	62	(50)	(81)
Total	$4,455	$5,619	$(1,164)	(21)%

Total Revenues. Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. In 2010, our revenues have been negatively impacted by the weakened global economy.

Our total revenues decreased by $1.2 million (or 21%) for the three months ended January 31, 2010 compared to the corresponding period in fiscal 2009. This decrease resulted primarily from an approximately $784,000 (or 24%) decrease in license revenues and an approximate $330,000 (or 14%) decrease in maintenance revenues for the three months ended January 31, 2010 from the corresponding period in fiscal 2009. Professional services revenues decreased $50,000 (or 81%) for the three months ended January 31, 2010 over the corresponding period in fiscal 2009. Total revenues also included approximately $257,000 of favorable foreign currency exchange rate fluctuations.

One significant telecommunications customer accounted for 13% of our total revenues for the three months ended January 31, 2010. In the corresponding period in fiscal 2009, there were no customers who contributed 10% or more of our total revenues.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current recessionary economic environment. In terms of license revenues, we are still experiencing lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the deterioration in general economic conditions has further lengthened our sales cycle and created increased pricing pressure as many customers strive to reduce their operating costs.  License revenues are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods.

License. License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $2.5 million for the three months ended January 31, 2010, a decrease of $784,000 (or 24%) from $3.2 million reported for the comparable period in fiscal 2009. The decrease in license revenues for the three months ended January 31, 2010 compared to the same three month period in 2009 resulted primarily from fewer license transactions, and was partially offset by an approximate $154,000 increase in revenues resulting from favorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $2.0 million for the three months ended January 31, 2010, a decrease of $330,000 from $2.3 million reported for the comparable period in fiscal 2009. The decrease in maintenance revenues for the quarter ended January 31, 2010 resulted primarily from the absence in the three months ended January 31, 2010 of back maintenance revenues compared to the same quarter in fiscal 2009 in which $300,000 of back maintenance for one European telecommunications customer was recognized, and an approximate decrease of $122,000 attributable to the non-renewal of maintenance contracts with two customers.  These decreases were partially offset by an increase of approximately $103,000 resulting from favorable foreign currency exchange rate fluctuations during the quarter compared to the corresponding period in fiscal 2009. Given the current economic environment, the Company may experience lower rates of renewal of its maintenance contracts in the future.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $12,000 for the three months ended January 31, 2010, a decrease of $50,000 (or 81%) from $62,000 reported for the comparable period in fiscal 2009.

International Revenues. The following table summarizes our revenues by geographic area for the three months ended January 31, 2010 and January 31, 2009 (in thousands, except percentages):

	Three Months Ended January 31,
		Percentage		Percentage	Change
	2010	of revenues	2009	of revenues	Amount	Percentage
		(unaudited)

Revenues by Region:
North America	$1,399	31%	$2,096	37%	$(697)	(33)%
Europe	2,667	60	3,383	60	(716)	(21)
Asia	389	9	140	3	249	178
	$4,455	100%	$5,619	100%	$(1,164)	(21)%

Total revenues decreased $1.2 million (or 21%) in the three months ended January 31, 2010 compared to the comparable period of fiscal 2009. The decrease in total revenues generally occurred across geographic regions as the global economy slowed. The decrease in revenues in absolute dollars from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was due to revenue decreases of $697,000 in North America and $716,000 in Europe, and was partially offset by an increase in revenues of $249,000 from Asia.

International revenues (revenues from the European and Asian regions) represented approximately 69% of our total revenues for the three months ended January 31, 2010, as compared to 63% for the comparable period in fiscal 2009. The increase in international revenues as a percentage of total revenues in the quarter ended January 31, 2010 is primarily due to an increase of $249,000 in revenues from Asia in fiscal 2010 while European revenues as a percentage of total revenues remained stable.

Revenues from North America: The $697,000 (or 33%) revenue decrease from North America in the three months ended January 31, 2010 compared to the corresponding period of 2009 was primarily due to fewer license transactions and the relative absence of larger license transactions.

Revenues from Europe: The $716,000 (or 21%) decrease in absolute dollars in European revenues for the three months ended January 31, 2010 over the comparable period in fiscal 2009 included an approximate $482,000 decrease in license revenues reflecting fewer larger European license transactions, an approximate decrease of $451,000 in maintenance revenues primarily due to the absence in the three months ended January 31, 2010 of back maintenance revenues compared to the first quarter of fiscal 2009 in which $300,000 of back maintenance was recognized and was partially offset by an approximate $257,000 increase resulting from favorable foreign currency exchange rate fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Revenues from Asia: We experienced an increase of $249,000 (or 178%) in revenues from our Asia Pacific region during the three months ended January 31, 2010, primarily due to increased royalty payments from existing customers.

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

Cost of Revenues

The following table summarizes total cost of revenues for the three months ended January 31, 2010 and January 31, 2009 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Cost of revenues:
Cost of license	$81	$65	$16	25%
Amortization of intangible assets	77	93	(16)	(17)
Cost of maintenance	390	383	7	2
Cost of professional services	10	36	(26)	(72)
Total	$558	$577	$(19)	(3)%

Total Cost of Revenues.  Total cost of revenues was $558,000 (or 12% of revenues) for the three months ended January 31, 2010, remaining at a relatively consistent level in absolute dollars and slightly higher as a percentage of revenues compared to $577,000 (or 10% of revenues) for the comparable period in fiscal 2009.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $81,000 (or 3% of license revenues) for the three months ended January 31, 2010, an increase of $16,000 (or 25%) from $65,000 (or 2% of license revenues) reported for the comparable period in fiscal 2009.  This increase was primarily related to the upcoming major release of Version 8 of the Versant Object Database in February 2010, which generated additional printing and other production costs in the three months ended January 31, 2010.

Amortization of Intangible Assets. Amortization of intangible assets from our fiscal 2009 acquisition of db4o and fiscal 2004 acquisitions of Poet Holdings, Inc. and FastObjects, Inc.

Amortization of intangible assets was $77,000 for the three months ended January 31, 2010, a decrease of $16,000 (or 17%) from $93,000 reported for the comparable period in fiscal 2009. The decrease included a $28,000 decrease due to intangible assets related to JDO Genie Technology that were fully amortized in the third quarter of fiscal 2009, partially offset by a $12,000 increase in amortization of intangible assets recorded from our acquisition of the db4o business in the first quarter of fiscal 2009. We expect to incur amortization charges of approximately $77,000 for the second quarter of fiscal 2010.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $390,000 (or 20% of maintenance revenues) for the three months ended January 31, 2010, slightly increased in both absolute dollars and increased somewhat more as a percentage of maintenance revenues, compared to $383,000 (or 17% of maintenance revenues) reported for the comparable period in fiscal 2009. The increase is primarily related to hiring one additional customer support representative in our European operations in the second quarter of fiscal 2009.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues decreased $26,000 to $10,000 (or 83% of professional services revenues) for the three months ended January 31, 2010 compared to $36,000 (or 58% of professional services revenues) reported for the comparable period in fiscal 2009.

Operating Expenses

The following table summarizes our operating expenses for the three months ended January 31, 2010 and January 31, 2009 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,186	$1,186	$—	—%
Research and development	1,044	993	51	5
General and administrative	923	1,187	(264)	(22)
Restructuring	43	—	43	100
Total	$3,196	$3,366	$(170)	(5)%

Total Operating Expenses. Total operating expenses were $3.2 million (or 72% of revenues) for the three months ended January 31, 2010 and $3.4 million (or 60% of revenues) for the comparable period in fiscal 2009. The $170,000 (or 5%) absolute dollar decrease in total operating expenses for the three months ended January 31, 2010 resulted primarily from a decrease of approximately $339,000 related to the termination of our former Executive VP of Field Operations in December 2009, a decrease of approximately $93,000 in our general and administrative expenses related to reduced professional services and compliance costs related to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and a decrease of approximately $74,000 related to changes in bad debt expense, with these decreases being partially offset by an approximate increase of $233,000 related to the expansion of our US sales operations and an approximate increase of $150,000 due to unfavorable foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.2 million (or 27% of revenues) for the three months ended January 31, 2010 and $1.2 million (or 21% of revenues) for the comparable period in fiscal 2009. Although there was no change in expense in absolute dollars, there was an approximate increase of $233,000 related to the expansion of our U.S. sales operations, including increased salary and related costs, facilities and travel costs associated with two new salespeople and a new VP of Sales North America, an approximate $29,000 increase in db4o related consulting fees and distributor costs and an increase of approximately $40,000 resulting from unfavorable foreign currency exchange fluctuations, with these increases being offset by an approximate decrease of $339,000 related to expenses associated with  the termination of our former Executive VP of Field Operations in December 2009 which were not repeated in the three months ended January 31, 2010.

For the remainder of fiscal 2010, we expect our quarterly sales and marketing expenses to increase moderately as we invest in expanding our customer base and to continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were slightly above $1.0 million (or 23% of revenues) for the three months ended January 31, 2010 and slightly below $1.0 million (or 18% of revenues) for the comparable period in fiscal 2009.  The $51,000 (or 5%) increase in absolute dollars for the three months ended January 31, 2010 included an increase of $51,000 in salary and related costs for two personnel additions in our European operations and an approximate increase of $87,000 due to unfavorable foreign currency exchange fluctuations, partially offset by an approximate decrease of $62,000 related to the wind-down of our Indian operations and a decrease of $14,000 related to the reduced use of outside consultants.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at current levels for the remainder of fiscal 2010.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $923,000 (or 21% of revenues) for the three months ended January 31, 2010 and $1.2 million (or 21% of revenues) for the comparable period in fiscal 2009. The $264,000 (or 22%) decrease in general and administrative expense for the three months ended January 31, 2010 was primarily due to an approximate $93,000 decrease in personnel related, consulting and other professional services costs related to Sarbanes-Oxley Act compliance, a $67,000 decrease in other outside services, and a decrease of $74,000 in bad debt expense related to the collection of past due receivables.

We expect our general and administrative expenses in fiscal 2010 to increase moderately from fiscal 2009 due to cost increases related to compliance with Section 404 of the Sarbanes-Oxley Act as our small company exemption from the attestation requirements of the Sarbanes-Oxley Act lapses in fiscal 2010.

Restructuring: On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it will be closing its research and development facility in Pune, India and winding down the affairs of its subsidiary, Versant India Private Limited. The restructuring plan was undertaken to consolidate our research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity.  Restructuring charges were $43,000 for the three months ended January 31, 2010 and were primarily related to severance and retention costs. There were no restructuring charges during the first quarter of fiscal 2009.

Interest and Other Income, Net

The following table summarizes our interest and other income, net for the three months ended January 31, 2010 and January 31, 2009 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Interest and other income, net:
Interest income	$14	$147	$(133)	(90)%
Foreign exchange gain (loss)	(5)	7	(12)	(171)
Other income	1	—	1	100
Total	$10	$154	$(144)	(94)%

Interest and other income, net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net, was $10,000 (or less than 1% of total revenues) and $154,000 (or 3% of total revenues) for the three months ended January 31, 2010 and 2009, respectively. The decrease in absolute dollars of $144,000 (or 94%) was largely due to a decrease in interest income of $133,000 as a result of the lower general level of interest rates.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three months ended January 31, 2010 and January 31, 2009 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$34	$13	$21	162%
Provision for income taxes - Europe	172	215	(43)	(20)
Provision for income taxes - India	—	1	(1)	(100)
Federal, state and franchise taxes	—	39	(39)	(100)
Total	$206	$268	$(62)	(23)%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts.  In addition, as of January 31, 2010, the strengthening of the US dollar against the euro created taxable gains in Germany from US denominated currencies held by our German operations. Consequently, we accrued income taxes for our European operations of approximately $172,000 and $215,000, for the three months ended January 31, 2010 and 2009, respectively. The Company’s tax provisions were based upon our projected fiscal 2010 and fiscal 2009 effective tax rates.  The $62,000 decrease in the provision for income taxes for the three months ended January 31, 2010 over the comparable period in fiscal 2009 was primarily attributable to decreased net income.

We incurred foreign withholding taxes of approximately $34,000 and $13,000, respectively, for the three months ended January 31, 2010 and 2009, which we have included in our income tax provision. The increase of approximately $21,000 in foreign withholding taxes for the three months ended January 31, 2010 over the comparable period in fiscal 2009 was mainly attributable to withholding taxes related to a transaction with one Asia Pacific customer during the first quarter of fiscal 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended January 31,		Percent
	2010	2009	Change
	(in thousands, unaudited)

Working Capital	26,671	24,195	10%
Cash and cash equivalents	27,099	24,753	9
Net cash provided by operating activities	394	869	-55
Net cash used in investing activities	(206)	(2,283)	-91
Net cash used in financing activities	(657)	(994)	-34%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended January 31, 2010. As of January 31, 2010, we had cash and cash equivalents of approximately $27.1 million, a decrease of $713,000 from the $27.8 million of cash and cash equivalents we held at October 31, 2009. The $713,000 decrease was primarily a result of cash expenditures of $746,000 to repurchase shares of our common stock under the stock repurchase program approved in November 2009.

As of January 31, 2010, $15.0 million of our $27.1 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $5.3 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of January 31, 2010			As of October 31, 2009
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€3,576	$4,955		€2,936	$4,347
British Pound		£8	12		£15	24
Indian Rupee	Rs	17,196	367	Rs	18,069	383
Total			$5,334			$4,754

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, was comprised of approximately $257,000 of favorable foreign currency fluctuations on our revenues, $23,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $150,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $84,000 in our statement of income for the three months ended January 31, 2010. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal 2010.

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

Additionally, we held approximately 80% of our total cash balances at January 31, 2010 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

On November 30, 2009 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, or extended at any time by the Company. As of January 31, 2010, Versant has acquired 49,452 common shares on the open market for approximately $746,000 at an average purchase price of $15.03 per share under the stock repurchase program.

Taking into consideration the contingent cash outflows related to potential common stock repurchases, we believe that with our current cost structure and based on our current estimates of revenues and collections in fiscal 2010, we expect to operate with a moderate negative cash flow in fiscal 2010.

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

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 63 days and 73 days for the three months ended January 31, 2010 and 2009, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

The change in cash flows from investing activities primarily relates to our acquisition of db4o in December 2008.

For the three months ended January 31, 2010 and 2009, $90,000 and $2.3 million of cash was used for the acquisition of db4o, respectively.

Cash Flow used in Financing Activities

On December 1, 2008 and November 30, 2009, our Board of Directors approved stock repurchase programs. Under each program, the Company was authorized to repurchase up to $5.0 million worth of it’s outstanding common shares from time to time on the open market, in block trades or otherwise.  The stock repurchase program that was approved on December 1, 2008 expired pursuant to its own terms on October 31, 2009.

The primary source of cash flows from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Directors’ Plan and Employee Stock Purchase Plan.

For the three months ended January 31, 2010, $657,000 of cash was used by financing activities, consisting of $746,000 of cash used to repurchase our common stock offset by cash inflows of $89,000 from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the three months ended January 31, 2009, $994,000 of cash was used by financing activities, consisting of $1.1 million of cash used to repurchase our common stock offset by cash inflows of $116,000 from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of January 31, 2010, we had approximately 179,179 shares available to issue under our current Equity Incentive Plan and our Director Stock Option Plan. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of January 31, 2010 consist of obligations under operating leases for facilities and equipment. As reported in Note 4, Lease Commitments of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report, in September 2009, the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters and in July 2009, the Company entered into a new lease agreement for its European headquarters.

On November 30, 2009 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be earlier suspended, discontinued, or extended at any time by the Company.

In December 2008, we committed $2.6 million in cash to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.). One remaining contingent payment of not more than $90,000 may become payable in June 2010.

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

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 12, Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, and Item 1 of this Report.

Risk Factors

Our business faces many risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2009 (File/Film No. 000-28540/10558485).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency hedging instruments. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, was comprised of approximately $257,000 of favorable foreign currency fluctuations on our revenues, $23,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $150,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $84,000 in our statement of income for the three months ended January 31, 2010. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal 2010.

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

Additionally, we held approximately 80% of our total cash balance at January 31, 2010 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

We do not own any derivative financial instruments as of January 31, 2010.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three months ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On November 30, 2009 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be earlier suspended, discontinued, or extended at any time by the Company.

The stock repurchase activity under this stock repurchase program during the three months ended January 31, 2010 is summarized as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

November 30, 2009	—	$—	—	$5,000,000
December 1 - December 31, 2009	41,509	$14.95	41,509	$4,379,234
January 1 - January 31, 2010	8,033	$15.39	8,033	$4,255,615
Total	49,542	$15.03	49,542

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

VERSANT CORPORATION

Dated: March 17, 2010	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Chief Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)