Form 10-Q
period 2010-04-30
VERSANT CORP
filed 2010-06-10
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer☐

Non-Accelerated Filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 7, 2010, there were outstanding 3,283,932 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended April 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	April 30,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$27,902	$27,812
Trade accounts receivable, net of allowance for doubtful accounts of $5 and $36 at April 30, 2010 and October 31, 2009, respectively	1,991	2,251
Deferred income taxes	839	939
Other current assets	508	633
Total current assets	31,240	31,635

Property and equipment, net	540	488
Goodwill	8,499	8,410
Intangible assets, net	648	802
Other assets	38	38
Total assets	$40,965	$41,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$279	$154
Accrued liabilities	871	1,215
Deferred revenues	3,675	3,475
Total current liabilities	4,825	4,844

Deferred revenues	120	177
Other long-term liabilities	103	95
Total liabilities	5,048	5,116

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,487,401 shares issued and outstanding at April 30, 2010, and 3,552,946 shares issued and outstanding at October 31, 2009	95,284	95,730
Accumulated other comprehensive income (loss), net	(63)	434
Accumulated deficit	(59,304)	(59,907)
Total stockholders’ equity	35,917	36,257
Total liabilities and stockholders’ equity	$40,965	$41,373

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009

Revenues:
License	$1,694	$1,931	$4,154	$5,173
Maintenance	1,793	1,957	3,777	4,272
Professional services	28	71	40	133
Total revenues	3,515	3,959	7,971	9,578

Cost of revenues:
License	75	57	156	122
Amortization of intangible assets	77	108	154	201
Maintenance	366	333	756	716
Professional services	21	34	31	70
Total cost of revenues	539	532	1,097	1,109

Gross profit	2,976	3,427	6,874	8,469

Operating expenses:
Sales and marketing	1,135	811	2,321	1,997
Research and development	944	980	1,988	1,974
General and administrative	751	818	1,675	2,004
Restructuring	(4)	—	39	—
Total operating expenses	2,826	2,609	6,023	5,975

Income from operations	150	818	851	2,494
Interest and other income, net	82	102	92	256
Income before provision for income taxes	232	920	943	2,750
Provision for income taxes	134	144	340	412

Net income	$98	$776	$603	$2,338

Net income per share:
Basic	$0.03	$0.21	$0.17	$0.63
Diluted	$0.03	$0.21	$0.17	$0.63

Shares used in per share calculation:
Basic	3,493	3,645	3,515	3,684
Diluted	3,535	3,681	3,555	3,720

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	April 30,	April 30,
	2010	2009
Cash flows from operating activities:
Net income	$603	$2,338

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	173
Amortization of intangible assets	154	201
Share based compensation expense	574	470
Recovery of bad debt allowance	(30)	(10)
Reduction of restructuring charges	(19)	—
Changes in assets and liabilities:
Trade accounts receivable	137	710
Other assets	107	49
Accounts payable	80	(188)
Accrued liabilities and other long-term liabilities	(207)	(362)
Deferred revenues	365	765
Net cash provided by operating activities	1,938	4,146

Cash flows from investing activities:
Acquisition of business	(90)	(2,282)
Purchases of property and equipment	(276)	(104)
Proceeds from the sale of property and equipment	15	—
Net cash used in investing activities	(351)	(2,386)

Cash flows from financing activities:
Proceeds from issuance of common stock	112	143
Repurchases of common stock	(1,131)	(2,277)
Principal payments under capital lease obligations	—	(3)
Net cash used in financing activities	(1,019)	(2,137)

Effect of foreign exchange rate changes on cash and cash equivalents	(478)	(55)
Net increase (decrease) in cash and cash equivalents	90	(432)
Cash and cash equivalents at beginning of period	27,812	27,234
Cash and cash equivalents at end of period	$27,902	$26,802

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$1	$—
Income taxes	$317	$398

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  GENERAL AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements contained in this report on Form 10-Q include all of the assets, liabilities, revenues, expenses and cash flows of Versant and all entities in which Versant has a controlling interest (subsidiaries) required to be consolidated in accordance with U.S. generally accepted accounting principles. Inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2009. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed on January 29, 2010 (File/Film No. 000-28540/10558485). The Company’s operating results for the three and six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending October 31, 2010, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

NOTE 2.  FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market for the transaction and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The Financial Accounting Standards Board (FASB) guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of April 30, 2010 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$21,385	$—	$—
Total	$21,385	$—	$—

The fair value of money market funds reflect quoted market prices in an active market.

NOTE 3.  ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

db4o

On December 1, 2008, the Company acquired the assets of the database software business of privately-held Servo Software, Inc. or “Servo” (formerly known as db4objects, Inc.) pursuant to an asset purchase agreement between Versant and Servo dated December 1, 2008 (the “db4o Purchase Agreement”). Versant uses the db4o assets to provide an open source object database software solution targeting the embedded device market. Our results of operations include db4o transactions from the acquisition date of December 1, 2008.

The total purchase price of $2.5 million for the db4o assets as of April 30, 2010 consisted of the following:

a)              Initial cash payment of $2.1 million made in December 2008;

b)             Direct transaction costs of $182,000;

c)              Contingent deferred payment of $100,000 due June 1, 2009; and

d)             Contingent deferred payment of $90,000 due December 1, 2009.

Under the terms of the db4o Purchase Agreement, in consideration of its acquisition of the assets of the db4o business, Versant paid Servo the above-mentioned closing payment of $2.1 million in cash, agreed to pay up to a maximum of an additional $300,000 payable in three contingent deferred payments of up to $100,000 each during the 18-month period immediately following the December 1, 2008 acquisition date and assumed certain liabilities of Servo under certain contracts included among the db4o assets. The three contingent deferred payments of up to $100,000 each are payable on the dates that are six months, twelve months and eighteen months, respectively, following the December 1, 2008 acquisition date. The Company made the first contingent deferred payment of $100,000 to Servo on May 29, 2009, the second payment of $90,000 on November 30, 2009 and, following the close of the quarter ended April 30, 2010, made the third payment of $90,000 on May 28, 2010.

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

Goodwill

The following table presents goodwill balances and acquisitions of, and adjustments to, goodwill during the six months ended April 30, 2010 (in thousands):

	Net Carrying Amount As of October 31, 2009	Goodwill Acquired	Adjustments to Goodwill	Net Carrying Amount As of April 30, 2010
Goodwill:
Versant Europe	$241	$—	$—	$241
Poet Holdings, Inc.	5,752	—	—	5,752
FastObjects, Inc.	677	—	—	677
JDO Genie (PTY), LTD	50	—	—	50
db4o	1,690	90	(1)	1,779
Total	$8,410	$90	$(1)	$8,499

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2009 and determined there was no impairment.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of April 30, 2010 and October 31, 2009 are as follows (in thousands):

	As of April 30, 2010			As of October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc.- Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,738	$181	$1,919	$1,643	$276
db4o-Developed Technology (Amortized over 5 years)	300	85	215	300	55	245
db4o-Customer Relationships (Amortized over 9 years)	210	32	178	210	21	189
FastObjects, Inc.- Customer Relationships (Amortized over 6 years)	148	145	3	148	137	11
db4o-Trade Name (Amortized over 5 years)	100	29	71	100	19	81
Total	$2,677	$2,029	$648	$2,677	$1,875	$802

Aggregate amortization expense for intangible assets was $77,000 and $154,000, respectively, for the three and six months ended April 30, 2010, and $108,000 and $201,000, respectively, for the three and six months ended April 30, 2009.

The projected amortization of the Company’s existing intangible assets as of April 30, 2010 is as follows (in thousands):

Amortization
Six months ending October 31, 2010	$149
Fiscal year ending October 31,
2011	190
2012	104
2013	103
2014	30
Thereafter	72
Total	$648

NOTE 4.  LEASE COMMITMENTS

Versant’s principal commitments as of April 30, 2010 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and its offices in Hamburg, Germany under multi-year operating lease agreements.

On July 17, 2009, the Company entered into an office building lease, pursuant to which the Company has leased approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease has a term of sixty months, which commenced in December 2009. The total rent payable over the full sixty month lease term will be approximately $775,000.

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

Our minimum commitments under non-cancelable operating leases not recorded on our condensed consolidated balance sheet as of April 30, 2010 are as follows (in thousands):

	Facilities	Equipment
	Leases	Leases	Total

Six months ending October 31, 2010	$132	$2	$134
Fiscal year ending October 31,
2011	364	5	369
2012	372	5	377
2013	291	3	294
2014	172	—	172
Thereafter	14	—	14
Total	$1,345	$15	$1,360

NOTE 5.  STOCK REPURCHASE PROGRAM

Fiscal 2010 Stock Repurchase Program.  On November 30, 2009 Versant’s Board of Directors approved a new stock repurchase program pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010 on the open market, in block trades or otherwise. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

From the date of announcement of this stock repurchase program through April 30, 2010, Versant acquired under this program a total of 76,059 common shares on the open market for approximately $1.1 million at an average purchase price of $14.83 per share, leaving approximately $3.9 million in authorized funds available for future repurchases of stock under this program. Thereafter, during the period beginning May 1, 2010 and ending June 7, 2010, Versant has acquired an additional 209,235 common shares on the open market and in block trades for approximately $2.4 million at an average purchase price of $11.28 per share, leaving approximately $1.5 million in authorized funds available for future repurchases of stock under this program at June 7, 2010.

Fiscal 2009 Stock Repurchase Program.  On December 1, 2008, Versant’s Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. This stock repurchase program expired by its terms on October 31, 2009. Versant acquired a total of 222,688 common shares on the open market and in block trades for approximately $3.2 million at an average purchase price of $14.52 per share under this stock repurchase program.

NOTE 6.  NET INCOME PER SHARE

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009

Net income	$98	$776	$603	$2,338

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,493	3,645	3,515	3,684

Net income per share, basic	$0.03	$0.21	$0.17	$0.63

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,493	3,645	3,515	3,684
Dilutive effect of employee and director stock options	42	36	40	36
Weighted average - common shares outstanding and potentially dilutive common shares	3,535	3,681	3,555	3,720

Net income per share, diluted	$0.03	$0.21	$0.17	$0.63

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method. For the three months ended April 30, 2010 and 2009, 339,000 and 193,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.  For the six months ended April 30, 2010 and 2009, 311,000 and 199,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

NOTE 7.  SHARE BASED COMPENSATION

Under the fair value recognition guidance of ASC 718 Compensation - Stock Compensation, share based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of each option granted is estimated on the date of grant and the fair value of each share issued under Versant’s Employee Stock Purchase Plan (or “ESPP”) is estimated at the beginning of the purchase period, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options		ESPP
	Six Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Assumptions:
Volatility	54% - 56%	60% - 61%	42%-59%	48%-65%
Expected life	3.3 - 3.4 years	2.4 - 2.5 years	6 months	6 months
Weighted average risk-free interest rate	1.52% - 1.87%	0.93% - 1.39%	0.15%-0.29%	0.45%-2.01%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of income related to the Company’s stock option plans and the ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009
Share based compensation expense:
Stock options	$240	$216	$538	$464
ESPP	18	21	36	6
Total	$258	$237	$574	$470

Share based compensation recognized in the condensed consolidated statements of income by category of award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009
Share based compensation expense:
Cost of revenues	$23	$17	$45	$27
Sales and marketing	46	18	121	58
Research and development	56	56	124	100
General and administrative	133	146	284	285
Total	$258	$237	$574	$470

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the six months ended April 30, 2010 and 2009:

	Six Months Ended April 30,
	2010		2009
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	386	$18.45	303	$20.40
Granted	143	18.38	120	13.16
Exercised	(2)	11.33	(9)	8.55
Forfeited and expired	(18)	49.78	(49)	16.43
Outstanding at the end of the period	509	17.37	365	18.86

Options exercisable at the end of the period	296	$17.42	200	$21.47

NOTE 8.  RESTRUCTURING

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it has closed its research and development facility in Pune, India. The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $179,000 as of April 30, 2010. The restructuring was substantially completed during the second fiscal quarter ended April 30, 2010.

The following table reflects the type and amount of these restructuring charges included in operating expenses for the three and six months ended April 30, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009
Restructuring:
Severance, retention and related charges	$—	$—	$38	$—
Impairment of fixed assets (non-cash charges)	2	—	2	—
Impairment to other assets (non-cash charges)	(29)	—	(29)	—
Contract termination costs	8	—	8	—
Other direct costs of closure	15	—	20	—
	$(4)	$—	$39	$—

There were no restructuring charges included in accrued liabilities in the condensed consolidated balance sheets as of April 30, 2010 and October 31, 2009.

NOTE 9.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Comprehensive income for the three and six month periods ended April 30, 2010 and April 30, 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009

Net income, as reported	$98	$776	$603	$2,338
Foreign currency translation adjustment	(213)	(2)	(498)	(68)
Comprehensive income (loss)	$(115)	$774	$105	$2,270

NOTE 10.  INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date.  The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding realizability exists. The Company had net deferred tax assets of $839,000 and $939,000 as of April 30, 2010 and October 31, 2009, respectively.

The Company has significant deferred tax assets arising primarily from net operating loss carry forwards in the U.S., California and in Germany. Ultimately, the realization of the deferred tax assets is dependent upon the Company’s generation of sufficient future taxable income to enable it to use net operating loss and tax credit carry forwards during those periods in which such carry forwards can be utilized by the Company. In evaluating Versant’s ability to utilize its deferred tax assets, management of the

Company considers all available positive and negative evidence, including past operating results in the most recent fiscal years and an assessment of expected future results of operations on a jurisdiction by jurisdiction basis.

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

The Company has also experienced substantial past tax losses in its European operations.  In the most recent fiscal years, the Company has generated taxable income and begun to utilize its deferred tax assets related to its German net operating loss carry forwards. Management of the Company has forecasted taxable income for its European operations in fiscal 2010. The recent global economic downturn has negatively impacted the Company’s operating results in all regions.  The Company has experienced declining revenues as economic conditions have remained difficult. Given the uncertainty of the macroeconomic environment, future revenues and operating results are difficult to forecast. Therefore, management has concluded it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal 2010.

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

The provision for income taxes was $134,000 and $144,000 for the three months ended April 30, 2010 and 2009, respectively and $340,000 and $412,000 for the six months ended April 30, 2010 and 2009, respectively.  The Company’s fiscal 2010 effective tax rate differs from the combined federal and state statutory rate primarily due to foreign income taxed at other than U.S. rates, foreign withholding taxes, changes in its U.S. valuation allowance, state taxes and share based compensation expense.

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

NOTE 11.  SEGMENT AND GEOGRAPHIC INFORMATION

ASC 280, Segment Reporting establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements, which require the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has determined that it operates in a single operating segment, Data Management.

In aggregate, the revenues generated by all projects in all locations of one significant telecommunications customer accounted for approximately 17% of total revenues in the three months ended April 30, 2010 and 8% of total revenues in the six months ended April 30, 2010. The related accounts receivable balance for this customer was approximately $415,000 as of April 30, 2010. Another telecommunications customer accounted for approximately 12% of total revenues in the three and six months ended April 30, 2010. The related accounts receivable balance for this customer was approximately $287,000 as of April 30, 2010.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the region in which the contract originates.

The following table reflects revenues for the three and six months ended April 30, 2010 and April 30, 2009 by each geographic region (in thousands)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009

Revenues by Region:
North America	$1,606	$1,563	$3,005	$3,659
Europe	1,780	2,147	4,448	5,530
Asia	129	249	518	389
	$3,515	$3,959	$7,971	$9,578

The following table reflects long-lived assets as of April 30, 2010 and October 31, 2009 in each geographic region (in thousands):

	April 30,	October 31,
	2010	2009
Total long-lived assets by region:
North America	$133	$164
Europe	403	287
Asia	42	75
	$578	$526

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Subsequent Events

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, Securities and Exchange Commission (SEC) filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted this new guidance in the quarter ended April 30, 2010. The adoption of this amendment has not had a significant impact on the Company’s financial position, results of operations or cash flows.

Intangibles — Goodwill and Other

In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The guidance is effective for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. The adoption of this guidance has not had a material impact on the Company’s financial position, results of operations, or cash flows.

Business Combinations

In December 2007, new guidance was issued providing greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. The adoption of this new guidance had no material impact on the Company’s financial position, results of operations, or cash flows.

In April 2009, additional guidance was issued which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. This new rule is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). The adoption of this new guidance had no material impact on the Company’s financial position, results of operations, or cash flow.

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

Fair Value Measurement Disclosure

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a Company’s first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We do not expect that the adoption of this new guidance will have an impact on our historical consolidated financial position, cash flows and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued by FASB related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence, or third party evidence, of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. Early adoption is permitted and we are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

Revenue Recognition for Certain Arrangements that Include Software Elements

In October 2009, new guidance was issued by FASB related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in October 2009. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. Early adoption is permitted and we are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

Revenue Recognition — Milestone Method

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The guidance is effective for Versant for milestones achieved in fiscal years, and interim periods within those years, beginning in the Company’s third quarter of fiscal 2010.  Early adoption is permitted and we are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

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

Our Versant Object Database product and ancillary offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Our FastObjects solution addresses the data management needs of smaller business systems and with our recent acquisition of the db4o assets in December 2008, we further expanded the scope of our solutions in the embedded market.

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

In addition to our product offerings, we provide maintenance and technical support services to assist users in using our products. We also offer a variety of consulting and training services to assist users in developing and deploying applications based on our Versant Object Database, FastObjects and db4o solutions.

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

•      Maintenance and technical support services for our products, including db4o;

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

Continued Adverse Global Economic Conditions Are Negatively Impacting Our Business

The national and global economies and financial markets have continued to experience a severe downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, more recent crises relating to concerns about the debt and financial stability of certain European countries, concerns about failures or the instability of major financial institutions and other businesses, inflation and deflation, high rates of unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. As a result of these conditions, the United States and global economies are in a significant recession, which may continue for a significant length of time. The severity of these economic and financial market conditions and the length of time they may persist are unknown.

Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when or to what extent the macroeconomic environment may improve. During the first six months of fiscal 2010, our selling environment remained very challenging, causing customers to delay or reduce technology purchases or to make smaller investments in our solutions. We are seeing continuing pressures on our customers’ budgets, and while they are facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products. The difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future.  The current economic downturn in our customers’ industries has contributed to the substantial reduction in our revenues, particularly our license revenue, and could continue to harm our business, operating results and financial condition.

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

During the first six months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010 (File/Film No. 000-28540/10558485) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of income to total revenues:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009

Revenues:
License	48%	49%	52%	54%
Maintenance	51	49	47	45
Professional services	1	2	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	2	1	2	1
Amortization of intangible assets	2	3	1	2
Maintenance	10	8	9	8
Professional services	1	1	—	1
Total cost of revenues	15	13	12	12

Gross profit	85	87	88	88

Operating expenses:
Sales and marketing	32	20	29	21
Research and development	27	25	25	20
General and administrative	21	21	21	21
Restructuring	—	—	—	—
Total operating expenses	80	66	75	62

Income from operations	5	21	13	26
Interest and other income, net	2	2	1	2
Income before provision for income taxes	7	23	14	28
Provision for income taxes	4	3	4	4

Net income	3%	20%	10%	24%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and six months ended April 30, 2010 and April 30, 2009 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$1,694	$1,931	$(237)	(12)%
Maintenance revenues	1,793	1,957	(164)	(8)
Professional services revenues	28	71	(43)	(61)
Total	$3,515	$3,959	$(444)	(11)%

	Six Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$4,154	$5,173	$(1,019)	(20)%
Maintenance revenues	3,777	4,272	(495)	(12)
Professional services revenues	40	133	(93)	(70)
Total	$7,971	$9,578	$(1,607)	(17)%

Total Revenues. Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, the timing of license and support transactions, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. In 2010, our revenues have been negatively impacted by the weakened global economy.

Our total revenues decreased by $444,000 (or 11%) for the three months ended April 30, 2010 compared to the corresponding period in fiscal 2009. This decrease resulted primarily from an approximate $237,000 (or 12%) decrease in license revenues and an approximate $164,000 (or 8%) decrease in maintenance revenues. Professional services revenues decreased $43,000 (or 61%) for the three months ended April 30, 2010 over the corresponding period in fiscal 2009. Total revenues for the three months ended April 30, 2010 also included approximately $99,000 of favorable foreign currency exchange rate fluctuations.

Our total revenues decreased by $1.6 million (or 17%) for the six months ended April 30, 2010 compared to the corresponding period in fiscal 2009. This decrease resulted primarily from an approximate $1.0 million (or 20%) decrease in license revenues and an approximate $495,000 (or 12%) decrease in maintenance revenues.  Professional services revenues decreased $93,000 (or 70%) for the six months ended April 30, 2010 over the corresponding period in fiscal 2009. Total revenues for the six months ended April 30, 2010 also included approximately $355,000 of favorable foreign currency exchange rate fluctuations. Two significant telecommunications customers accounted for 29% of our total revenues for the three months ended April 30, 2010 and 21% of our total revenues for the six months ended April 30, 2010.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current recessionary economic environment. In terms of license revenues, we are still experiencing lengthy sales cycles and customers’ preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the deterioration in general economic conditions has further lengthened our sales cycle and created increased pricing pressure as many customers strive to reduce their operating costs.  License revenues are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods.  These economic circumstances have to date adversely affected our license and maintenance revenues in fiscal 2010 and accordingly, on May 6, 2010 we publicly revised our guidance for fiscal 2010 to reflect reduced expectations for total revenue and income from operations for this fiscal year.

License. License revenues primarily represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $1.7 million for the three months ended April 30, 2010, a decrease of $237,000 (or 12%) from $1.9 million reported for the comparable period in fiscal 2009. The decrease in license revenues for the three months ended April 30, 2010 compared to the same three month period in 2009 resulted primarily from fewer larger license transactions, and was partially offset by an approximate $58,000 increase in license revenues resulting from favorable foreign currency exchange rate fluctuations.

License revenues were $4.2 million for the six months ended April 30, 2010, a decrease of $1.0 million (or 20%) from $5.2 million reported for the comparable period in fiscal 2009. The decrease in license revenues for the six months ended April 30, 2010 compared to the same six month period in 2009 resulted primarily from fewer larger license transactions, and was partially offset by an approximate $212,000 increase in license revenues resulting from favorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.8 million for the three months ended April 30, 2010, a decrease of $164,000 from $2.0 million reported for the comparable period in fiscal 2009. The decrease in maintenance revenues for the quarter ended April 30, 2010 resulted primarily from an approximate decrease of $123,000 attributable to certain customers electing less expensive support and maintenance options and an approximate decrease of $100,000 due to only partial renewal or non-renewal of maintenance contracts by certain customers.  These decreases were partially offset by an approximate increase of $37,000 in maintenance revenues related to our db4o customers and an increase of approximately $41,000 resulting from favorable foreign currency exchange rate fluctuations during the quarter ended April 30, 2010 compared to the corresponding period in fiscal 2009.

Maintenance revenues were $3.8 million for the six months ended April 30, 2010, a decrease of $495,000 from $4.3 million reported for the comparable period in fiscal 2009. The decrease in maintenance revenues for the six months ended April 30, 2010 resulted primarily from the absence in the six months ended April 30, 2010 of back maintenance revenue (compared to $300,000 of back maintenance revenue we recognized from one European telecommunications customer in the same period in fiscal 2009), an approximate decrease of $216,000 resulting from certain customers electing less expensive support and maintenance options and an approximate decrease of $188,000 attributable to only partial renewal or non-renewal of maintenance contracts by certain customers.  These decreases were partially offset by an increase of approximately $143,000 resulting from favorable foreign currency exchange rate fluctuations during the six months ended April 30, 2010 compared to the corresponding period in fiscal 2009 and an increase in maintenance revenues generated by db4o customers of approximately $85,000 during the six months ended April 30, 2010 compared to the corresponding period in fiscal 2009.

Given recent lower levels of license revenue and the current economic environment, we may in the future obtain fewer new maintenance agreements and may experience lower rates of renewal of our maintenance contracts or renewals at reduced service levels.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $28,000 and $40,000, respectively, for the three and six months ended April 30, 2010, a decrease of $43,000 (or 61%) from $71,000 reported for the three months ended April 30, 2009 and a decrease of $93,000 (or 70%) from $133,000 reported for the six months ended April 30, 2009.  These decreases were a result of reduced consulting services performed in our European operations including $43,000 of consulting revenue for one customer we recognized in the six months ended April 30, 2009 that was not repeated in fiscal 2010.

International Revenues. The following table summarizes our revenues by geographic area for the three and six months ended April 30, 2010 and April 30, 2009 (in thousands, except percentages):

	Three Months Ended April 30,
		Percentage		Percentage	Change
	2010	of revenues	2009	of revenues	Amount	Percentage
	(unaudited)

Revenues by Region:
North America	$1,606	46%	$1,563	40%	$43	3%
Europe	1,780	50	2,147	54	(367)	(17)
Asia	129	4	249	6	(120)	(48)
	$3,515	100%	$3,959	100%	$(444)	(11)%

	Six Months Ended April 30,
		Percentage		Percentage	Change
	2010	of revenues	2009	of revenues	Amount	Percentage
	(unaudited)

Revenues by Region:
North America	$3,005	38%	$3,659	38%	$(654)	(18)%
Europe	4,448	56	5,530	58	(1,082)	(20)
Asia	518	6	389	4	129	33
	$7,971	100%	$9,578	100%	$(1,607)	(17)%

Total revenues decreased $444,000 (or 11%) in the three months ended April 30, 2010 compared to the comparable period of fiscal 2009. The decrease in revenues in absolute dollars was due to revenue decreases of $367,000 in Europe and $120,000 in Asia and was partially offset by an increase in revenues of $43,000 in North America. The decrease in total revenues generally occurred across geographic regions as the global economy remained weak, however, in North America, we recognized significant license revenues with one telecommunications customer of approximately $527,000 in the three months ended April 30, 2010, which resulted in the small increase in North American revenues. Total revenues for the three months ended April 30, 2010 also included approximately $99,000 of favorable foreign currency exchange rate fluctuations.

Total revenues decreased $1.6 million (or 17%) in the six months ended April 30, 2010 compared to the comparable period of fiscal 2009. The decrease in total revenues also generally occurred across geographic regions as the global economy remained weak. The decrease in revenues in absolute dollars was due to revenue decreases of $654,000 in North America and $1.1 million in Europe and included an approximate increase of $355,000 in favorable foreign currency fluctuations. These decreases were also partially offset by an increase in revenues of $129,000 in Asia which was primarily a result of an increase in revenues from Japan.

International revenues (revenues from the European and Asian regions) represented approximately 54% of our total revenues for the three months ended April 30, 2010, as compared to 60% for the comparable period in fiscal 2009. The decrease in international revenues as a percentage of total revenues in the quarter ended April 30, 2010 is due to decreases of $367,000 and $120,000 in revenues from Europe and Asia, respectively, while North American revenues as a percentage of total revenues increased slightly. International revenues (revenues from the European and Asian regions) represented approximately 62% of our total revenues for the six months ended April 30, 2010 and the six months ended April 30, 2009 remaining relatively stable as a percentage of total revenues.

Revenues from North America: The $43,000 (or 3%) revenue increase from North America was primarily due to significant license transactions with one North American telecommunications customer totaling $527,000 in the three months ended April 30, 2010, compared to $206,000 of license revenues from the same customer in the three months ended April 30, 2009, partially offset by generally smaller license transactions.

The $654,000 (or 18%) revenue decrease from North America in the six months ended April 30, 2010 compared to the corresponding period of 2009 was primarily due to fewer larger license transactions.

Revenues from Europe: The $367,000 (or 17%) decrease in European revenues for the three months ended April 30, 2010 over the comparable period in fiscal 2009 and the $1.1 million (or 20%) decrease in European revenues for the six months ended April 30,

2010 over the comparable period in fiscal 2009 included decreases in license, maintenance and consulting services revenues. These decreases were partially offset by an approximate $99,000 and $355,000 increase in revenues resulting from favorable foreign currency exchange rate fluctuations in the three and six months ended April 30, 2010, respectively.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Revenues from Asia: We experienced a decrease of $120,000 (or 48%) in revenues from our Asia Pacific region during the three months ended April 30, 2010, and an increase of $129,000 (or 33%) in revenues from our Asia Pacific region during the six months ended April 30, 2010 compared to the comparable periods in fiscal 2009. The $120,000 decrease in revenues from Asia during the three months ended April 30, 2010 largely resulted from an approximate $200,000 decrease related to revenues recognized from one significant Korean telecommunications customer during the three months ended April 30, 2009 that was not repeated during the three months ended April 30, 2010. However, revenues from this same customer remained relatively stable over the six months ended April 30, 2010 when compared to the corresponding period of 2009. The $129,000 increase in revenues from Asia during the six months ended April 30, 2010 was primarily a result of an increase of $188,000 in revenues from Japan which was partially offset by an approximate $49,000 decrease in revenues from Australia.

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

Cost of Revenues

The following table summarizes total cost of revenues for the three and six months ended April 30, 2010 and April 30, 2009 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Cost of revenues:
Cost of license	$75	$57	$18	32%
Amortization of intangible assets	77	108	(31)	(29)
Cost of maintenance	366	333	33	10
Cost of professional services	21	34	(13)	(38)
Total	$539	$532	$7	1%

	Six Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Cost of revenues:
Cost of license	$156	$122	$34	28%
Amortization of intangible assets	154	201	(47)	(23)
Cost of maintenance	756	716	40	6
Cost of professional services	31	70	(39)	(56)
Total	$1,097	$1,109	$(12)	(1)%

Total Cost of Revenues.  Total cost of revenues was $539,000 (or 15% of revenues) and $1.1 million (or 12% of revenues) for the three and six months ended April 30, 2010, respectively, remaining at a relatively consistent level in absolute dollars and slightly higher as a percentage of revenues compared to $532,000 (or 13% of revenues) and $1.1 million (or 12% of revenues) for the comparable periods in fiscal 2009.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $75,000 (or 4% of license revenues) for the three months ended April 30, 2010, an increase of $18,000 (or 32%) from $57,000 (or 3% of license revenues) reported for the comparable period in fiscal 2009.  This increase was primarily related to a major release (Version 8) of the Versant Object Database in February 2010, which generated additional printing and other production costs in the three months ended April 30, 2010.

Cost of license revenues was $156,000 (or 4% of license revenues) for the six months ended April 30, 2010, an increase of $34,000 (or 28%) from $122,000 (or 2% of license revenues) reported for the comparable period in fiscal 2009.  This increase was primarily related to a major release (Version 8) of the Versant Object Database in February 2010, which generated additional printing and other production costs in the six months ended April 30, 2010.

Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of the intangible assets acquired in our fiscal 2009 acquisition of db4o and our fiscal 2004 acquisitions of Poet Holdings, Inc. and FastObjects, Inc.

Amortization of intangible assets was $77,000 for the three months ended April 30, 2010, a decrease of $31,000 (or 29%) from $108,000 reported for the three months ended April 30, 2009. Intangible assets related to JDO Genie Technology were fully amortized in the third quarter of fiscal 2009, causing a decrease of $28,000 in amortization of intangible assets in the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

Amortization of intangible assets was $154,000 for the six months ended April 30, 2010, representing a decrease of $47,000 (or 23%) from $201,000 reported for the six months ended April 30, 2009. This decrease included a $56,000 decrease due to intangible assets related to JDO Genie Technology being fully amortized in the third quarter of fiscal 2009, and was partially offset by a $9,000 increase in amortization of intangible assets recorded from our acquisition of the db4o business in the first quarter of fiscal 2009.

We expect to incur amortization charges of approximately $76,000 for the third quarter of fiscal 2010.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $366,000 (or 20% of maintenance revenues) for the three months ended April 30, 2010, a slight increase in both absolute dollars and as a percentage of maintenance revenues, compared to $333,000 (or 17% of maintenance revenues) reported for the comparable period in fiscal 2009. The increase is primarily related to an adjustment related to the acquisition of db4o of $30,000 made in the second fiscal quarter of 2009 that was not repeated in fiscal 2010.

Cost of maintenance revenues was $756,000 (or 20% of maintenance revenues) for the six months ended April 30, 2010, a slight increase in both absolute dollars and as a percentage of maintenance revenues compared to $716,000 (or 17% of maintenance revenues) reported for the comparable period in fiscal 2009. This increase is primarily related to an approximate increase of $23,000 due to hiring one additional customer support representative in our European operations in the second quarter of fiscal 2009 and an approximate increase of $24,000 due to unfavorable foreign currency exchange fluctuations in the six months ended April 30, 2010.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues decreased $13,000 to $21,000 (or 76% of professional services revenues) for the three months ended April 30, 2010 compared to $34,000 (or 48% of professional services revenues) reported for the comparable period in fiscal 2009.

Cost of professional services revenues decreased $39,000 to $31,000 (or 77% of professional services revenues) for the six months ended April 30, 2010 compared to $70,000 (or 53% of professional services revenues) reported for the comparable period in fiscal 2009.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended April 30, 2010 and April 30, 2009 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,135	$811	$324	40%
Research and development	944	980	(36)	(4)
General and administrative	751	818	(67)	(8)
Restructuring	(4)	—	(4)	100
Total	$2,826	$2,609	$217	8%

	Six Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$2,321	$1,997	$324	16%
Research and development	1,988	1,974	14	1
General and administrative	1,675	2,004	(329)	(16)
Restructuring	39	—	39	100
Total	$6,023	$5,975	$48	1%

Total Operating Expenses. Total operating expenses were $2.8 million (or 80% of revenues) for the three months ended April 30, 2010 and $2.6 million (or 66% of revenues) for the comparable period in fiscal 2009. The $217,000 (or 8%) absolute dollar increase in total operating expenses for the three months ended April 30, 2010 resulted primarily from an approximate increase of $312,000 related to a planned expansion of our sales force and marketing programs in both the United States and in our European operations and an approximate increase of $63,000 due to unfavorable foreign currency exchange rate fluctuations, partially offset by a decrease of approximately $33,000 in our research and development costs related to the consolidation of engineering activities into one location and a decrease of $84,000 in our general and administrative expenses related to a reduction in outside services and reductions in bonus and profit-sharing costs.

Total operating expenses were $6.0 million (or 75% of revenues) for the six months ended April 30, 2010 and $6.0 million (or 62% of revenues) for the comparable period in fiscal 2009. The $48,000 (or 1%) absolute dollar increase in total operating expenses for the six months ended April 30, 2010 resulted primarily from an approximate increase of $569,000 related to the planned expansion of our sales force and marketing programs in the United States and in our European operations and an approximate increase of $212,000 due to unfavorable foreign currency exchange rate fluctuations, partially offset by a decrease of approximately $339,000 related to the termination of our former Executive VP of Field Operations in December 2009, a decrease of approximately $92,000 in our research and development costs due to the consolidation of engineering activities into one location and a decrease of  $252,000 in our general and administrative expenses largely related to a reduction in outside services and bonus and profit-sharing costs.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.1 million (or 32% of revenues) for the three months ended April 30, 2010 and $811,000 (or 20% of revenues) for the comparable period in fiscal 2009. The $324,000 increase (or 40%) in sales and marketing costs for the three months ended April 30, 2010 related primarily to an approximate increase of $166,000 due to the expansion of our U.S. sales operations, including increased salary and related costs, facilities and travel costs associated with the addition of two new salespeople and a VP of Sales North America, an approximate $73,000 increase in domestic marketing programs including the addition of a new VP Marketing and Strategic Product Development, and an approximate $73,000 in new marketing programs in our European operations including a new strategic partnership and new marketing collateral.

Sales and marketing expenses were $2.3 million (or 29% of revenues) for the six months ended April 30, 2010 and $2.0 million (or 21% of revenues) for the comparable period in fiscal 2009. The $324,000 increase (or 16%) in sales and marketing costs related primarily to an approximate increase of $399,000 in connection with the expansion of our U.S. sales operations, including increased salary and related costs, facilities and travel costs associated with the addition of two new salespeople and a VP of Sales North America, an approximate $170,000 increase in global marketing programs including the addition of a new VP Marketing and Strategic Product Development, and an approximate increase of $59,000 due to unfavorable foreign currency exchange rate fluctuations, with these increases partially offset by an approximate decrease of $339,000 related to expenses associated with  the termination of our former Executive VP of Field Operations in December 2009 which were not repeated in the six months ended April 30, 2010.

For the remainder of fiscal 2010, we expect our quarterly sales and marketing expenses to continue to increase at a somewhat reduced rate as we invest in efforts to expand our customer base. We expect these expenses to continue to represent a considerable percentage of our total operating expenditures in the foreseeable future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $944,000 (or 27% of revenues) for the three months ended April 30, 2010 and $980,000 (or 25% of revenues) for the comparable period in fiscal 2009.  The $36,000 decrease (or 4%) in absolute dollars for the three months ended April 30, 2010 included an approximate decrease of $120,000 related to the wind-down of our Indian operations, offset by an increase of $87,000 in salary and related costs for six personnel additions in our European engineering operations.

Research and development expenses were $2.0 million (or 25% of revenues) for the six months ended April 30, 2010 and $2.0 million (or 20% of revenues) for the comparable period in fiscal 2009.  The $14,000 increase (or 1%) in absolute dollars for the six months ended April 30, 2010 included an approximate increase of $138,000 in salary and related costs for personnel additions in our European operations and an approximate increase of $122,000 due to unfavorable foreign currency exchange fluctuations, partially offset by a decrease of $186,000 related to the wind-down of our Indian operations and a decrease of $44,000 in reduced outside consulting services.

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

General and administrative expenses were $751,000 (or 21% of revenues) for the three months ended April 30, 2010 and $818,000 (or 21% of revenues) for the comparable period in fiscal 2009. The $67,000 (or 8%) decrease in general and administrative expense for the three months ended April 30, 2010 when compared to the three months ended April 30, 2009 was due to an approximate $51,000 decrease in Sarbanes-Oxley Act “SOX” compliance costs and other professional services costs, a $33,000 decrease in executive bonus and profit sharing costs and a decrease of $35,000 in facilities and travel costs, partially offset by a $51,000 increase in bad debt expense connected with the collection of past due receivables in the second quarter of fiscal 2009 not repeated in fiscal 2010.

General and administrative expenses were $1.7 million (or 21% of revenues) for the six months ended April 30, 2010 and $2.0 million (or 21% of revenues) for the comparable period in fiscal 2009. The $329,000 (or 16%) decrease in general and administrative expense for the six months ended April 30, 2010 was due to an approximate $213,000 decrease in SOX compliance costs and other professional services costs, a $39,000 decrease in executive bonus, profit sharing and share based compensation costs, a decrease of $39,000 in allocated facilities costs and a $15,000 decrease in bad debt expense, partially offset by an approximate increase of $28,000 due to unfavorable foreign currency exchange fluctuations.

We expect our general and administrative expenses in fiscal 2010 to increase moderately from fiscal 2009 due to cost increases related to compliance with Section 404 of the Sarbanes-Oxley Act as our small company exemption from the internal controls attestation requirements of the Sarbanes-Oxley Act lapses in fiscal 2010.

Restructuring: On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it has closed its research and development facility in Pune, India. The restructuring plan was undertaken to consolidate our research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. The restructuring plan has been substantially completed in the fiscal quarter ended April 30, 2010.

A net reduction of restructuring charges of $4,000 was reported for the three months ended April 30, 2010 which included a $29,000 decrease related to the collection of monies due for certain current assets for which an allowance had previously been established and was partially offset by an increase of $23,000 of contract termination costs and other direct costs of closure. There were no restructuring charges during the second quarter of fiscal 2009.

Restructuring charges were $39,000 for the six months ended April 30, 2010, which included $38,000 of severance and retention costs and $28,000 of contract termination and other direct costs of closure, partially offset by a $29,000 decrease related to the collection of monies due for certain current assets for which an allowance had previously been established.  There were no restructuring charges during the six months ended April 30, 2009.

Interest and Other Income, Net

The following table summarizes our interest and other income, net for the three and six months ended April 30, 2010 and April 30, 2009 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Interest and other income, net:
Interest income	$13	$58	$(45)	(78)%
Foreign exchange gain	69	44	25	57
Other income	—	—	—	—
Total	$82	$102	$(20)	(20)%

	Six Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Interest and other income, net:
Interest income	$27	$205	$(178)	(87)%
Foreign exchange gain	64	51	13	25
Other income	1	—	1	100
Total	$92	$256	$(164)	(64)%

Interest and other income, net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net, was $82,000 (or 2% of total revenues) and $102,000 (or 2% of total revenues) for the three months ended April 30, 2010 and 2009, respectively. The decrease in absolute dollars of $20,000 (or 20%) was largely due to a decrease in interest income of $45,000 as a result of the lower general level of interest rates, partially offset by an increase of $25,000 of foreign exchange gains resulting from settling transactions denominated in currencies other than our functional currency.

Interest and other income, net, was $92,000 (or 1% of total revenues) and $256,000 (or 2% of total revenues) for the six months ended April 30, 2010 and 2009, respectively. The decrease in absolute dollars of $164,000 (or 64%) was largely due to a decrease in interest income of $178,000 as a result of the lower general level of interest rates.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and six months ended April 30, 2010 and April 30, 2009 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$20	$34	$(14)	(41)%
Provision for income taxes - Europe	114	90	24	27
Provision for income taxes - India	—	—	—	—
Federal, state and franchise taxes	—	20	(20)	(100)
Total	$134	$144	$(10)	(7)%

	Six Months Ended
	April 30,	April 30,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$54	$47	$7	15%
Provision for income taxes - Europe	286	305	(19)	(6)
Provision for income taxes - India	—	1	(1)	(100)
Federal, state and franchise taxes	—	59	(59)	(100)
Total	$340	$412	$(72)	(17)%

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts.  In addition, as of April 30, 2010, the strengthening of the US dollar against the euro created taxable gains from US denominated currencies held by our German operations. Consequently, we accrued income taxes for our European operations of approximately $114,000 and $286,000, for the three and six months ended April 30, 2010, respectively, and approximately $90,000 and $305,000 for the three and six months ended April 30, 2009, respectively. The Company’s tax provisions were based upon our projected fiscal 2010 and fiscal 2009 effective tax rates.  The $79,000 decrease in the provision for income taxes excluding foreign withholding taxes for the six months ended April 30, 2010 over the comparable period in fiscal 2009 was primarily attributable to decreased net income and was partially offset by an approximate $21,000 increase due to unfavorable foreign currency exchange fluctuations.

We incurred foreign withholding taxes of approximately $20,000 and $34,000, respectively, for the three months ended April 30, 2010 and 2009, and approximately $54,000 and $47,000, respectively, for the six months ended April 30, 2010 and 2009, which we have included in our income tax provision.

In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results in the most recent fiscal years and our assessment of expected future results of operations on a jurisdiction by jurisdiction basis. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.  See Note 10 to the Notes to Condensed Consolidated Financial Statements included in this report for additional information regarding the treatment of taxes in our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain consolidated balance sheets data as of April 30, 2010 and October 31, 2009 and certain consolidated statements of cash flows data for the six months ended April 30, 2010 and 2009:

	April 30,	October 31,	Percent
	2010	2009	Change
	(in thousands, unaudited)

Working Capital	$26,415	$26,791	(1)%
Cash and cash equivalents	$27,902	$27,812	—%

	Six Months Ended
	April 30,	April 30,	Percent
	2010	2009	Change
	(in thousands, unaudited)

Net cash provided by operating activities	$1,938	$4,146	(53)%
Net cash used in investing activities	(351)	(2,386)	(85)
Net cash used in financing activities	$(1,019)	$(2,137)	(52)%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the six months ended April 30, 2010. As of April 30, 2010, we had cash and cash equivalents of approximately $27.9 million, an increase of $90,000 from the $27.8 million of cash and cash equivalents we held at October 31, 2009.

As of April 30, 2010, $6.3 million of our $27.9 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $5.3 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	As of April 30, 2010			As of October 31, 2009
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€3,732	$4,940		€2,936	$4,347
British Pound		£20	31		£15	24
Indian Rupee	Rs	14,055	315	Rs	18,069	383
Total			$5,286			$4,754

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

The effect of changes in foreign currency exchange rates on our net operating results in the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, was comprised of approximately $99,000 of favorable foreign currency fluctuations on our revenues, $9,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $63,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $27,000 on our operating income for the three months ended April 30, 2010.

The effect of changes in foreign currency exchange rates on our net operating results for the six months ended April 30, 2010, compared to the corresponding period in fiscal 2009, was comprised of approximately $355,000 of favorable foreign currency fluctuations on our revenues, $32,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $212,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $111,000 on our operating income.

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

Additionally, we held approximately 81% of our total cash balances at April 30, 2010 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

On November 30, 2009 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, or extended at any time by the Company. As of April 30, 2010, pursuant to this stock repurchase program, Versant had acquired 76,059 common shares on the open market for approximately $1.1 million at an average purchase price of $14.83 per share; and as of June 7, 2010, Versant had acquired a total of 285,294 common shares on the open market or in block trades for approximately $3.5 million at an average purchase price of $12.23 per share.

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

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 61 days and 56 days for the three months ended April 30, 2010 and 2009, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

The change in cash flows from investing activities primarily relates to purchases of property and equipment of $276,000 for our new offices in Hamburg, Germany and a $90,000 contingent payment to Servo Software related to our acquisition of the db4o assets.

For the six months ended April 30, 2010 and 2009, $90,000 and $2.3 million of cash was used for the acquisition of the db4o, assets, respectively.

Cash Flow used in Financing Activities

On December 1, 2008 and November 30, 2009, our Board of Directors approved stock repurchase programs. Under each program, the Company was authorized to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise.  The stock repurchase program that was approved on December 1, 2008 expired pursuant to its own terms on October 31, 2009.

The primary source of cash flows from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Directors’ Plan and Employee Stock Purchase Plan.

For the six months ended April 30, 2010, $1.0 million of cash was used by financing activities, consisting of $1.1 million of cash used to repurchase our common stock offset by cash inflows of $112,000 from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the six months ended April 30, 2009, $2.1 million of cash was used by financing activities, consisting of $2.3 million of cash used to repurchase our common stock offset by cash inflows of $143,000 from the sale of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and purchase of shares under the ESPP and the cash proceeds we receive upon exercise and purchase of these securities. As of April 30, 2010, we had approximately 180,288 shares available to issue under our current Equity Incentive Plan and our Director Stock Option Plan and 509,483 shares in outstanding grants under our current Equity Incentive Plan and our Director Stock Option Plan. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of April 30, 2010 consist of obligations under operating leases for facilities and equipment. In September 2009, the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters and in July 2009, the Company entered into a new lease agreement for its European headquarters.

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

In December 2008, we committed $2.6 million in cash to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.). The final contingent payment of $90,000 was paid on May 28, 2010.

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

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 12, Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Report.

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

The effect of changes in foreign currency exchange rates on our net operating results in the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, was comprised of approximately $99,000 of favorable foreign currency fluctuations on our revenues, $9,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $63,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $27,000 on our operating income for the three months ended April 30, 2010.

The effect of changes in foreign currency exchange rates on our net operating results for the six months ended April 30, 2010, compared to the corresponding period in fiscal 2009, was comprised of approximately $355,000 of favorable foreign currency fluctuations on our revenues, $32,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $212,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $111,000 on our operating income.

Our exposure to foreign currency exchange rate risk is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well.

Additionally, we held approximately 81% of our total cash balance at April 30, 2010 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

We did not own any derivative financial instruments as of April 30, 2010.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three and six months ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three and six months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The stock repurchase activity under this stock repurchase program during the three and six months ended April 30, 2010 is summarized as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period:
February 1 - February 28, 2010	19,692	$14.48	19,692	$3,970,410
March 1 - March 31, 2010	6,825	$14.41	6,825	$3,872,086
April 1 - April 30, 2010	—	$—	—	$3,872,086

Three months ended April 30, 2010	26,517	$14.46	26,517

November 30, 2009 - January 31, 2010	49,542	$15.03	49,542

Six months ended April 30, 2010	76,059	$14.83	76,059

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

VERSANT CORPORATION

Dated: June 10, 2010	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer, Principal
Financial and Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)