Form 10-Q
period 2010-07-31
VERSANT CORP
filed 2010-09-14
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 10, 2010, there were outstanding 3,266,186 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended July 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	July 31,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$25,464	$27,812
Trade accounts receivable, net of allowance for doubtful accounts of $15 and $36 at July 31, 2010 and October 31, 2009, respectively	1,625	2,251
Deferred income taxes	827	939
Other current assets	363	633
Total current assets	28,279	31,635

Property and equipment, net	647	488
Goodwill	8,589	8,410
Intangible assets, net	572	802
Other assets	38	38
Total assets	$38,125	$41,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$155	$154
Accrued liabilities	782	1,215
Deferred revenues	3,182	3,475
Total current liabilities	4,119	4,844

Deferred revenues	69	177
Other long-term liabilities	131	95
Total liabilities	4,319	5,116

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,272,448 shares issued and outstanding at July 31, 2010, and 3,552,946 shares issued and outstanding at October 31, 2009	93,095	95,730
Accumulated other comprehensive income (loss), net	(115)	434
Accumulated deficit	(59,174)	(59,907)
Total stockholders’ equity	33,806	36,257
Total liabilities and stockholders’ equity	$38,125	$41,373

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009

Revenues:
License	$1,634	$2,025	$5,787	$7,198
Maintenance	1,757	2,345	5,534	6,617
Professional services	33	63	73	196
Total revenues	3,424	4,433	11,394	14,011

Cost of revenues:
License	60	84	216	206
Amortization of intangible assets	76	96	230	296
Maintenance	342	364	1,098	1,080
Professional services	17	29	48	100
Total cost of revenues	495	573	1,592	1,682

Gross profit	2,929	3,860	9,802	12,329

Operating expenses:
Sales and marketing	1,150	1,049	3,471	3,046
Research and development	824	1,022	2,812	2,996
General and administrative	759	813	2,434	2,817
Restructuring	—	—	39	—
Total operating expenses	2,733	2,884	8,756	8,859

Income from operations	196	976	1,046	3,470
Interest and other income (expenses), net	48	(24)	141	232
Income before provision for income taxes	244	952	1,187	3,702
Provision for income taxes	114	61	454	473

Net income	$130	$891	$733	$3,229

Net income per share:
Basic	$0.04	$0.25	$0.21	$0.89
Diluted	$0.04	$0.25	$0.21	$0.88

Shares used in per share calculation:
Basic	3,375	3,574	3,468	3,648
Diluted	3,403	3,609	3,504	3,683

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	July 31,	July 31,
	2010	2009
Cash flows from operating activities:
Net income	$733	$3,229

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242	274
Amortization of intangible assets	230	296
Share based compensation expense	828	733
Recovery of bad debt allowance	(19)	(8)
Reduction of restructuring charges	(19)	—
Changes in assets and liabilities:
Trade accounts receivable	477	420
Other assets	251	(132)
Accounts payable	(45)	(184)
Accrued liabilities and other long-term liabilities	(258)	(438)
Deferred revenues	(176)	500
Net cash provided by operating activities	2,244	4,690

Cash flows from investing activities:
Acquisition of business	(180)	(2,383)
Purchases of property and equipment	(459)	(163)
Proceeds from the sale of property and equipment	15	—
Net cash used in investing activities	(624)	(2,546)

Cash flows from financing activities:
Proceeds from issuance of common stock	167	251
Repurchases of common stock	(3,630)	(2,987)
Principal payments under capital lease obligations	—	(4)
Net cash used in financing activities	(3,463)	(2,740)

Effect of foreign exchange rate changes on cash and cash equivalents	(505)	117
Net decrease in cash and cash equivalents	(2,348)	(479)
Cash and cash equivalents at beginning of period	27,812	27,234
Cash and cash equivalents at end of period	$25,464	$26,755

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$1	$—
Income taxes	$477	$643

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2009. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed on January 29, 2010 (File/Film No. 000-28540/10558455). The Company’s operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending October 31, 2010, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

NOTE 2.  FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market for the transaction and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of July 31, 2010 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$19,019	$—	$—
Time deposits	5,304	—	—
Total	$24,323	$—	$—

The fair value of money market funds and time deposits reflect quoted market prices in an active market.

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

The total purchase price of $2.6 million for the db4o assets as of July 31, 2010 consisted of the following:

a)             Initial cash payment of $2.1 million made in December 2008;

b)             Direct transaction costs of $182,000; and

c)              Contingent deferred payments of $280,000.

Under the terms of the db4o Purchase Agreement, in consideration of its acquisition of the assets of the db4o business, Versant paid Servo the above-mentioned closing payment of $2.1 million in cash, agreed to pay up to a maximum of an additional $300,000 payable in three contingent deferred payments of up to $100,000 each during the 18-month period immediately following the December 1, 2008 acquisition date and assumed certain liabilities of Servo under certain contracts included among the db4o assets. The three contingent deferred payments of up to $100,000 each were payable six months, twelve months and eighteen months, respectively, following the December 1, 2008 acquisition date. The Company made the first contingent deferred payment of $100,000 to Servo on May 29, 2009, the second payment of $90,000 on November 30, 2009 and the third payment of $90,000 on May 28, 2010.

The total purchase price for the db4o assets was allocated to db4o’s net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date, with the excess of the purchase price over these aggregate fair values recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which values each intangible asset based upon its estimated impact on the Company’s expected future after-tax cash flows and discounts the net changes in the Company’s expected future after-tax cash flows to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

The Company’s allocation of the purchase price for the db4o assets and liabilities is summarized below (in thousands):

Tangible net assets acquired	$84
Customer relationships	210
Developed technology	300
Trade name	100
Goodwill	1,869
$2,563

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

Goodwill

The following table presents goodwill balances and acquisitions of, and adjustments to, goodwill during the nine months ended July 31, 2010 (in thousands):

	Net Carrying Amount As of October 31, 2009	Goodwill Acquired	Adjustments to Goodwill	Net Carrying Amount As of July 31, 2010
Goodwill:
Versant Europe	$241	$—	$—	$241
Poet Holdings, Inc.	5,752	—	—	5,752
FastObjects, Inc.	677	—	—	677
JDO Genie (PTY), LTD	50	—	—	50
db4o	1,690	180	(1)	1,869
Total	$8,410	$180	$(1)	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2009 and determined there was no impairment.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of July 31, 2010 and October 31, 2009 are as follows (in thousands):

	As of July 31, 2010			As of October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc.- Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,785	$134	$1,919	$1,643	$276
db4o-Developed Technology (Amortized over 5 years)	300	100	200	300	55	245
db4o-Customer Relationships (Amortized over 9 years)	210	38	172	210	21	189
FastObjects, Inc.- Customer Relationships (Amortized over 6 years)	148	148	0	148	137	11
db4o-Trade Name (Amortized over 5 years)	100	34	66	100	19	81
Total	$2,677	$2,105	$572	$2,677	$1,875	$802

Aggregate amortization expense for intangible assets was $76,000 and $230,000, respectively, for the three and nine months ended July 31, 2010, and $96,000 and $296,000, respectively, for the three and nine months ended July 31, 2009.

The projected amortization of the Company’s existing intangible assets as of July 31, 2010 is as follows (in thousands):

Amortization
Three months ending October 31, 2010	$73
Fiscal year ending October 31,
2011	190
2012	104
2013	103
2014	30
Thereafter	72
Total	$572

NOTE 4.  LEASE COMMITMENTS

Versant’s principal commitments as of July 31, 2010 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and its offices in Hamburg, Germany under multi-year operating lease agreements.

On July 17, 2009, the Company entered into an office building lease, pursuant to which the Company has leased approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease has a term of sixty months, which commenced in December 2009. The total rent payable as of July 31, 2010 over the remaining lease term is approximately $679,000.

On September 3, 2009, the Company entered into the First Amendment (the “Amendment”) of an Office Building Lease executed on March 23, 2007.  The Amendment extends the term of the Company’s lease of approximately 6,800 square feet in an office facility located in Redwood City, California for an additional term of three years to May 31, 2013.  The total rent payable as of July 31, 2010 over the remaining extended lease term is approximately $553,000.

Our minimum commitments under non-cancelable operating leases not recorded on our condensed consolidated balance sheet as of July 31, 2010 are as follows (in thousands):

	Facilities	Equipment
	Leases	Leases	Total

Three months ending October 31, 2010	$71	$1	$72
Fiscal year ending October 31,
2011	351	5	356
2012	359	5	364
2013	278	2	280
2014	160	—	160
Thereafter	13	—	13
Total	$1,232	$13	$1,245

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

From the date of announcement of this stock repurchase program through July 31, 2010, Versant acquired under this program a total of 296,778 common shares on the open market for approximately $3.6 million at an average purchase price of $12.19 per share, leaving approximately $1.4 million in authorized funds available for future repurchases of stock under this program.

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

NOTE 6.  NET INCOME PER SHARE

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009

Net income	$130	$891	$733	$3,229

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,375	3,574	3,468	3,648

Net income per share, basic	$0.04	$0.25	$0.21	$0.89

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,375	3,574	3,468	3,648
Dilutive effect of employee and director stock options	28	35	36	35
Weighted average - common shares outstanding and potentially dilutive common shares	3,403	3,609	3,504	3,683

Net income per share, diluted	$0.04	$0.25	$0.21	$0.88

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method. For the three months ended July 31, 2010 and 2009, 416,000 and 188,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.  For the nine months ended July 31, 2010 and 2009, 347,000 and 195,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share.

NOTE 7.  SHARE BASED COMPENSATION

Under the fair value recognition guidance of ASC 718 Compensation — Stock Compensation, share based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of each option granted is estimated on the date of grant and the fair value of each share issued under Versant’s Employee Stock Purchase Plan (or “ESPP”) is estimated at the beginning of the purchase period, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options		ESPP
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Assumptions:
Volatility	53% - 56%	56% - 61%	33% - 42%	48% - 65%
Expected life	3.3 - 3.6 years	2.4 - 3.0 years	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	1.43% - 1.87%	0.93% - 1.39%	0.15% - 0.35%	0.29% - 2.01%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of income related to the Company’s stock option plans and the ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009
Share based compensation expense:
Stock options	$259	$249	$796	$713
ESPP	(4)	14	32	20
Total	$255	$263	$828	$733

Share based compensation recognized in the condensed consolidated statements of income by category of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009
Share based compensation expense:
Cost of revenues	$14	$15	$59	$42
Sales and marketing	50	37	171	95
Research and development	52	66	175	166
General and administrative	139	145	423	430
Total	$255	$263	$828	$733

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the nine months ended July 31, 2010 and 2009:

	Nine Months Ended July 31,
	2010		2009
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	386	$18.45	303	$20.40
Granted	148	18.15	134	13.34
Exercised	(3)	10.85	(10)	8.65
Forfeited and expired	(27)	38.56	(54)	17.33
Outstanding at the end of the period	504	17.32	373	18.63

Options exercisable at the end of the period	310	$17.40	212	$21.02

NOTE 8.  RESTRUCTURING

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it has closed its research and development facility in Pune, India. The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $179,000 as of July 31, 2010. The restructuring was substantially completed during the fiscal quarter ended April 30, 2010.

The following table reflects the type and amount of these restructuring charges included in operating expenses for the three and nine months ended July 31, 2010 (in thousands):

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2010	2010
Restructuring:
Severance, retention and related charges	$—	$38
Impairment of fixed assets (non-cash charges)	—	2
Impairment to other assets (non-cash charges)	—	(29)
Contract termination costs	—	8
Other direct costs of closure	—	20
	$—	$39

There were no restructuring charges included in accrued liabilities in the condensed consolidated balance sheet as of July 31, 2010 and $32,000 of employee termination costs were included in accrued liabilities as of October 31, 2009.

NOTE 9.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Comprehensive income for the three and nine month periods ended July 31, 2010 and July 31, 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009

Net income, as reported	$130	$891	$733	$3,229
Foreign currency translation adjustment	(51)	137	(549)	69
Comprehensive income	$79	$1,028	$184	$3,298

NOTE 10.  INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date.  The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding realizability exists. The Company had net deferred tax assets of $827,000 and $939,000 as of July 31, 2010 and October 31, 2009, respectively.

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

The Company has experienced substantial past tax losses in its U.S. operations. Due to the lack of forecasted future taxable income and the relative size of the Company’s Federal and California net operating loss carry forwards, considerable uncertainty exists that the Company will realize these deferred tax assets. Based on this objective evidence, a full valuation allowance has been recorded against the Company’s deferred tax assets related to its U.S. operations.

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

The provision for income taxes was $114,000 and $61,000 for the three months ended July 31, 2010 and 2009, respectively and $454,000 and $473,000 for the nine months ended July 31, 2010 and 2009, respectively.  The provision for income tax expense differs from the amount estimated by applying the statutory federal income tax rate to income before taxes primarily due to foreign income taxed at other than U.S. rates, foreign withholding taxes, changes in the U.S. valuation allowance and state taxes.

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

In aggregate, the revenues generated by one significant telecommunications customer accounted for approximately 15% of total revenues in the three months ended July 31, 2010 and 13% of total revenues in the nine months ended July 31, 2010. The related accounts receivable balance for this customer was approximately $402,000 as of July 31, 2010.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the region in which the contract originates.

The following table reflects revenues for the three and nine months ended July 31, 2010 and July 31, 2009 by each geographic region (in thousands)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009

Revenues by Region:
North America	$1,396	$1,560	$4,401	$5,219
Europe	1,918	2,821	6,365	8,351
Asia	110	52	628	441
	$3,424	$4,433	$11,394	$14,011

The following table reflects long-lived assets as of July 31, 2010 and October 31, 2009 in each geographic region (in thousands):

	July 31,	October 31,
	2010	2009
Total long-lived assets by region:
North America	$121	$164
Europe	524	287
Asia	40	75
	$685	$526

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

Revenue Recognition — Milestone Method

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The guidance is effective for Versant beginning November 1, 2010. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

Receivables Disclosure

In July 2010, the FASB issued guidance which amends ASC 310, Receivables. This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The effective date for disclosures as of the end of the reporting period is the first quarter of fiscal year 2011. The effective date for disclosures for activity during the reporting period is the second quarter of fiscal year 2011. The adoption will not have a material effect on the Company’s consolidated financial statements.

NOTE 13.  CONTINGENCIES

The Company may be subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The Company has been notified by a customer of a potential overpayment of license royalties to Versant. Management contests the customer’s claim and currently believes there will be no material adverse effect to the Company. The results of any dispute are inherently uncertain and no estimate can be made at this time of any potential loss.

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance and trends anticipated for the Company’s business such as:

•                  our expectations regarding our future net income, revenues, gross profit, expenses and earnings per share;

•                  our expectations regarding unfavorable economic and market conditions;

•                  our ability to generate additional revenues from investments in sales and marketing;

•                  our expectations that our existing stock repurchase program (which can be earlier terminated) will expire in October 2010

•                  assumptions underlying or related to any of the foregoing.

These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which in turn are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include, but are not limited to, words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not assurances of our future performance or financial condition and are subject to, and involve, significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2009. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

Our Data Management business is currently comprised of the following key products:

•                  Versant Object Database or “VOD”, previously known as VDS, an eighth generation object-oriented database management system that is used in high-performance, large-scale, real-time commercial applications in distributed computing environments. We also offer several optional ancillary products for use with Versant Object Database to extend its capabilities, provide compatibility and offer additional protection of stored data.

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

Continued Adverse Global Economic Conditions Are Negatively Impacting Our Business

The national and global economies and financial markets have experienced a prolonged downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, more recent crises relating to concerns about the debt and financial stability of certain European countries, concerns about failures or the instability of major financial institutions and other businesses, inflation and deflation, high rates of unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. The severity of these economic and financial market conditions and the length of time they may persist are unknown.

Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when or to what extent the macroeconomic environment may improve. During the first nine months of fiscal 2010, our selling environment remained very challenging, causing customers to delay or reduce technology purchases or to make smaller investments in our solutions. We are seeing continuing pressures on our customers’ budgets, and as they are facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products. The difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future.  The current economic downturn in our customers’ industries has contributed to the substantial reduction in both license and maintenance revenues and could continue to harm our business, operating results and financial condition.

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

During the first nine months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010 (File/Film No. 000-28540/10558455) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of income to total revenues:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009

Revenues:
License	48%	46%	51%	52%
Maintenance	51	53	48	47
Professional services	1	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	2	2	2	1
Amortization of intangible assets	2	2	2	2
Maintenance	10	8	10	8
Professional services	—	1	—	1
Total cost of revenues	14	13	14	12

Gross profit	86	87	86	88

Operating expenses:
Sales and marketing	34	24	31	22
Research and development	24	23	25	21
General and administrative	22	18	21	20
Restructuring	—	—	—	—
Total operating expenses	80	65	77	63

Income from operations	6	22	9	25
Interest and other income (expense), net	1	(1)	1	1
Income before provision for income taxes	7	21	10	26
Provision for income taxes	3	1	4	3

Net income	4%	20%	6%	23%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and nine months ended July 31, 2010 and July 31, 2009 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$1,634	$2,025	$(391)	(19)%
Maintenance revenues	1,757	2,345	(588)	(25)
Professional services revenues	33	63	(30)	(48)
Total	$3,424	$4,433	$(1,009)	(23)%

	Nine Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$5,787	$7,198	$(1,411)	(20)%
Maintenance revenues	5,534	6,617	(1,083)	(16)
Professional services revenues	73	196	(123)	(63)
Total	$11,394	$14,011	$(2,617)	(19)%

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

Our total revenues decreased by $1.0 million (or 23%) for the three months ended July 31, 2010 compared to the corresponding period in fiscal 2009. This decrease resulted primarily from an approximate $588,000 (or 25%) decrease in maintenance revenues and an approximate $391,000 (or 19%) decrease in license revenues. Professional services revenues also decreased $30,000 (or 48%) for the three months ended July 31, 2010 over the corresponding period in fiscal 2009. Total revenues for the three months ended July 31, 2010 also included approximately $189,000 of unfavorable foreign currency exchange rate fluctuations comprising 19% of the total decrease in revenues.

Our total revenues decreased by $2.6 million (or 19%) for the nine months ended July 31, 2010 compared to the corresponding period in fiscal 2009. This decrease resulted primarily from an approximate $1.4 million (or 20%) decrease in license revenues and an approximate $1.1 million (or 16%) decrease in maintenance revenues.  Professional services revenues decreased $123,000 (or 63%) for the nine months ended July 31, 2010 over the corresponding period in fiscal 2009. Total revenues for the nine months ended July 31, 2010 also included approximately $166,000 of favorable foreign currency exchange rate fluctuations. One significant telecommunications customer accounted for 15% of our total revenues for the three months ended July 31, 2010 and 13% of our total revenues for the nine months ended July 31, 2010.

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

License revenues were $1.6 million for the three months ended July 31, 2010, a decrease of $391,000 (or 19%) from $2.0 million reported for the comparable period in fiscal 2009. The decrease in license revenues for the three months ended July 31, 2010 compared to the same three month period in 2009 resulted primarily from fewer larger license transactions and included an approximate $100,000 decrease in license revenues resulting from unfavorable foreign currency exchange rate fluctuations.

License revenues were $5.8 million for the nine months ended July 31, 2010, a decrease of $1.4 million (or 20%) from $7.2 million reported for the comparable period in fiscal 2009. The decrease in license revenues for the nine months ended July 31, 2010 compared to the same nine month period in 2009 also resulted primarily from fewer larger license transactions, and was partially offset by an approximate $112,000 increase in license revenues resulting from favorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to our support personnel and software upgrades, as well as dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.8 million for the three months ended July 31, 2010, a decrease of $588,000 from $2.3 million reported for the comparable period in fiscal 2009. The decrease in maintenance revenues was primarily due to an approximate decrease of $195,000 attributable to certain customers electing less expensive support and maintenance options, an approximate decrease of $175,000 reflecting the absence of back maintenance revenues in the current quarter as compared to the corresponding period in fiscal 2009 and an approximate decrease of $87,000 resulting from unfavorable foreign currency exchange rate fluctuations for the quarter ended July 31, 2010.

Maintenance revenues were $5.5 million for the nine months ended July 31, 2010, a decrease of $1.1 million from $6.6 million reported for the comparable period in fiscal 2009. The decrease in maintenance revenues for the nine months ended July 31, 2010 resulted from the absence of back maintenance revenues in the nine months ended July 31, 2010 compared to the same period in fiscal 2009 when approximately $502,000 of back maintenance revenue was recognized, and an approximate decrease of $410,000 resulting from certain customers electing less expensive support and maintenance options. These decreases were partially offset by an increase of approximately $56,000 resulting from favorable foreign currency exchange rate fluctuations during the nine months ended July 31, 2010 compared to the corresponding period in fiscal 2009.

Given recent lower levels of license revenue and the current economic environment, we may in the future obtain fewer new maintenance agreements, may experience lower rates of renewal of our maintenance contracts and our customers may choose to discontinue premium support options and renew maintenance contracts at standard rates.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $33,000 and $73,000, respectively, for the three and nine months ended July 31, 2010, a decrease of $30,000 (or 48%) from $63,000 reported for the three months ended July 31, 2009 and a decrease of $123,000 (or 63%) from $196,000 reported for the nine months ended July 31, 2009.  These decreases were a result of fewer consulting services performed in our United States and European operations, including $62,000 of consulting revenue from one customer we recognized in the nine months ended July 31, 2009 that was not repeated in fiscal 2010.

International Revenues. The following table summarizes our revenues by geographic area for the three and nine months ended July 31, 2010 and July 31, 2009 (in thousands, except percentages):

	Three Months Ended July 31,
		Percentage		Percentage	Change
	2010	of revenues	2009	of revenues	Amount	Percentage
	(unaudited)

Revenues by Region:
North America	$1,396	41%	$1,560	35%	$(164)	(11)%
Europe	1,918	56	2,821	64	(903)	(32)
Asia	110	3	52	1	58	112
	$3,424	100%	$4,433	100%	$(1,009)	(23)%

	Nine Months Ended July 31,
		Percentage		Percentage	Change
	2010	of revenues	2009	of revenues	Amount	Percentage
	(unaudited)

Revenues by Region:
North America	$4,401	39%	$5,219	37%	$(818)	(16)%
Europe	6,365	56	8,351	60	(1,986)	(24)
Asia	628	5	441	3	187	42
	$11,394	100%	$14,011	100%	$(2,617)	(19)%

Total revenues decreased $1.0 million (or 23%) in the three months ended July 31, 2010 compared to the comparable period of fiscal 2009. The decrease in revenues in absolute dollars was due to revenue decreases of $903,000 in Europe and $164,000 in North America and was partially offset by an increase in revenues of $58,000 in Asia. The decrease in total revenues generally occurred across geographic regions as the global economy remained weak. Total revenues for the three months ended July 31, 2010 also included approximately $189,000 of unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations.

Total revenues decreased $2.6 million (or 19%) in the nine months ended July 31, 2010 compared to the corresponding period of fiscal 2009. The decrease in total revenues generally occurred across geographic regions as the global economy remained weak. The decrease in revenues in absolute dollars was due to revenue decreases of $818,000 in North America and approximately $2.0 million in Europe and included an approximate increase of $166,000 in favorable foreign currency fluctuations. These decreases were partially offset by an increase in revenues of $187,000 in Asia which was primarily a result of an increase in revenues from Japan.

International revenues (revenues from the European and Asian regions) represented approximately 59% of our total revenues for the three months ended July 31, 2010, as compared to 65% for the comparable period in fiscal 2009. The decrease in international revenues as a percentage of total revenues in the quarter ended July 31, 2010 is due to a decrease of $903,000 in revenues from Europe while North American and Asian revenues as a percentage of total revenues increased slightly. International revenues (revenues from the European and Asian regions) represented approximately 61% of our total revenues for the nine months ended July 31, 2010 remaining relatively stable as compared to 63% of our total revenues for the nine months ended July 31, 2009.

Revenues from North America: The $164,000 (or 11%) revenue decrease from North America was primarily due to reduced license revenues from one North American customer that totaled $148,000 in the three months ended July 31, 2010, compared to $301,000 of license revenues from the same customer in the three months ended July 31, 2009.

The $818,000 (or 16%) revenue decrease from North America in the nine months ended July 31, 2010 compared to the corresponding period of 2009 was primarily due to fewer larger license transactions including an approximate decrease of $567,000 in license revenues from three significant North American customers and an approximate decrease of $260,000 in maintenance revenues related to certain customers electing less expensive support options or only partial renewal of maintenance contracts.

Revenues from Europe: The $903,000 (or 32%) decrease in European revenues for the three months ended July 31, 2010 over the comparable period in fiscal 2009 and the approximate $2.0 million (or 24%) decrease in European revenues for the nine months ended July 31, 2010 over the comparable period in fiscal 2009 included decreases in license, maintenance and consulting services revenues. The revenue decrease from Europe in the three months ended July 31, 2010 compared to the corresponding period of 2009 was primarily due an approximate decrease of $312,000 in license revenues from one significant European customer, an approximate decrease of $111,000 in maintenance revenues related to certain customers electing less expensive support options, the absence of back maintenance revenues (compared to approximately $175,000 of back maintenance revenue recognized in the same period in fiscal 2009) and unfavorable foreign currency fluctuations of approximately $189,000.

The revenue decrease from Europe in the nine months ended July 31, 2010 compared to the corresponding period of 2009 was primarily due an approximate decrease of $1.0 million in license revenues from three significant European customers, an approximate decrease of $353,000 in maintenance revenues related to certain customers electing less expensive support options and the absence of back maintenance revenues (compared to approximately $502,000 of back maintenance revenue recognized in the same period in fiscal 2009). These decreases were partially offset by an approximate $166,000 increase in revenues resulting from favorable foreign currency exchange rate fluctuations in the nine months ended July 31, 2010.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Revenues from Asia: We experienced an increase of $58,000 (or 112%) in revenues from the Asia Pacific region during the three months ended July 31, 2010, and an increase of $187,000 (or 42%) in revenues from the Asia Pacific region during the nine months ended July 31, 2010 compared to the comparable periods in fiscal 2009. These increases in revenues from Asia largely resulted from increases in revenues from Japan during the three and nine months ended July 31, 2010 when compared to the corresponding periods in fiscal 2009 of approximately $28,000 and $211,000, respectively, and to a lesser extent, increases in revenues from new customers in the People’s Republic of China.

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

Cost of Revenues

The following table summarizes total cost of revenues for the three and nine months ended July 31, 2010 and July 31, 2009 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$60	$84	$(24)	(29)%
Amortization of intangible assets	76	96	(20)	(21)
Maintenance	342	364	(22)	(6)
Professional services	17	29	(12)	(41)
Total	$495	$573	$(78)	(14)%

	Nine Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$216	$206	$10	5%
Amortization of intangible assets	230	296	(66)	(22)
Maintenance	1,098	1,080	18	2
Professional services	48	100	(52)	(52)
Total	$1,592	$1,682	$(90)	(5)%

Total Cost of Revenues.  Total cost of revenues was $495,000 (or 14% of revenues) and $1.6 million (or 14% of revenues) for the three and nine months ended July 31, 2010, respectively, slightly lower in absolute dollars when compared to $573,000 (or 13% of revenues) and $1.7 million (or 12% of revenues) for the comparable periods in fiscal 2009.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $60,000 (or 4% of license revenues) for the three months ended July 31, 2010, a decrease of $24,000 (or 29%) from $84,000 (or 4% of license revenues) reported for the comparable period in fiscal 2009.  This decrease was primarily related to a major release of FastObjects in fiscal year 2009 which generated additional printing and other production costs that were not repeated in the three months ended July 31, 2010.

Cost of license revenues was $216,000 (or 4% of license revenues) for the nine months ended July 31, 2010, an increase of $10,000 (or 5%) from $206,000 (or 3% of license revenues) reported for the comparable period in fiscal 2009.  The small increase in absolute dollars reflects an increase of $4,000 due to unfavorable foreign currency fluctuations and an increase of $8,000 due to the extended absence of one employee in the second quarter of our fiscal 2009 which was not repeated in fiscal 2010.

Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of the intangible assets acquired in our fiscal 2009 acquisition of db4o and our fiscal 2004 acquisitions of Poet Holdings, Inc. and FastObjects, Inc.

Amortization of intangible assets was $76,000 for the three months ended July 31, 2010, a decrease of $20,000 (or 21%) from $96,000 reported for the three months ended July 31, 2009. Intangible assets related to JDO Genie Technology were fully amortized in the third quarter of fiscal 2009, causing a decrease of $18,000 in amortization of intangible assets in the three months ended July 31, 2010 compared to the three months ended July 31, 2009.

Amortization of intangible assets was $230,000 for the nine months ended July 31, 2010, representing a decrease of $66,000 (or 22%) from $296,000 reported for the nine months ended July 31, 2009. This decrease included a $73,000 decrease due to intangible assets related to JDO Genie Technology being fully amortized in the third quarter of fiscal 2009, and was partially offset by a $9,000 increase in amortization of intangible assets recorded from our acquisition of the db4o business in the first quarter of fiscal 2009.

We expect to incur amortization charges of approximately $73,000 for the fourth quarter of fiscal 2010.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $342,000 (or 19% of maintenance revenues) for the three months ended July 31, 2010, a slight decrease in absolute dollars compared to $364,000 (or 16% of maintenance revenues) reported for the comparable period in fiscal 2009. Cost of maintenance revenues for the three months ended July 31, 2010 rose slightly as a percentage of maintenance revenues compared to the corresponding period in fiscal 2009.

Cost of maintenance revenues was $1.1 million (or 20% of maintenance revenues) for the nine months ended July 31, 2010, remaining stable in absolute dollars while increasing slightly as a percentage of maintenance revenues compared to $1.1 million (or 16% of maintenance revenues) reported for the comparable period in fiscal 2009. Cost of maintenance revenues has remained relatively stable for the nine months ended July 31, 2010 when compared to the corresponding period of fiscal 2009 as the Company has elected to maintain our core support team.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues decreased $12,000 to $17,000 (or 52% of professional services revenues) for the three months ended July 31, 2010 compared to $29,000 (or 46% of professional services revenues) reported for the comparable period in fiscal 2009.

Cost of professional services revenues decreased $52,000 to $48,000 (or 66% of professional services revenues) for the nine months ended July 31, 2010 compared to $100,000 (or 51% of professional services revenues) reported for the comparable period in fiscal 2009.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended July 31, 2010 and July 31, 2009 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,150	$1,049	$101	10%
Research and development	824	1,022	(198)	(19)
General and administrative	759	813	(54)	(7)
Restructuring	—	—	—
Total	$2,733	$2,884	$(151)	(5)%

	Nine Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$3,471	$3,046	$425	14%
Research and development	2,812	2,996	(184)	(6)
General and administrative	2,434	2,817	(383)	(14)
Restructuring	39	—	39	100
Total	$8,756	$8,859	$(103)	(1)%

Total Operating Expenses. Total operating expenses were $2.7 million (or 80% of revenues) for the three months ended July 31, 2010 and $2.9 million (or 65% of revenues) for the comparable period in fiscal 2009. The $151,000 (or 5%) decrease in total operating expenses for the three months ended July 31, 2010 resulted primarily from a decrease of approximately $126,000 in our research and development costs related to the consolidation of engineering activities into one location and the reduced use of outside consultants, and an approximate decrease of $128,000 due to favorable foreign currency exchange rate fluctuations. These reductions were partially offset by an approximate increase of $140,000 related to a planned expansion of our marketing programs in both the United States and in our European operations.

Total operating expenses were $8.8 million (or 77% of revenues) for the nine months ended July 31, 2010 and $8.9 million (or 63% of revenues) for the comparable period in fiscal 2009. The $103,000 (or 1%) decrease in total operating expenses for the nine months ended July 31, 2010 resulted primarily from an approximate decrease of $329,000 in our general and administrative expenses which was largely attributable to a reduction in outside services and regulatory compliance costs, a decrease of approximately $297,000 related to the termination of our former Executive VP of Field Operations in December 2009 and a decrease of approximately $190,000 in our research and development costs, primarily due to the consolidation of our engineering activities into one location. These reductions were partially offset by an increase of approximately $378,000 related to the planned expansion of our sales force and an approximate increase of $290,000 due to the expansion of our marketing efforts in the United States and in our European operations and an increase of approximately $84,000 due to unfavorable foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, distributor costs, expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.2 million (or 34% of revenues) for the three months ended July 31, 2010 and $1.0 million (or 24% of revenues) for the comparable period in fiscal 2009. The $101,000 increase (or 10%) in sales and marketing expenses for the three months ended July 31, 2010 related primarily to an approximate increase of $64,000 due to the realignment of our marketing efforts, including the addition of a new marketing manager and our VP Marketing and Strategic Product Development, an approximate $76,000 increase in marketing programs including an e-marketing campaign and tradeshow participation, partially offset by a decrease of approximately $40,000 due to favorable foreign currency exchange rate fluctuations

Sales and marketing expenses were $3.5 million (or 31% of revenues) for the nine months ended July 31, 2010 and $3.0 million (or 22% of revenues) for the comparable period in fiscal 2009. The $425,000 (or 14%) increase in sales and marketing expenses for the nine months ended July 31, 2010 related primarily to an approximate increase of $378,000 in connection with the expansion of our U.S. sales operations, including increased salary and related costs, facilities, travel costs and our VP of Sales North America (hired in March of 2009), an approximate $290,000 increase in global marketing programs including the addition of a new marketing manager and our VP Marketing and Strategic Product Development, and an approximate increase of $18,000 due to unfavorable foreign currency exchange rate fluctuations. These increases were partially offset by an approximate decrease of $297,000 related to expenses associated with the termination of our former Executive VP of Field Operations in December 2009 which were not repeated in the nine months ended July 31, 2010.

For the remainder of fiscal 2010, we expect our sales and marketing expenses to continue to increase at a somewhat reduced rate as we invest in efforts to expand our customer base. We expect these expenses to continue to represent a considerable percentage of our total operating expenditures in the foreseeable future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $824,000 (or 24% of revenues) for the three months ended July 31, 2010 and $1.0 million (or 23% of revenues) for the comparable period in fiscal 2009.  The $198,000 decrease (or 19%) for the three months ended July 31, 2010 included an approximate decrease of $158,000 related to the wind-down of our Indian operations, an approximate decrease of $56,000 due to reduced use of outside consultants, an approximate decrease of $39,000 due to reduced use of outside consultants for db4o, and an approximate decrease of $71,000 due to favorable foreign currency exchange rate fluctuations. These increases were partially offset by an increase of $127,000 in salary and related costs for six personnel additions in our European engineering operations.

Research and development expenses were $2.8 million (or 25% of revenues) for the nine months ended July 31, 2010 and $3.0 million (or 21% of revenues) for the comparable period in fiscal 2009.  The $184,000 decrease (or 6%) for the nine months ended July 31, 2010 included an approximate decrease of $331,000 related to the wind-down of our Indian operations, a decrease of $84,000 in reduced outside consulting services and an approximate decrease of $71,000 related to reduced outside consultants for db4o. These decreases were partially offset by an approximate increase of $254,000 in salary and related costs for personnel additions in our European operations and an approximate increase of $51,000 due to unfavorable foreign currency exchange fluctuations.

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

General and administrative expenses were $759,000 (or 22% of revenues) for the three months ended July 31, 2010 and $813,000 (or 18% of revenues) for the comparable period in fiscal 2009. The approximate $54,000 (or 7%) decrease in general and administrative expense for the three months ended July 31, 2010 was due to an approximate $18,000 decrease in professional services costs, a $16,000 decrease in Directors’ share based compensation due to the lower average exercise price of the vesting stock options and an approximate decrease of $17,000 due to favorable foreign currency exchange fluctuations.

General and administrative expenses were $2.4 million (or 21% of revenues) for the nine months ended July 31, 2010 and $2.8 million (or 20% of revenues) for the comparable period in fiscal 2009. The $383,000 (or 14%) decrease in general and administrative expense for the nine months ended July 31, 2010 was due to an approximate $210,000 decrease in regulatory compliance costs and other professional services costs, a $45,000 decrease in executive bonus, profit sharing and Directors’ share based compensation costs, a decrease of $26,000 in executive and Directors travel costs, a decrease of $45,000 in allocated facilities costs and a $14,000 decrease in bad debt expense, partially offset by an approximate increase of $11,000 due to unfavorable foreign currency exchange fluctuations.

We expect our general and administrative expenses to generally remain at current levels for the remainder of fiscal 2010.

Restructuring.  On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it has closed its research and development facility in Pune, India. The restructuring plan was undertaken to consolidate our research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. The restructuring plan was substantially completed in the fiscal quarter ended April 30, 2010.

No restructuring charges were recorded during the three months ended July 31, 2010. Restructuring charges were $39,000 for the nine months ended July 31, 2010, which included $38,000 of severance and retention costs and $28,000 of contract termination and other direct costs of closure, partially offset by a $29,000 decrease related to the collection of monies due for certain current assets for which an allowance had previously been established.  There were no restructuring charges during the three and nine months ended July 31, 2009.

Interest and Other Income (Expenses), Net

The following table summarizes our interest and other income (expenses), net for the three and nine months ended July 31, 2010 and July 31, 2009 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Interest and other income (expenses), net:
Interest income	$15	$43	$(28)	(65)%
Foreign exchange gain (loss)	33	(67)	100	149
Other income	—	—	—	—
Total	$48	$(24)	$72	300%

	Nine Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Interest and other income (expenses), net:
Interest income	$42	$247	$(205)	(83)%
Foreign exchange gain (loss)	98	(15)	113	753
Other income	1	—	1	100
Total	$141	$232	$(91)	(39)%

Interest and other income (expenses), net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income (expenses), net, was income of $48,000 (or 1% of total revenues) and expense of $24,000 (or 1% of total revenues) for the three months ended July 31, 2010 and 2009, respectively. The increase in absolute dollars of $72,000 (or 300%) for the three months ended July 31, 2010 when compared to July 31, 2009 was largely due to a favorable change of $100,000 in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency, and was partially offset by a decrease in interest income of $28,000 as a result of the lower general level of interest rates.

Interest and other income (expenses), net, was $141,000 (or 1% of total revenues) and $232,000 (or 1% of total revenues) for the nine months ended July 31, 2010 and 2009, respectively. The decrease of $91,000 (or 39%) was largely due to a decrease in interest income of $205,000 as a result of the lower general level of interest rates, partially offset by an approximate increase of $113,000 of foreign exchange gains resulting from settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three and nine months ended July 31, 2010 and July 31, 2009 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$1	$4	$(3)	(75)%
Provision for income taxes - Europe	70	47	23	49
Provision for income taxes - India	—	—	—	—
Federal, state and franchise taxes	43	10	33	330
Total	$114	$61	$53	87%

	Nine Months Ended
	July 31,	July 31,	Change
	2010	2009	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$55	$51	$4	8%
Provision for income taxes - Europe	356	352	4	1
Provision for income taxes - India	—	1	(1)	(100)
Federal, state and franchise taxes	43	69	(26)	(38)
Total	$454	$473	$(19)	(4)%

The Company’s tax provisions were based upon our projected fiscal 2010 and fiscal 2009 effective tax rates. Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts.  In addition, during the nine months ended July 31, 2010, the strengthening of the US dollar against the euro created taxable gains from US denominated currencies held by our German operations.  Consequently, we accrued income taxes for our European operations of approximately $70,000 and $356,000, for the three and nine months ended July 31, 2010, respectively, and approximately $47,000 and $352,000 for the three and nine months ended July 31, 2009, respectively.  The $53,000 increase in the provision for income taxes for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 was primarily attributable to California franchise taxes resulting from the temporary suspension of tax loss carryforwards and taxable foreign currency gains in our European operations. The $19,000 decrease in the provision for income taxes for the nine months ended July 31, 2010 over the comparable period in fiscal 2009 was primarily attributable to decreased net income and was partially offset by an approximate $14,000 increase due to unfavorable foreign currency exchange fluctuations.

We incurred foreign withholding taxes of approximately $1,000 and $4,000, respectively, for the three months ended July 31, 2010 and 2009, and approximately $55,000 and $51,000, respectively, for the nine months ended July 31, 2010 and 2009, which we have included in our income tax provision.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain consolidated balance sheets data as of July 31, 2010 and October 31, 2009 and certain consolidated statements of cash flows data for the nine months ended July 31, 2010 and 2009 (in thousands, except percentages):

	July 31,	October 31,	Percentage
	2010	2009	Change
	(unaudited)

Working Capital	$24,160	$26,791	(10)%
Cash and cash equivalents	$25,464	$27,812	(8)%

	Nine Months Ended
	July 31,	July 31,	Percentage
	2010	2009	Change
	(unaudited)

Net cash provided by operating activities	$2,244	$4,690	(52)%
Net cash used in investing activities	(624)	(2,546)	75
Net cash used in financing activities	$(3,463)	$(2,740)	(26)%

Cash and Cash Equivalents

We funded our operating activities from cash generated by our operations during the nine months ended July 31, 2010. As of July 31, 2010, we had cash and cash equivalents of approximately $25.5 million, a decrease of $2.3 million from the $27.8 million of cash and cash equivalents we held at October 31, 2009.  The decrease in cash and cash equivalents during the nine months ended July 31, 2010 was primarily attributable to our repurchase of 296,778 common shares of Company stock for approximately $3.6 million.

As of July 31, 2010, $6.2 million of our $25.5 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $2.1 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts for the periods indicated (in thousands):

	July 31, 2010			October 31, 2009
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€1,354	$1,766		€2,936	$4,347
British Pound		£25	40		£15	24
Indian Rupee	Rs.	13,994	301	Rs.	18,069	383
Total			$2,107			$4,754

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

The effect of changes in foreign currency exchange rates on our net operating results in the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, was comprised of approximately $189,000 of unfavorable foreign currency fluctuations on our revenues, $19,000 of favorable foreign currency fluctuations on our cost of revenues, and $128,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $42,000 on our operating income for the three months ended July 31, 2010.

The effect of changes in foreign currency exchange rates on our net operating results for the nine months ended July 31, 2010, compared to the corresponding period in fiscal 2009, was comprised of approximately $166,000 of favorable foreign currency fluctuations on our revenues, $13,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $84,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $69,000 on our operating income.

Our exposure to foreign exchange risk is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce fluctuations within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well.

Additionally, we held approximately 92% of our total cash balances at July 31, 2010 in U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

In relation to our cash balances held overseas, there were no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States.  However, we may be subject to income tax withholding in the source countries and to U.S. federal and state income taxes in the future if the cash payment or transfer from our subsidiaries to the U.S. parent were to be characterized as a dividend. Other payments made by our European overseas subsidiaries in the ordinary course of business (e.g. payment of royalties or interest from the subsidiaries to the U.S. parent) were generally not subject to income tax withholding under existing tax treaties.

Our cash equivalents primarily consist of money market accounts and short term time deposits; accordingly, our interest rate risk is not considered significant.

On November 30, 2009 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2010, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be earlier suspended, discontinued, or extended at any time by the Company. As of July 31, 2010, pursuant to this stock repurchase program, Versant had acquired 296,778 common shares in block trades and on the open market for approximately $3.6 million at an average purchase price of $12.19 per share, leaving approximately $1.4 million in authorized funds available for future repurchases of stock under this program.

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

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 51 days and 55 days for the three months ended July 31, 2010 and 2009, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues, customer actions and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

The change in cash flows from investing activities primarily relates to purchases of property and equipment (including replacement of outdated servers) of $459,000 for our new offices in Hamburg, Germany and $180,000 of contingent payments to Servo Software related to our acquisition of the db4o assets.

For the nine months ended July 31, 2010 and 2009, $180,000 and $2.4 million of cash was used for the acquisition of the db4o assets, respectively.

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

The primary source of cash flows from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan and Employee Stock Purchase Plan.

For the nine months ended July 31, 2010, $3.5 million of cash was used by financing activities, consisting of $3.6 million of cash used to repurchase our common stock, which was partially offset by cash inflows of $167,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the nine months ended July 31, 2009, $2.7 million of cash was used by financing activities, consisting of $3.0 million of cash used to repurchase our common stock, which was partially offset by cash inflows of $251,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and purchase of shares under the ESPP and the cash proceeds we receive upon exercise and purchase of these securities. As of July 31, 2010, we had approximately 48,000 shares available to issue under our Employee Stock Purchase Plan, approximately 185,000 shares available to issue under our current Equity Incentive Plan and our Director Stock Option Plan and 504,000 shares in outstanding stock option grants under our current Equity Incentive Plan and our Director Stock Option Plan. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of July 31, 2010 consist of obligations under operating leases for facilities and equipment. In September 2009, the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters and in July 2009, the Company entered into a new lease agreement for its European headquarters.

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

The Company has been notified by a customer of a potential overpayment of license royalties to Versant. Management contests the customer’s claim and currently believes there will be no material adverse effect to the Company. The results of any dispute are inherently uncertain and no estimate can be made at this time of any potential loss.

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

Risk Factors

Our business faces many risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2009 (File/Film No. 000-28540/10558455).

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

The effect of changes in foreign currency exchange rates on our net operating results in the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, was comprised of approximately $189,000 of unfavorable foreign currency fluctuations on our revenues, $19,000 of favorable foreign currency fluctuations on our cost of revenues, and $128,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $42,000 on our operating income for the three months ended July 31, 2010.

The effect of changes in foreign currency exchange rates on our net operating results for the nine months ended July 31, 2010, compared to the corresponding period in fiscal 2009, was comprised of approximately $166,000 of favorable foreign currency fluctuations on our revenues, $13,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $84,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $69,000 on our operating income.

Our exposure to foreign currency exchange rate risk is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce fluctuations within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well.

Additionally, we held approximately 92% of our total cash balance at July 31, 2010 in U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

We did not own any derivative financial instruments as of July 31, 2010.

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

(b)  Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the three and nine months ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three and nine months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The stock repurchase activity under this stock repurchase program during the three and nine months ended July 31, 2010 is summarized as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period:
May 1 - May 31, 2010	37,230	$11.89	37,230	$3,429,559
June 1 - June 30, 2010	172,005	$11.15	172,005	$1,511,678
July 1 - July 31, 2010	11,484	$11.30	11,484	$1,381,956

Three months ended July 31, 2010	220,719	$11.28	220,719

November 30, 2009 - April 30, 2010	76,059	$14.83	76,059

Nine months ended July 31, 2010	296,778	$12.19	296,778

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

VERSANT CORPORATION

Dated: September 14, 2010	/s/ Jerry Wong
Jerry Wong
Vice President, Finance
Chief Financial Officer
(Duly Authorized Officer, Principal
Financial and Accounting Officer)

/s/Jochen Witte
Jochen Witte
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)