Form 10-K
period 2010-10-31
VERSANT CORP
filed 2011-01-31
CIK 865917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2010.
Or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28540

VERSANT CORPORATION
(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-3079392 (I.R.S. Employer Identification No.)

255 Shoreline Drive, Suite 450, Redwood City, California 94065
(Address of principal executive offices) (Zip code)

(650) 232-2400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act: None

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming, for purposes of this calculation only, that the registrant's directors, executive officers and greater than 10% shareholders are affiliates of the registrant) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter): $44,710,656.

         The number of shares outstanding of each of the issuer's classes of common stock, as of January 26, 2011, was 3,186,909 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held in 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2010

i

        Without limitation, Versant Object Database, Versant®, FastObjects, db4o, db4objects and other Versant product names referred to herein are trademarks of Versant in the United States and/or other countries. All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company's expected future financial performance, assets, liquidity and trends anticipated for the Company's business. These statements are based on the Company's current expectations, assumptions, estimates and projections about the Company's business, the Company's industry and the market for the Company's goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," "should," "estimates," "predicts," "forecasts," "guidance," "potential," "continue" or the negative of such terms, other variants of such terms or other similar expressions.

        We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events. The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict, particularly in light of the continuing recessionary environment in the United States and the global economy. Consequently, our actual future results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A of this report, —"Risk Factors"—which you should read carefully. We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason. Readers are urged to carefully review and consider the various disclosures made by Versant in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of risks and factors that may affect our business.

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

        Our mission is to be a preferred vendor of core data management solutions to world-class enterprises whose businesses require the successful management of large and complex bodies of data. To achieve this goal our general strategy has been to develop and offer powerful, scalable and highly reliable data management solutions capable of handling a wide array of challenging applications for sophisticated customers in many industries. For example, we market our products to companies in the telecommunications and defense industries, as well as to customers in several vertical markets including technology, financial services, transportation and health care. Our software has been used in strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing, scheduling and other applications. We strive to continually improve our core data management products and related tools to make our solutions even more useful, reliable and performance oriented. In our research and development efforts we also strive to make our products usable and accessible by customers using different computing or software platforms, in order to expand the markets and industries we serve.

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

        Our website URL is www.versant.com. Except as otherwise expressly set forth in this report on Form 10-K, the information contained in, or referred to on, our website is not a part of this report.

        We conduct most of our administrative operations from our U.S headquarters in Redwood City, California and the offices of our German subsidiary, Versant GmbH, which is headquartered in Hamburg, Germany. Our research and development activities are primarily conducted by our German subsidiary, Versant GmbH. In September 2009, a restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany and to close a facility in India. This restructuring plan was substantially completed as of April 30, 2010.

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

  •
  ODBC—Open Database Connectivity, a standard in the relational database world for processing SQL to a computer language other than Java.

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

  •
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

Services

        We derived approximately 47% of our revenues from services in fiscal 2010, predominantly from maintenance services. Our services include maintenance and support programs for our data management products, consulting services and the development of customer-specific extensions to our products.

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

        Frequently a significant portion of our total revenues have been derived from a limited number of large organizations who tend to change from year to year. In fiscal year 2010, one customer accounted for 13% of our total revenues for the first quarter; two customers accounted for 12% and 17%, respectively, of our total revenues for the second quarter; one customer accounted for 15% of our total revenues for the third quarter; and two customers accounted for 12% and 13%, respectively, of our total revenues in the fourth quarter. One customer accounted for 12% of our total revenues for the fiscal year ended October 31, 2010. In fiscal year 2009, no one customer accounted for 10% or more of our total revenues for the fiscal year or in any fiscal quarter as we experienced smaller average license transactions in fiscal 2009. In fiscal 2008, one customer accounted for 23% of our total revenues for the first quarter; two customers accounted for 15% and 14%, respectively, of our total revenues for the second quarter of fiscal 2008; and two customers accounted for 22% and 11%, respectively, of our total revenues for the third quarter of fiscal 2008; although no one customer accounted for 10% or more of our total revenues for the fourth quarter of fiscal 2008 or for fiscal 2008.

Our Vertical Markets

        Versant Object Database and FastObjects are licensed for development or deployment, or both, and db4o is licensed only for deployment, in a wide range of applications. A substantial amount of our sales is for applications in the telecommunications, transportation, technology, healthcare, financial services, media and defense sectors. Many of our customers have licensed multiple copies of our products for use in different applications.

        Our future performance will depend in significant part on achieving increased usage and sales of the Versant Object Database and FastObjects in telecommunications, transportation, technology, healthcare, financial market applications, media, defense and online gaming, the continued acceptance of our products within these industries and achieving use and acceptance of our products in other industries.

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

        Indirect Sales.    Part of our sales strategy is to further develop indirect distribution channels, such as value-added resellers and systems integrators who address new markets or industries. Systems integrators may integrate our products with their own or those of other vendors, in order to provide a complete solution to their customers. Under their agreements with Versant, value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Some of our value-added resellers and systems integrators offer products they produced by themselves or by other vendors, which may in some cases compete with our products. In addition we distribute our products in certain markets through distributors who resell our products without integrating them in other solutions.

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

        Sales Process.    The cycle for a complete sale of our products to new and large enterprise customers can often exceed six months and may extend to a year or beyond. For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally shorter. During the sales cycle, meetings involving both Versant technical and management staff are conducted frequently at the prospective customer's site and at our headquarters. As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products. Upon completion of the evaluation, a customer that chooses our solution may purchase one or more development licenses, which entitle the customer to develop applications that use a Versant software product. The number of development licenses a customer may acquire depends upon the number of programmers who will develop and build the customer's application. Additionally, a customer may purchase technical support, training courses and consulting services. Our customers may also purchase deployment licenses from us that enable them to sell and market product applications developed under a Versant development license. In some cases our customers purchase deployment licenses at the same time they purchase development licenses. In other cases customers may instead defer their purchase of deployment licenses and related maintenance until they complete the application development under their development license (a process that typically takes at least six months and can exceed one year).

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

        International Sales and Marketing.    Our international sales are primarily recorded by our subsidiary in Germany, which sells our products through distributors and value-added resellers, as well as directly to end-users. In fiscal 2009, we partnered with a distributor in China to access potential long-term growth opportunities in that geographic region and continued that activity in fiscal 2010. For fiscal 2010, our international revenues derived from customers outside North America made up approximately 60% of our total revenues, compared to 62% for fiscal 2009 and 63% for fiscal 2008. Risks particularly associated with our international sales are discussed below in Item 1A under the risk factor captioned "International Operations pose unique risks".

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

Research and Development

        Currently our research and development activities are conducted primarily in Hamburg, Germany and consist primarily of the development of enhancements of and improvements to our existing product line, (quality assurance engineering) and development of add-on option solutions used with our principal products. In fiscal 2010, fiscal 2009 and fiscal 2008, our research and development expenses were $3.8 million, $4.0 million and $4.1 million, respectively. Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors and, to a lesser degree, depreciation of capital equipment.

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

Employees

        As of October 31, 2010, we and our subsidiaries had a total of 61 full time employees, of whom 19 were based in the United States and 42 in Europe. As of October 31, 2010, 31 employees were engaged in engineering and technical services, 14 were engaged in sales and marketing and the remaining 16 were engaged in general administration and finance. To the best of our knowledge, none of our employees is represented by a labor union. We have not experienced any organized work stoppage to date and believe that our relationship with our employees is generally good.

        Our future performance depends mostly upon the continued service of our key technical, sales, and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Restructuring

        In September 2009, a restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. The Company committed to closing its research and development facility in Pune, India and winding down the affairs of its subsidiary, Versant India Private Limited. The restructuring was substantially completed during the second fiscal quarter ended April 30, 2010. See Note 13 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

        As part of restructuring efforts to refocus the Company on its core object database management business, in February 2006, we sold our WebSphere consulting business in exchange for a one-time cash payment plus certain contingent payments payable over a 24-month period following the close of the transaction. As a result, the results of operations of our WebSphere consulting practice for fiscal 2008 were reflected as discontinued operations. Therefore, reported revenues for this period no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes. See Note 15 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

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

        Information regarding our revenues, net income, total assets and other financial information for our fiscal years ended October 31, 2010, 2009 and 2008 can be found in Item 8 of this report on Form 10-K, which is incorporated here by reference.

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

        Current economic conditions may harm our business and results of operations.    Global economic conditions and financial markets have continued to be challenging to the enterprise software market, as many economies and financial markets continue to experience a deep recession stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about the debt levels and financial viability of certain European countries and the instability of financial institutions and other businesses, inflation and deflation, continuing high rates of unemployment, reduced corporate capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and many other countries has remained very slow and the length of time these adverse economic conditions may persist are unknown. During challenging economic times and in tight credit markets, many prospective customers delay or reduce technology purchases. This has resulted, and could continue to result in, reductions in sales of our products and services, longer sales cycles, smaller sales levels, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Continued softness in corporate information technology spending would have a direct adverse impact on our business and any of these events would likely materially harm our business, including by decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

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

        Efforts to expand and diversify our product line may adversely affect our operating results and may not result in the development of successful new products.    In order to sustain our revenues, we may need to develop new products to expand and diversify our product offerings beyond our core products, VOD, FastObjects and db4o. However expanding our product line will likely require substantial marketing, research and development and sales expenditures, and in some cases product acquisition costs, with no assurance that we will receive incremental additional revenue from such new products. To develop successful new products typically requires us to incur significant marketing expenditures to determine the viability of new products and applications and target customers, as well as substantial research and development expenditures and additional sales expense associated with selling new products to new customers. A significant portion of such expenses would likely be incurred well in advance of our recognition of any revenues from such new products, and thus could adversely affect our results of operations and cash flows for certain fiscal periods before we derive any significant revenues from such new products. In addition, there can be no assurance that any new products will be accepted in the marketplace or generate meaningful amounts of revenue or net income. Failure to develop successful new products may adversely affect our ability to successfully market other products and our future revenues. Consequently, the Company must act carefully when making product or technology development decisions. In December 2008 we acquired the db4o database assets of Servo Software, with the objective of giving us a new product, as well as access to new customers and additional revenue opportunities. However the financial costs of this acquisition and associated operational costs have adversely affected our results of operations for fiscal years 2010 and 2009 and may continue to do so.

        Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability.    Our revenues and our ability to achieve and sustain profitability depend on continuing or increasing the level of overall demand for the software products and services we offer. Reduced demand for our product line may result from alternative technologies offered by competitors, negative customer perception of our object-oriented technology or other causes, including economic conditions that adversely affect the industries of our most significant customers, such as the defense and telecommunications industries. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to additional products or services from us, particularly in our North American markets. Any significant reduction in the demand for our products or services could have a material adverse effect on our business and results of operations.

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

        Our customer concentration increases the potential volatility of our operating results.    Due to the nature of our products a significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of significant orders placed by large organizations. In fiscal year 2010, one customer accounted for 13%, 12%, 15% and 9% of our total revenues in the first, second, third and fourth fiscal quarter, respectively, and 12% of total revenues for the fiscal year. Another customer accounted for 17% of our total revenues in the second fiscal quarter of 2010. Two different customers accounted for 12% and 13% of our total revenues in our fourth fiscal quarter of 2010. In fiscal year 2009, no one customer accounted for 10% or more of our total revenues in any fiscal quarter. The timing of large orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

        Our quarterly revenue levels are not predictable.    Our revenues have fluctuated (in some cases significantly) on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2010, our quarterly revenues fluctuated from a high of $4.5 million in the first quarter of 2010 to a low of $3.4 million in the third quarter of 2010. These quarterly fluctuations result from a number of factors, including but not limited to the following:

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

  •
  changes in customer purchasing patterns, such as customer's selecting lower levels of maintenance and support services;

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

        Our future revenues are substantially dependent upon our installed customers continuing to license Versant products and renew their maintenance agreements for our products. Our future professional services and maintenance revenues are dependent on future sales of our software products.    We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and related fees from the renewal of maintenance and support agreements. If our existing customers do not purchase additional products, upgrade existing products or renew their maintenance and support agreements with us, this could materially and adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are generally renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services or renew them at lower service levels. This risk may be increased in the case of long-term customers who have not upgraded our products which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service and maintenance revenues.

        We plan to increase our sales and marketing efforts and related expense in fiscal 2011, which may adversely affect our operating results if these efforts are unsuccessful.    As we did in fiscal 2010, in fiscal 2011 we again anticipate increasing our sales and marketing efforts and associated sales and marketing expense in order to attract new customers and to find new applications for our products with existing customers. If our enhanced sales and marketing activities do not result in additional revenues and new customers, the related increased sales and marketing expenses associated with these efforts would likely adversely affect our results of operations. Further, even if our increased sales and marketing efforts are successful, due to the relatively long sales cycles of our products, the benefits of these efforts likely will not be realized until future fiscal periods, so that such increased sales and marketing expenses will still be likely to adversely affect our results of operations in the fiscal periods in which they are incurred.

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

        Our products have a lengthy sales cycle.    The sales cycle for our VOD, FastObjects and db4o products varies substantially from customer to customer. This sale cycle often exceeds six months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the critical and strategic nature of our products and the level of expenditures associated with their purchase, our potential customers are typically very cautious in making decisions to acquire our products. In order for us to influence our customers' decision to license our products we often must provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of our individual licenses, a lost or delayed sales transaction could potentially have a significant negative impact on our operating results for a particular fiscal period.

        We may not be able to manage our costs effectively given the unpredictability of our revenues.    We expect to continue to maintain a relatively high percentage of fixed expenses. Inasmuch as we completed a restructuring in fiscal 2005 and 2006 to significantly reduce our operating expenses, reduced the rent expense for our U.S. headquarters in fiscal 2007 and restructured our former Indian operations in fiscal 2009 and 2010, we might be unable to further reduce certain fixed expenses in order to accommodate any revenue reductions. Additionally, we expect our sales and marketing expenses to continue to increase as we invest in efforts to expand our customer base. Consequently, if our forecasted revenue does not materialize, our business, financial condition and results of operations will be materially harmed.

        We rely on revenues from the telecommunications and to a lesser degree, certain other industries; and these industries are characterized by complexity, intense competition and changes in purchasing cycles.    Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are also becoming increasingly dependent upon the transportation, information technology, medical and finance industries for sales of VOD. Our success in these markets depends, to a large extent, on the general economic conditions affecting these industries, our ability to compete with other technology providers of solutions that directly compete with, or provide alternatives to, our products, our ability to develop products that can successfully interoperate in different computing environments and whether our existing and potential customers believe we have the expertise and financial stability necessary to provide effective solutions and support in these markets on an ongoing basis. If these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. As previously noted, the current global economy is in a recession and, in the past, general economic downturns have also adversely affected our ability to generate revenues from customers in the telecommunications and other industries. In addition, the types of applications and commercial products for the telecommunications and other markets are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited size and working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate skilled personnel to provide such ongoing consulting services.

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

Consequently, we maintain a significant portion of our workforce in Germany and must conduct our operations internationally and maintain a significant presence in international markets. For fiscal 2010, international revenues derived from customers outside North America made up approximately 60% of our total revenues for the fiscal year, compared to 62% for fiscal 2009 and 63% for fiscal 2008. Our North American revenues were 40% of total revenues for fiscal 2010, compared to 38% for fiscal 2009 and 37% for fiscal 2008. Most of our non-North American revenues are derived from Europe, but we recently have taken initial steps to develop a new distribution channel in China in an effort to expand our customer base and future revenues. We have substantially less experience in the sale and marketing of our products and services in China and there can be no assurance that our efforts to develop new customers there will be successful or will not result in increased sales and marketing costs that may not generate corresponding revenue, which would adversely affect our operating results. We expect international revenues to continue to be critical to our operations and cash flows.

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

  •
  import and export restrictions, tariffs, local taxes and other regulatory restrictions;

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

        In order to be successful, Versant must attract, retain and motivate key employees, for whom competition is intense; and failure to do so could seriously harm the Company, particularly given the smaller size of our executive management team.    In order to effectively execute our business strategy, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, particularly so given the relatively smaller size of our executive management team, which currently consists of Jochen Witte, our President and Chief Executive Officer, and Jerry Wong, our Vice President Finance, Chief Financial

Officer and Secretary. For example, in December 2008, the employment of our Germany-based Executive VP of Field Operations terminated, and as a result, that officer's duties were partially assumed by Jochen Witte, Versant's President and Chief Executive Officer, increasing his responsibilities. Although in May 2009, we hired a manager to assume responsibility for our North American sales team and in April 2010, we hired a manager to take charge of our global marketing initiatives, Mr. Witte has continued to be the executive manager of our sales and marketing functions. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Constraints on our ability to offer compensation at levels that may be offered by larger competitors and other circumstances may adversely affect our ability to attract and retain key management in the future. We must continue to motivate our employees and keep them focused on the achievement of our strategies and goals. We now employ a sizable German workforce subject to German employment law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

        Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals.    Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe and now have approximately 42 employees based in Europe, whose activities must be well coordinated with those of our U.S. workforce and our other employees. Our management team resides in both our U.S. headquarters in Redwood City, California, where our Chief Financial Officer is located, and in our offices in Hamburg, Germany, where our Chief Executive Officer resides. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans, and causes us to incur certain additional travel and other expenses to maintain communications between our various offices.

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

        Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.    Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership which are beyond our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased tax liability to us in the future.

        Although we believe our internal control over financial reporting is effective, there remain risks that our controls may become inadequate. Since we are required to assess our internal control over financial reporting on an annual basis, any future adverse results from such an assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report's assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's assessment of internal control over financial reporting requires management to make subjective judgments and therefore, we may have difficulties in accurately assessing the effectiveness of our internal controls. In addition, if we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

        Adoption and application of accounting regulations and related interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenues and profits.    Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly with new customers and in multi-element or multi-year transactions. Negotiation of mutually acceptable terms and conditions with our customers can extend the sales cycle for our products and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with ASC 985-605, Software, Revenue Recognition; however, these future, more complex, multi-element, multi-year license transactions, which may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of our revenue recognition.

        Failure to adequately protect our intellectual property could impair our ability to successfully compete.    Despite our efforts to protect our proprietary rights, third parties may attempt to misappropriate or copy aspects of our products or our technologies, obtain or wrongfully use information we regard as proprietary or use or make unauthorized copies of our products or technologies in violation of license agreements. Policing unauthorized use of our products is difficult and enforcing our proprietary rights is potentially expensive. In addition, the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States. Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions and copyright and trade secret protection for software may be unavailable or very difficult to effectively enforce in certain foreign countries. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technologies, which they could then market and sell to our customers, which could have an adverse impact on our revenues.

        We may be subject to claims of intellectual property infringement.    Developers of software such as the Company are frequently subject to intellectual property infringement claims as the number of products, competitors and patents in our industry sector grows. Intellectual property infringement litigation can also arise when we acquire businesses or assets. For example, in 2004 we were the subject of a suit alleging that a company we purchased misappropriated intellectual property and the plaintiff in this litigation also brought an action against one of our customers on related facts, which resulted in that customer making a claim for indemnification against us. Although these suits were settled, any claim of this type, whether meritorious or not, could be time-consuming, could result in significant litigation expenses, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.

        Our use of open source software could negatively impact our ability to sell our products.    The products, services or technologies we acquire, license, provide or develop may incorporate or use open source software. We monitor our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. There is little or no legal precedent for interpreting the terms of these open source licenses, therefore we may be subject to unanticipated obligations regarding our products that incorporate open source software. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against us.

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

        For example, in December 2008 we acquired for cash from privately-held Servo Software Inc., assets associated with Servo Software's db4o open source database solution for the embedded device market. We acquired these assets with the objective of expanding our product line and obtaining access to new customers and additional revenue opportunities. However this acquisition continues to be subject to many of the risks of acquisitions outlined above, including the fact that this product may generate losses for future fiscal periods and adversely affect our results of operations. In addition, the db4o business employees are located in many different countries, and thus, we face additional challenges in integrating these new personnel and retaining or replacing them.

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

        An impairment loss could have a material adverse impact on our financial condition and results of operations.    The continued global economic crisis, resulting in, among other things, lower demand for our offerings and disruption of capital and credit markets could significantly affect our stock price and market capitalization. It is possible that further decline of economic conditions would result in a goodwill impairment loss that could have a material adverse impact on our financial condition and results of operations.

        Our stock price is volatile.    Our revenues, operating results and stock price have historically been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced revenues and earnings results that were significantly below levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Additionally, as a significant portion of our revenues are often realized late in a fiscal quarter, we may not be aware of any revenue shortfall until late in a fiscal quarter and an unanticipated announcement of such a revenue shortfall, could result in an even more immediate and adverse effect on the trading price of our common stock. In addition, we have a relatively smaller number of holders of our stock and the market for our common stock is characterized by relatively small sales volumes, which contributes to the volatility of our stock price and its sensitivity to larger trades of stock. In December 2008, our Board of Directors approved a stock repurchase program under which the Company repurchased $3.2 million worth of our outstanding common shares. In November 2009, our Board of Directors approved a stock repurchase program under which the Company repurchased $4.3 million worth of our outstanding common shares. In November 2010, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to potentially repurchase up to $5.0 million of its common stock in fiscal year 2011. Repurchases of our shares will reduce the number of our outstanding common shares and might incrementally increase the potential for volatility in our stock by reducing the potential volumes at which our common shares may trade in the public markets.

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

        Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.    Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters in Redwood City, California, is located near major earthquake faults. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal administrative, sales and marketing operations are headquartered at an approximately 6,800 square foot office facility we lease that is located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065. Our current lease of this facility expires in May 2013.

        Our international subsidiary in Hamburg, Germany entered into a lease which commenced in December 2009 for a term of 60 months ending in November 2014. Our prior Hamburg office lease expired by its terms on December 31, 2009. Our Pune, India office lease expired by its terms on February 28, 2010. We believe that all of our current facilities are in reasonably good operating condition and will be adequate for our requirements for the next several years. Based on current commercial real estate market conditions, we believe that we will be able to lease alternative comparable facilities in Germany or in the U.S. if required to do so.

Item 3.    Legal Proceedings.

        We may from time to time be subject to legal proceedings in the ordinary course of business. Currently, we are not subject to any material legal proceedings required to be disclosed under this Item 3.

Item 4.    Reserved.

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

        The following table lists the high and low selling price of our common stock, based on the last daily sale reported on the Nasdaq Capital Market for the periods indicated during the last two fiscal years.

Fiscal year ended October 31, 2010	High	Low
Fourth quarter	$11.94	$10.58
Third quarter	$15.05	$10.63
Second quarter	$15.58	$14.35
First quarter	$19.31	$14.70

Fiscal year ended October 31, 2009
Fourth quarter	$19.59	$14.86
Third quarter	$15.99	$13.34
Second quarter	$17.69	$11.90
First quarter	$16.70	$11.50

Shareholders

        There were approximately 91 holders of record of our common stock as of January 19, 2011. We believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

        We have neither declared nor paid any cash dividends on our common stock in the past. We currently intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not at this time anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        Versant made no issuances of unregistered securities in fiscal 2010.

Issuer Purchases of Equity Securities

        On December 1, 2008, Versant's Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. That stock repurchase program expired by its terms on October 31, 2009. Versant acquired 222,688 common shares on the open market for approximately $3.2 million at an average purchase price of $14.52 per share under this stock repurchase program.

        On November 30, 2009, our Board of Directors approved a new stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise (the "fiscal 2010 stock repurchase program"), which expired by its terms on October 31, 2010. Pursuant to this fiscal 2010 stock repurchase program, Versant acquired 356,104 common shares on the open market and in block trades for approximately $4.3 million at an average purchase price of $12.06 per share.

        The stock repurchase activity under our stock repurchase program during the three months and fiscal year ended October 31, 2010 is summarized in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
Period:
August 1, 2010–August 31, 2010	4,010	$10.55	4,010	$1,339,662
September 1, 2010–September 30, 2010	54,916	$11.49	54,916	$708,543
October 1, 2010–October 31, 2010	400	$11.64	400	$703,887

Three months ended October 31, 2010	59,326	$11.43	59,326
December 1, 2009–July 31, 2010	296,778	$12.19	296,778

Fiscal year 2010 stock repurchase activity	356,104	$12.06	356,104

(1)
Average price paid per share is calculated on a settlement basis and excludes commission.

(2)
All repurchases reflected in the above table were made pursuant to the Company's fiscal 2010 stock repurchase program, which authorized the repurchase of up to $5,000,000 of common stock. This repurchase program was announced on November 30, 2009 and terminated on October 31, 2010.

        On November 29, 2010 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, terminated or extended at any time by the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information as of October 31, 2010 with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category:
Equity compensation plans approved by security holders(1)	515,287	$16.84	219,808
Equity compensation plans not approved by security holders	—	—	—

Total	515,287	$16.84	219,808

(1)
Please see Note 10 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for a description of our equity compensation plans.

Stock Price Performance Graph and Cumulative Total Return

        The graph below compares the cumulative total stockholder return on Versant common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index for each of the last five fiscal years ended October 31, 2010, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Versant Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

    *
    $100 invested on 10/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending October 31.

Item 6.    Selected Financial Data

        The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and the Consolidated Financial Statements and related Notes of Versant included in Item 8 of this report. The selected consolidated balance sheet data as of October 31, 2010 and 2009 and selected consolidated statements of income data for the years ended October 31, 2010, 2009 and 2008, are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of October 31, 2008, 2007 and 2006 and the selected consolidated statements of operations data for the years ended October 31, 2007 and 2006 were derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended October 31,
	2010	2009	2008	2007	2006
Consolidated statements of operations data:
Total revenues	$15,766	$18,150	$25,298	$21,150	$16,745
Gross profit	$13,653	$15,919	$23,116	$19,112	$13,654
Income from operations(1)(2)(3)(4)	$1,971	$4,045	$9,951	$7,664	$3,515
Net income from continuing operations before income taxes	$2,121	$4,277	$10,822	$8,196	$3,992
Net income from continuing operations(5)	$1,654	$4,839	$9,391	$7,329	$3,602
Net income	$1,654	$4,839	$9,489	$7,633	$4,301
Net income from continuing operations, basic	$0.48	$1.33	$2.52	$2.01	$1.01
Net income from continuing operations, diluted	$0.48	$1.32	$2.48	$1.98	$1.01
Net income, basic	$0.48	$1.33	$2.54	$2.09	$1.20
Net income, diluted	$0.48	$1.32	$2.51	$2.06	$1.20

	October 31,
	2010	2009	2008	2007	2006
Consolidated balance sheets data:
Cash and cash equivalents	$24,911	$27,812	$27,234	$19,086	$8,231
Total assets(6)	$39,129	$41,373	$38,561	$30,466	$20,261
Total long-term liabilities	$205	$272	$374	$674	$770
Total stockholders' equity(7)(8)	$34,444	$36,257	$33,154	$23,165	$13,792

(1)
Restructuring charges of approximately $39,000, $139,000 and $218,000 were recorded in fiscal 2010, 2009, and 2006, respectively.

(2)
In fiscal 2007, a loss on the liquidation of a foreign subsidiary of approximately $245,000 was recorded.

(3)
Beginning in fiscal year 2006, we determined stock-based compensation expense in accordance with ASC 718.

(4)
In fiscal 2008, a charge of $800,000 to settle litigation was recorded in operating expenses.

(5)
In fiscal 2009, we released approximately $939,000 of the valuation allowance against our net deferred tax assets.

(6)
In fiscal 2009, we acquired the assets of db4o for approximately $2.6 milllion. $2.4 million of the acquistion costs were paid in fiscal 2009 and $180,000 of the acquistion costs were paid in fiscal 2010.

(7)
In fiscal 2009, we repurchased 222,688 shares of Versant common stock for approximately $3.2 million.

(8)
In fiscal 2010, we repurchased 356,104 shares of Versant common stock for approximately $4.3 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As indicated in the paragraph above Item 1 of this report, this report on Form 10-K (including this Item 7) contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company's expected future financial performance, assets, liquidity and trends anticipated for the Company's business. These statements are based on the Company's current expectations, assumptions, estimates and projections about the Company's business, the Company's industry and the market for the Company's goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," "should," "estimates," "predicts," "forecasts," "guidance," "potential," "continue" or the negative of such terms, other variants of such terms or other similar expressions.

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

Background and Overview

        We design, develop, market and support high performance, object-oriented database management software solutions and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions. Our products and services collectively comprise our single operating segment, which we call "Data Management."

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

Continued Adverse Global Economic Conditions Are Negatively Impacting Our Business

        The United States and global economies and financial markets have experienced a prolonged downturn stemming from a multitude of factors, including adverse credit conditions, slower economic activity, the more recent crises relating to concerns about the debt and financial stability of certain European countries, concerns about failures or the instability of major financial institutions and other businesses, inflation and deflation, high rates of unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. The severity of these economic and financial market conditions and the length of time they may persist are unknown.

        Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when or to what extent the macroeconomic environment may improve. During fiscal 2010, our selling environment remained very challenging, causing customers to delay or reduce technology purchases or to make smaller investments in our solutions and services. We are seeing continuing pressures on our customers' budgets, and as they are facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products. The current difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future. The current economic downturn in our customers' industries has contributed to the substantial reduction in both our license and maintenance revenues and could continue to harm our business, operating results and financial condition.

Financial Highlights for Fiscal 2010

  •
  Our net revenues in fiscal 2010 were $15.8 million, a decrease of $2.4 million (or 13%) from net revenues of $18.2 million in fiscal 2009. This decrease in revenues was primarily due to decreases in maintenance revenues related to fewer back maintenance transactions and customers choosing less expensive support options and to a lesser extent, fewer license transactions and the relative absence of larger license transactions. In fiscal 2010, our license revenues were negatively impacted by the weakened global economy. One customer accounted for 12% of our total revenues for the fiscal year ended October 31, 2010.We depend heavily on our installed customer base for future revenues from maintenance renewal fees.

  •
  Our net income for fiscal 2010 was $1.7 million compared to a net income of $4.8 million in fiscal 2009. The decrease in net income in fiscal 2010 was primarily due to the decrease in our revenues and an increase in the provision for income taxes, partially offset by modest decreases in our cost of revenues and operating costs. The increase in the provision for income taxes resulted primarily from an adjustment to the Company's deferred tax assets in fiscal 2009 that was not repeated in fiscal 2010.

  •
  Our combined sales and marketing, research and development, general and administrative and restructuring expenses were $11.7 million in fiscal 2010, representing a decrease of $192,000 (or 2%) from $11.9 million of such expenses reported in fiscal 2009. This decrease was primarily due to a $522,000 decrease in our general and administrative expenses, a $191,000 decrease in our research and development expenses and a $100,000 decrease in restructuring expense, partially offset by a $621,000 increase in our sales and marketing expenses during fiscal 2010.

  •
  Cash provided by operations in fiscal 2010 was $2.3 million compared to $5.8 million in fiscal 2009. This decrease in cash provided by operations in fiscal 2010 was primarily due to an approximate $2.1 million reduction in operating income and a $979,000 increase in trade accounts receivable.

  •
  Cash used in investing activities in fiscal 2010 was $645,000 compared to $2.5 million in fiscal 2009. The decrease in cash used in investing activities was primarily related to our acquisition of the db4o assets for approximately $2.4 million in cash in fiscal 2009, and $180,000 in cash in fiscal 2010.

  •
  Cash used in financing activities in fiscal 2010 was $4.1 million compared to $3.0 million in fiscal 2009. The increase in cash used in financing activities in fiscal 2010 when compared to fiscal 2009 was due to an increase of approximately $1.1 million we used to repurchase shares of our common stock pursuant to our stock repurchase programs, together with a decrease of $118,000 in the proceeds we received from issuance of common stock. During fiscal 2010, our cash and cash equivalents balance decreased by $2.9 million to $24.9 million at October 31, 2010 compared to $27.8 million at October 31, 2009.

Fiscal 2010 and Beyond

        During fiscal 2010, we focused our sales and marketing efforts on our data management products, (Versant Object Database, FastObjects and db4o) and on related maintenance, consulting and training services. Versant Object Database was the key focus of our marketing efforts and the major source of our license and service revenues in fiscal 2010.

        We again expect to derive most of our revenues in fiscal 2011 from Versant Object Database, FastObjects and db4o licenses and related services.

        On December 1, 2008 we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.) for $2.6 million in cash. db4o is an open source object database software solution targeting the embedded device market. It is distributed under free open source licenses to a large, open source community of approximately 100,000 registered members located around the world, and in some cases is licensed on a fee-bearing basis to certain customers for redistribution.

        Like many other software companies, we do not operate with a significant backlog of orders. Our license revenues, in particular, are difficult to forecast. The outlook into the Company's anticipated performance in fiscal 2011 is uncertain, due principally to the prolonged worldwide recession and economic instability. In addition, Versant has plans to increase its sales and marketing spending levels by approximately 21% in fiscal 2011 compared to the prior fiscal year. The Company expects to recognize benefits from these additional sales and marketing expenditures over the medium term, and currently expects its total revenues in fiscal year 2011 to increase modestly from the fiscal year 2010 total revenues of $15.8 million. Due to the projected increased spending in sales and marketing, the Company is currently projecting income from operations to remain relatively stable for fiscal year 2011. Without limitation, the estimates, forecasts and other statements in this paragraph are forward-looking statements.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and trends, industry, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that such estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future variables and uncertainties. We consider "critical" those accounting policies that require our most difficult, subjective or complex judgments, and that are most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

Revenue Recognition

        We recognize revenues in accordance with accounting principles generally accepted in the United States of America ("GAAP"), as set forth in:

  •
  Accounting Standards Codification (ASC) 985-605, Software, Revenue Recognition, (formerly known as and comprised of Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9 and Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions),

  •
  ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, (formerly known as SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts).

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

        We have established VSOE of fair value of our PCS as evidenced by stand alone renewal transactions using the "bell shaped curve approach." PCS of our Versant Object Database is priced as a percentage of the original software license fees. We perform quarterly analysis on a transaction by transaction basis to document the range of pricing in PCS renewals. We conclude that we have established VSOE of fair value for our PCS, if substantial majorities (greater than 80%) of our stand-alone renewal transactions are priced within a reasonably narrow range (plus or minus 15% from the midpoint of the range). For the year ended October 31, 2010, the pricing of over 95% of our stand alone PCS renewal transactions fell within the predefined pricing range.

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

  •
  Collection is reasonably assured.

        If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or until satisfaction of the contingency, as applicable. Our license fees are generally non-cancelable and non-refundable. Also, our customer agreements for prepaid deployment licenses typically do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer's delay or acceleration in its deployment schedule generally does not impact our revenue recognition in the case of a prepaid deployment license.

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

        We license our data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses our software product. Before an End-User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses in which the license fees are based on the number of computers connected to the server that will run the application using our product, or for certain applications, are based on the number of users. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to us of a nonrefundable amount for future deployment.

        VARs and distributors purchase development licenses from us on a per seat basis on terms similar to those of development licenses that we sell directly to End-Users. VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of our software and are charged a royalty that is either based on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Our VAR agreements for prepaid royalty arrangements are non-cancelable, non-refundable and do not make payment of our license fees contingent upon the actual deployment of our software, and therefore, the future deployment schedules of our VARs have no impact on revenue recognition. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

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

        We performed our annual valuation and analysis of goodwill in October 2010, October 2009 and October 2008. We did not perform impairment tests related to our intangible assets during fiscal 2010, fiscal 2009 and fiscal 2008, as there were no triggering events which might indicate impairment. As a result, we determined that the value of our goodwill and intangible assets had been fairly recorded in our financial statements, and therefore no impairment charges were recorded against our goodwill and intangible assets in fiscal 2010, fiscal 2009 and fiscal 2008.

Income Taxes

        We account for income taxes using the asset and liability method provided by ASC 740, Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our consolidated financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we establish or release a valuation allowance then we must increase or decrease the tax provision in our statements of income.

        Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Based upon our operating results in recent years and through October 31, 2010 as well as an assessment of our expected future results of operations, we determined that it is more likely than not that we will realize the benefit of a portion of our net deferred tax assets in Germany to the extent of our expected taxable income for fiscal 2011. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, we have maintained a valuation allowance at October 31, 2010 of $33.9 million. As of October 31, 2009, we had a valuation allowance of $36.4 million for our deferred tax assets.

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

        We are subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2005. With respect to prior tax years no longer subject to examination due to expiration of the statute of limitations, income may nevertheless be recomputed for the purpose of determining the amount of NOL that may be carried over to "open" years.

        We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

Results of Operations

        The following table sets forth the historical results of operations for Versant for our three fiscal years ended October 31, 2010, 2009 and 2008, expressed as a percentage of our total revenues for the fiscal year in question.

	Percentage of Revenues Fiscal Year Ended October 31,
	2010	2009	2008
Revenues:
License	53%	50%	63%
Maintenance	46	49	36
Professional services	1	1	1

Total revenues	100	100	100

Cost of revenues:
License	2	1	1
Amortization of intangible assets	2	2	1
Maintenance	9	8	6
Professional services	—	1	1

Total cost of revenues	13	12	9

Gross profit	87	88	91

Operating expenses:
Sales and marketing	30	22	14
Research and development	24	22	16
General and administrative	20	20	22
Restructuring	—	1	—

Total operating expenses	74	65	52

Income from operations	13	23	39
Interest and other income, net	1	1	4

Income from continuing operations before income taxes	14	24	43
Income tax benefit (expense)	(3)	3	(6)

Net income from continuing operations	11	27	37
Net income from discontinued operations, net of income taxes	—	—	1

Net income	11%	27%	38%

Revenues

        Total Revenues:    The following table summarizes our total revenues (in thousands, except percentages) for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$15,766	$18,150	$25,298	$(2,384)	(13%)	$(7,148)	(28%)

        Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of fluctuations in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. Our revenues as shown in the above table and in the accompanying statements of income included in this report do not include revenues from our disposed WebSphere consulting practice. Instead, as required by generally accepted accounting principles, our financial statements report former WebSphere activities as "net income from discontinued operations, net of income taxes". See Note 15 of our "Notes To Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

        Our total revenues decreased by $2.4 million (or 13%) in fiscal 2010 compared to fiscal 2009. This decrease resulted primarily from a decrease of $1.5 million (or 17%) in maintenance revenues and from a decrease of $703,000 (or 8%) in license revenues in fiscal 2010 compared to fiscal 2009. The decrease in maintenance revenues in fiscal 2010 was principally due to fewer back maintenance transactions and customers choosing less expensive support options. We believe the principal factors that caused our license revenues to decrease in fiscal 2010 included adverse global economic conditions, smaller license transactions and fewer license transactions.

        Our total revenues decreased by $7.1 million (or 28%) in fiscal 2009 compared to fiscal 2008. This decrease resulted primarily from a decrease of $6.9 million (or 43%) in license revenues in fiscal 2009 compared to fiscal 2008. The decrease in total revenues also included approximately $1.2 million resulting from unfavorable foreign currency exchange rate fluctuations which comprised 17% of the $7.1 million decrease in total revenues. We believe factors that caused our license revenues to decrease in fiscal 2009 included the adverse global economic conditions, the relative absence of larger license transactions, fewer license transactions and the stronger U.S. Dollar as compared to the Euro in fiscal 2009, which resulted in lower consolidated revenues in fiscal 2009 compared to fiscal 2008. Maintenance revenues remained relatively stable in fiscal 2009 over fiscal 2008, decreasing by $208,000 (or 2%).

        In fiscal year 2010, one customer accounted for 12% of our total revenues for the fiscal year. Two different customers accounted for 12% and 13% of our total revenues in our fourth fiscal quarter of 2010. No one customer accounted for 10% or more of our total revenues in fiscal 2009 and fiscal 2008 and for the quarters ended October 31, 2009 and October 31, 2008.

        The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers' preference for licensing our software on an "as needed" basis where payment is tied to actual usage or deployment of our software, versus the older historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. License revenues also are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods. The outlook into the Company's anticipated performance in fiscal 2011 is uncertain, due principally to the significant worldwide economic slowdown.

        We are currently expecting our total revenues for fiscal 2011 to increase approximately 5% from fiscal 2010.

        Revenues by Category:    The following table summarizes our revenues by category (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Total revenues by category:
License	$8,342	$9,045	$15,922	$(703)	(8)%	$(6,877)	(43)%
Maintenance	7,331	8,833	9,041	(1,502)	(17)	(208)	(2)
Professional services	93	272	335	(179)	(66)	(63)	(19)

Total	$15,766	$18,150	$25,298	$(2,384)	(13)%	$(7,148)	(28)%

Percentage of revenues by category:
License	53%	50%	63%
Maintenance	46	49	36
Professional services	1	1	1

Total	100%	100%	100%

Fiscal 2010 Compared to Fiscal 2009

        License revenues:    License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

        License revenues were $8.3 million (or 53% of total revenues) for fiscal 2010, a decrease of approximately $703,000 (or 8%) from $9.0 million (or 50% of total revenues) reported for fiscal 2009. The reduced license revenues in absolute dollars for fiscal 2010 were mainly attributable to fewer and smaller license transactions. The decrease in license revenues from fiscal 2010 compared to fiscal 2009 included unfavorable foreign currency fluctuations of approximately $14,000. The majority of our license revenues in fiscal 2010 continued to be transactions with existing VAR customers in the telecommunications industry, which was our largest vertical market in fiscal 2010.

        Maintenance revenues:    Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

        Maintenance revenues were $7.3 million (or 46% of total revenues) for fiscal 2010, a decrease of $1.5 million (or 17%) from $8.8 million (or 49% of total revenues) reported for fiscal 2009. The decrease in maintenance revenues for fiscal 2010 was partially due to an approximate decrease of $671,000 in recognized back maintenance compared to fiscal 2009 and an approximate decrease of $441,000 resulting from certain customers electing less expensive support and maintenance options in fiscal 2010. The decrease in maintenance revenues from fiscal 2010 compared to fiscal 2009 included unfavorable foreign currency fluctuations of approximately $27,000.

        Professional services revenues:    Professional services revenues consist of revenues from consulting, training and technical support, as well as billable travel expenses incurred by our professional services organization.

        Professional services revenues were $93,000 (or 1% of total revenues) in fiscal 2010, a decrease of $179,000 (or 66%) from $272,000 (or 1% of total revenues) reported in fiscal 2009. This decrease in the absolute dollar amount of professional services revenues for fiscal 2010 compared to fiscal 2009 was attributable to decreases in consulting and training revenues in both the US and the European operations including the absence in fiscal 2010 of $62,000 of consulting revenue derived from one customer and recognized in fiscal 2009 that was not repeated in fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008

        License revenues:    License revenues were $9.0 million (or 50% of total revenues) for fiscal 2009, a decrease of approximately $6.9 million (or 43%) from $15.9 million (or 63% of total revenues) reported for fiscal 2008. The reduced license revenues for fiscal 2009 were mainly attributable to fewer larger license transactions in fiscal 2009 and included unfavorable foreign currency fluctuations of approximately $677,000 comprising approximately 10% of the $6.9 million decrease in license revenues. During fiscal year 2008 we derived approximately $5.3 million of revenues from several significant license transactions with four telecommunications customers, whereas we did not have comparable license transactions of this scale during fiscal year 2009.

        The majority of our license revenues in fiscal 2009 resulted from transactions with existing VAR customers in the telecommunications industry, which was our largest vertical market in fiscal 2009.

        Maintenance revenues:    Maintenance revenues were $8.8 million (or 49% of total revenues) for fiscal 2009, a decrease of approximately $208,000 (or 2%) from $9.0 million (or 36% of total revenues) reported for fiscal 2008. The decrease in maintenance revenues for fiscal 2009 included unfavorable foreign currency fluctuations of approximately $544,000 (or 262% of the $208,000 decrease), back maintenance of approximately $200,000 earned in fiscal 2008 that was not repeated in fiscal 2009, and the lapse of a project with one European telecom customer for $91,000.These decreases were partially offset by back maintenance of $617,000 derived from two European customers in fiscal 2009.

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

        International revenues:    The following table summarizes our total revenues by geographic area (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Total revenues by geographic area:
North America	$6,232	$6,964	$9,292	$(732)	(11)%	$(2,328)	(25)%
Europe	8,764	10,656	13,275	(1,892)	(18)	(2,619)	(20)
Asia	770	530	2,731	240	45	(2,201)	(81)

Total	$15,766	$18,150	$25,298	$(2,384)	(13)%	$(7,148)	(28)%

Percentage of revenues by geographic area:
North America	40%	38%	37%
Europe	55	59	52
Asia	5	3	11

Total	100%	100%	100%

Fiscal 2010 Compared to Fiscal 2009

        Total revenues decreased $2.4 million (or 13%) in fiscal 2010 compared to fiscal 2009. The decrease in total revenues occurred across geographic regions as the global economy remained weak. The decrease in absolute dollars from fiscal 2010 compared to fiscal 2009 was primarily due to a revenue decrease of $1.9 million in Europe, and to a lesser extent a revenue decrease of $732,000 in North America, partially offset by a revenue increase of $240,000 in Asia. As a percentage of total revenues, international (non-North American) revenues decreased slightly representing approximately 60% and 62% of our total revenues in fiscal 2010 and fiscal 2009, respectively.

        Revenues from North America:    The $732,000 (or 11%) decrease in revenues from North America in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease of $432,000 in maintenance revenues and a decrease of $300,000 in license revenues. North American maintenance revenues declined from fiscal 2009 to fiscal 2010 as customers chose less expensive support options or maintained fewer licenses. North American license revenues decreased due to fewer license transactions and the approximate $170,000 decrease to license revenues resulting from one customer's previous misreporting and overpayment of royalties to Versant. See Note 7 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for more information regarding this transaction.

        Revenues from Europe:    The $1.9 million (or 18%) decrease in revenues from Europe in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease of $1.3 million in European maintenance revenues and to a lesser extent, a $594,000 decrease in European license revenues. The decrease in European maintenance revenues from fiscal 2009 to fiscal 2010 included an approximate $663,000 decrease in back maintenance transactions and an approximate $394,000 decrease as a result of customers choosing less expensive support options. The decrease in European license revenues from fiscal 2009 to fiscal 2010 reflected fewer license transactions in Europe and the relative absence of larger license transactions. The decrease in total revenues from Europe also included approximately $42,000 resulting from unfavorable foreign currency exchange rate fluctuations.

        Since the Company's acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

        Revenues from Asia:    We experienced an increase of $240,000 (or 45%) in revenues from our Asia Pacific region during fiscal 2010 compared to fiscal 2009, primarily due to increased revenues from our distributor in Japan.

        A variety of factors may impact Versant's future revenues, including the potential strengthening of the U.S. dollar (which would have the effect of reducing portions of our revenue resulting from favorable currency exchange fluctuations) and the generally difficult economic environment currently being experienced in the global economy, which may negatively impact demand for our products and services.

Fiscal 2009 Compared to Fiscal 2008

        Total revenues decreased $7.1 million (or 28%) in fiscal 2009 compared to fiscal 2008. The decrease in total revenues occurred across geographic regions as the global economy slowed. The decrease in absolute dollars of revenue from fiscal 2009 compared to fiscal 2008 was due to revenue decreases of $2.3 million in North America, $2.6 million in Europe and $2.2 million in Asia. As a percentage of total revenues, international (non-North American) revenues remained stable representing approximately 62% and 63% of our total revenues in fiscal 2009 and fiscal 2008, respectively.

        Revenues from North America:    The $2.3 million (or 25%) decrease in revenue from North America in fiscal 2009 compared to fiscal 2008 was primarily due to fewer license transactions and the relative absence of larger license transactions in fiscal 2009. For example in fiscal 2008 we closed license transactions with two customers totaling approximately $1.9 million, while there were no such comparable transactions in fiscal 2009.

        Revenues from Europe:    The $2.6 million (or 20%) decrease in revenue from Europe in fiscal 2009 compared to fiscal 2008 reflected in large part the closing of license transactions with a European based telecommunications customer totaling approximately $1.7 million in fiscal 2008, which were not matched by comparable transactions in fiscal 2009. The decrease in total revenues from Europe also included approximately $1.0 million resulting from unfavorable foreign currency exchange rate fluctuations.

        Revenues from Asia:    We also experienced a decrease of $2.2 million (or 81%) in revenues from our Asia Pacific region during fiscal 2009, which reflected three significant license transactions totaling approximately $1.9 million with two Asia Pacific telecommunications customers in fiscal 2008, for which there were no comparable transactions in fiscal 2009.

Cost of Revenues

        Cost of Revenues:    The following table summarizes the cost of revenues (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Total revenues	$15,766	$18,150	$25,298	$(2,384)	(13)%	$(7,148)	(28)%
Cost of license revenues	279	273	309	6	2	(36)	(12)
Amortization of intangibles	303	373	315	(70)	(19)	58	18
Cost of maintenance revenues	1,470	1,452	1,446	18	1	6	0
Cost of professional services revenues	61	133	112	(72)	(54)	21	19

Total cost of revenues	$2,113	$2,231	$2,182	$(118)	(5)%	$49	2%

Gross margin	$13,653	$15,919	$23,116	$(2,266)	(14)%	$(7,197)	(31)%

Gross margin percentage	87%	88%	91%

        Cost of revenues was $2.1 million (or 13% of total revenues) in fiscal 2010, a decrease of $118,000 (or 5%) from the cost of revenues of $2.2 million (or 12% of total revenues) reported in fiscal 2009. The decrease resulted from a $70,000 reduction in amortization of intangible assets and a $72,000 reduction in the cost of professional services revenue in fiscal 2010 compared to fiscal 2009 and was partially offset by slight increases in the cost of license and maintenance revenues.

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

        Gross margin percentages (gross margin as a percentage of total revenues) remained relatively stable at 87% in fiscal 2010, 88% in fiscal 2009 and 91% in fiscal 2008.

        Cost of license revenues:    Cost of license revenues consists primarily of royalties and costs of third party products, which we resell to our customers, as well as product media and shipping and packaging costs.

        The following table summarizes the cost of license revenues (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
License:
Revenues	$8,342	$9,045	$15,922	$(703)	(8)%	$(6,877)	(43)%
Cost	279	273	309	6	2	(36)	(12)

Margin	$8,063	$8,772	$15,613	$(709)	(8)%	$(6,841)	(44)%

Margin percentage	97%	97%	98%

Fiscal 2010 Compared to Fiscal 2009

        Cost of license revenues was $279,000 (or 3% of license revenues) in fiscal 2010, remaining stable in both absolute dollars and as a percentage of license revenues compared to $273,000 (or 3% of license revenues) in fiscal 2009.

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

        The following table summarizes the cost of maintenance revenues (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Maintenance:
Revenues	$7,331	$8,833	$9,041	$(1,502)	(17)%	$(208)	(2)%
Cost	1,470	1,452	1,446	18	1	6	0

Margin	$5,861	$7,381	$7,595	$(1,520)	(21)%	$(214)	(3)%

Margin percentage	80%	84%	84%

Fiscal 2010 Compared to Fiscal 2009

        Cost of maintenance revenues was $1.5 million (or 20% of maintenance revenues) in fiscal 2010, remaining consistent in absolute dollars compared to $1.5 million (or 16% of maintenance revenues) in fiscal 2009. The Company has elected to maintain our core technical support team and its associated costs, which has resulted in the slight increase in the cost of maintenance revenues as a percentage of maintenance revenues in fiscal 2010, in which our maintenance revenues were lower than in fiscal 2009.

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

        The following table summarizes the cost of professional services revenues (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Professional Services:
Revenues	$93	$272	$335	$(179)	(66)%	$(63)	(19)%
Cost	61	133	112	(72)	(54)	21	19

Margin	$32	$139	$223	$(107)	(77)%	$(84)	(38)%

Margin percentage	34%	51%	67%

Fiscal 2010 Compared to Fiscal 2009

        Cost of professional services revenues was $61,000 (or 66% of professional services revenues) in fiscal 2010, a decrease of $72,000 (or 54%) compared to $133,000 (or 49% of professional services revenues) in fiscal 2009.

        Cost of professional services as a percentage of professional services revenues is affected by the mix of services provided (i.e., training vs. consulting) and the travel costs incurred. Versant provided fewer consulting and training services in fiscal 2010 when compared to fiscal 2009, and incurred higher costs related to fewer students per training class.

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

        Amortization of Intangible Assets:    The amortization of intangible assets in fiscal 2010 related to our fiscal 2004 acquisitions of Poet Holdings, Inc., FastObjects, Inc. and JDO Genie technology and our fiscal 2009 acquisition of db4o.

        The following table summarizes the amortization of intangible assets (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Amortization of intangible assets:
Poet Holdings, Inc.	$189	$189	$189	$—	—%	$—	—%
JDO Genie (PTY), LTD	—	73	110	(73)	(100)	(37)	(34)
FastObjects, Inc.	11	16	16	(5)	(31)	—	—
db4o	103	95	—	8	8	95	100

Total amortization of purchased intangibles	$303	$373	$315	$(70)	(19)%	$58	18%

Fiscal 2010 Compared to Fiscal 2009

        Amortization of intangible assets was $303,000 (or 4% of license revenues) in fiscal 2010, a $70,000 (or 19%) decrease compared to $373,000 (or 4% of license revenues) in fiscal 2009. Intangible assets related to JDO Genie technology were fully amortized in the third quarter of fiscal 2009 and intangible assets related to FastObjects customer relationships were fully amortized in the third quarter of fiscal 2010, resulting in a decrease of $70,000 in amortization of intangible assets in fiscal 2010 as compared to fiscal 2009. Based on current conditions, we expect to incur quarterly amortization charges of approximately $73,000 for the first quarter of fiscal 2011, $65,000 for the second quarter of fiscal 2011 and $26,000 for the third and fourth quarters of fiscal 2011.

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

Operating Expenses

        Operating Expenses.    The following table summarizes our operating expenses (in thousands, except percentages) for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Operating expenses:
Sales and marketing	$4,722	$4,101	$3,620	$621	15%	$481	13%
Research and development	3,778	3,969	4,066	(191)	(5)	(97)	(2)
General and administrative	3,143	3,665	5,479	(522)	(14)	(1,814)	(33)
Restructuring	39	139	—	(100)	(72)	139	100

Total	$11,682	$11,874	$13,165	$(192)	(2)%	$(1,291)	(10)%

Fiscal 2010 Compared to Fiscal 2009

        Total operating expenses were $11.7 million (or 74% of total revenues) for fiscal year 2010 and $11.9 million (or 65% of total revenues) for fiscal year 2009. The decrease of $192,000 (or 2%) in total operating expenses in fiscal 2010 (discussed further below) resulted from a $522,000 decrease in our general and administrative expenses primarily related to reduced professional services and regulatory compliance costs, a $191,000 decrease in research and development expenses predominantly related to the reduced use of outside consultants, and a $100,000 decrease in restructuring costs related to the substantial completion of the restructuring plan in our second fiscal quarter, with these decreases being partially offset by increases in sales and marketing costs of $621,000 primarily related to the expansion of our global sales and marketing efforts. Operating expenses for fiscal year 2010 include favorable foreign currency exchange fluctuations of approximately $47,000 when compared to fiscal 2009. However, due to the decrease in total revenues from fiscal 2009 to fiscal 2010, total operating expenses represented a higher percentage of total revenues in fiscal 2010 than in fiscal 2009.

        Sales and Marketing:    Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

        Sales and marketing expenses were $4.7 million (or 30% of revenues) for fiscal year 2010 and $4.1 million (or 22% of total revenues) for fiscal year 2009. The $621,000 (or 15%) increase in absolute dollars for fiscal 2010 was primarily due to an expansion of our global sales operations, including increases in total compensation expense, recruiting, higher facility costs attributable to additional personnel, travel and related costs resulting in an approximate increase of $331,000 related to U.S. sales operations, an approximate increase of $103,000 in European sales operations and an approximate increase of $66,000 in Asian sales operations. The year over year increase also includes an approximate $451,000 increase in global marketing programs including the addition of a new marketing manager and our VP Marketing and Strategic Product Development, along with lead generation and qualification, emarketing and other new initiatives. These increases in sales and marketing costs for fiscal 2010 when compared to fiscal 2009 were partially offset by an approximate decrease of $275,000 related to a non-recurring separation payment made to the former Executive Vice President of Field Operations in the first quarter of fiscal 2009, an approximate reduction of $29,000 in executive bonuses and a decrease of $22,000 in favorable foreign exchange fluctuations.

        We expect our sales and marketing expenses to increase approximately 21% in fiscal 2011 over fiscal 2010 due to anticipated increases in sales and marketing personnel and programs and we expect that sales and marketing expenses will continue to represent a considerable percentage of our total operating expenditures in the future.

        Research and Development:    Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

        Research and development expenses were $3.8 million (or 24% of revenues) for fiscal 2010 and $4.0 million (or 22% of revenues) in fiscal 2009. The $191,000 (or 5%) decrease in absolute dollars for research and development expenses in fiscal 2010 was due primarily to an approximate $157,000 decrease related to the reduced use of outside engineering services and an approximate $16,000 decrease due to favorable foreign currency exchange fluctuations. The closure of our Indian operations resulted in an approximate $472,000 decrease in research and development costs in fiscal 2010 compared to fiscal 2009, and this decrease was fully offset by an approximate $489,000 increase in salary and related costs for personnel additions in our European operations consolidating our engineering activities into one location.

        We anticipate that we will continue to invest significant resources in research and development activities in the future to develop new products, advance the technology of our existing products and develop new business opportunities, including research and development activities related to our acquisition of db4o in December 2008. We expect our research and development expenses to remain relatively stable in fiscal 2011 compared to our research and development expense levels in fiscal 2010.

        General and Administrative:    General and administrative expenses consist primarily of personnel and related expenses, professional services and general operating expenses.

        General and administrative expenses were $3.1 million (or 20% of total revenues) in fiscal 2010 and $3.7 million (or 20% of total revenues) in fiscal 2009. The $522,000 (or 14%) decrease in absolute dollars in general and administrative expenses in fiscal 2010 was primarily due to an approximate $231,000 decrease in professional services and regulatory compliance costs, including audit fees, consulting services and salary related expenses. The year over year decrease also included an approximate $82,000 decrease in share based compensation and travel expenses of the executives and directors, a decrease of $50,000 in bad debt expense, a decrease of $37,000 in facilities costs and favorable foreign currency exchange fluctuations of approximately $9,000.

        We expect our general and administrative expenses in fiscal 2011 to remain relatively stable compared to fiscal 2010.

        Restructuring:    On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it closed its research and development facility in Pune, India. The restructuring plan was undertaken to consolidate our research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. The restructuring was substantially completed during the second fiscal quarter ended April 30, 2010.

        The following table reflects the restructuring charges included in operating expenses for fiscal year 2010 and 2009 (in thousands):

	Fiscal Year Ended October 31,
	2010	2009
Restructuring:
Severance, retention and related charges	$38	$32
Impairment of fixed assets (non-cash charges)	2	61
Reserve for (recovery of) impairment of other current assets	(29)	42
Contract termination costs	8	—
Other direct costs of closure	20	4

Total restructuring charges	$39	$139

        There were no restructuring charges during fiscal 2008.

Fiscal 2009 Compared to Fiscal 2008

        Total operating expenses were $11.9 million (or 65% of total revenues) for fiscal year 2009 and $13.2 million (or 52% of total revenues) for fiscal year 2008. The decrease of $1.3 million (or 10%) in total operating expenses in fiscal 2009 (discussed further below) resulted primarily from a $1.1 million decrease in our general and administrative expenses, due to litigation settlement-related expenses incurred in fiscal 2008 not being repeated in fiscal 2009, a decrease of $530,000 in our general and administrative expenses in fiscal 2009 related to regulatory compliance, and favorable foreign currency exchange fluctuations of $736,000, with these decreases partially offset by increases in sales, marketing and research and development costs of $867,000 primarily related to db4o. However, due to the decrease in total revenues from fiscal 2008 to fiscal 2009, total operating expenses represented a higher percentage of total revenues in fiscal 2009 than in fiscal 2008.

        In December 2008, we acquired the db4o assets to further expand the scope of our solutions to include the embedded device market. Our results of operations thus include db4o transactions from the acquisition date of December 1, 2008, or eleven months in fiscal 2009.

        Sales and Marketing:    Sales and marketing expenses were $4.1 million (or 22% of revenues) for fiscal year 2009 and $3.6 million (or 14% of total revenues) for fiscal year 2008. The $481,000 (or 13%) increase in absolute dollars for fiscal 2009 was primarily due to an expansion of our U.S. sales operations, including an approximate $301,000 increase in total compensation expense, recruiting, higher facility costs attributable to additional personnel, travel and related costs associated with hiring two additional salespeople and a VP of Sales North America, and an increase of $177,000 in marketing consulting fees. The year over year increase also includes db4o-related sales and marketing expenses for an approximate $107,000 of salary and related costs for one employee, $132,000 in consulting fees and international distributor costs as well as $75,000 in advertising costs. These increases were partially offset by favorable foreign currency exchange fluctuations of $207,000. The increase in sales and marketing costs related to expansion of our U.S. sales efforts and included an approximate $275,000 non-recurring separation payment made to the former Executive Vice President of Field Operations in the first quarter of fiscal 2009. This increase was partially offset by reduced expenses in our European operations of approximately $367,000 in salary and related expenses attributable to the departure of the Executive Vice President of Field Operations and two other sales and marketing personnel, and reduced trade show and collateral expenses of $88,000.

        As db4o was acquired on December 1, 2008, only eleven months of sales and marketing expenditures associated with db4o as described above are reflected in the Company's statement of income for fiscal year 2009 and no db4o associated expenses are reflected for fiscal year 2008.

        Research and Development:    Research and development expenses were $4.0 million (or 22% of revenues) for fiscal 2009 and $4.1 million (or 16% of revenues) in fiscal 2008. The $97,000 (or 2%) decrease in absolute dollars for research and development expenses in fiscal 2009 was due to favorable foreign currency exchange fluctuations of approximately $438,000, reduced costs of third party contractors of approximately $140,000 and decreased operating costs of $90,000 as our Indian operations begin to wind down, with these decreases being partially offset by approximately $553,000 of increased consulting and personnel costs related to db4o.

        General and Administrative:    General and administrative expenses were $3.7 million (or 20% of total revenues) in fiscal 2009 and $5.5 million (or 22% of total revenues) in fiscal 2008. The $1.8 million (or 33%) decrease in absolute dollars in general and administrative expenses in fiscal 2009 was primarily due to a decrease of $1.1 million in expenses related to the settlement of litigation occurring in fiscal 2008 and not repeated in fiscal 2009, an approximate $530,000 decrease in regulatory compliance costs including audit fees, consulting services and salary related expenses, an approximate decrease of $192,000 in employee bonuses due to reduced revenue and net income levels, and favorable foreign currency exchange fluctuations of approximately $91,000.These decreases were partially offset by an $82,000 increase in share based compensation expense as a result of the higher average market value of stock option grants.

        Restructuring:    On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it closed its research and development facility in Pune, India. During the fourth quarter of our fiscal 2009, we incurred $32,000 of severance and retention costs, $61,000 of impairment charges to our fixed assets, $4,000 of direct costs of closure and a $42,000 impairment charge to other current assets. There were no restructuring charges during fiscal 2008.

Interest and Other Income, Net

        Interest and other income, net consists of interest income earned from our cash and cash equivalents net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

        The following table summarizes our interest and other income, net (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Interest and other income, net:
Interest income	$59	$267	$880	$(208)	(78)%	$(613)	(70)%
Interest expense	(1)	—	(1)	(1)	(100)	1	100
Foreign exchange gain (loss)	91	(35)	(13)	126	360	(22)	(169)
Other income	1	—	5	1	100	(5)	(100)

Total	$150	$232	$871	$(82)	(35)%	$(639)	(73)%

Fiscal 2010 Compared to Fiscal 2009

        Interest and other income, net was $150,000 (or 1% of total revenues) in fiscal 2010 compared to $232,000 (or 1% of revenues) in fiscal 2009. The absolute dollar decrease of $82,000 (or 35%) was primarily due to a decrease of $208,000 in interest income from both our European and U.S. operations as a result of significantly reduced interest rates, partially offset by a favorable change of approximately $126,000 in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

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

Provision for Income Taxes

        Provision for income taxes primarily consists of corporate income taxes for our subsidiaries in Germany and India, foreign withholding taxes and state income and franchise taxes in the U.S. The provision also reflects the release of the estimated realizable portion of the valuation allowance against the net deferred tax assets.

        The following table summarizes our provision for (benefit from) income taxes (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Provision for income taxes:
Foreign withholding taxes	$68	$54	$253	$14	26%	$(199)	(79)%
Provision for income taxes Europe	395	(653)	1,155	1,048	160	(1,808)	(157)
Provision for income taxes India	—	14	19	(14)	(100)	(5)	(26)
Federal, state and franchise taxes	4	23	4	(19)	(83)	19	475

Total	$467	$(562)	$1,431	$1,029	183%	$(1,993)	(139)%

Fiscal 2010 Compared to Fiscal 2009

        In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results in the most recent fiscal years and our assessment of expected future results of operations on a jurisdiction by jurisdiction basis. Based on all the available evidence, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets in Germany. As a result, we released approximately $939,000 of our valuation allowance in fiscal year 2009, which was recorded as an income tax benefit. As of October 31, 2010, we have concluded that it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal 2011. We have a remaining valuation allowance of approximately $33.9 million against net deferred tax assets in the U.S. and foreign jurisdictions. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

        As of October 31, 2010, we had U.S. federal and state net operating loss carry forwards of approximately $66.9 million and $11.6 million, respectively, and U.S. federal and state tax credit carry forwards of approximately $1.4 million and $627,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2029, including $6.9 million of federal net operating loss carry forward expiring in 2011. The U.S. federal tax credit carry forwards expire on various dates through 2023, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2010, we had German net operating tax loss carry forwards of approximately $26.2 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, we may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. The provision for income taxes in Germany included approximately $395,000 and $285,000 for fiscal 2010 and fiscal 2009, respectively, attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes. During fiscal 2010, the strengthening of the US dollar against the euro created taxable gains from US denominated currencies held by our German operations which increased our taxable income in Germany.

        Due to "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax carry forwards to offset federal taxable income in future periods is subject to an annual limitation. Future shifts in our stock ownership could subject our net operating loss and tax carry forwards to additional limitations restricting their use in sheltering future taxable income.

        We incurred foreign withholding taxes and state income and franchise taxes of approximately $72,000 and $77,000 in fiscal 2010 and fiscal 2009, respectively, which we have included in our income tax provision.

        A portion of deferred tax assets relating to net operating losses pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

Fiscal 2009 Compared to Fiscal 2008

        As of October 31, 2008, a full valuation allowance was recorded against our net deferred tax assets. Based on all the available evidence, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets in Germany. As a result, we released approximately $939,000 of our valuation allowance in fiscal year 2009 which was recorded as an income tax benefit.

        The provision for income taxes in Germany included approximately $285,000 and $1.2 million for fiscal 2009 and fiscal 2008, respectively, attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes.

        We incurred foreign withholding taxes and state income and franchise taxes of approximately $77,000 and $257,000 in fiscal 2009 and fiscal 2008, respectively, which we have included in our income tax provision.

Income from Discontinued Operations, Net of Income Taxes

        In February 2006, we sold our WebSphere consulting business to Sima Solutions, a privately held company, in exchange for a one-time cash payment plus certain contingent payments during a 24-month period following the close of the transaction. As a result, we have reflected the results of operations of the WebSphere consulting practice for fiscal 2008 as income from discontinued operations, net of income taxes. (Our results for fiscal 2009 and 2010 do not include any amounts from discontinued operations since our rights to receive revenues from our Websphere business terminated in January, 2008.) Therefore, reported revenues for these periods no longer include any revenues from the WebSphere consulting practice.

        The following table summarizes our income from discontinued operations, net of income taxes (in thousands, except percentages) in fiscal 2010, 2009 and 2008:

	Fiscal Year Ended October 31,			Fiscal 2010 vs 2009 Increase (Decrease)		Fiscal 2009 vs 2008 Increase (Decrease)
	2010	2009	2008	In Dollars	Percentage	In Dollars	Percentage
Income from discontinued operations, net of income taxes	$—	$—	$98	$—	—%	$(98)	(100)%

Liquidity and Capital Resources

        The following table sets forth certain consolidated balance sheets and consolidated statements of cash flows data for the fiscal years 2010 and 2009 (in thousands, except percentages):

	October 31, 2010	October 31, 2009	Percentage Change
	(unaudited)
Working Capital	$24,889	$26,791	(7)%
Cash and cash equivalents	$24,911	$27,812	(10)%

	Fiscal Year Ended
	October 31, 2010	October 31, 2009	Percentage Change
	(unaudited)
Net cash provided by operating activities	$2,285	$5,771	(60)%
Net cash used in investing activities	(645)	(2,547)	75
Net cash used in financing activities	$(4,143)	$(2,961)	(40)%

Cash and Cash Equivalents

        In fiscal 2010, we financed our operations and met our capital expenditure requirements primarily through cash flows from operations and cash reserves. As of October 31, 2010, we had cash and cash equivalents of approximately $24.9 million, a decrease of $2.9 million over the $27.8 million of cash and cash equivalents we held at October 31, 2009. The decrease in cash and cash equivalents was primarily attributable to our repurchase of 356,104 share of our common stock for approximately $4.3 million during fiscal 2010.

        As of October 31, 2010, $6.6 million of our $24.9 million in cash and cash equivalents were held in foreign financial institutions, of which $2.3 million was held in foreign currencies.

        The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of October 31, 2010
	Local Currency	U.S. Dollar
Cash in foreign currency:
Euros	€1,375	$1,917
British Pound	£32	52
Indian Rupee	Rs 13,692	302

Total		$2,271

        We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2010 were comprised of $42,000 of unfavorable foreign currency fluctuations on our revenues, $7,000 of favorable foreign currency fluctuations on our cost of revenues, and $47,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $12,000 on our operating income for fiscal 2010. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2011.

        Our exposure to foreign exchange risk is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce fluctuations within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well. Additionally, we held approximately 91% of our total cash balances at October 31, 2010 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

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

        Our cash equivalents primarily consist of money market accounts and short-term time deposits; accordingly, our interest rate risk is not considered significant.

        In December 2008, we committed $2.6 million in cash (including $280,000 of contingent payments subsequently made in fiscal 2009 and 2010) to acquire the assets of the database software business of privately-held Servo Software, Inc. (formerly db4objects, Inc.).

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

        On November 30, 2009, Versant's Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program expired by its terms on October 31, 2010. Versant acquired 356,104 common shares on the open market for approximately $4.3 million at an average purchase price of $12.06 per share under the stock repurchase program.

        On November 29, 2010 Versant's Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however this program may be suspended, discontinued, terminated or extended at any time by the Company.

        Taking into consideration the cash outflows related to potential common stock repurchases and with our current and estimated revenues, collections and cost structure, we expect to operate with a moderate negative cash flow in fiscal 2011.

Cash Flows from Operating Activities

        The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are payments for personnel related expenditures and facilities costs.

Fiscal 2010

        We generated $2.3 million of cash flows from operations in fiscal 2010. This amount resulted from $1.7 million in net income, adjusted for non-cash charges of $1.6 million and partially offset by a $1.0 million increase in operating assets net of liabilities since the beginning of fiscal 2010. The increase in operating assets net of liabilities was primarily attributable to an increase of $979,000 in trade accounts receivable.

        Non-cash adjustments were approximately $1.6 million, as reflected in our cash flow statement in fiscal 2010, which were primarily share based compensation expense of $1.1 million and depreciation and amortization expense of $612,000. Non-cash adjustments may increase or decrease in the future and, as a result, this might positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

        The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will impact our cash flows from operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

        We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Collection of accounts receivable and related DSO could fluctuate in future periods, due to the timing and amount of our revenues and the effectiveness of our collection efforts. Our DSOs were 69 days, 55 days and 51 days for the three months ended October 31, 2010, October 31, 2009 and October 31, 2008, respectively.

Fiscal 2009

        We generated $5.8 million of cash flows from operations in fiscal 2009. This was primarily derived from $4.8 million in net income, adjusted for non-cash charges of $895,000.

        Non-cash adjustments were approximately $895,000, as reflected in our cash flow statement in fiscal 2009, which were primarily share based compensation expense of $970,000, depreciation and amortization expense of $710,000 and restructuring charges of $135,000, partially offset by the deferred income tax benefit of $939,000.

        Our working capital was $26.8 million as of October 31, 2009 compared to $25.4 million as of October 31, 2008.

Fiscal 2008

        We generated $8.7 million of cash flows from operations in fiscal 2008. This was primarily derived from $9.5 million in net income offset by a $936,000 reduction in accounts payables and other liabilities.

        Non-cash adjustments were $1.5 million, as reflected in our cash flow statement in fiscal 2008, which were primarily share based compensation expense of $921,000 and depreciation and amortization expense of $638,000.

        Our working capital was $25.4 million as of October 31, 2008 compared to $15.3 million as of October 31, 2007.

Cash Flows from Investing Activities

        Our primary uses of cash in investing activities have typically been for the purchases of property and equipment (mostly information technology related equipment). Purchases of property and equipment were $480,000, $164,000 and $240,000 in fiscal years 2010, 2009 and 2008, respectively. Our cash used in investing activities also reflects our acquisition of db4o for $180,000 and $2.4 million in fiscal years 2010 and 2009, respectively.

        We anticipate a moderate decrease in our overall spending related to property and equipment in fiscal 2011 compared to fiscal 2010.

Cash Flows from Financing Activities

        Our primary use of cash in financing activities has been the repurchase of common stock under our stock repurchase programs, partially offset by cash proceeds from sales of common stock under our employee stock option and stock purchase plans. Purchases of our common stock were approximately $4.3 million and $3.2 million in fiscal years 2010 and 2009, respectively. No stock repurchases were made in fiscal 2008. Proceeds from issuance of our common stock were approximately $167,000, $285,000 and $792,000 in fiscal years 2010, 2009 and 2008, respectively.

        Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of October 31, 2010 we had approximately 220,000 shares available to issue under our current equity incentive and director plans. The timing of the issuance of options under these plans, the duration and timing of their vesting schedules and their grant price will all impact the timing of any exercises and proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

        On November 29, 2010 Versant's Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, terminated or extended at any time by the Company.

        We currently do not anticipate establishing a credit or loan facility in fiscal 2011.

Commitments and Contingencies

        Our principal commitments as of October 31, 2010 consist of obligations under operating leases for facilities and equipment. In September 2009, the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters and in July 2009, the Company entered into a new lease agreement for its European headquarters.

        On November 29, 2010 Versant's Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, terminated or extended at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company's working capital.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk.

        We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal 2010 were comprised of $42,000 of unfavorable foreign currency fluctuations on our revenues, $7,000 of favorable foreign currency fluctuations on our cost of revenues, and $47,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $12,000 on our operating income for fiscal 2010. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis during fiscal 2011.

        Our exposure to foreign exchange risk is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce fluctuations within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well. Additionally, we held approximately 91% of our total cash balances at October 31, 2010 in the form of U.S. dollars to assist in neutralizing the impact of foreign currency fluctuations.

        We do not own any derivative financial instruments as of October 31, 2010.

        Interest rate risk.    Our cash equivalents primarily consist of money market accounts and short-term time deposits; therefore, we do not believe that our interest rate risk is significant at this time.

Item 8.    Financial Statements and Supplementary Data.

VERSANT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended October 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended October 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended October 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements:
Note 1—The Company and Basis of Presentation
Note 2—Summary of Significant Accounting Policies
Note 3—Fair Value Measurements
Note 4—Valuation and Qualifying Accounts and Reserves
Note 5—Acquisition, Goodwill and Intangible Assets
Note 6—Lease Obligations
Note 7—Contingencies
Note 8—Stockholders' Equity and Income Per Share
Note 9—Stock Repurchase Program
Note 10—Employee and Director Benefit Plans
Note 11—Share Based Compensation
Note 12—Settlement of Litigation
Note 13—Restructuring
Note 14—Income Taxes
Note 15—Discontinued Operations
Note 16—Subsequent Events
Note 17—Selected Quarterly Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Versant Corporation and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Versant Corporation and Subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and Subsidiaries at October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Francisco, California
January 31, 2011

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	October 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,911	$27,812
Trade accounts receivable, net of allowance for doubtful accounts of $8 and $36 at October 31, 2010 and 2009, respectively	3,186	2,251
Deferred income taxes	884	939
Other current assets	388	633

Total current assets	29,369	31,635
Property and equipment, net	634	488
Goodwill	8,589	8,410
Intangible assets, net	499	802
Other assets	38	38

Total assets	$39,129	$41,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164	$154
Accrued liabilities	1,294	1,215
Deferred revenues	3,022	3,475

Total current liabilities	4,480	4,844
Deferred revenues	66	177
Deferred rent	49	—
Other long-term liabilities	90	95

Total liabilities	4,685	5,116

Commitments and contingencies (Notes 6 & 7)
Stockholders' equity:
Common stock, no par value, 7,500,000 shares authorized, 3,213,122 shares issued and outstanding at October 31, 2010, and 3,552,946 shares issued and outstanding at October 31, 2009	92,654	95,730
Accumulated other comprehensive income, net	43	434
Accumulated deficit	(58,253)	(59,907)

Total stockholders' equity	34,444	36,257

Total liabilities and stockholders' equity	$39,129	$41,373

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

	Fiscal Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008
Revenues:
License	$8,342	$9,045	$15,922
Maintenance	7,331	8,833	9,041
Professional services	93	272	335

Total revenues	15,766	18,150	25,298

Cost of revenues:
License	279	273	309
Amortization of intangible assets	303	373	315
Maintenance	1,470	1,452	1,446
Professional services	61	133	112

Total cost of revenues	2,113	2,231	2,182

Gross profit	13,653	15,919	23,116

Operating expenses:
Sales and marketing	4,722	4,101	3,620
Research and development	3,778	3,969	4,066
General and administrative	3,143	3,665	5,479
Restructuring	39	139	—

Total operating expenses	11,682	11,874	13,165

Income from operations	1,971	4,045	9,951
Interest and other income, net	150	232	871

Income from continuing operations before income taxes	2,121	4,277	10,822
Income tax benefit (expense)	(467)	562	(1,431)

Net income from continuing operations	1,654	4,839	9,391
Net income from discontinued operations, net of income taxes	—	—	98

Net income	$1,654	$4,839	$9,489

Basic income per share:
Net income from continuing operations	$0.48	$1.33	$2.52
Net income from discontinued operations, net of income taxes	$—	$—	$0.02

Net income per share, basic	$0.48	$1.33	$2.54
Diluted income per share:
Net income from continuing operations	$0.48	$1.32	$2.48
Net income from discontinued operations, net of income taxes	$—	$—	$0.03

Net income per share, diluted	$0.48	$1.32	$2.51
Shares used in per share calculation:
Basic	3,411	3,626	3,729
Diluted	3,444	3,663	3,783

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in thousands, except for share amounts)

	Common			Accumulated Other Comprehensive Income
			Accumulated Deficit		Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount
Balance at October 31, 2007	3,671,924	$96,004	$(74,185)	$1,346	$23,165
Adjustment to retained earnings related to ASC §740			(50)		(50)
ESPP	18,984	290			290
Exercise of stock options	55,673	502			502
Non-cash share based compensation expense		921			921
Net income			9,489		9,489	9,489
Foreign currency translation adjustments				(1,163)	(1,163)	(1,163)

Total comprehensive income						$8,326

Balance at October 31, 2008	3,746,581	$97,717	$(64,746)	$183	$33,154
Repurchases of common stock	(222,688)	(3,242)			(3,242)
ESPP	15,691	164			164
Exercise of stock options	13,362	121			121
Non-cash share based compensation expense		970			970
Net income			4,839		4,839	4,839
Foreign currency translation adjustments				251	251	251

Total comprehensive income						$5,090

Balance at October 31, 2009	3,552,946	$95,730	$(59,907)	$434	$36,257
Repurchases of common stock	(356,104)	(4,310)			(4,310)
ESPP	13,093	132			132
Exercise of stock options	3,187	35			35
Non-cash share based compensation expense		1,067			1,067
Net income			1,654		1,654	1,654
Foreign currency translation adjustments				(391)	(391)	(391)

Total comprehensive income						$1,263

Balance at October 31, 2010	3,213,122	$92,654	$(58,253)	$43	$34,444

VERSANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended October 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,654	$4,839	$9,489
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations, net of income taxes	—	—	(98)
Deferred income tax benefit	—	(939)	—
Depreciation and amortization	309	337	323
Amortization of intangible assets	303	373	315
Share based compensation	1,067	970	921
Charges to (reduction of) restructuring costs	(19)	135	—
Provision for (recovery of) allowance for doubtful accounts receivable	(26)	19	(54)
Changes in assets and liabilities:
Trade accounts receivable	(979)	778	(536)
Other assets	235	(75)	(18)
Accounts payable	(40)	(233)	224
Accrued liabilities and other long-term liabilities	222	(418)	(1,160)
Deferred revenues	(441)	(15)	(748)

Net cash provided by operating activities	2,285	5,771	8,658

Cash flows from investing activities:
Acquisition of business	(180)	(2,383)	—
Proceeds from sale of property and equipment	15	—	—
Purchases of property and equipment	(480)	(164)	(240)

Net cash used in investing activities	(645)	(2,547)	(240)

Cash flows from financing activities:
Proceeds from issuance of common stock	167	285	792
Repurchases of common stock	(4,310)	(3,242)	—
Principal payments under capital lease obligations	—	(4)	(10)

Net cash (used in) provided by financing activities	(4,143)	(2,961)	782

Effect of foreign exchange rate changes on cash and cash equivalents	(398)	315	(1,150)

Net increase (decrease) in cash and cash equivalents from operating, investing and financing activities	(2,901)	578	8,050
Net increase in cash and cash equivalents from discontinued operations—operating activities	—	—	98
Cash and cash equivalents at beginning of period	27,812	27,234	19,086

Cash and cash equivalents at end of period	$24,911	$27,812	$27,234

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$1	$—	$1
Income taxes	$385	$713	$1,806

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

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

  Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company's cash and cash equivalents at October 31, 2010 and October 31, 2009 consisted of deposits in banks, short-term time deposits and money market funds. As of October 31, 2010 and 2009 cash balances held in foreign financial institutions were $6.6 million and $14.7 million, respectively.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Concentration of Credit Risk

        The Company's financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents, with balances which may exceed insured limits, with financial institutions and invests in highly rated short-term securities. The Company maintains an allowance for doubtful accounts as an estimate of the inability of its customers to make required payments. The allowance was $8,000 and $36,000 at October 31, 2010 and October 31, 2009, respectively. The amount of the Company's allowance is based on historical experience and an analysis of its accounts receivable balances. Credit losses to date have been within management's expectations. However, actual results could differ from such estimates.

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

        The following table summarizes the breakdown of the Company's property and equipment as of October 31, 2010 and October 31, 2009 (in thousands):

	As of October 31,
	2010	2009
Property and equipment:
Computer equipment	$1,395	$1,508
Furniture and fixtures	222	360
Software	694	749
Leasehold improvements	393	255
Capital lease and other assets	35	35

	2,739	2,907
Less: accumulated depreciation and amortization	(2,105)	(2,419)

Total	$634	$488

        Total depreciation expense for fiscal 2010, fiscal 2009 and fiscal 2008 was $309,000, $337,000, and $323,000, respectively.

  Impairment of Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. As required by

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 350, Intangibles—Goodwill and Other, the Company evaluates its goodwill for impairment on an annual basis.

        In accordance with ASC 350, Goodwill, we test for any goodwill impairment within our single Data Management operating segment and reporting unit. FASB guidance requires that goodwill be tested for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events. The Company uses the market approach to assess the fair value of its assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of the Company's assets is estimated by summing the fair value of the Company's equity (as indicated by the publicly traded share price for Versant's shares and the number of shares outstanding plus an estimated control premium) and its liabilities. Under this approach, if the estimated fair value of the Company's assets is greater than their carrying value, then there is no goodwill impairment. If the estimated fair value of the Company's assets is less than their carrying value, an allocation would be made of the reporting unit's estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit's goodwill carrying amount and would be recorded in operating results during the period of such impairment.

        Versant performed its annual evaluations of the Company's goodwill based on the requirements of ASC 350 in October 2010, October 2009 and October 2008. As a result of these impairment tests and valuation analyses, Versant determined that no impairment charges against the Company's goodwill were required in fiscal 2010, fiscal 2009 or fiscal 2008.

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

        In fiscal 2010, fiscal 2009 and fiscal 2008, there were no triggering events to indicate impairment of Versant's intangible assets, and the Company did not perform impairment tests and valuation analyses of its intangible assets. Versant determined that the value of the Company's intangible assets had been fairly recorded in its financial statements, and therefore, no impairment charges against the Company's intangible assets related to the Company's Poet, FastObjects, JDO Genie and db4o acquisitions were recorded in fiscal 2010, fiscal 2009 or fiscal 2008.

  Revenue Recognition

        We recognize revenues in accordance with GAAP, as set forth in:

  •
  ASC 985-605, Software, Revenue Recognition (formerly known as and comprised of Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions),

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts (formerly known as SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts).

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

        The Company has established VSOE of fair value of PCS as evidenced by stand alone renewal transactions using the "bell shaped curve approach." PCS of the Versant Object Database is priced as a percentage of the original software license fees. The Company performs quarterly analysis on a transaction by transaction basis to document the range of pricing in PCS renewals. The Company has established VSOE of fair value for PCS, if substantial majorities (greater than 80%) of stand-alone renewal transactions are priced within a reasonably narrow range (plus or minus 15% from the midpoint of the range). For the year ended October 31, 2010, the pricing of over 95% of stand alone PCS renewal transactions fell within the predefined pricing range.

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

  •
  Collection is reasonably assured.

        If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or until satisfaction of the contingency, as applicable. The Company's license fees are generally non-cancelable and non-refundable. Also, the Company's customer agreements for prepaid deployment licenses generally do not make payment of our license fees contingent upon the actual deployment of the software. Therefore, a customer's delay or acceleration in its deployment schedule typically does not impact our revenue recognition in the case of a prepaid deployment license.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Versant licenses its data management products through two types of perpetual licenses—development licenses and deployment licenses. Development licenses are typically sold on a per seat basis and authorize a customer to develop and test an application program that uses Versant's software product. Before an End-User customer may deploy an application that it has developed under the Company's development license, it must purchase deployment licenses based on the number of computers connected to the server that will run the application using Versant's product or, for certain applications, the number of users. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to Versant of a nonrefundable amount for future deployment.

        VARs and distributors purchase development licenses from Versant on a per seat basis on terms similar to those of development licenses that the Company sells directly to End-Users. VARs are authorized to sublicense deployment copies of Versant's data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of Versant's software and are charged a royalty that is either based on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. VAR agreements for prepaid royalty arrangements are non-cancelable, non-refundable and do not make payment of the license fees contingent upon the actual deployment of the software, and therefore, the future deployments of the VARs have no impact on revenue recognition. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to Versant for sales made by the VAR during a given period.

        Revenues from the Company's resale of third-party products or services are recorded at total contract value with the corresponding cost included in the cost of sales when Versant acts as a principal

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company records net gains and losses resulting from settling transactions denominated in currencies other than our functional currency as a component of interest and other income, net. Foreign exchange gain (loss) was approximately $91,000, $(35,000) and $(13,000), respectively, for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008, respectively.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Other Comprehensive Income

        Accumulated other comprehensive income, net presented in the accompanying consolidated balance sheets consist of cumulative foreign currency translation adjustments.

        The following table summarizes the breakdown of comprehensive income for the years ended October 31, 2010, October 31, 2009 and October 31, 2008 (in thousands):

	Fiscal Year Ended October 31,
	2010	2009	2008
Net income, as reported	$1,654	$4,839	$9,489
Foreign currency translation adjustment	(391)	251	(1,163)

Other comprehensive income	$1,263	$5,090	$8,326

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

        The Company's software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. In Europe, there is typically a one-year warranty period for all of the Company's products and services. To date, Versant has not incurred any material costs associated with these product and service performance warranties, and as such the Company has provided no warranty reserve balance in its consolidated financial statements.

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

	As of October 31,
	2010	2009
	(in thousands)
Deferred revenue:
Short-term deferred maintenance	$3,022	$3,475
Long-term deferred maintenance	66	177

	$3,088	$3,652

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Accrued Liabilities

        The breakdown of short-term accrued liabilities as of October 31, 2010 and October 31, 2009 was as follows (in thousands):

	As of October 31,
	2010	2009
Accrued liabilities:
Payroll and related	$804	$737
Taxes payable	105	1
Deferred rent	14	10
Other	371	467

	$1,294	$1,215

  Software Development Costs

        Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with ASC 985-20, Software, Costs of Software to Be Sold, Leased or Marketed. The time period between achieving technological feasibility, which Versant has defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has generally been short, and therefore to date, software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended October 31, 2010, October 31, 2009 and October 31, 2008.

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

        The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2005. However, with respect to prior tax years no longer subject to examination due to expiration of the statute of limitations, income may nevertheless be recomputed for the purpose of determining the amount of NOL that may be carried over to "open" years.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

        The Company applies the net basis of income statement presentation for taxes collected from customers and remitted to government authorities.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee share based compensation awards at the date of grant. This model requires the use of assumptions, including expected volatility, expected term, risk-free interest rate and dividend yield, some of which require significant management judgment. Further, the Company estimates forfeiture rates for those options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which are generally three years under the Company's Equity Incentive Plans and two years under the Directors Stock Option Plans. While the estimate of fair value and the associated charge to earnings materially impacts the Company's results of operations, it has no impact on its cash position.

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

        Versant uses historical forfeiture data, modified by any available relevant information, to arrive at the estimated forfeiture rate. ASC 718 requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Versant applies the forfeiture rate to the unvested portion of the option valuation and performs a true up if the actual forfeiture rate is different from the one applied in prior periods.

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

  Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. No matching contributions to employees'

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

voluntary contributions to the 401(k) plan were made by the Company in fiscal years 2010, 2009 and 2008.

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

  Segment and Geographic Information

        ASC 280, Segment Reporting establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by non-aggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying consolidated statements of income. Therefore, the Company has determined that it operates in a single operating segment, Data Management.

        In aggregate, the revenues generated by one significant telecommunications customer accounted for approximately 12% of total revenues in the fiscal year ended October 31, 2010.

        The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

        The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Fiscal Year Ended October 31,
	2010	2009	2008
Total revenues by geographic area:
North America	$6,232	$6,964	$9,292
Europe	8,764	10,656	13,275
Asia	770	530	2,731

Total	$15,766	$18,150	$25,298

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As of October 31,
	2010	2009
Total long-lived assets by geographic area:
North America	$127	$164
Germany	506	287
Asia	39	75

Total	$672	$526

  Recently Adopted Accounting Pronouncements

  Subsequent Events

        In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, Securities and Exchange Commission (SEC) filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted this new guidance in the quarter ended April 30, 2010. The adoption of this amendment has had no material impact on the Company's financial position, results of operations or cash flows.

  Intangibles—Goodwill and Other

        In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The guidance is effective for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. The adoption of this guidance has had no material impact on the Company's financial position, results of operations, or cash flows.

  Business Combinations

        In December 2007, new guidance was issued providing greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. The adoption of this new guidance had no material impact on the Company's financial position, results of operations, or cash flows.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, additional guidance was issued which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. This new rule is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). The adoption of this new guidance had no material impact on the Company's financial position, results of operations, or cash flows.

  Fair Value Measurements

        In August 2009, the FASB issued additional guidance regarding fair value measurements. This guidance provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In these circumstances, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with U.S. GAAP (e.g. an income approach or market approach). This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. This guidance is effective for fiscal years and fiscal quarters beginning after August 26, 2009 (November 1, 2009 for the Company). The adoption of this standard had no material effect on the Company's consolidated financial statements.

  Fair Value Measurement Disclosure

        In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company's second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company's first quarter of fiscal year 2012. The adoption of this guidance had no material impact on the Company's consolidated financial statements.

  Recent Accounting Pronouncements Not Yet Adopted

  Amendments to Variable Interest Entity Guidance

        In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We do not expect that the adoption of this new guidance will have an impact on our historical consolidated financial position, cash flows and results of operations.

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

  Revenue Recognition for Certain Arrangements that Include Software Elements

        In October 2009, new guidance was issued by FASB related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with "more than incidental" software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are "essential to the functionality" of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is "essential to the functionality." Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in October 2009. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

  Revenue Recognition—Milestone Method

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

  Receivables Disclosure

        In July 2010, the FASB issued guidance which amends ASC 310, Receivables. This Accounting Standards Update ("ASU") requires disclosures related to financing receivables and the allowance for

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The effective date for disclosures as of the end of the reporting period is the first quarter of fiscal year 2011. The effective date for disclosures for activity during the reporting period is the second quarter of fiscal year 2011. The adoption will not have a material effect on the Company's consolidated financial statements.

NOTE 3.    FAIR VALUE MEASUREMENTS

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

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 3.    FAIR VALUE MEASUREMENTS (Continued)

Financial Assets Measured at Fair Value on a Recurring Basis

        Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of October 31, 2010 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$18,017	$—	$—
Time deposits	5,600	—	—

Total	$23,617	$—	$—

        The fair value of money market funds and time deposits reflect quoted market prices in an active market.

NOTE 4.    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Versant evaluates and revises its allowance for doubtful accounts receivable as part of its quarter end process at each subsidiary and corporate level. The Company's management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. Accounts are considered past due in accordance with contractual terms which usually provide for payment within 30 to 90 days. The Company also assigns a general reserve to all its overdue accounts, excluding the non-routine items.

        The following table summarizes the activities in the Company's allowance for doubtful accounts (in thousands):

	Fiscal Year Ended October 31,
	2010	2009	2008
Allowance for doubtful accounts:
Beginning balance	$36	$16	$68
Adjustments to provision	(28)	20	(52)

Ending balance	$8	$36	$16

NOTE 5.    ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

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

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 5.    ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

database software solution targeting the embedded device market. Our results of operations include db4o transactions from the acquisition date of December 1, 2008.

        The total purchase price of $2.6 million for the db4o assets consisted of the following:

        a)    Initial cash payment of $2.1 million made in December 2008;

        b)    Direct transaction costs of $183,000; and

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

        The total purchase price for the db4o assets was allocated to db4o's net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date, with the excess of the purchase price over these aggregate fair values recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which values each intangible asset based upon its estimated impact on the Company's expected future after-tax cash flows and discounts the net changes in the Company's expected future after-tax cash flows to present value. The discount was based on an analysis of the weighted-average cost of capital for the industry.

        The Company's allocation of the purchase price for the db4o assets and liabilities as of October 31, 2010 is summarized below (in thousands):

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

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 5.    ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

        db4o's results of operations for periods prior to this acquisition were not material to the Company's condensed consolidated statements of income and, accordingly, pro forma financial information has not been presented.

  Goodwill

        The following table presents goodwill balances and acquisitions of, and adjustments to, goodwill during the fiscal year ended October 31, 2010 (in thousands):

	Net carrying amount as of October 31, 2009	Goodwill acquired	Adjustments to Goodwill	Net carrying amount as of October 31, 2010
Goodwill:
Versant Europe	$241	$—	$—	$241
Poet Holdings, Inc.	5,752	—	—	5,752
FastObjects, Inc.	677	—	—	677
JDO Genie (PTY), LTD	50	—	—	50
db4o	1,690	180	(1)	1,869

Total	$8,410	$180	$(1)	$8,589

        Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2010 and determined there was no impairment.

        The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 5.    ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

  Intangible Assets

        The Company's intangible assets' balances as of October 31, 2010 and October 31, 2009 are as follows (in thousands):

	As of October 31, 2010			As of October 31, 2009
Intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Poet Holdings, Inc.—Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,832	$87	$1,919	$1,643	$276
db4o—Developed Technology (Amortized over 5 years)	300	115	185	300	55	245
db4o—Customer Relationships (Amortized over 9 years)	210	44	166	210	21	189
FastObjects, Inc.—Customer Relationships (Amortized over 6 years)	148	148	—	148	137	11
db4o—Trade Name (Amortized over 5 years)	100	39	61	100	19	81

Total	$2,677	$2,178	$499	$2,677	$1,875	$802

        Aggregate amortization expense for intangible assets was $303,000, $373,000 and $315,000, respectively, for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008, respectively.

        The projected amortization of the Company's existing intangible assets as of October 31, 2010 is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2011	$190
2012	104
2013	103
2014	30
2015	23
Thereafter	49

Total	$499

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 6.    LEASE OBLIGATIONS

        Versant's principal commitments as of October 31, 2010 consist of obligations under operating leases for facilities and equipment commitments.

        Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg, Germany under multi-year operating lease agreements.

        On July 17, 2009, the Company entered into an Office Building Lease, pursuant to which the Company has leased approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease has a term of sixty months, which commenced in December 2009. Versant has the option to extend the term of the lease for up to two additional three-year periods at an inflation adjusted monthly rent. The total rent payable over the lease term remaining as of October 31, 2010, will be approximately $679,000.

        On September 3, 2009, the Company and CA-Shorebreeze Limited Partnership entered into the First Amendment (the "Amendment") of an Office Building Lease executed between the parties on March 23, 2007. The Amendment extends the term of the Company's lease of approximately 6,800 square feet in an office facility located in Redwood City, California for an additional term of three years to May 31, 2013, and also provided for a one-year renewal option at fair market rent. The total rent payable over the lease term remaining as of October 31, 2010 will be approximately $520,000.

        Consolidated rent expense in fiscal years ended October 31, 2010, 2009 and 2008, was approximately $427,000, $507,000, and $550,000, respectively.

        The Company's future annual minimum commitments as of October 31, 2010 under non-cancelable operating leases are listed as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Fiscal year ending October 31,
2011	$360	$5	$365
2012	368	5	373
2013	287	2	289
2014	169	—	169
2015	15		15
Thereafter	—	—	—

Total	$1,199	$12	$1,211

NOTE 7.    CONTINGENCIES

        The Company may be subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The Company has been notified by a customer of a potential overpayment of license royalties to Versant. The Company estimated the probable liability related to the royalty overpayment to be approximately $170,000, which is included in accrued liabilities on the consolidated balance sheet as of October 31, 2010. This matter was subsequently resolved for approximately the same amount in December, 2010.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 8.    STOCKHOLDERS' EQUITY AND INCOME PER SHARE

        Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended October 31,
	2010	2009	2008
Net income from continuing operations	$1,654	$4,839	$9,391
Net income from discontinued operations, net of income taxes	—	—	98

Net income	$1,654	$4,839	$9,489

Calculation of basic net income per share:
Weighted average common shares outstanding	3,411	3,626	3,729
Net income from continuing operations	$0.48	$1.33	$2.52
Net income from discontinued operations, net of income taxes	$—	$—	$0.02

Net income per share, basic	$0.48	$1.33	$2.54

Calculation of diluted net income per share:
Weighted average common shares outstanding	3,411	3,626	3,729
Dilutive effect of employee and director stock options	33	37	54

Weighted average common shares outstanding and potentially dilutive common shares	3,444	3,663	3,783

Net income from continuing operations	$0.48	$1.32	$2.48
Net income from discontinued operations, net of income taxes	$—	$—	$0.03

Net income per share, diluted	$0.48	$1.32	$2.51

        For the years ended October 31, 2010, 2009 and 2008, 352,000, 182,000 and 22,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method.

NOTE 9.    STOCK REPURCHASE PROGRAM

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

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 9.    STOCK REPURCHASE PROGRAM (Continued)

        On November 30, 2009, Versant's Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $5.0 million of its common stock in fiscal year 2010. The stock repurchase program expired by its terms on October 31, 2010. Versant acquired 356,104 common shares on the open market for approximately $4.3 million at an average purchase price of $12.06 per share under this stock repurchase program.

        On November 29, 2010 Versant's Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, terminated or extended at any time by the Company.

NOTE 10.    EMPLOYEE AND DIRECTOR BENEFIT PLANS

        Versant has, or had during fiscal 2010, the following option plans in place:

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

  •
  1996 Equity Incentive Plan

        Although the 1996 Equity Incentive Plan has since expired by its terms, options to purchase a total of 10,415 shares originally granted under this Plan were still outstanding as of October 31, 2010.

  •
  2005 Directors' Stock Option Plan

        The 2005 Directors' Stock Option Plan was approved by Versant's shareholders in August 2005 to replace the Company's 1996 Directors' Stock Option Plan. Upon adoption of the 2005 Directors' Stock Option Plan, the Company immediately terminated use of the 1996 Directors' Stock Option Plan. Under the 2005 Directors' Stock Option Plan, Versant grants 4,000 options as an initial grant to new directors on the Board who are not employees of the Company or of a parent, subsidiary or affiliate of the Company ("Outside Directors") and grants 4,000 additional options to each Outside Director as an annual succeeding grant thereafter. Both initial and succeeding option grants vest 50% on the first and second anniversaries of the option grant. The options granted under the 2005 Directors' Stock Option Plan must expire no more than ten years after the grant date.

  •
  1996 Directors' Stock Option Plan

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 10.    EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

        As of October 31, 2010, a total of 17,988 options remain outstanding under Versant's 1996 Directors' Stock Option Plan. Versant ceased granting options under its 1996 Directors' Stock Option Plan in August 2005 and no further options will be granted under the 1996 Directors' Stock Option Plan.

  •
  Assumed Poet Options and Plans

        Versant acquired all of Poet's stock option plans in connection with our March 2004 acquisition of Poet. As of October 31, 2010, a total of 18,952 options remain outstanding under these Poet plans.

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

        Under the Employee Stock Purchase Plan, employees may generally defer up to 10% of their compensation to purchase shares of our common stock at a purchase price equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable six month offering period or the applicable purchase date. As of October 31, 2010, approximately 48,000 shares were available for future issuance under the Employee Stock Purchase Plan.

Shares Reserved for Future Issuance

        As of October 31, 2010, the Company had reserved shares of common stock for the following purposes:

Employee stock purchase plan	48,166
Stock options available for grant	171,642
Unexercised stock options	515,287

Balance as of October 31, 2010	735,095

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 10.    EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Activities

        The stock option activities in fiscal years 2010, 2009 and 2008 were as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price
Balance as of October 31, 2007	262,432	235,482	$16.75
Authorized	50,000	—	—
Granted	(127,100)	127,100	22.40
Exercised/expired	(1,201)	(55,673)	9.01
Canceled	3,585	(3,585)	29.64
Balance as of October 31, 2008	187,716	303,324	$20.40
Authorized	220,000	—	—
Granted	(153,050)	153,050	13.55
Exercised/expired	(4,920)	(13,362)	9.09
Canceled	57,170	(57,170)	17.88
Balance as of October 31, 2009	306,916	385,842	$18.45
Authorized	—	—	—
Granted	(164,600)	164,600	17.42
Exercised/expired	(2,642)	(3,187)	10.85
Canceled	31,968	(31,968)	39.89
Balance as of October 31, 2010	171,642	515,287	$16.84

NOTE 11.    SHARE BASED COMPENSATION

        Beginning in fiscal 2006, Versant has accounted for share-based compensation costs in accordance with ASC 718, Compensation, Stock Compensation. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant.

        Versant bases the expected term of its options on historical exercise data, while considering other factors that could possibly impact the future life of the options. As of October 31, 2010, the Company determined that the estimated expected life of an employee share option granted under the Company's Equity Incentive Plan was 3.6 years. The expected life for the options granted under the Directors' Plans to the board members who are not full time employees of Versant is 5.75 years. Versant used the simplified method allowed by SEC Staff Accounting Bulletin Nos.107 and 110 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two. As of October 31, 2010, Versant uses historical volatility as the best estimate of the future volatility of its common stock.

        Versant does not expect to realize any current tax benefits in fiscal 2010 related to stock options or shares issued under its ESPP. Versant currently provides a full valuation allowance for its domestic deferred tax assets and accordingly, a valuation allowance is also provided for any tax effects of share based compensation expense.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 11.    SHARE BASED COMPENSATION (Continued)

        The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options			ESPP
	Fiscal Year Ended October 31,			Fiscal Year Ended October 31,
	2010	2009	2008	2010	2009	2008
Assumptions:
Volatility	53%–65%	56%–73%	57%–88%	33%–42%	59%–65%	48%–52%
Expected life (in years)	3.3–5.75 years	2.4–5.75 years	2.3–5.75 years	6–12 months	6–12 months	6–12 months
Weighted average risk-free interest rate	1.43%–1.87%	0.82%–2.58%	2.32%–3.22%	0.15%–0.35%	0.29%–0.45%	2.01%–3.31%
Dividend yield	—	—	—	—	—	—

        Share based compensation expense recognized in the consolidated statements of income related to the stock option plans and the ESPP for fiscal 2010, fiscal 2009 and fiscal 2008 was as follows (in thousands):

	Fiscal year ended October 31,
	2010	2009	2008
Stock-based compensation expense:
Stock Options	$1,022	$933	$807
ESPP	45	37	114

Total	$1,067	$970	$921

        Share based compensation recognized in the consolidated statements of income, by income statement caption, was as follows (in thousands):

	Fiscal year ended October 31,
	2010	2009	2008
Share based compensation expense:
Cost of revenues	$76	$59	$58
Sales and marketing	224	137	221
Research and development	232	218	178
General and administrative	535	556	464

Total	$1,067	$970	$921

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 11.    SHARE BASED COMPENSATION (Continued)

        The following table summarizes the changes in stock option activities under the Company's equity-based compensation plans during fiscal 2010 and fiscal 2009:

	Fiscal Year Ended October 31,
	2010		2009
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	386	$18.45	303	$20.40
Granted	164	17.42	153	13.55
Exercised	(3)	10.85	(13)	9.10
Forfeited and expired	(32)	39.89	(57)	17.88

Outstanding at the end of the period	515	$16.84	386	$18.45

Options exercisable at the end of the fiscal year	372	$16.82	264	$19.69

        The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2010:

	Options Outstanding			Options Exercisable
	Number outstanding at October 31, 2010 (in thousands)	Weighted average remaining contractual life	Weighted average exercise price	Number outstanding at October 31, 2010 (in thousands)	Weighted average remaining contractual life	Weighted average exercise price
Exercise Prices:
From $3.00 to $11.81	109	5.80	$8.40	104	5.64	$8.24
From $11.82 to $16.00	136	8.22	13.79	86	8.08	13.80
From $16.01 to $18.80	133	8.82	18.74	47	8.33	18.62
From $18.81 to $23.75	108	6.90	20.95	106	6.89	20.95
From $23.76 to $122.20	29	5.75	38.48	29	5.73	38.63

	515	7.44	$16.84	372	6.91	$16.82

Options expected to vest as of October 31, 2010	510	7.43	$16.83

Aggregate intrinsic value of options (in thousands)	$301			$301

Aggregate intrinsic value of shares expected to vest (in thousands)	$301

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 11.    SHARE BASED COMPENSATION (Continued)

        The aggregate intrinsic value of stock options outstanding and exercisable, and vested or expected to vest, at October 31, 2010 was based on the closing price of our common stock on October 29, 2010 of $11.13 per share.

        The summary of the status of Versant's nonvested shares as of October 31, 2010 and changes during the fiscal year ended October 31, 2010 is as follows:

	Shares (in thousands)	Weighted average grant date fair value
Nonvested shares:
Nonvested at October 31, 2009	146	$7.54
Granted	164	7.23
Vested	(125)	8.28
Forfeited	(18)	6.72

Nonvested at October 31, 2010	167	$6.81

        Additional information related to the fair value of Versant's stock options as of October 31, 2010, 2009 and 2008 is as follows:

	Fiscal Year Ended October 31,
	2010	2009	2008
	(in thousands, except for per share amounts)
Weighted average grant date fair value of options granted (per share)	$7.23	$5.52	$10.67
Total fair value of options granted	$1,183	$844	$1,376
Total fair value of shares vested	$1,030	$898	$747
Total intrinsic value of options exercised	$8	$89	$1,139

        The total unrecognized compensation costs related to non-vested options were $1.0 million at October 31, 2010 and will be recognized over a weighted average period of approximately 1.5 years. Future stock option grants and the intrinsic value of ESPP shares will increase the unrecognized compensation, whereas quarterly amortization and the vesting of the existing stock option grants will reduce it.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 12.    SETTLEMENT OF LITIGATION

        Versant's software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. A former customer of the Company sought indemnification from Versant for alleged infringement of intellectual property rights related to a product that Versant discontinued in 2004. The customer's indemnification claims included seeking recovery of costs it incurred in defending a now settled suit brought against the customer by a third party who had asserted that such third party's intellectual property rights had been infringed. The Company and this former customer reached a settlement agreement with respect to this pending litigation on June 3, 2008 for a cash settlement payment of $800,000 and a full mutual release of claims. The Company had previously recorded a contingency reserve for this litigation of approximately $63,000 in the fiscal quarter ended January 31, 2007. As a result of this settlement, an additional charge of $800,000 was recorded to general and administrative expenses for the fiscal quarter ended April 30, 2008. A payment of $62,500 was made to the former customer during the fiscal quarter ended April 30, 2008, and a settlement payment of $800,000 was made to the former customer during the fiscal quarter ended July 31, 2008.

NOTE 13.    RESTRUCTURING

        In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it has closed its research and development facility in Pune, India. The restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $178,000 as of October 31, 2010. The restructuring was substantially completed during the fiscal quarter ended April 30, 2010.

        The following table reflects the type and amount of these restructuring charges included in operating expenses for fiscal years 2010 and 2009 (in thousands):

	Fiscal year ended October 31,
	2010	2009
Restructuring:
Severance, retention and related charges	$38	$32
Impairment of fixed assets (non-cash charges)	2	61
Reserve for (recovery of) impairment of other current assets	(29)	42
Contract termination costs	8	—
Other direct costs of closure	20	4

	$39	$139

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 13.    RESTRUCTURING (Continued)

        The following table reflects the restructuring charges included in accrued liabilities on the consolidated balance sheets (in thousands):

Restructuring accrual balance as of October 31, 2008	$—
Provision for employee termination costs	32

Restructuring accrual balance as of October 31, 2009	32
Payment of employee termination costs	(32)

Restructuring accrual balance as of October 31, 2010	$—

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

        Income before provision for income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year Ended October 31,
	2010	2009	2008
United States	$(1,261)	$(1,015)	$2,050
International	3,382	5,292	8,870

	$2,121	$4,277	$10,920

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 14.    INCOME TAXES (Continued)

        The provision for income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year Ended October 31,
	2010	2009	2008
Current:
Federal	$—	$—	$—
State	4	24	4
Foreign	395	299	1,174
Foreign withholding	68	54	253

Total current	467	377	1,431

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	(939)	—

Total deferred	—	(939)	—

Total provision for income tax expense (benefit)	$467	$(562)	$1,431

        The provision for income tax expense (benefit) differs from the amount estimated by applying the statutory federal income tax rate (35%) to income before taxes as follows (in thousands):

	Fiscal Year Ended October 31,
	2010	2009	2008
Federal tax at statutory rate	$742	$1,497	$3,822
State tax at statutory rate, net of federal benefit	32	(138)	491
Change in valuation allowance	(2,560)	(711)	(8,387)
Foreign tax differential	886	(1,299)	959
Foreign tax dividend	1,361	—	2,650
Decrease in tax credits	—	—	1,853
Other	6	89	43

	$467	$(562)	$1,431

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 14.    INCOME TAXES (Continued)

        The components of the net deferred tax asset were as follows (in thousands):

	As of October 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$32,543	$35,307
Tax credit carryforwards	1,880	1,815
Other	394	255

	34,817	37,377
Valuation allowance	(33,933)	(36,438)

Net deferred tax asset	$884	$939

        At October 31, 2010, the Company had federal and state net operating loss carry forwards of $66.9 million and $11.6 million, respectively, and federal and state tax credit carry forwards of $1.4 million and $627,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2029 including $6.9 million of federal net operating loss carry forward expiring in 2011. The federal tax credit carry forwards expire on various dates through 2023. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2010, the Company had German net operating tax loss carry forwards of approximately $26.2 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, the Company may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. Ultimately, the realization of the deferred tax assets is dependent upon the Company's generation of sufficient future taxable income to enable it to use net operating loss and tax credit carry forwards during those periods in which such carry forwards can be utilized by the Company.

        In evaluating Versant's ability to utilize its deferred tax assets, management of the Company considers all available positive and negative evidence, including past operating results in the most recent fiscal years and an assessment of expected future results of operations on a jurisdiction by jurisdiction basis. As of October 31, 2010, the Company had a valuation allowance of approximately $33.9 million recorded against the Company's net deferred tax assets in the U.S. and foreign jurisdictions.

        The Company has experienced substantial past tax losses in its U.S. operations. Due to the lack of forecasted future taxable income and the relative size of the Company's Federal and California net operating loss carry forwards, considerable uncertainty exists that the Company will realize these deferred tax assets. Based on this objective evidence, a full valuation allowance has been recorded against the Company's deferred tax assets related to its U.S. operations.

        The Company has also experienced substantial past tax losses in its European operations. In its most recent fiscal years, the Company has generated taxable income and begun to utilize its deferred tax assets related to its German net operating loss carry forwards. Management of the Company has forecasted taxable income for its European operations for fiscal 2011. The global economic downturn has negatively impacted the Company's operating results in all regions. The Company has experienced

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 14.    INCOME TAXES (Continued)

declining revenues as economic conditions have remained difficult. Given the uncertainty of the macroeconomic environment, future revenues and operating results are difficult to forecast. Therefore, management has concluded it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal 2011.

        Significant management judgment is required to determine when, in the future, it will become more likely than not that additional net deferred tax assets will be realized. Management will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results. Management does not anticipate significant changes to its uncertain tax positions through October 31, 2011.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of October 31, 2009	$1,629
Additions for current year tax positions	—
Additions for prior years tax positions	—
Reductions for prior years tax positions	—
Settlements	—

Balance as of October 31, 2010	$1,629

        If recognized, $1.3 million of these unrecognized tax benefits would affect the effective tax rate.

        The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2005. However, with respect to prior tax years no longer subject to examination due to expiration of the statute of limitations, income may nevertheless be recomputed for the purpose of determining the amount of NOL that may be carried over to "open" years.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

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

        The WebSphere transaction, based on ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, met the criteria of a long-lived asset (disposal group) held for sale at the end of the first quarter ended January 31, 2006. As a result, Versant has reflected the results of operations of its WebSphere consulting practice for fiscal 2008 as discontinued operations. Therefore, reported revenues for this period no longer include any revenues from the WebSphere consulting practice. The results from the discontinued WebSphere operations, however, are reported as net income from discontinued operations, net of income taxes.

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

        During fiscal 2008, Versant recorded $98,000 in royalty payments from WebSphere as income from discontinued operations.

        Our results for fiscal 2010 and 2009 do not include any amounts related to the Websphere sale transaction as Versant's rights to receive revenues terminated in January 2008.

NOTE 16.    SUBSEQUENT EVENTS

        On November 29, 2010 Versant's Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, terminated or extended at any time by the Company. Any repurchases made under the stock repurchase program are expected to be funded from the Company's working capital.

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2010

NOTE 17.    SELECTED QUARTERLY INFORMATION (unaudited)

        Summarized quarterly supplemental consolidated financial information for fiscal 2010 and 2009 is as follows (in thousands, except per share amounts):

	Fiscal 2010 Quarters Ended				Fiscal 2009 Quarters Ended
	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,
Revenues	$4,372	$3,424	$3,515	$4,455	$4,139	$4,433	$3,959	$5,619
Cost of revenues	521	495	539	558	549	573	532	577
Gross profit	3,851	2,929	2,976	3,897	3,590	3,860	3,427	5,042
Operating expenses	2,927	2,733	2,826	3,196	3,015	2,884	2,609	3,366
Income from operations	924	196	150	701	575	976	818	1,676
Net income	$921	$130	$98	$505	$1,610	$891	$776	$1,562
Net income per share
Basic	$0.28	$0.04	$0.03	$0.14	$0.45	$0.25	$0.21	$0.42
Diluted	$0.28	$0.04	$0.03	$0.14	$0.45	$0.25	$0.21	$0.42

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2010, the end of the fiscal period covered by this report on Form 10-K.

        Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of October 31, 2010, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

        Management assessed the effectiveness of Versant's internal control over financial reporting as of October 31, 2010, the end of the period covered by this report. In making its evaluation of the effectiveness of Versant's internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on its assessment of internal control over financial reporting and the above criteria, Versant's management has concluded that, as of October 31, 2010, Versant's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding the effectiveness of internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The remainder of the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

        The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

PART IV

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

VERSANT CORPORATION

Dated: January 31, 2011	/s/ JERRY WONG Jerry Wong Vice President, Finance Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ JOCHEN WITTE Jochen Witte	President and Chief Executive Officer and Director	January 31, 2011
PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
/s/ JERRY WONG Jerry Wong	Vice President, Finance and Chief Financial Officer	January 31, 2011
ADDITIONAL DIRECTORS:
/s/ UDAY BELLARY Uday Bellary	Director	January 31, 2011
/s/ WILLIAM HENRY DELEVATI William Henry Delevati	Director	January 31, 2011
/s/ HERBERT MAY Herbert May	Director	January 31, 2011
/s/ BERNHARD WOEBKER Bernhard Woebker	Director	January 31, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.01	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. †	8-K	000-28540	09/29/03	99.1
2.02	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	333-110444	2/2/04	2.2
2.03	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). †	8-K	000-28540	9/17/04	2.01
2.04	Asset Purchase Agreement as of February 1, 2006 between Versant Corporation and Sima Solutions	8-K	000-28540	02/7/06	2.01
3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	333-113871	03/24/04	4.01
3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	000-28540	8/26/05	3.1
3.03	Registrant's Amended and Restated Bylaws	8-K	000-28540	3/02/07	3.01
10.01	Registrant's 2005 Equity Incentive Plan, as amended **	S-8	333-159931	06/12/09	99.01
10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant's 2005 Equity Incentive Plan**	S-8	333-130601	12/22/05	99.02
10.03	Registrant's 2005 Directors' Stock Option Plan, as amended**	S-8	333-159931	06/12/09	99.05
10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant's 2005 Directors Stock Option Plan**	S-8	333-130601	12/22/05	99.04
10.05	Registrant's 2005 Employee Stock Purchase Plan, as amended **	S-8	333-159931	06/12/09	99.03
10.06	Forms of Enrollment Form and Subscription Agreement under Registrant's 2005 Employee Stock Purchase Plan**	S-8	333-130601	12/22/05	99.06
10.07	Registrant's 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	333-107956	08/14/03	4.06
10.08	Registrant's 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	000-28540	2/15/05	10.02
10.09	Registrant's 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	333-87922	05/09/02	4.05
10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	3/24/04	4.05
10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	333-113871	3/24/04	4.06
10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	3/24/04	4.07

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	333-113871	3/24/04	99.01
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	000-28540	2/15/05	10.09
10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2		7/16/96
10.16	Joint Employment Agreement and Managing Director Service Contract with CEO**	10-Q	000-28540	09/09/09	10.03
10.17	Retention Incentive Agreement with Chief Financial Officer**	10-Q	000-28540	09/09/09	10.04
10.18	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	000-28540	03/31/99	10.35
10.19	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	000-28540	07/13/99	10.04
10.20	Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	6/13/07	10.01
10.21	Separation Agreement between Thomas Huben and Versant Gmbh dated as of December 2, 2008**	10-Q	000-28540	03/13/09	10.01
10.22	First Amendment dated September 3, 2009 to Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	09/09/09	10.01
10.23	English Summary of Office Building Lease dated July 17, 2009 between Versant Gmbh and DIC DP Hamburg Halanreie Gmbh q	10-Q	000-28540	09/09/09	10.02
21.01	Subsidiaries of the Registrant					☒
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					☒
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒
32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☒
32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☒

†
Pursuant to Item 601(b)(2) of Regulations of S-K, certain annexes, exhibits and schedules to this Exhibit have been omitted but will be furnished supplementally to the Commission upon request.

q
This exhibit is an English summary of a foreign language document pursuant to Rule 306 of Regulation S-T.

**
Management contract or compensatory plan.