Form 10-Q
period 2011-01-31
VERSANT CORP
filed 2011-03-17
CIK 865917

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes   ☒  No

As of March 15, 2011, there were outstanding 3,186,909 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended January 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

(unaudited)

	January 31,	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$25,296	$24,911
Trade accounts receivable, net	3,936	3,186
Deferred income taxes	863	884
Other current assets	400	388
Total current assets	30,495	29,369

Property and equipment, net	762	634
Goodwill	8,589	8,589
Intangible assets, net	426	499
Other assets	38	38
Total assets	$40,310	$39,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370	$164
Accrued liabilities	1,395	1,294
Deferred revenues	3,664	3,022
Total current liabilities	5,429	4,480

Deferred revenues	28	66
Deferred rent	44	49
Other long-term liabilities	88	90
Total liabilities	5,589	4,685
Commitments and contingencies

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,186,909 shares issued and outstanding at January 31, 2011, and 3,213,122 shares issued and outstanding at October 31, 2010	92,545	92,654
Accumulated other comprehensive income (loss), net	(32)	43
Accumulated deficit	(57,792)	(58,253)
Total stockholders’ equity	34,721	34,444
Total liabilities and stockholders’ equity	$40,310	$39,129

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2011	2010

Revenues:
License	$2,596	$2,459
Maintenance	1,919	1,984
Professional services	62	12
Total revenues	4,577	4,455

Cost of revenues:
License	68	81
Amortization of intangible assets	73	77
Maintenance	373	390
Professional services	21	10
Total cost of revenues	535	558

Gross profit	4,042	3,897

Operating expenses:
Sales and marketing	1,500	1,186
Research and development	932	1,044
General and administrative	1,045	923
Restructuring	—	43
Total operating expenses	3,477	3,196

Income from operations	565	701
Interest and other income, net	9	10
Income before provision for income taxes	574	711
Provision for income taxes	113	206

Net income	$461	$505

Net income per share:
Basic	$0.14	$0.14
Diluted	$0.14	$0.14

Shares used in per share calculation:
Basic	3,203	3,537
Diluted	3,320	3,575

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	January 31,	January 31,
	2011	2010
Cash flows from operating activities:
Net income	$461	$505

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	93
Amortization of intangible assets	73	77
Share based compensation	224	316
Provision for (recovery of) allowance for doubtful accounts receivable	16	(27)
Changes in assets and liabilities:
Trade accounts receivable	(800)	(1,429)
Other assets	(16)	3
Accounts payable	206	153
Accrued liabilities and other long-term liabilities	111	(114)
Deferred revenues	631	817
Net cash provided by operating activities	981	394

Cash flows from investing activities:
Acquisition of business	—	(90)
Purchases of property and equipment	(215)	(116)
Net cash used in investing activities	(215)	(206)

Cash flows from financing activities:
Proceeds from issuance of common stock	72	89
Repurchases of common stock	(404)	(746)
Net cash used in financing activities	(332)	(657)

Effect of foreign exchange rate changes on cash and cash equivalents	(49)	(244)
Net increase (decrease) in cash and cash equivalents from operating, investing and financing activities	385	(713)
Cash and cash equivalents at beginning of period	24,911	27,812
Cash and cash equivalents at end of period	$25,296	$27,099

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$—
Income taxes	$105	$174

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2010. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed on January 31, 2011 (File/Film No. 000-28540/11559912). The Company’s operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending October 31, 2011, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

Recently Adopted Accounting Pronouncements

Fair Value Measurement Disclosure

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for Versant beginning November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued by FASB related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence, or third party evidence, of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Revenue Recognition for Certain Arrangements that Include Software Elements

In October 2009, new guidance was issued by FASB related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in October 2009. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Revenue Recognition — Milestone Method

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance is effective for Versant beginning November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Receivables Disclosure

In July 2010, the FASB issued guidance which amends ASC 310, Receivables. This Accounting Standards Update (“ASU”) requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The effective date for disclosures as of the end of the reporting period was the first quarter of our fiscal year 2011. The effective date for disclosures for activity during the reporting period is the second quarter of our fiscal year 2011. The adoption of this guidance has not (and is not expected to) have a material impact on the Company’s consolidated financial statements.

Goodwill Impairment Testing

In December 2010, the FASB issued guidance which amends ASC 350, Intangibles - Goodwill and Other. This Accounting Standards Update amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2011 (November 1, 2012 for the Company). The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of January 31, 2011 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$18,021	$—	$—
Time deposits	5,361	—	—
Total	$23,382	$—	$—

The fair value of money market funds and time deposits reflect quoted market prices in an active market.

NOTE 3.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Versant evaluates and revises its allowance for doubtful accounts receivable as part of its quarter end process at the subsidiary and corporate level. The Company’s management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. Accounts are considered past due in accordance with contractual terms which usually provide for payment within 30 to 90 days. The Company also assigns a general reserve to all its overdue accounts, excluding the non-routine items.

The following table summarizes the activities in the Company’s allowance for doubtful accounts (in thousands):

	Three Months Ended
	January 31,	January 31,
	2011	2010
Allowance for doubtful accounts:
Beginning balance	$8	$36
Adjustments to provision	16	(28)
Ending balance	$24	$8

NOTE 4.  ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

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

The total purchase price for the db4o assets was $2.6 million and consisted of the following:

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

Goodwill

The following table presents the Company’s goodwill balance as of January 31, 2011 and October 31, 2010 (in thousands):

Net Carrying Amount
Goodwill:
Versant Europe	$241
Poet Holdings, Inc.	5,752
FastObjects, Inc.	677
JDO Genie (PTY), Ltd	50
db4o	1,869
Total	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2010 and determined there was no impairment.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of January 31, 2011 and October 31, 2010 are as follows (in thousands):

	As of January 31, 2011			As of October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Poet Holdings, Inc.- Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,880	$39	$1,919	$1,832	$87
db4o-Developed Technology (Amortized over 5 years)	300	130	170	300	115	185
db4o-Customer Relationships (Amortized over 9 years)	210	50	160	210	44	166
db4o-Trade Name (Amortized over 5 years)	100	43	57	100	39	61
Total	$2,529	$2,103	$426	$2,529	$2,030	$499

Aggregate amortization expense for intangible assets was $73,000 for the three months ended January 31, 2011 and $77,000 for the three months ended January 31, 2010.

The projected amortization of the Company’s existing intangible assets as of January 31, 2011 is as follows (in thousands):

Amortization
Nine months ending October 31, 2011	$117
Fiscal year ending October 31,
2012	104
2013	103
2014	30
2015	23
Thereafter	49
Total	$426

NOTE 5.  LEASE COMMITMENTS

Versant’s principal commitments as of January 31, 2011 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg, Germany and Pune, India under multi-year operating lease agreements.

On July 17, 2009, the Company entered into an Office Building Lease, pursuant to which the Company has leased approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease term is sixty months and commenced in December 2009. The total rent payable as of January 31, 2011 over the remaining lease term is approximately $641,000.

On September 3, 2009, the Company entered into the First Amendment (the “Amendment”) of an Office Building Lease executed on March 23, 2007. The Amendment extends the term of the Company’s lease of approximately 6,800 square feet in an office facility located in Redwood City, California for an additional term of three years to May 31, 2013. The total rent payable as of January 31, 2011 over the remaining extended lease term is approximately $472,000.

On January 20, 2011, the Company entered into an agreement to lease approximately 300 square feet of space in an office facility in Munich, Germany. The lease has a term of thirty-six months, which is currently expected to commence in February 2011. The total rent payable over the full term of the lease will be approximately $81,000. The resulting change to future minimum lease payments is reflected in our minimum commitments table below.

Our minimum commitments under non-cancelable operating leases are as follows (in thousands):

	Facilities	Equipment
	Leases	Leases	Total

Nine months ending October 31, 2011	$292	$4	$296
Fiscal year ending October 31,
2012	396	5	401
2013	315	2	317
2014	177	—	177
2015	14	—	14
Total	$1,194	$11	$1,205

NOTE 6.  NET INCOME PER SHARE

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	January 31,	January 31,
	2011	2010

Net income	$461	$505

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,203	3,537

Net income per share, basic	$0.14	$0.14

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,203	3,537
Dilutive effect of employee and director stock options	117	38
Weighted average - common shares outstanding and potentially dilutive common shares	3,320	3,575

Net income per share, diluted	$0.14	$0.14

For the three months ended January 31, 2011 and 2010, 401,000 and 284,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method.

NOTE 7.  STOCK REPURCHASE PROGRAM

Fiscal 2011 Stock Repurchase Program.

On November 29, 2010 Versant’s Board of Directors approved a new stock repurchase program pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

From the date of announcement of this stock repurchase program through January 31, 2011, Versant acquired under this program a total of 33,599 common shares on the open market for approximately $400,000 at an average purchase price of $11.98 per share, leaving approximately $4.6 million in authorized funds available for future repurchases of stock under this program.

Fiscal 2010 Stock Repurchase Program.

On November 30, 2009, Versant’s Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million of its outstanding common shares on the open market, in block trades or otherwise. This stock repurchase program expired by its terms on October 31, 2010. Pursuant to this program, Versant acquired 356,104 common shares on the open market and in block trades for approximately $4.3 million at an average purchase price of $12.06 per share.

NOTE 8.  SHARE BASED COMPENSATION

Under the fair value recognition guidance of ASC 718, Compensation — Stock Compensation, share based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of each option granted is estimated on the date of grant and the fair value of each share issued under Versant’s Employee Stock Purchase Plan (or “ESPP”) is estimated at the beginning of the purchase period, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options		ESPP
	Three Months Ended January 31,		Three Months Ended January 31,
	2011	2010	2011	2010
Assumptions:
Volatility	48%	56%	30% - 31%	42% - 59%
Expected life	3.8 years	3.3 years	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	1.43%	1.87%	0.20% - 0.28%	0.15% - 0.29%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of income related to the Company’s stock option plans and the ESPP was as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2011	2010
Share based compensation expense:
Stock options	$213	$298
ESPP	11	18
Total	$224	$316

Share based compensation recognized in the condensed consolidated statements of income, by income statement caption, was as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2011	2010
Share based compensation expense:
Cost of revenues	$16	$22
Sales and marketing	65	75
Research and development	49	67
General and administrative	94	152
Total	$224	$316

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31,
	2011		2010
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	515	$16.84	386	$18.45
Granted	142	11.81	134	18.61
Exercised	—	—	—	—
Forfeited and expired	(5)	77.31	(7)	21.09
Outstanding at the end of the period	652	$15.28	513	$18.46

Options exercisable at the end of the period	393	$16.05	284	$19.37

NOTE 9.  RESTRUCTURING

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it closed its research and development facility in Pune, India and is winding down the affairs of its subsidiary, Versant India Private Limited (“Versant India”). The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $178,000 as of January 31, 2011. The restructuring was substantially completed during the second fiscal quarter ended April 30, 2010.

The following table reflects the type and amount of these restructuring charges included in operating expenses for the three months ended January 31, 2011 and 2010 (in thousands):

	Three Months Ended
	January 31,	January 31,
	2011	2010
Restructuring:
Severance, retention and related charges	$—	$38
Other direct costs of closure	—	5
	$—	$43

NOTE 10.  INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty exists regarding the realizability of the deferred tax assets. The Company had net deferred tax assets of $863,000 and $884,000 as of January 31, 2011 and October 31, 2010, respectively.

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

The Company has also experienced substantial past tax losses in its European operations. In its most recent fiscal years, the Company has generated taxable income and begun to utilize its deferred tax assets related to its German net operating loss carry forwards. Management of the Company has forecasted taxable income for its European operations in fiscal 2011. The global economic downturn has negatively impacted the Company’s operating results in all regions.  The Company has experienced declining revenues as economic conditions have remained difficult. Given the uncertainty of the macroeconomic environment, future revenues and operating results are difficult to forecast. Therefore, management has concluded it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal 2011.

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

The provision for income taxes was $113,000 and $206,000 for the three months ended January 31, 2011 and 2010, respectively. The provision for income tax expense differs from the amount estimated by applying the statutory federal income tax rate to income before taxes primarily due to foreign income taxed at other than U.S. rates, foreign withholding taxes and state taxes.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2005. However, with respect to tax years no longer subject to examination due to expiration of the statute of limitations, income may nevertheless be recomputed for the purpose of determining the amount of NOL that may be carried over to “open” years.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

NOTE 11.  OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Comprehensive income for the three month periods ended January 31, 2011 and January 31, 2010 is as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2011	2010

Net income, as reported	$461	$505
Foreign currency translation adjustment	(75)	(285)
Comprehensive income	$386	$220

NOTE 12.  SEGMENT AND GEOGRAPHIC INFORMATION

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

One healthcare customer accounted for approximately 10% of our total revenues in the three months ended January 31, 2011 and the related accounts receivable balance for this customer was approximately $445,000 as of January 31, 2011. One telecommunications customer accounted for approximately 13% of our total revenues in the three months ended January 31, 2010 and the related accounts receivable balance for this customer was approximately $1.0 million as of January 31, 2010.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the revenue-bearing contract originates.

The following table reflects revenues for the three months ended January 31, 2011 and January 31, 2010 by each geographic region (in thousands):

	Three Months Ended
	January 31,	January 31,
	2011	2010
Revenues by Region:
North America	$1,713	$1,399
Europe	2,725	2,667
Asia	139	389
	$4,577	$4,455

The following table reflects long-lived assets as of January 31, 2011 and October 31, 2010 in each geographic region (in thousands):

	January 31,	October 31,
	2011	2010
Total long-lived assets by region:
North America	$193	$127
Germany	569	506
Asia	38	39
	$800	$672

NOTE 13.  SUBSEQUENT EVENT

On March 10, 2011, Versant and Jochen Witte, the Company’s then President and Chief Executive Officer and the Managing Director of its Versant GmbH subsidiary, agreed to Mr. Witte’s resignation from these positions and entered into a separation agreement (the “Separation Agreement”). The terms of the Separation Agreement provide that, upon Mr. Witte’s termination, in exchange for a general release of claims, he will receive the following separation benefits: (i) a severance payment consisting of €216,000 (equivalent to approximately $300,200 U.S. Dollars based on recent exchange rates) plus a bonus of approximately €65,768 (equivalent to approximately $91,400 U.S. Dollars based on recent exchange rates), less applicable deductions and withholding; (ii) the vesting of Mr. Witte’s Versant stock options will be accelerated by 12 months of vesting; and (iii) his outstanding Versant stock options will continue to be exercisable until March 31, 2012. Pursuant to the Separation Agreement, Versant will also repurchase approximately 62,545 shares of Versant common stock owned by Mr. Witte (including 15,120 shares owned by his spouse) at a price of $13.50 per share, reflecting recent market trading prices of Versant’s common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 and the discussion and analysis included in this item should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the SEC on January 31, 2011. Our historic operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which in turn are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include, without limitation, words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not intended to be assurances of our future performance or financial condition and are subject to, and involve, significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2010. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

Our Versant Object Database product and ancillary offerings are used primarily by larger organizations, such as telecommunications carriers, technology providers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Our FastObjects solution extends the scope of our solutions to also address the data management needs of smaller business systems. By our recent acquisition of db4o in December 2008, we further expanded the scope of our solutions to include the embedded market.

Our customers’ data management needs can involve many business functions, ranging from management of the use and sharing of a company’s internal enterprise data to the processing of externally originated information such as customer enrollment, billing and payment transaction data. Our solutions have also been used to solve complex data management issues such as fraud detection, risk analysis and yield management and can be adapted for use with many different applications. In addition to our product offerings, we provide maintenance and technical support services to assist users in using our products. We also offer a variety of consulting and training services to assist users in developing and deploying applications based on Versant Object Database, FastObjects and db4o solutions. We license our products and sell associated maintenance, training and consulting services to end-users through our direct sales force and through value-added resellers, systems integrators and distributors.

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

Negative and Uncertain Global Economic Conditions Are Continuing to Impact Our Business

Global economic conditions and financial markets have continued to be challenging to the enterprise software market, as many economies and financial markets continue to experience adverse credit conditions and slower economic activity, as well as concerns about the debt levels and financial viability of certain European countries, the instability of financial institutions and other businesses, inflation and deflation, continuing high rates of unemployment, reduced corporate capital spending and liquidity concerns. Economic growth in the U.S. and many other countries has remained very slow and the length of time these adverse economic conditions may persist is unknown. During challenging economic times and in tight credit markets, many prospective customers delay or reduce technology purchases. This has resulted, and could continue to result in, reductions in sales of our products and services, longer sales cycles, smaller sales levels, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition.

Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when or to what extent the macroeconomic environment may improve. During the first three months of fiscal 2011, our selling environment remained very challenging. We are seeing continuing pressures on our customers’ budgets, and as they are facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products or electing less expensive levels of our maintenance services. The current difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future. Although there have been some recent signs of modest improvement in general economic conditions, the current economic uncertainty could continue to harm our business, operating results and financial condition in the foreseeable future.

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

During the first quarter of fiscal 2011, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, filed with the SEC on January 31, 2011 (File/Film No. 000-28540/11559912) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statement of income to total revenues:

	Three Months Ended
	January 31,	January 31,
	2011	2010

Revenues:
License	57%	55%
Maintenance	42	45
Professional services	1	—
Total revenues	100	100

Cost of revenues:
License	2	2
Amortization of intangible assets	2	1
Maintenance	8	9
Professional services	—	—
Total cost of revenues	12	12

Gross profit	88	88

Operating expenses:
Sales and marketing	33	27
Research and development	20	23
General and administrative	23	21
Restructuring	—	1
Total operating expenses	76	72

Income from operations	12	16
Interest and other income, net	—	—
Income before provision for income taxes	12	16
Provision for income taxes	2	5

Net income	10%	11%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three months ended January 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$2,596	$2,459	$137	6%
Maintenance revenues	1,919	1,984	(65)	(3)
Professional services revenues	62	12	50	417
Total	$4,577	$4,455	$122	3%

Total Revenues. Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. In addition, delays in forecasted revenue transactions with customers or royalty reporting to us of items such as back maintenance charges, can cause revenue fluctuations, particularly on a quarterly basis.

Our total revenues increased by $122,000 (or 3%) for the three months ended January 31, 2011 compared to the corresponding period in fiscal 2010. This increase resulted primarily from an approximate $137,000 (or 6%) increase in license revenues and an approximate $50,000 increase in professional services revenues, and was partially offset by an approximate $65,000 (or 3%) decrease in maintenance revenues for the three months ended January 31, 2011 compared to the corresponding period in fiscal 2010. Total revenues also reflected approximately $208,000 of unfavorable foreign currency exchange rate fluctuations.

One healthcare customer accounted for approximately 10% of our total revenues for the three months ended January 31, 2011 and one telecommunications customer accounted for 13% of our total revenues for the three months ended January 31, 2010.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current uncertain economic environment. In terms of license revenues, we are still experiencing lengthy sales cycles and customer preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the deterioration in general economic conditions has further lengthened our sales cycle and created increased pricing pressure as many customers strive to reduce their operating costs. License revenues are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods.

License. License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $2.6 million for the three months ended January 31, 2011, an increase of $137,000 (or 6%) from $2.5 million reported for the comparable period in fiscal 2010. The increase in license revenues for the three months ended January 31, 2011 compared to the same three month period in 2010 resulted primarily from a small increase in the value of the average license transaction in both our North American and European operations, and included an approximate $132,000 decrease in revenues resulting from unfavorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.9 million for the three months ended January 31, 2011, a decrease of $65,000 from $2.0 million reported for the comparable period in fiscal 2010. The decrease in maintenance revenues for the quarter ended January 31, 2011 resulted primarily from a decrease of approximately $82,000 attributable to the non-renewal of certain maintenance contracts, a decrease of approximately $71,000 resulting from certain customers electing less expensive support and maintenance options and also included an approximate decrease of $71,000 resulting from unfavorable foreign currency exchange rate fluctuations during the quarter compared to the corresponding period in fiscal 2010. Maintenance revenues for the three months ended January 31, 2011 also included an increase of approximately $165,000 related to back maintenance revenues recognized for one North American customer. Given the uncertain economic environment, the Company may experience lower rates of renewal of its maintenance contracts in the future, which could adversely affect the levels of our maintenance revenues..

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $62,000 for the three months ended January 31, 2011, an increase of $50,000 (or 417%) from $12,000 reported for the comparable period in fiscal 2010. The increase in professional services revenues for the three months ended January 31, 2011 resulted primarily from a consulting engagement with one European customer for approximately $53,000 for which there was no corresponding transaction in the same period of fiscal 2010.

International Revenues. The following table summarizes our revenues by geographic area for the three months ended January 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended January 31,
		Percentage		Percentage	Change
	2011	of revenues	2010	of revenues	Amount	Percentage
		(unaudited)

Revenues by Region:
North America	$1,713	37%	$1,399	31%	$314	22%
Europe	2,725	60	2,667	60	58	2
Asia	139	3	389	9	(250)	(64)
	$4,577	100%	$4,455	100%	$122	3%

Total revenues increased $122,000 (or 3%) in the three months ended January 31, 2011 compared to the corresponding period of fiscal 2010. The increase in total revenues resulted from a $314,000 increase in North American revenues and to a lesser extent a $58,000 increase in European revenues. These increases were partially offset by a $250,000 decrease in revenues generated in Asia. Total revenues for the three months ended January 31, 2011 also included approximately $208,000 in unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations. Each region’s revenue as a percentage of total revenue varies from quarter to quarter as a result of the transactions specific to that quarter and does not necessarily reflect a trend.

International revenues (revenues from the European and Asian regions) represented approximately 63% of our total revenues for the three months ended January 31, 2011, as compared to 69% for the comparable period in fiscal 2010. The decrease in international revenues as a percentage of total revenues in the quarter ended January 31, 2011 is primarily due to an increase of $314,000 in revenues from North America together with a decrease of $250,000 in revenues from Asia in the first quarter of fiscal 2011 while European revenues as a percentage of total revenues remained stable.

Revenues from North America. The $314,000 (or 22%) revenue increase from North America in the three months ended January 31, 2011 compared to the corresponding period of 2010 was primarily due to an approximate $311,000 increase in license revenues. Maintenance revenues generated in North America in the three months ended January 31, 2011 were stable when compared to the corresponding quarter of fiscal 2010 after inclusion of back maintenance revenues of $165,000 recognized for one North American customer.

Revenues from Europe. The $58,000 (or 2%) increase in absolute dollars in European revenues for the three months ended January 31, 2011 over the comparable period in fiscal 2010 included an approximate $117,000 increase in license revenues and an approximate $53,000 increase in professional services revenues, which were partially offset by an approximate decrease of $114,000 in maintenance revenues. Revenues from Europe for the three months ended January 31, 2011 included an approximate $208,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Revenues from Asia. We experienced a decrease of $250,000 (or 64%) in revenues from our Asia Pacific region during the three months ended January 31, 2011 when compared to the three months ended January 31, 2010 primarily due to reduced royalty payments from two existing customers.

A variety of factors may impact Versant’s future revenues, including the potential strengthening of the U.S. dollar (which would have the effect of reducing portions of our revenue resulting from favorable currency exchange fluctuations), the generally more difficult economic environment currently being experienced in the global economy, which may negatively impact demand for our products and services, and competitive market conditions.

Cost of Revenues

The following table summarizes total cost of revenues for the three months ended January 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$68	$81	$(13)	(16)%
Amortization of intangible assets	73	77	(4)	(5)
Maintenance	373	390	(17)	(4)
Professional services	21	10	11	110
Total	$535	$558	$(23)	(4)%

Total Cost of Revenues. Total cost of revenues was $535,000 (or 12% of revenues) for the three months ended January 31, 2011, remaining at a relatively consistent level in absolute dollars and as a percentage of revenues compared to $558,000 (or 12% of revenues) for the comparable period in fiscal 2010.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $68,000 (or 3% of license revenues) for the three months ended January 31, 2011, a decrease of $13,000 (or 16%) from $81,000 (or 3% of license revenues) reported for the comparable period in fiscal 2010. This comparative decrease in the cost of license revenues in the quarter ended January 31, 2011 was primarily due to the increased costs associated with the major release of Version 8 of the Versant Object Database in February 2010, which generated additional printing and other production costs in the three months ended January 31, 2010 which were not repeated in fiscal 2011.

Amortization of Intangible Assets. Amortization of intangible assets results from our fiscal 2009 acquisition of db4o and fiscal 2004 acquisitions of Poet Holdings, Inc. and FastObjects, Inc.

Amortization of intangible assets was $73,000 for the three months ended January 31, 2011, a decrease of $4,000 (or 5%) from $77,000 reported for the comparable period in fiscal 2010. The $4,000 decrease was due to intangible assets related to FastObjects, Inc. that were fully amortized in the third quarter of fiscal 2010. We expect to incur amortization charges of approximately $65,000 for the second quarter of fiscal 2011.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $373,000 (or 19% of maintenance revenues) for the three months ended January 31, 2011, a slight decrease in both absolute dollars and as a percentage of maintenance revenues, compared to $390,000 (or 20% of maintenance revenues) reported for the comparable period in fiscal 2010. The decrease in the cost of maintenance revenues for the three months ended January 31, 2011 over the corresponding period in fiscal 2010 is primarily related to an approximate decrease of $14,000 resulting from favorable foreign currency exchange fluctuations.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues increased $11,000 to $21,000 (or 34% of professional services revenues) for the three months ended January 31, 2011 compared to $10,000 (or 83% of professional services revenues) reported for the comparable period in fiscal 2010.

Operating Expenses

The following table summarizes our operating expenses for the three months ended January 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,500	$1,186	$314	26%
Research and development	932	1,044	(112)	(11)
General and administrative	1,045	923	122	13
Restructuring	—	43	(43)	(100)
Total	$3,477	$3,196	$281	9%

Total Operating Expenses. Total operating expenses were $3.5 million (or 76% of revenues) for the three months ended January 31, 2011 and $3.2 million (or 72% of revenues) for the comparable period in fiscal 2010. The $281,000 (or 9%) absolute dollar increase in total operating expenses for the three months ended January 31, 2011 resulted primarily from the planned increase in sales and marketing programs aimed at expansion of our customer base and included an approximate decrease of $119,000 due to favorable foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.5 million (or 33% of revenues) for the three months ended January 31, 2011 and $1.2 million (or 27% of revenues) for the comparable period in fiscal 2010. The $314,000 increase (or 26%) in sales and marketing expenses in the three months ended January 31, 2011 when compared to the corresponding period in 2010, primarily relates to the planned $113,000 increase in marketing programs including lead qualification and website design costs and an approximate $49,000 increase related to our VP Marketing and Strategic Product Development and a new marketing manager, who were hired in the second and third quarters of fiscal 2010, respectively. The quarter over quarter increase in sales and marketing expense also includes an approximate $80,000 increase in sales commissions, an approximate $43,000 increase related to an additional sales manager in our European operations and an approximate $38,000 increase resulting from costs of localizing our products for the Asian markets. These increases were partially offset by a decrease of approximately $37,000 resulting from favorable foreign currency exchange fluctuations.

For the remainder of fiscal 2011, we expect our quarterly sales and marketing expenses to remain consistent with the current quarter and to continue to represent a considerable percentage of our total operating expenditures in the future as we invest in efforts to expand our customer base.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $932,000 (or 20% of revenues) for the three months ended January 31, 2011 and slightly above $1.0 million (or 23% of revenues) for the comparable period in fiscal 2010. The $112,000 (or 11%) decrease in absolute dollars for the three months ended January 31, 2011 was primarily due to an approximate $110,000 decrease in the quarter ended January 31, 2011 related to the wind-down of our former operations in India and an approximate $63,000 decrease due to favorable foreign currency exchange fluctuations. These decreases were partially offset by an increase of $58,000 in salary and related costs for two personnel additions in our European operations.

We anticipate that we will continue to invest significant resources in research and development activities to develop new products, advance the technology of our existing products and develop new business opportunities. We expect research and development expenditures to generally remain at current levels for the remainder of fiscal 2011.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $1.0 million (or 23% of revenues) for the three months ended January 31, 2011 and $923,000 (or 21% of revenues) for the comparable period in fiscal 2010. The $122,000 (or 13%) increase in general and administrative expense for the three months ended January 31, 2011 when compared to the three months ended January 31, 2010 was primarily due to an approximate $61,000 increase in professional and outside services costs, an increase of $41,000 in bad debt expense, and an approximate $25,000 increase in executive bonuses. These increases were partially offset by an approximate $19,000 decrease due to favorable foreign currency exchange fluctuations.

We expect our general and administrative expenses in fiscal 2011 to remain relatively stable from fiscal 2010.

Restructuring. On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it closed its research and development facility in Pune, India. The restructuring plan, which was substantially completed in the second quarter of fiscal 2010, was undertaken to consolidate our research and development efforts into one location in Germany to streamline operations, create management efficiencies and increase productivity. Restructuring charges were $43,000 for the three months ended January 31, 2010 and were primarily related to severance and retention costs. There were no restructuring charges during the first quarter of fiscal 2011.

Interest and Other Income, Net

The following table summarizes our interest and other income, net for the three months ended January 31, 2011 and, 2010 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Interest and other income, net:
Interest income	$17	$14	$3	21%
Foreign exchange loss	(8)	(5)	(3)	(60)
Other income	—	1	(1)	(100)
Total	$9	$10	$(1)	(10)%

Interest and other income, net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net, was $9,000 (or less than 1% of total revenues) and $10,000 (or less than 1% of total revenues) for the three months ended January 31, 2011 and 2010, respectively.

Provision for Income Taxes

The following table reflects the Company’s provision for income taxes for the three months ended January 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$3	$34	$(31)	(91)%
Provision for income taxes - Europe	110	172	(62)	(36)
Total	$113	$206	$(93)	(45)%

The Company’s tax provisions were based upon our projected fiscal 2011 and 2010 effective tax rates. Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. We accrued income taxes for our European operations of approximately $110,000 and $172,000, for the three months ended January 31, 2011 and 2010, respectively. The $62,000 decrease in the provision for income taxes for the three months ended January 31, 2011 over the comparable period in fiscal 2010 was primarily attributable to decreased taxable income in Germany related to unrealized foreign currency gains. The taxable unrealized foreign currency gains arose as a result of the US dollar strengthening considerably against the Euro, creating gains in the US denominated currencies held by our German operations during the three months ended January 31, 2010.

We incurred foreign withholding taxes of approximately $3,000 and $34,000, respectively, for the three months ended January 31, 2011 and 2010, which we have included in our income tax provision. The decrease of approximately $31,000 in foreign withholding taxes for the three months ended January 31, 2011 over the comparable period in fiscal 2010 was primarily attributable to withholding taxes related to a transaction with one Asia Pacific customer during the first quarter of fiscal 2010 which was not repeated in fiscal 2011.

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

Liquidity and Capital Resources

The following table sets forth certain consolidated balance sheets data as of January 31, 2011 and October 31, 2010 and certain consolidated statements of cash flows data for the three months ended January 31, 2011 and 2010 (in thousands, except percentages):

	January 31,	October 31,	Percentage
	2011	2010	Change
	(unaudited)

Working Capital	$25,066	$24,889	1%
Cash and cash equivalents	$25,296	$24,911	2%

	Three Months Ended
	January 31,	January 31,	Percentage
	2011	2010	Change
	(unaudited)

Net cash provided by operating activities	$981	$394	149%
Net cash used in investing activities	(215)	(206)	4
Net cash used in financing activities	$(332)	$(657)	(49)%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended January 31, 2011. As of January 31, 2011, we had cash and cash equivalents of approximately $25.3 million, an increase of $385,000 from the $24.9 million of cash and cash equivalents we held at October 31, 2010.

As of January 31, 2011, $7.1 million of our $25.3 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $2.7 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	January 31, 2011			October 31, 2010
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€1,670	$2,272		€1,375	$1,917
British Pound		£80	127		£32	52
Indian Rupee	Rs	13,469	288	Rs	13,692	302
Total			$2,687			$2,271

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, was comprised of approximately $208,000 of unfavorable foreign currency fluctuations on our revenues, $18,000 of favorable foreign currency fluctuations on our cost of revenues, and $119,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $71,000 on our income from operations for the three months ended January 31, 2011. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal 2011.

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

Additionally, we held approximately 89% of our total cash balances at January 31, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

On November 29, 2010, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or upon such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, or extended at any time by the Company. As of January 31, 2011, Versant had acquired 33,599 common shares on the open market for approximately $400,000 at an average purchase price of $11.98 per share under this stock repurchase program.

Taking into consideration the contingent cash outflows related to potential common stock repurchases, our current cost structure and our current estimates of revenues and collections in fiscal 2011, we expect to operate with a moderate negative cash flow in fiscal 2011.

Cash Flow provided by Operating Activities

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facility costs.

We generated $981,000 of cash flows from operations in the three months ended January 31, 2011. This amount resulted from $461,000 in net income adjusted for non-cash charges of $388,000, and a $132,000 decrease in operating assets net of liabilities during the first quarter of fiscal 2011. The decrease in operating assets net of liabilities was primarily related to an approximate $948,000 increase in deferred revenues and other short-term liabilities offset by an approximate $800,000 increase in trade accounts receivable.

We generated $394,000 of cash flows from operations in the three months ended January 31, 2010. This amount resulted from $505,000 in net income adjusted for non-cash charges of $459,000, and a $570,000 increase in operating assets net of liabilities during the first quarter of fiscal 2010. The increase in operating assets net of liabilities was primarily related to an approximate $1.4 million increase in trade accounts receivable, partially offset by an approximate $856,000 increase in deferred revenues and other short-term liabilities.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact cash flows in our operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 60 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 69 days and 63 days for the three months ended January 31, 2011 and 2010, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

For the three months ended January 31, 2011, $215,000 of cash was used by investing activities for the purchases of property and equipment, including new hardware for testing environments.

For the three months ended January 31, 2010, $206,000 of cash was used by investing activities consisting of $116,000 for the purchases of property and equipment and $90,000 for the acquisition of db4o, respectively. (See Note 4 - Acquisitions, Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report for information related to the acquisition of db4o.)

Cash Flow used in Financing Activities

On November 30, 2009 and November 29, 2010, our Board of Directors approved stock repurchase programs. Under each program, the Company was authorized to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. The stock repurchase program approved on November 30, 2009 expired pursuant to its own terms on October 31, 2010.

The primary source of cash flows from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Directors’ Plan and Employee Stock Purchase Plan.

For the three months ended January 31, 2011, $332,000 of cash was used by financing activities, consisting of $404,000 of cash used to repurchase our common stock, which was partially offset by cash inflows of $72,000 from the issuance of common stock under our Employee Stock Purchase Plan.

For the three months ended January 31, 2010, $657,000 of cash was used by financing activities, consisting of $746,000 of cash used to repurchase our common stock, which was partially offset by cash inflows of $89,000 from the issuance of common stock under our Employee Stock Purchase Plan.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of January 31, 2011, we had approximately 41,000 shares available to issue under our Employee Stock Purchase Plan, approximately 32,000 shares available to issue under our current Equity Incentive Plan and our Director Stock Option Plan and approximately 652,000 shares in outstanding option grants under our equity plans. At our 2011 annual shareholder meeting we currently intend to seek shareholder approval of an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under our Equity Incentive Plan and Director Stock Option Plan, respectively. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of January 31, 2011 consist of obligations under operating leases for facilities and equipment. As reported in Note 5, Lease Commitments of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report, the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters in September 2009, and also entered into a new lease agreement for its European headquarters which commenced in December 2009.  On January 20, 2011, the Company entered into an agreement to lease approximately 300 square feet of space in an office facility in Munich, Germany.

On November 29, 2010, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or upon such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be earlier suspended, discontinued, or extended at any time by the Company.

On March 10, 2011, Versant and Jochen Witte, the Company’s then President and Chief Executive Officer and the Managing Director of its Versant GmbH subsidiary, agreed to Mr. Witte’s resignation from these positions and entered into a separation agreement. The terms of the Separation Agreement provide that, upon Mr. Witte’s termination, in exchange for a general release of claims, he will receive the following separation benefits: (i) a severance payment consisting of €216,000 (equivalent to approximately $300,200 U.S. Dollars based on recent exchange rates) plus a bonus of approximately €65,768 (equivalent to approximately $91,400 U.S. Dollars based on recent exchange rates), less applicable deductions and withholding; (ii) the vesting of Mr. Witte’s Versant stock options will be accelerated by 12 months of vesting; and (iii) his outstanding Versant stock options will continue to be exercisable until March 31, 2012. Pursuant to the Separation Agreement, Versant will also repurchase approximately 62,545 shares of Versant common stock owned by Mr. Witte (including 15,120 shares owned by his spouse) at a price of $13.50 per share, reflecting recent market trading prices of Versant’s common stock.

After taking into account potential common stock repurchases under our current stock repurchase program, and the commitments related to the Separation Agreement, we believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during the next twelve months. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, difficulties or delays in collection of revenues or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment that is significant, it will be necessary for us to seek additional debt or equity financing.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 1, Basis of Presentation and Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, and Item 1 of this Report.

Risk Factors

Our business faces many risks and uncertainties. When evaluating our business and prospects you should, in addition to other information contained in this report and our other filings with the SEC, particularly consider the risk factors set forth in Part I, Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on January 31, 2011 (File/Film No. 000-28540/11559912).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency hedging instruments

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, was comprised of approximately $208,000 of unfavorable foreign currency fluctuations on our revenues, $18,000 of favorable foreign currency fluctuations on our cost of revenues, and $119,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $71,000 on our operating income for the three months ended January 31, 2011. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal 2011.

Our exposure to the risks of changes in foreign currency exchange rates is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well.

Additionally, we held approximately 89% of our total cash balance at January 31, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

We do not own any derivative financial instruments as of January 31, 2011.

Interest rate risk

Our cash equivalents primarily consist of money market accounts and short term time deposits; therefore, we do not believe that our interest rate risk is significant at this time.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our interim chief executive officer, former chief executive officer and chief financial officer, as of the end of the period covered by this report, our interim chief executive officer, former chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 29, 2010 our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or upon such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be earlier suspended, discontinued, or extended at any time by the Company.

The stock repurchase activity under this stock repurchase program during the three months ended January 31, 2011 is summarized as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period:
November 29 - November 30, 2010	—	$—	—	$5,000,000
December 1 - December 31, 2010	28,580	$11.98	28,580	$4,657,527
January 1 - January 31, 2011	5,019	$11.93	5,019	$4,597,640

Three months ended January 31, 2011	33,599	$11.98	33,599

(1)  Average price paid per share is calculated on a settlement basis and excludes commission.

(2)  All repurchases reflected in the above table were made pursuant to the Company’s fiscal 2011 stock repurchase  program, which authorizes the repurchase of up to $5,000,000 of common stock. This repurchase program was   announced on December 1, 2010 and is currently scheduled to expire on October 31, 2011, but can be suspended,  discontinued or extended at any time by the Company.

Item 6.  Exhibits

(a)  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed with this
Number	Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

10.01**	Joint Transition and Separation Agreement between Versant Corporation and Versant GmbH and Jochen Witte					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

VERSANT CORPORATION

Dated: March 17, 2011	/s/ Jerry Wong
Jerry Wong
Vice President, Finance, Chief Financial Officer
(Duly Authorized Officer, Principal
Financial and Chief Accounting Officer)

/s/Bernhard Woebker
Bernhard Woebker
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)