Form 10-Q
period 2011-04-30
VERSANT CORP
filed 2011-06-14
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes No ☒

As of June 13, 2011, there were outstanding 3,002,420 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

	April 30, 2011	October 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$25,071	$24,911
Trade accounts receivable, net	2,329	3,186
Deferred income taxes	941	884
Other current assets	617	388
Total current assets	28,958	29,369

Property and equipment, net	1,030	634
Goodwill	8,589	8,589
Intangible assets, net	360	499
Other assets	38	38
Total assets	$38,975	$39,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317	$164
Accrued liabilities	1,733	1,294
Deferred revenues	3,363	3,022
Total current liabilities	5,413	4,480

Deferred revenues	21	66
Other long-term liabilities	137	139
Total liabilities	5,571	4,685
Commitments and contingencies

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 3,092,940 shares issued and outstanding at April 30, 2011, and 3,213,122 shares issued and outstanding at October 31, 2010	91,532	92,654
Accumulated other comprehensive income	201	43
Accumulated deficit	(58,329)	(58,253)
Total stockholders’ equity	33,404	34,444
Total liabilities and stockholders’ equity	$38,975	$39,129

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010

Revenues:
License	$1,818	$1,694	$4,413	$4,154
Maintenance	1,656	1,793	3,575	3,777
Professional services	38	28	100	40
Total revenues	3,512	3,515	8,088	7,971

Cost of revenues:
License	64	75	132	156
Amortization of intangible assets	65	77	138	154
Maintenance	354	366	727	756
Professional services	22	21	42	31
Total cost of revenues	505	539	1,039	1,097

Gross profit	3,007	2,976	7,049	6,874

Operating expenses:
Sales and marketing	1,320	1,135	2,820	2,321
Research and development	980	944	1,912	1,988
General and administrative	1,262	751	2,307	1,675
Restructuring	—	(4)	—	39
Total operating expenses	3,562	2,826	7,039	6,023

Income (loss) from operations	(555)	150	10	851
Interest and other income (expense), net	(57)	82	(47)	92
Income (loss) before income taxes	(612)	232	(37)	943
Income tax benefit (expense)	75	(134)	(39)	(340)

Net income (loss)	$(537)	$98	$(76)	$603

Net income (loss) per share:
Basic	$(0.17)	$0.03	$(0.02)	$0.17
Diluted	$(0.17)	$0.03	$(0.02)	$0.17

Shares used in per share calculation:
Basic	3,144	3,493	3,174	3,515
Diluted	3,144	3,535	3,174	3,555

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	April 30,	April 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(76)	$603
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	169	174
Amortization of intangible assets	138	154
Share based compensation	524	574
Provision for (recovery of) allowance for doubtful accounts receivable	4	(30)
Reduction of restructuring charges	—	(19)
Changes in assets and liabilities:
Trade accounts receivable	948	137
Other assets	(200)	107
Accounts payable	146	80
Accrued liabilities and other long-term liabilities	360	(207)
Deferred revenues	168	365
Net cash provided by operating activities	2,181	1,938
Cash flows from investing activities:
Acquisition of business	—	(90)
Purchases of property and equipment	(521)	(276)
Proceeds from the sale of property and equipment	—	15
Net cash used in investing activities	(521)	(351)
Cash flows from financing activities:
Proceeds from issuance of common stock	94	112
Repurchases of common stock	(1,739)	(1,131)
Net cash used in financing activities	(1,645)	(1,019)
Effect of foreign exchange rate changes on cash and cash equivalents	145	(478)
Net increase in cash and cash equivalents from operating, investing and financing activities	160	90
Cash and cash equivalents at beginning of period	24,911	27,812
Cash and cash equivalents at end of period	$25,071	$27,902

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$1
Income taxes	$215	$317

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2010. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed on January 31, 2011 (File/Film No. 000-28540/11559912). The Company’s operating results for the three and six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending October 31, 2011, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

Recently Adopted Accounting Pronouncements

Fair Value Measurement Disclosure

In January 2010, the Financial Accounting Standards Board ("FASB") amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for Versant beginning November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

Revenue Recognition for Certain Arrangements that Include Software Elements

In October 2009, new guidance was issued by FASB related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in October 2009. The new guidance was effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Revenue Recognition — Milestone Method

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance was effective for Versant beginning November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

Interactive Data Reporting

In January 2009, the SEC issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its quarterly report on Form 10-Q for the quarter ending July 31, 2011. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of April 30, 2011 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$15,528	$—	$—
Time deposits	7,679	—	—
Total	$23,207	$—	$—

The fair value of money market funds and time deposits reflect quoted market prices in an active market.

Note 3.	Valuation and Qualifying Accounts and Reserves

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

The following table summarizes the activities in the Company’s allowance for doubtful accounts:

	Six Months Ended	Fiscal Year Ended
	April 30, 2011	October 31, 2010
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$8	$36
Adjustments to provision	5	(28)
Ending balance	$13	$8

Note 4.	Acquisitions, Goodwill and Intangible Assets

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

The Company’s allocation of the purchase price for the db4o assets and liabilities is summarized below (in thousands):

Tangible net assets acquired	$84
Customer relationships	210
Developed technology	300
Trade name	100
Goodwill	1,869
Total	$2,563

Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer relationships, developed technology and trade name are nine, five and five years, respectively. The weighted average amortization period of the db4o intangible assets is 6.4 years.

Goodwill

The following table presents the Company’s goodwill balance as of April 30, 2011 and October 31, 2010 (in thousands):

Net Carrying Amount
Goodwill:
Versant Europe	$241
Poet Holdings, Inc.	5,752
FastObjects, Inc.	677
JDO Genie (PTY), Ltd	50
db4o	1,869
Total	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2010 and determined there was no impairment.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of April 30, 2011 and October 31, 2010 are as follows (in thousands):

	As of April 30, 2011			As of October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Poet Holdings, Inc.- Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,919	$—	$1,919	$1,832	$87
db4o-Developed Technology (Amortized over 5 years)	300	145	155	300	115	185
db4o-Customer Relationships (Amortized over 9 years)	210	57	153	210	44	166
db4o-Trade Name (Amortized over 5 years)	100	48	52	100	39	61
Total	$2,529	$2,169	$360	$2,529	$2,030	$499

Aggregate amortization expense for intangible assets was $65,000 and $138,000, respectively, for the three and six months ended April 30, 2011, and $77,000 and $154,000, respectively, for the three and six months ended April 30, 2010.

The projected amortization of the Company’s existing intangible assets as of April 30, 2011 is as follows (in thousands):

Amortization
Six months ending October 31, 2011	$51
Fiscal year ending October 31,
2012	104
2013	103
2014	30
2015	23
Thereafter	49
Total	$360

Note 5.  Lease Commitments

Versant’s principal commitments as of April 30, 2011 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements.

On July 17, 2009, the Company entered into an Office Building Lease, pursuant to which the Company has leased approximately 10,200 square feet in an office facility located in Hamburg, Germany. The lease term is sixty months and commenced in December 2009. The total rent payable as of April 30, 2011 over the remaining lease term is approximately $631,000.

On September 3, 2009, the Company entered into the First Amendment (the “Amendment”) of an Office Building Lease executed on March 23, 2007. The Amendment extended the term of the Company’s lease of approximately 6,800 square feet in an office facility located in Redwood City, California for an additional term of three years to May 31, 2013. The total rent payable as of April 30, 2011 over the remaining extended lease term is approximately $423,000.

On January 20, 2011, the Company entered into an agreement to lease approximately 300 square feet of space in an office facility in Munich, Germany. The lease has a term of thirty-six months, which commenced in February 2011. The total rent payable as of April 30, 2011 over the remaining term of the lease is approximately $78,000.

Our minimum commitments under non-cancelable operating leases as of April 30, 2011 are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Six months ending October 31, 2011	$200	$2	$202
Fiscal year ending October 31,
2012	406	5	411
2013	325	2	327
2014	186		186
2015	15		15
Total	$1,132	$9	$1,141

Note 6.	Per Share Data

Basic and diluted net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010

Net income (loss)	$(537)	$98	$(76)	$603

Calculation of basic net income (loss) per share:
Weighted average - common shares outstanding	3,144	3,493	3,174	3,515
Net income (loss) per share, basic	$(0.17)	$0.03	$(0.02)	$0.17

Calculation of diluted net income (loss) per share:
Weighted average - common shares outstanding	3,144	3,493	3,174	3,515
Dilutive effect of employee and director stock options	—	42	—	40
Weighted average - common shares outstanding and potentially dilutive common shares	3,144	3,535	3,174	3,555
Net income (loss) per share, diluted	$(0.17)	$0.03	$(0.02)	$0.17

For the three months ended April 30, 2011 and 2010, 638,000 and 339,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method. For the six months ended April 30, 2011 and 2010, 518,000 and 311,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method.

Note 7.	Common Stock Repurchases

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

From the date of announcement of this stock repurchase program through April 30, 2011, Versant acquired under this program a total of 71,151 common shares on the open market for approximately $892,000 at an average purchase price of $12.54 per share, leaving approximately $4.1 million in authorized funds available for future repurchases of stock under this program. Thereafter, during the period beginning May 1, 2011 and ending June 13, 2011, Versant has acquired an additional 100,884 common shares on the open market and in block trades for approximately $1.2 million at an average purchase price of $12.14 per share, leaving approximately $2.9 million in authorized funds available for future repurchases of stock under this program at June 13, 2011.

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

Other Stock Repurchase

On March 10, 2011, Versant and the Company’s then Chief Executive Officer ("Former CEO") entered into a separation agreement (the “Separation Agreement”). On March 28, 2011, pursuant to the Separation Agreement, Versant repurchased 62,545 shares of Versant common stock owned by the Former CEO at a price of $13.50 per share, which reflected recent market trading prices of Versant’s common stock as of the date of the Separation Agreement.

Note 8.	Employee and Director Benefit Plans

The Company grants common stock options under its 2005 Equity Incentive Plan and its 2005 Directors' Stock Option Plan and issues stock under its 2005 Employee Stock Purchase Plan, which plans have been approved by Versant's shareholders.

Shares Reserved for Future Issuance

At the Company's 2011 annual shareholder meeting, held on April 18, 2011, the shareholders approved an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under the Company's Equity Incentive Plan and Directors' Stock Option Plan, respectively.

The Company has reserved shares of common stock for the following purposes (in thousands):

Reserved for issuance:
Employee stock purchase plan	41
Stock options available for grant	359
Unexercised stock options	638
Balance as of April 30, 2011	1,038

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the six months ended April 30, 2011 and 2010:

	Six Months Ended April 30,
	2011		2010
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	515	$16.84	386	$18.45
Granted	142	11.82	143	18.38
Exercised	(6)	3.69	(2)	11.33
Forfeited and expired	(13)	41.24	(18)	49.78
Outstanding at the end of the period	638	$15.35	509	$17.37

Options exercisable at the end of the period	399	$16.19	296	$17.42

Note 9.	Share Based Compensation

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

	Stock Options		ESPP
	Six Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Assumptions:
Volatility	47% - 57%	54% - 56%	30% - 31%	42% - 59%
Expected life	3.6 - 5.5 years	3.3 - 3.4 years	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	1.43% - 2.38%	1.52% - 1.87%	0.20% - 0.28%	0.15% - 0.29%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of operations related to the Company’s stock option plans and the ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010
Share based compensation expense:
Stock options	$283	$240	$496	$538
ESPP	17	18	28	36
Total	$300	$258	$524	$574

Share based compensation recognized in the condensed consolidated statements of operations, by operating statement caption, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010
Share based compensation expense:
Cost of revenues	$17	$23	$33	$45
Sales and marketing	62	46	126	121
Research and development	55	56	104	124
General and administrative	166	133	261	284
Total	$300	$258	$524	$574

Note 10.	Restructuring

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it closed its research and development facility in Pune, India and is winding down the affairs of its subsidiary, Versant India Private Limited (“Versant India”). The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $178,000 as of April 30, 2011. The restructuring was substantially completed during the second quarter ended April 30, 2010.

The following table reflects the type and amount of these restructuring charges (accrual reversal) included in operating expenses for the three and six months ended April 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010
Restructuring:
Severance, retention and related charges	$—	$—	$—	$38
Impairment of fixed assets	—	2	—	2
Impairment to other assets	—	(29)	—	(29)
Contract termination costs	—	8	—	8
Other direct costs of closure	—	15	—	20
	$—	$(4)	$—	$39

Note 11.	Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty exists regarding the realizability of the deferred tax assets. The Company had net deferred tax assets of $941,000 and $884,000 as of April 30, 2011 and October 31, 2010, respectively.

The Company has significant deferred tax assets arising primarily from net operating loss ("NOL") carry forwards in the U.S., California and in Germany. Ultimately, the realization of the deferred tax assets is dependent upon the Company’s generation of sufficient future taxable income to enable it to use net operating loss and tax credit carry forwards during those periods in which such carry forwards can be utilized by the Company. In evaluating Versant’s ability to utilize its deferred tax assets, management of the Company considers all available positive and negative evidence, including past operating results in the most recent fiscal years and an assessment of expected future results of operations on a jurisdiction by jurisdiction basis.

The Company has experienced substantial past tax losses in its U.S. operations. Due to the lack of forecast future taxable income and the relative size of the Company’s Federal and California net operating loss carry forwards, considerable uncertainty exists that the Company will realize these deferred tax assets. Based on this objective evidence, a full valuation allowance has been recorded against the Company’s deferred tax assets related to its U.S. operations.

The Company has also experienced substantial past tax losses in its European operations. In its most recent fiscal years, the Company has generated taxable income and begun to utilize its deferred tax assets related to its German net operating loss carry forwards. Management of the Company has forecast taxable income for its European operations in fiscal 2011. The global economic downturn has negatively impacted the Company’s operating results in all regions.  The Company has experienced declining revenues as economic conditions have remained difficult. Given the uncertainty of the macroeconomic environment, future revenues and operating results are difficult to forecast. Therefore, management has concluded it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal 2011.

Significant management judgment is required to determine when, in the future, it will become more likely than not that additional net deferred tax assets will be realized. Management will continue to assess the realizability of the tax benefit available based on actual and forecast operating results. Management does not anticipate significant changes to its uncertain tax positions through October 31, 2011.

The provision for income tax benefit (expense) was $75,000 and $(134,000) for the three months ended April 30, 2011 and 2010, respectively, and $(39,000) and $(340,000) for the six months ending April 30, 2011 and 2010, respectively. The provision for income tax expense differs from the amount estimated by applying the statutory federal income tax rate to income before taxes, primarily due to foreign income taxed at other than U.S. rates, foreign withholding taxes and state taxes.

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

Note 12.	Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Comprehensive income (loss) for the three and six month periods ended April 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010

Net income (loss), as reported	$(537)	$98	$(76)	$603
Foreign currency translation adjustment	233	(213)	158	(498)
Comprehensive income (loss)	$(304)	$(115)	$82	$105

Note 13.	Segment and Geographic Information

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

One telecommunications customer accounted for approximately 15% of our total revenues in the three months ended April 30, 2011 and the related accounts receivable balance for this customer was approximately $554,000 as of April 30, 2011. In addition, the aggregate revenues generated by all projects in all locations of another telecommunications customer accounted for approximately 14% of our total revenues in the three months ended April 30, 2011 and 10% of our total revenues in the six months ended April 30, 2011. The related accounts receivable balance for this customer was approximately $313,000 as of April 30, 2011.
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

The following table reflects revenues for the three and six months ended April 30, 2011 and 2010 by each geographic region (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010
Revenues by region:
North America	$1,275	$1,606	$2,988	$3,005
Europe	2,081	1,780	4,806	4,448
Asia	156	129	294	518
	$3,512	$3,515	$8,088	$7,971

 The following table reflects long-lived assets as of April 30, 2011 and October 31, 2010 in each geographic region (in thousands):

	As of
	April 30 2011	October 31, 2010
Total long-lived assets by region:
North America	$343	$127
Germany	687	506
Asia	38	39
	$1,068	$672

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

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which in turn are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include, without limitation, words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not intended to be assurances of our future performance or financial condition and are subject to, and involve, significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecast, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2010. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

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

 Our Versant Object Database product and ancillary offerings are used primarily by larger organizations, such as telecommunications carriers, technology providers, government defense agencies and defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. Our FastObjects solution extends the scope of our solutions to also address the data management needs of smaller business systems. By our acquisition of db4o, we further expanded the scope of our solutions to include the embedded market.

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

 Negative and Uncertain Global Economic Conditions Are Continuing to Impact Our Business

Global economic conditions and financial markets have continued to be challenging to the enterprise software market. Economic growth in the U.S. and many other countries has remained very slow and the length of time these adverse economic conditions may persist is unknown. Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when or to what extent the macroeconomic environment may improve. During the first six months of fiscal 2011, our selling environment remained very challenging. We are seeing continuing pressures on our customers’ budgets, and as they are facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products or electing less expensive levels of our maintenance services. The current difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future. Although there have been some recent signs of modest improvement in general economic conditions, the current economic uncertainty could continue to harm our business, operating results and financial condition in the foreseeable future.

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

During the first six months of fiscal 2011, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, filed with the SEC on January 31, 2011 (File/Film No. 000-28540/11559912) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of operations to total revenues:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010
Revenues:
License	52%	48%	55%	52%
Maintenance	47	51	44	47
Professional services	1	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	2	2	1	2
Amortization of intangible assets	2	2	2	1
Maintenance	10	10	9	9
Professional services	—	1	—	—
Total cost of revenues	14	15	12	12

Gross profit	86	85	88	88

Operating expenses:
Sales and marketing	37	32	35	29
Research and development	28	27	24	25
General and administrative	36	21	29	21
Restructuring	—	—	—	—
Total operating expenses	101	80	88	75

Income (loss) from operations	(15)	5	—	13
Interest and other income (expense), net	(2)	2	(1)	1
Income (loss) before provision for income taxes	(17)	7	(1)	14
Income tax benefit (expense)	2	(4)	—	(4)

Net income (loss)	(15)%	3%	(1)%	10%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and six months ended April 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$1,818	$1,694	$124	7%
Maintenance revenues	1,656	1,793	(137)	(8)
Professional services revenues	38	28	10	36
Total	$3,512	$3,515	$(3)	—%

	Six Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Revenues:
License revenues	$4,413	$4,154	$259	6%
Maintenance revenues	3,575	3,777	(202)	(5)
Professional services revenues	100	40	60	150
Total	$8,088	$7,971	$117	1%

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

Our total revenues remained stable for the three months ended April 30, 2011, decreasing approximately $3,000 (or 0%) when compared to the corresponding period in fiscal 2010. This resulted from an approximate $124,000 (or 7%) increase in license revenues and an approximate $10,000 (or 36%) increase in professional services revenues, which were offset by an approximate $137,000 (or 8%) decrease in maintenance revenues for the three months ended April 30, 2011 compared to the corresponding period in fiscal 2010. Total revenues also reflected approximately $133,000 of favorable foreign currency exchange rate fluctuations.

Our total revenues increased by $117,000 (or 1%) for the six months ended April 30, 2011 compared to the corresponding period in fiscal 2010. This increase resulted primarily from an approximate $259,000 (or 6%) increase in license revenues and an approximate $60,000 (or 150%) increase in professional services revenues, partially offset by an approximate $202,000 (or 5%) decrease in maintenance revenues for the six months ended April 30, 2011 compared to the corresponding period in fiscal 2010. Total revenues for the six months ended April 30, 2011 also included approximately $70,000 of unfavorable foreign currency exchange rate fluctuations.

One telecommunications customer accounted for approximately 15% of our total revenues in the three months ended April 30, 2011 and approximately 9% of our total revenues in the six months ended April 30, 2011. In addition, the aggregate revenues generated by another significant telecommunications customer accounted for approximately 14% of our total revenues in the three months ended April 30, 2011 and approximately 10% of our total revenues in the six months ended April 30, 2011.

In aggregate, the revenues generated by one significant telecommunications customer accounted for approximately 17% of total revenues in the three months ended April 30, 2010 and approximately 8% of total revenues in the six months ended

April 30, 2010. Another telecommunications customer accounted for approximately 12% of total revenues in the three and six months ended April 30, 2010.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current uncertain economic environment. In terms of license revenues, we are still experiencing lengthy sales cycles and customer preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the stagnation in general economic conditions has further lengthened our sales cycle and created increased pricing pressure as many customers strive to reduce their operating costs. License revenues are also a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods.

License. License revenues represent perpetual license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $1.8 million for the three months ended April 30, 2011, an increase of $124,000 (or 7%) from $1.7 million reported for the comparable period in fiscal 2010. The increase in license revenues for the three months ended April 30, 2011 compared to the same three month period in 2010 resulted primarily from a small increase in the value of the average license transaction in both our North American and European operations, and included an approximate $81,000 increase in revenues resulting from favorable foreign currency exchange rate fluctuations.

License revenues were $4.4 million for the six months ended April 30, 2011, an increase of $259,000 (or 6%) from $4.2 million reported for the comparable period in fiscal 2010. The increase in license revenues for the six months ended April 30, 2011 compared to the same six month period in 2010 resulted primarily from a small increase in average license volume per customer, offset by an approximate $48,000 decrease in license revenues resulting from unfavorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.7 million for the three months ended April 30, 2011, a decrease of $137,000 (or 8%) from $1.8 million reported for the comparable period in fiscal 2010. The decrease in maintenance revenues for the quarter ended April 30, 2011 when compared to the corresponding period in fiscal 2010 resulted primarily from a decrease of approximately $113,000 attributable to the non-renewal or delayed renewal of certain maintenance contracts and a decrease of approximately $66,000 resulting from certain customers electing less expensive support and maintenance options. Maintenance revenues for the quarter ended April 30, 2011 also included an approximate $52,000 increase resulting from favorable foreign currency exchange rate fluctuations during the quarter compared to the corresponding period in fiscal 2010. Given the uncertain economic environment, the Company may experience lower rates of renewal of its maintenance contracts in the future, which could adversely affect the levels of our maintenance revenues.

Maintenance revenues were $3.6 million for the six months ended April 30, 2011, a decrease of $202,000 (or 5%) from $3.8 million reported for the comparable period in fiscal 2010. The decrease in maintenance revenues for the six months ended April 30, 2011 resulted primarily from an approximate $142,000 decrease resulting from certain customers electing less expensive support and maintenance options, an approximate $198,000 decrease attributable to non-renewal or delayed renewal of maintenance contracts by certain customers and an approximate $18,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations during the six months ended April 30, 2011 when compared to the corresponding period in fiscal 2010. These decreases were partially offset by an increase of approximately $165,000 related to back maintenance revenues recognized for one North American customer during the six months ended April 30, 2011, for which there was no comparable transaction during the six months ended April 30, 2010.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $38,000 for the three months ended April 30, 2011, an increase of $10,000 (or 36%) from $28,000 reported for the comparable period in fiscal 2010. Professional services revenues were $100,000 for the six months ended April 30, 2011, an increase of $60,000 (or 150%) from $40,000 reported for the comparable period in fiscal 2010. The increase in professional services revenues for the six months ended April 30, 2011 resulted primarily from a consulting engagement with one European customer for approximately $53,000 for which there was no corresponding transaction in the same period of fiscal 2010.

International Revenues. The following table summarizes our revenues by geographic area for the three and six months ended April 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended April 30,
		Percentage		Percentage	Change
	2011	of revenues	2010	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$1,275	36%	$1,606	46%	$(331)	(21)%
Europe	2,081	59	1,780	50	301	17%
Asia	156	5	129	4	27	21%
	$3,512	100%	$3,515	100%	$(3)	—%

	Six Months Ended April 30,
		Percentage		Percentage	Change
	2011	of revenues	2010	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$2,988	37%	$3,005	38%	$(17)	(1)%
Europe	4,806	59	4,448	56	358	8
Asia	294	4	518	6	(224)	(43)
	$8,088	100%	$7,971	100%	$117	1%

Total revenues remained stable in the three months ended April 30, 2011 compared to the corresponding period of fiscal 2010. An approximate $301,000 (or 17%) increase in revenues generated in Europe and an approximate $27,000 (or 21%) increase in revenues from Asia were offset by an approximate $331,000 (or 21%) decrease in revenues from North America. The decrease in North American revenues in this period resulted primarily from the fact that, in the three months ended April 30, 2010, we recognized revenue from previously unreported prior period royalties from one telecommunications customer, whereas there was no such corresponding revenue transaction in the three months ended April 30, 2011. Total revenues for the three months ended April 30, 2011 also included approximately $133,000 in favorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations. Each region’s revenue as a percentage of total revenue varies from quarter to quarter as a result of the transactions specific to that quarter and does not necessarily reflect a trend.

Our total revenues increased by $117,000 (or 1%) for the six months ended April 30, 2011 compared to the corresponding period in fiscal 2010. An approximate $358,000 (or 8%) increase in revenues from Europe, which primarily resulted from a modest increase in average license volume per customer that was partially offset by an approximate $224,000 (or 43%) decrease in revenues generated in Asia, which was primarily due to a reduction in royalties from one telecommunications customer. North American revenues remained relatively stable during the six months ended April 30, 2011, decreasing $17,000 (or 1%) from the corresponding period of fiscal 2010. Total revenues for the six months ended April 30, 2011 also included approximately $70,000 in unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations.

International revenues (revenues from the European and Asian regions) represented approximately 64% of our total revenues for the three months ended April 30, 2011, as compared to 54% for the comparable period in fiscal 2010.

International revenues (revenues from the European and Asian regions) represented approximately 63% of our total revenues for the six months ended April 30, 2011, as compared to 62% for the comparable period in fiscal 2010.

Revenues from North America. The $331,000 (or 21%) revenue decrease from North America in the three months ended April 30, 2011 compared to the corresponding period of 2010 was primarily due to an approximate $222,000 decrease in license revenues and an approximate $109,000 decrease in services revenues. An approximate $220,000 decrease in license revenues generated in North America reflects the fact that we recognized revenue from previously unreported prior period royalties from one telecommunications customer in the three months ended April 30, 2010, whereas there was no such corresponding revenue transaction in the three months ended April 30, 2011. Maintenance revenues generated in North America in the three months ended April 30, 2011 included an approximate $64,000 decrease due to non-renewal of maintenance contracts and an approximate $44,000 decrease due to certain customers electing less expensive support and maintenance options.

Revenues from North America during the six months ended April 30, 2011 remained relatively stable, decreasing approximately $17,000 (or 1% ) when compared to the six months ended April 30, 2010. Total revenues originating in North America during the six months ended April 30, 2011 included an approximate $90,000 increase in license revenues offset by an approximate $107,000 decrease in services revenues. A modest increase in average license volume per customer in North America contributed to this increase in license revenues for the six months ended April 30, 2011 that was partially offset by an approximate $220,000 decrease in North American license revenues reflecting the fact that in the six months ended April 30, 2010 we recognized revenue from previously unreported prior period royalties from one telecommunications customer, whereas there was no such corresponding revenue transaction in the six months ended April 30, 2011. Services revenues from North America during the six months ended April 30, 2011 decreased due to an approximate $101,000 decrease related to certain customers electing less expensive support and maintenance options and an approximate $119,000 decrease due to non-renewal of maintenance contracts, with these decreases partially offset by an approximate $165,000 increase resulting from back maintenance from one North American customer recognized in the first six months of fiscal 2011.

Revenues from Europe. The $301,000 (or 17%) increase in absolute dollars in European revenues for the three months ended April 30, 2011, over the comparable period in fiscal 2010 was primarily due to an approximate $341,000 increase in license revenues resulting from larger average licensing transactions and was partially offset by an approximate $40,000 decrease in maintenance revenues. Maintenance revenues generated in Europe in the three months ended April 30, 2011 included an approximate $22,000 decrease due to certain customers electing less expensive support and maintenance options compared to the three months ended April 30, 2010. Total revenues from Europe for the three months ended April 30, 2011 included an approximate $133,000 increase resulting from favorable foreign currency exchange rate fluctuations.

The $358,000 (or 8%) increase in absolute dollars in European revenues for the six months ended April 30, 2011, over the comparable period in fiscal 2010 was primarily due to an approximate $459,000 increase in license revenues resulting from larger average licensing transactions and was partially offset by an approximate $101,000 decrease in service revenues. Maintenance revenues generated in Europe in the six months ended April 30, 2011 included an approximate $40,000 decrease due to certain customers electing less expensive support and maintenance options and an approximate $56,000 decrease due to the non-renewal of maintenance contracts compared to the six months ended April 30, 2010. Total revenues from Europe for the six months ended April 30, 2011 included an approximate $70,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Revenues from Asia. Revenues from the Asia Pacific region were relatively stable in absolute dollars during the three months ended April 30, 2011 when compared to the three months ended April 30, 2010 with an increase of $27,000 (or 21%).

Total revenues from the Asia Pacific region during the six months ended April 30, 2011 decreased approximately $224,000 (or 43%) when compared to the corresponding period of fiscal 2010. This decrease was a result of an approximate $294,000 decrease in license revenues primarily attributable to two telecommunications customers in Asia and was partially offset by an approximate $70,000 increase in services revenues.

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

Cost of Revenues

The following table summarizes total cost of revenues for the three and six months ended April 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$64	$75	$(11)	(15)%
Amortization of intangible assets	65	77	(12)	(16)
Maintenance	354	366	(12)	(3)
Professional services	22	21	1	5
Total	$505	$539	$(34)	(6)%

	Six Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$132	$156	$(24)	(15)%
Amortization of intangible assets	138	154	(16)	(10)%
Maintenance	727	756	(29)	(4)%
Professional services	42	31	11	35%
Total	$1,039	$1,097	$(58)	(5)%

Total Cost of Revenues. Total cost of revenues was $505,000 (or 14% of revenues) and $1.0 million (or 12% of revenues) for the three and six months ended April 30, 2011, respectively, declining slightly in absolute dollars and remaining at a consistent level as a percentage of revenues compared to $539,000 (or 15% of revenues) and $1.1 million (or 12% of revenues) for the comparable periods in fiscal 2010.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $64,000 (or 4% of license revenues) for the three months ended April 30, 2011, a decrease of $11,000 (or 15%) from $75,000 (or 4% of license revenues) reported for the comparable period in fiscal 2010. Cost of license revenues was $132,000 (or 3% of license revenues) for the six months ended April 30, 2011, a decrease of $24,000 (or 15%) from $156,000 (or 4% of license revenues) reported for the comparable period in fiscal 2010. This comparative decrease in the cost of license revenues in the three and six months ended April 30, 2011 was primarily due to the increased costs associated with the major release of Version 8 of the Versant Object Database in February 2010, which generated additional printing and other production costs in the six months ended April 30, 2010 which were not repeated in fiscal 2011.

Amortization of Intangible Assets. Amortization of intangible assets results from our fiscal 2009 acquisition of db4o and fiscal 2004 acquisitions of Poet Holdings, Inc. and FastObjects, Inc.

Amortization of intangible assets was $65,000 for the three months ended April 30, 2011, a decrease of $12,000 (or 16%) from $77,000 reported for the comparable period in fiscal 2010. Amortization of intangible assets was $138,000 for the six months ended April 30, 2011, a decrease of $16,000 (or 10%) from $154,000 reported for the comparable period in fiscal 2010. The $12,000 and $16,000 decreases in amortization of intangible assets when comparing the three and six months ended April 30, 2011 to the corresponding periods of fiscal 2010 were due to intangible assets related to Poet Holdings, Inc. and FastObjects, Inc. being fully amortized in the second quarter of fiscal 2011 and the third quarter of fiscal 2010, respectively.

We expect to incur amortization charges of approximately $26,000 for the third quarter of fiscal 2011.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $354,000 (or 21% of maintenance revenues) for the three months ended April 30, 2011, a slight decrease in absolute dollars and a slight increase as a percentage of maintenance revenues, compared to $366,000 (or 20% of maintenance revenues) reported for the comparable period in fiscal 2010. The decrease in the cost of maintenance revenues for the three months ended April 30, 2011 over the corresponding period in fiscal 2010 is primarily related to an approximate decrease of $13,000 due to reduced allocated facilities costs resulting from increased overall headcount.

Cost of maintenance revenues was $727,000 (or 20% of maintenance revenues) for the six months ended April 30, 2011, a slight decrease in absolute dollars, compared to $756,000 (or 20% of maintenance revenues) reported for the comparable period in fiscal 2010. The decrease in the cost of maintenance revenues for the six months ended April 30, 2011 over the corresponding period in fiscal 2010 is primarily related to an approximate decrease of $26,000 due to reduced allocated facilities costs resulting from increased overall headcount and an approximate decrease of $11,000 due to favorable foreign currency exchange rate fluctuations.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues increased $1,000 to $22,000 (or 58% of professional services revenues) for the three months ended April 30, 2011 compared to $21,000 (or 75% of professional services revenues) reported for the comparable period in fiscal 2010. Cost of professional services revenues increased $11,000 to $42,000 (or 42% of professional services revenues) for the six months ended April 30, 2011 compared to $31,000 (or 78% of professional services revenues) reported for the comparable period in fiscal 2010. Cost of professional services to provide training and consulting vary according to product mix, number of participants and travel arrangements.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended April 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	1,320	$1,135	$185	16%
Research and development	980	944	36	4
General and administrative	1,262	751	511	68
Restructuring	—	(4)	4	(100)
Total	$3,562	$2,826	$736	26%

	Six Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$2,820	$2,321	$499	21%
Research and development	1,912	1,988	(76)	(4)
General and administrative	2,307	1,675	632	38
Restructuring	—	39	(39)	(100)
Total	$7,039	$6,023	$1,016	17%

Total Operating Expenses. Total operating expenses were $3.6 million (or 101% of revenues) for the three months ended April 30, 2011 and $2.8 million (or 80% of revenues) for the comparable period in fiscal 2010. The $736,000 (or 26%) absolute dollar increase in total operating expenses for the three months ended April 30, 2011 resulted primarily from an approximate $470,000 increase due to one-time separation costs as a result of the departure of the Company's former CEO, the planned $185,000 increase in sales and marketing programs aimed at expansion of our customer base and an approximate increase of $64,000 due to unfavorable foreign currency exchange rate fluctuations.

Total operating expenses were $7.0 million (or 88% of revenues) for the six months ended April 30, 2011 and $6.0 million (or 75% of revenues) for the comparable period in fiscal 2010. The $1.0 million (or 17%) increase in total operating expenses for the six months ended April 30, 2011 resulted primarily from an approximate $470,000 increase due to one-time separation costs as a result of the departure of the Company's Former CEO and the planned $499,000 increase in sales and marketing programs aimed at expansion of our customer base, and was partially offset by an approximate decrease of $83,000 due to favorable foreign currency exchange rate fluctuations.

 Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.3 million (or 37% of revenues) for the three months ended April 30, 2011 and $1.1 million (or 32% of revenues) for the comparable period in fiscal 2010. The $185,000 increase (or 16%) in sales and marketing expenses in the three months ended April 30, 2011 compared to the corresponding period in 2010, relates, in part, to a $34,000 increase due to a planned marketing escalation including the addition of our VP Marketing and Strategic Product Development and marketing manager, who were hired in the second and third quarters of fiscal 2010, respectively, as well as the hiring of an additional marketing professional late in the second quarter of 2011. The quarter over quarter increase in sales and marketing expense also includes an approximate $34,000 increase related to sales expansion in our European operations, an approximate $58,000 increase resulting from costs of localizing our products for the Asian markets, and an increase of approximately $18,000 resulting from unfavorable foreign currency exchange fluctuations. Sales and marketing expenses in the three months ended April 30, 2011 increased compared to the three months ended April 30, 2010 partially due to the fact that in the three months ended April 30, 2010 an approximate $47,000 expense related to executive bonuses reported in the first quarter of fiscal 2010 was reversed as a result of revised expectations, whereas no such corresponding bonus reduction occurred in the three months ended April 30, 2011.

Sales and marketing expenses were $2.8 million (or 35% of revenues) for the six months ended April 30, 2011 and $2.3 million (or 29% of revenues) for the comparable period in fiscal 2010. The $499,000 (or 21%) increase in sales and marketing expenses in the six months ended April 30, 2011 compared to the corresponding period in 2010, primarily relates to the planned $63,000 increase in marketing activities including lead qualification and website design costs, and an approximate $164,000 increase related to the addition of our VP Marketing and Strategic Product Development and marketing manager, who were hired in the second and third quarters of fiscal 2010, respectively, as well as the hiring of an additional marketing professional late in the second quarter of 2011. The increase in sales and marketing expense during the six months ended April 30, 2011 compared to the corresponding period in fiscal 2010, includes an approximate $105,000 increase resulting from costs of localizing our products for Asian markets, an approximate $101,000 increase related to sales expansion in our European operations, an approximate $39,000 increase in sales commissions and an approximate $47,000 increase in executive bonuses, with these increases being partially offset by a decrease of approximately $28,000 resulting from favorable foreign currency exchange fluctuations.

For the remainder of fiscal 2011, we expect our quarterly sales and marketing expenses to remain relatively stable and to continue to represent a considerable percentage of our total operating expenditures in the future as we invest in efforts to expand our customer base.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $980,000 (or 28% of revenues) for the three months ended April 30, 2011 and $944,000 (or 27% of revenues) for the comparable period in fiscal 2010. The $36,000 (or 4%) increase in absolute dollars for the three months ended April 30, 2011 was primarily due to an approximate $49,000 increase related to personnel additions in our European operations and an approximate $28,000 increase due to unfavorable foreign currency exchange fluctuations partially offset by an approximate $41,000 decrease related to the wind-down of our former operations in India.

Research and development expenses were $1.9 million (or 24% of revenues) for the six months ended April 30, 2011 and $2.0 million (or 25% of revenues) for the comparable period in fiscal 2010. The $76,000 (or 4%) decrease in absolute dollars for the six months ended April 30, 2011 was primarily due to an approximate $160,000 decrease related to the wind-down of our former operations in India and an approximate $50,000 decrease due to favorable foreign currency exchange fluctuations, partially offset by an approximate $139,000 increase related to personnel additions in our European operations.

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

General and administrative expenses were $1.3 million (or 36% of revenues) for the three months ended April 30, 2011 and $751,000 (or 21% of revenues) for the comparable period in fiscal 2010. The $511,000 (or 68%) increase in general and administrative expense for the three months ended April 30, 2011 when compared to the three months ended April 30, 2010 was primarily due to an approximate $470,000 increase due to one-time separation costs related to the departure of the Company's former CEO, including additional share based compensation resulting from modifications to existing stock option grants. The increase in general and administrative expense in the second quarter of fiscal 2011 included an approximate $31,000 increase in travel expenses and an approximate $18,000 increase due to unfavorable foreign currency exchange fluctuations when compared to the second quarter of fiscal 2010.

General and administrative expenses were $2.3 million (or 29% of revenues) for the six months ended April 30, 2011 and $1.7 million (or 21% or revenues) for the comparable period in fiscal 2010. The $632,000 (or 38%) increase in general and administrative expenses for the six months ended April 30, 2011 was primarily due to an approximate $470,000 increase attributable to one-time separation costs related to the departure of the Company's former CEO, including additional share based compensation resulting from modifications to existing stock option grants. The increase in general and administrative expenses in the first six months of fiscal 2011 included an approximate $95,000 increase in professional and outside services costs, an approximate $45,000 increase in bad debt expense, an approximate $31,000 increase in travel expenses and an approximate $5,000 decrease due to favorable foreign currency exchange fluctuations, when compared to the first six months of fiscal 2010.

We expect our general and administrative expenses in fiscal 2011 to increase moderately from fiscal 2010 due to the separation costs associated with the departure of our former CEO.

Restructuring. On September 22, 2009, the Company committed to the implementation of a restructuring pursuant to which it closed its research and development facility in Pune, India. The restructuring plan, which was substantially completed in the second quarter of fiscal 2010, was undertaken to consolidate our research and development efforts into one location in Germany to streamline operations, create management efficiencies and increase productivity. Restructuring charges were $39,000 for the six months ended April 30, 2010 and were primarily related to severance and retention costs. There were no restructuring charges during the first six months of fiscal 2011.

Interest and Other Income (Expense), Net

The following table summarizes our interest and other income, net for the three and six months ended April 30, 2011 and, 2010 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest income	$14	$13	$1	8%
Foreign exchange loss	(71)	69	(140)	(203)%
Other income	—	—	—	—%
Total	$(57)	$82	$(139)	(170)%

	Six Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest income	32	27	$5	19%
Foreign exchange loss	(79)	64	(143)	(223)%
Other income	—	1	(1)	(100)%
Total	$(47)	$92	$(139)	(151)%

Interest and other income (expense), net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income (expense), net, was expense of $(57,000) (or 2% of total revenues) and income of $82,000 (or 2% of total revenues) for the three months ended April 30, 2011 and 2010, respectively. Interest and other income (expense), net, was expense of $(47,000) (or 1% of total revenues) and income of $92,000 (or 1% of total revenues) for the six months ended April 30, 2011 and 2010, respectively. The approximate $139,000 (or 170%) decrease and $139,000 (or 151%) decrease in interest and other income (expense), net for the three and six months ended April 30, 2011, respectively, are primarily due to the unfavorable change in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

The following table reflects the Company’s income tax (benefit) expense for the three and six months ended April 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Income tax (benefit) expense:
Foreign withholding taxes	$5	$20	$(15)	(75)%
Provision for income taxes - Europe	(80)	114	(194)	(170)%
Total	$(75)	$134	$(209)	(156)%

	Six Months Ended
	April 30,	April 30,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Income tax (benefit) expense:
Foreign withholding taxes	$9	$54	$(45)	(83)%
Provision for income taxes - Europe	30	286	(256)	(90)%
Total	$39	$340	$(301)	(89)%

The Company’s tax provisions were based upon our projected fiscal 2011 and 2010 effective tax rates. Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. We recorded an income tax benefit for our European operations of approximately $80,000 and an income tax expense of approximately $114,000, for the three months ended April 30, 2011 and 2010, respectively. We recorded income tax expense for our European operations of approximately $30,000 and $286,000, for the six months ended April 30, 2011 and 2010, respectively. The $194,000 and $256,000 decreases in the provision for income taxes for the three and six months ended April 30, 2011 over the comparable periods in fiscal 2010 were primarily attributable to decreased taxable income in Germany related to unrealized foreign currency losses and reduced taxable income. Taxable unrealized foreign currency gains and losses arise as a result of the US dollar strengthening or weakening against the euro, creating gains or losses in the US denominated currencies held by our German operations. As a result of these currency fluctuations, substantial taxable unrealized losses were incurred in the six months ended April 30, 2011 in the US denominated currencies held by our German operations, while substantial unrealized taxable gains were incurred in our US denominated currencies held in Germany in the six months ended April 30, 2010.

We incurred foreign withholding taxes of approximately $5,000 and $20,000, respectively, for the three months ended April 30, 2011 and 2010, which we have included in our income tax provision. The decrease of approximately $15,000 in foreign withholding taxes for the three months ended April 30, 2011 over the comparable period in fiscal 2010 was primarily attributable to withholding taxes related to a dividend made by Versant India Private Limited to Versant Corporation during the second quarter of fiscal 2010 which was not repeated in fiscal 2011.

We incurred foreign withholding taxes of approximately $9,000 and $54,000, respectively, for the six months ended April 30, 2011 and 2010, which we have included in our income tax provision. The decrease of approximately $45,000 in foreign withholding taxes for the six months ended April 30, 2011 over the comparable period in fiscal 2010 was primarily attributable to withholding taxes related to a transaction with one Asia Pacific customer during the first quarter of fiscal 2010 and withholding taxes related to a dividend made by Versant India Private Limited to Versant Corporation during the second quarter of fiscal 2010 which were not repeated in fiscal 2011.

In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results in the most recent fiscal years and our assessment of expected future results of operations on a jurisdiction by jurisdiction basis. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. The Company will continue to assess the realizability of the tax benefit available based on actual and forecast operating results.

Liquidity and Capital Resources

The following table sets forth certain consolidated balance sheets data as of April 30, 2011 and October 31, 2010 and certain consolidated statements of cash flows data for the six months ended April 30, 2011 and 2010 (in thousands, except percentages):

	As of
	April 30, 2011	October 31, 2010	Percentage Change
	(unaudited)
Working Capital	$23,545	$24,889	(5%)
Cash and cash equivalents	$25,071	$24,911	1%

	Six Months Ended
	April 30,	April 30,	Percentage
	2011	2010	Change
	(unaudited)
Net cash provided by operating activities	$2,181	$1,938	13%
Net cash used in investing activities	(521)	(351)	(48)%
Net cash used in financing activities	$(1,645)	$(1,019)	(61)%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended April 30, 2011. As of April 30, 2011, we had cash and cash equivalents of approximately $25.1 million, an increase of $160,000 from the $24.9 million of cash and cash equivalents we held at October 31, 2010.

As of April 30, 2011, $8.9 million of our $25.1 million in cash and cash equivalents at that date was held in foreign financial institutions, of which $2.9 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	As of
	April 30, 2011			October 31, 2010
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€1,731	$2,569		€1,375	$1,917
British Pound		£—	—		£32	52
Indian Rupee	Rs	12,949	290	Rs	13,692	302
Total			$2,859			$2,271

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, was comprised of approximately $133,000 of favorable foreign currency fluctuations on our revenues, $6,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $64,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $63,000 on our income from operations for the three months ended April 30, 2011.

The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, was comprised of approximately $70,000 of unfavorable foreign currency fluctuations on our revenues, $15,000 of favorable foreign currency fluctuations on our cost of revenues, and $83,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $28,000 on our income from operations for the six months ended April 30, 2011.

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

Additionally, we held approximately 89% of our total cash balances at April 30, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

On November 29, 2010, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or upon such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, or extended at any time by the Company. Under this stock repurchase program, as of April 30, 2011, Versant had acquired 71,151 common shares on the open market for approximately $892,000 at an average purchase price of $12.54 per share; and as of June 13, 2011, Versant had acquired a total of 172,035 common shares on the open market or in block trades for approximately $2.1 million at an average purchase price of $12.31 per share.

On March 28, 2011, pursuant to a separation agreement with our former CEO, Versant repurchased 62,545 shares of Versant common stock owned by the former CEO at a price of $13.50 per share, reflecting the recent market trading prices of Versant’s common stock as of the date of the separation agreement.

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

We generated $2.2 million of cash flows from operations in the six months ended April 30, 2011. This amount resulted from $(76,000) in net loss adjusted for non-cash charges of $835,000, and a $1.4 million decrease in operating assets net of liabilities during the first six months of fiscal 2011. The decrease in operating assets net of liabilities was primarily related to an approximate $948,000 decrease in trade accounts receivable and an approximate $360,000 increase in accrued liabilities.

We generated $1.9 million of cash flows from operations in the six months ended April 30, 2010. This amount resulted from $603,000 in net income adjusted for non-cash charges of $853,000, and a $482,000 decrease in operating assets net of liabilities during the first six months of fiscal 2010. The decrease in operating assets net of liabilities was primarily related to an approximate $365,000 increase in deferred revenues.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact cash flows in our operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 66 days and 61 days for the three months ended April 30, 2011 and 2010, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

For the six months ended April 30, 2011, $521,000 of cash was used by investing activities for the purchases of property and equipment, including new hardware for testing environments and website design costs.

For the six months ended April 30, 2010, $351,000 of cash was used by investing activities consisting of $276,000 for the purchases of property and equipment and $90,000 for the acquisition of db4o. (See Note 4 - Acquisitions, Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report for information related to the acquisition of db4o.)

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

For the six months ended April 30, 2011, $1.6 million of cash was used by financing activities, consisting of $1.7 million of cash used to repurchase our common stock partially offset by cash inflows of $94,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the six months ended April 30, 2010, $1.0 million of cash was used by financing activities, consisting of $1.1 million of cash used to repurchase our common stock, which was partially offset by cash inflows of $112,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of April 30, 2011, we had approximately 41,000 shares available to issue under our Employee Stock Purchase Plan, approximately 359,000 shares available to issue under our current Equity Incentive Plan and our Directors' Stock Option Plan and approximately 638,000 shares in outstanding option grants under our equity plans. At our 2011 annual shareholder meeting, held on April 18, 2011, our shareholders approved an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under our Equity Incentive Plan and Directors' Stock Option Plan, respectively. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of April 30, 2011 consist of obligations under operating leases for facilities and equipment. As reported in Note 5, Lease Commitments of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report, the Company entered into an amended lease agreement to extend the office facilities lease for its U.S. headquarters in September 2009, and also entered into a new lease agreement for its European headquarters which commenced in December 2009.  On January 20, 2011, the Company entered into an agreement to lease approximately 300 square feet of space in an office facility in Munich, Germany.

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

On March 10, 2011, Versant and Jochen Witte, the Company’s then President and Chief Executive Officer and the then Managing Director of its Versant GmbH subsidiary, agreed to Mr. Witte’s resignation from these positions and entered into a separation agreement. The terms of the separation agreement provide that, upon Mr. Witte’s termination, in exchange for a general release of claims, he will receive the following separation benefits: (i) a severance payment consisting of €216,000 (equivalent to approximately $320,499 U.S. dollars based on April 30, 2011 exchange rates) plus a bonus of approximately €65,768 (equivalent to approximately $97,586 U.S. dollars based on April 30, 2011 exchange rates), less applicable deductions and withholding; (ii) the vesting of Mr. Witte’s Versant stock options will be accelerated by 12 months of vesting; and (iii) his outstanding Versant stock options will continue to be exercisable until March 31, 2012. Pursuant to the Separation Agreement, Versant also repurchased approximately 62,545 shares of Versant common stock owned by Mr. Witte (including 15,120 shares owned by his spouse) at a price of $13.50 per share, reflecting recent market trading prices of Versant’s common stock as of the date of the separation agreement.

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

Foreign currency hedging instruments

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, was comprised of approximately $133,000 of favorable foreign currency fluctuations on our revenues, $6,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $64,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $63,000 on our income from operations for the three months ended April 30, 2011.

The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, was comprised of approximately $70,000 of unfavorable foreign currency fluctuations on our revenues, $15,000 of favorable foreign currency fluctuations on our cost of revenues, and $83,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $28,000 on our income from operations for the six months ended April 30, 2011.

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

Additionally, we held approximately 89% of our total cash balance at April 30, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

We do not own any derivative financial instruments as of April 30, 2011.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

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

The stock repurchase activity during the three and six months ended April 30, 2011 is summarized as follows:

	Total Number of Shares Purchased (2)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period:
February 1 - February 28, 2011	—	—	—	$4,597,640
March 1 - March 31, 2011	80,512	$13.39	17,967	$4,363,542
April 1 - April 30, 2011	19,585	$13.05	19,585	$4,107,885

Three months ended April 30, 2011	100,097	$13.33	37,552

November 30, 2010 - January 31, 2011	33,599	$11.98	33,599

Six months ended April 30, 2010	133,696	$12.99	71,151

1.	Average price paid per share is calculated on a settlement basis and excludes commission.

2.	On March 28, 2011, the Company repurchased 62,545 shares of its common stock at $13.50 pursuant to the Separation Agreement with its Former CEO.

3.
Except as noted in footnote 2, all repurchases reflected in the above table were made pursuant to the Company's fiscal 2011 stock repurchase program, which authorizes the repurchase of up to $5,000,000 of common stock. This repurchase program was announced on November 29, 2010 and is currently scheduled to expire on October 31, 2011, but can be suspended, discontinued or extended at any time by the Company.

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
 ___________________________________________________
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

VERSANT CORPORATION

Dated:	June 14, 2011	/s/ Jerry Wong
Jerry Wong
Vice President, Finance, Chief Financial Officer (Duly Authorized Officer, Principal Financial and Chief Accounting Officer)

/s/ Bernhard Woebker
Bernhard Woebker
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer) and Director