Form 10-Q
period 2011-07-31
VERSANT CORP
filed 2011-09-14
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
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

As of September 12, 2011, there were outstanding 2,950,195 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended July 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

	July 31, 2011	October 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$23,142	$24,911
Trade accounts receivable, net	2,173	3,186
Deferred income taxes	913	884
Other current assets	718	388
Total current assets	26,946	29,369

Property and equipment, net	1,012	634
Goodwill	8,589	8,589
Intangible assets, net	334	499
Other assets	38	38
Total assets	$36,919	$39,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239	$164
Accrued liabilities	1,032	1,294
Deferred revenues	3,215	3,022
Total current liabilities	4,486	4,480

Deferred revenues	13	66
Other long-term liabilities	127	139
Total liabilities	4,626	4,685
Commitments and contingencies

Stockholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 2,953,427 shares issued and outstanding at July 31, 2011, and 3,213,122 shares issued and outstanding at October 31, 2010	90,040	92,654
Accumulated other comprehensive income	108	43
Accumulated deficit	(57,855)	(58,253)
Total stockholders’ equity	32,293	34,444
Total liabilities and stockholders’ equity	$36,919	$39,129

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010

Revenues:
License	$2,344	$1,634	$6,758	$5,787
Maintenance	1,821	1,757	5,396	5,534
Professional services	39	33	139	73
Total revenues	4,204	3,424	12,293	11,394

Cost of revenues:
License	66	60	199	216
Amortization of intangible assets	26	76	164	230
Maintenance	384	342	1,111	1,098
Professional services	26	17	68	48
Total cost of revenues	502	495	1,542	1,592

Gross profit	3,702	2,929	10,751	9,802

Operating expenses:
Sales and marketing	1,341	1,150	4,161	3,471
Research and development	1,055	824	2,967	2,812
General and administrative	786	759	3,093	2,434
Restructuring	25	—	25	39
Total operating expenses	3,207	2,733	10,246	8,756

Income from operations	495	196	505	1,046
Interest and other income (expense), net	34	48	(14)	141
Income before provision for income taxes	529	244	491	1,187
Provision for income taxes	(55)	(114)	(93)	(454)

Net income	$474	$130	$398	$733

Net income per share:
Basic	$0.16	$0.04	$0.13	$0.21
Diluted	$0.16	$0.04	$0.13	$0.21

Shares used in per share calculation:
Basic	3,021	3,375	3,122	3,468
Diluted	3,021	3,403	3,123	3,504

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	July 31,	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$398	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	242
Amortization of intangible assets	164	230
Share based compensation	768	828
Provision for (recovery of) allowance for doubtful accounts receivable	8	(19)
Restructuring (reduction of) charges	25	(19)
Changes in assets and liabilities:
Trade accounts receivable	1,054	477
Other assets	(318)	251
Accounts payable	71	(45)
Accrued liabilities and other long-term liabilities	(289)	(258)
Deferred revenues	93	(176)
Net cash provided by operating activities	2,256	2,244
Cash flows from investing activities:
Acquisition of business	—	(180)
Purchases of property and equipment	(670)	(459)
Proceeds from the sale of property and equipment	—	15
Net cash used in investing activities	(670)	(624)
Cash flows from financing activities:
Proceeds from issuance of common stock	202	167
Repurchases of common stock	(3,584)	(3,630)
Net cash used in financing activities	(3,382)	(3,463)
Effect of foreign exchange rate changes on cash and cash equivalents	27	(505)
Net decrease in cash and cash equivalents from operating, investing and financing activities	(1,769)	(2,348)
Cash and cash equivalents at beginning of period	24,911	27,812
Cash and cash equivalents at end of period	$23,142	$25,464

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$1
Income taxes	$336	$477

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2010. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed on January 31, 2011 (File/Film No. 000-28540/11559912). The Company’s operating results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending October 31, 2011, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

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

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued by the FASB related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence, or third party evidence, of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for Versant for revenue arrangements entered into or materially modified beginning on November 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

Interactive Data Reporting

In January 2009, the SEC issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company is required to submit filings with financial statement information using XBRL commencing with this quarterly report on Form 10-Q for the quarter ended July 31, 2011.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (November 1, 2012 for the Company). The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of July 31, 2011 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$14,315	$—	$—
Time deposits	7,621	—	—
Total	$21,936	$—	$—

The fair value of money market funds and time deposits reflect quoted market prices in an active market.

Note 3.	Valuation and Qualifying Accounts and Reserves

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

The following table summarizes the activities in the Company’s allowance for doubtful accounts:

	Nine Months Ended	Fiscal Year Ended
	July 31, 2011	October 31, 2010
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$8	$36
Adjustments to provision	9	(28)
Ending balance	$17	$8

Note 4.	Acquisitions, Goodwill and Intangible Assets

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

Goodwill

The following table presents the Company’s goodwill balance as of July 31, 2011 and October 31, 2010 (in thousands):

Net Carrying Amount
Goodwill:
Versant Europe	$241
Poet Holdings, Inc.	5,752
FastObjects, Inc.	677
JDO Genie (PTY), Ltd	50
db4o	1,869
Total	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2010 and determined there was no impairment.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets

The Company’s intangible asset balances as of July 31, 2011 and October 31, 2010 are as follows (in thousands):

	July 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Poet Holdings, Inc.- Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,919	$—	$1,919	$1,832	$87
db4o-Developed Technology (Amortized over 5 years)	300	160	140	300	115	185
db4o-Customer Relationships (Amortized over 9 years)	210	62	148	210	44	166
db4o-Trade Name (Amortized over 5 years)	100	54	46	100	39	61
Total	$2,529	$2,195	$334	$2,529	$2,030	$499

Aggregate amortization expense for intangible assets was $26,000 and $164,000, respectively, for the three and nine months ended July 31, 2011, and $76,000 and $230,000, respectively, for the three and nine months ended July 31, 2010.

The projected amortization of the Company’s existing intangible assets as of July 31, 2011 is as follows (in thousands):

Amortization
Three months ending October 31, 2011	$26
Fiscal year ending October 31,
2012	104
2013	103
2014	30
2015	23
Thereafter	48
Total	$334

Note 5.  Commitments and Contingencies

Lease commitments

Versant’s principal commitments as of July 31, 2011 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements. The Company's operating lease arrangements as of July 31, 2011 are summarized below:

Leased Office Facility:	Lease Expiration Date	Total Rent Payable over the Remaining Lease Term	Options to Renew at Fair Value
Hamburg, Germany	11/30/2014	$605,000	Two three year renewal options
Redwood City, California	5/31/2013	$373,000	Single one year renewal option
Munich, Germany	2/28/2014	$73,000	Single two year renewal option

Our minimum commitments under non-cancelable operating leases as of July 31, 2011 are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Three months ending October 31, 2011	$102	$1	$103
Fiscal year ending October 31,
2012	412	5	417
2013	331	3	334
2014	191		191
2015	15		15
Total	$1,051	$9	$1,060

Contingencies
The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. There were no ongoing material legal proceedings as of July 31, 2011.
The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification clauses is minimal.

Note 6.	Per Share Data

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010

Net income	$474	$130	$398	$733

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,021	3,375	3,122	3,468
Net income per share, basic	$0.16	$0.04	$0.13	$0.21

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010

Net income	$474	$130	$398	$733

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,021	3,375	3,122	3,468
Dilutive effect of employee and director stock options	—	28	1	36
Weighted average - common shares outstanding and potentially dilutive common shares	3,021	3,403	3,123	3,504
Net income per share, diluted	$0.16	$0.04	$0.13	$0.21

For the three months ended July 31, 2011 and 2010, 341,000 and 416,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method. For the nine months ended July 31, 2011 and 2010, 355,000 and 347,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method.

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

From the date of announcement of this stock repurchase program through July 31, 2011, Versant acquired under this program a total of 221,487 common shares on the open market for approximately $2.7 million at an average purchase price of $12.33 per share, leaving approximately $2.3 million in authorized funds available for future repurchases of stock under this program.

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

Shares Reserved for Future Issuance

At the Company's 2011 annual shareholder meeting, held on April 18, 2011, the shareholders approved an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under the Company's 2005 Equity Incentive Plan and 2005 Directors' Stock Option Plan, respectively.

The Company has reserved shares of common stock for the following purposes (in thousands):

Reserved for issuance:
Employee stock purchase plan	30
Stock options available for grant	350
Unexercised stock options	647
Balance as of July 31, 2011	1,027

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the nine months ended July 31, 2011 and 2010:

	Nine Months Ended July 31,
	2011		2010
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	515	$16.84	386	$18.45
Granted	165	11.96	148	18.15
Exercised	(7)	4.03	(3)	10.85
Forfeited and expired	(26)	26.98	(27)	38.56
Outstanding at the end of the period	647	$15.31	504	$17.32

Options exercisable at the end of the period	442	$16.06	310	$17.40

Note 9.	Share Based Compensation

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

	Stock Options		ESPP
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Assumptions:
Volatility	46% - 53%	53% - 56%	23% - 31%	33% - 42%
Expected life	3.6 - 5.5 years	3.3 - 3.6 years	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	1.36% - 1.95%	1.43% - 1.87%	0.10% - 0.28%	0.15% - 0.35%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of income related to the Company’s stock option plans and the ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
Share based compensation expense:
Stock options	$231	$259	$727	$796
ESPP	13	(4)	41	32
Total	$244	$255	$768	$828

Share based compensation recognized in the condensed consolidated statements of income, by income statement caption, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
Share based compensation expense:
Cost of revenues	$15	$14	$48	$59
Sales and marketing	67	50	193	171
Research and development	50	52	154	175
General and administrative	112	139	373	423
Total	$244	$255	$768	$828

Note 10.	Restructuring

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it closed its research and development facility in Pune, India and is winding down the affairs of its subsidiary, Versant India Private Limited (“Versant India”). The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $203,000 as of July 31, 2011. The restructuring was substantially completed during the second quarter ended April 30, 2010.

The following table reflects the type and amount of these restructuring charges (accrual reversal) included in operating expenses for the three and nine months ended July 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
Restructuring:
Severance, retention and related charges	$—	$—	$—	$38
Impairment of fixed assets	20	—	20	2
Impairment to other assets	5	—	5	(29)
Contract termination costs	—	—	—	8
Other direct costs of closure	—	—	—	20
	$25	$—	$25	$39

Note 11.	Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty exists regarding the realizability of the deferred tax assets. The Company had net deferred tax assets of

$913,000 and $884,000 as of July 31, 2011 and October 31, 2010, respectively.

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

The provision for income tax expense was $55,000 and $114,000 for the three months ended July 31, 2011 and 2010, respectively, and $93,000 and $454,000 for the nine months ended July 31, 2011 and 2010, respectively. The provision for income tax expense differs from the amount estimated by applying the statutory federal income tax rate to income before taxes, primarily due to foreign income taxed at other than U.S. rates, foreign withholding taxes and state taxes.

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
Comprehensive income for the three and nine month periods ended July 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010

Net income, as reported	$474	$130	$398	$733
Foreign currency translation adjustment	(93)	(51)	65	(549)
Comprehensive income	$381	$79	$463	$184

Note 13.	Segment and Geographic Information

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

One health care customer accounted for approximately 11% of our total revenues in the three months ended July 31, 2011 and had no accounts receivable balance as of July 31, 2011. In addition, the aggregate revenues of one telecommunications customer accounted for approximately 11% of our total revenues in the three months ended July 31, 2011 and 10% of our total revenues in the nine months ended July 31, 2011. The related accounts receivable balance for this customer was approximately $255,000 as of July 31, 2011.
In aggregate, the revenues generated by all projects in all locations of a telecommunications customer accounted for approximately 15% of total revenues in the three months ended July 31, 2010 and 13% of total revenues in the nine months ended July 31, 2010. The related accounts receivable balance for this customer was approximately $402,000 as of July 31, 2010.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the revenue-bearing contract originates.

The following table reflects revenues for the three and nine months ended July 31, 2011 and 2010 by each geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
Revenues by region:
North America	$1,953	$1,396	$4,941	$4,401
Europe	1,950	1,918	6,756	6,365
Asia	301	110	596	628
	$4,204	$3,424	$12,293	$11,394

 The following table reflects long-lived assets as of July 31, 2011 and October 31, 2010 in each geographic region (in thousands):

	July 31, 2011	October 31, 2010
Total long-lived assets by region:
North America	$401	$127
Germany	643	506
Asia	6	39
	$1,050	$672

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

Our Data Management business is currently comprised of the following key products:

•
Versant Object Database or “VOD”, previously known as VDS, an eighth generation object-oriented database management system that is used in high-performance, large-scale, real-time commercial applications in distributed computing environments. We also offer several optional ancillary products for use with Versant Object Database to extend its capabilities, and to provide compatibility and additional protection of stored data.

•	FastObjects, an object-oriented database management system that can be embedded as a high performance component into customers’ applications and systems.

•	db4o, an open source object-oriented database software solution targeting the embedded device market.

 Our Versant Object Database product and ancillary offerings are used primarily by larger organizations, such as telecommunications carriers, health care companies, technology providers, government defense agencies and defense contractors and companies in the transportation and financial services industries, each of which have significant large-scale data management requirements. Our FastObjects solution extends the scope of our solutions to also address the data management needs of smaller business systems. By our acquisition of db4o, we further expanded the scope of our solutions to include the embedded market.

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

 Negative and Uncertain Global Economic Conditions Are Continuing to Impact Our Business

Global economic developments like the recent recessions and debt crises in the U.S. and Europe have continued to adversely effect the enterprise software market. Economic growth in the U.S. and many other countries has remained very slow and the length of time these adverse economic conditions may persist is unknown. Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when or to what extent the macroeconomic environment may improve. During the first nine months of fiscal 2011, our selling environment remained very challenging. We are seeing continuing pressures on our customers’ budgets, and as they are facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products or electing less expensive levels of our maintenance services. The current difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future. The current economic uncertainty could continue to harm our business, operating results and financial condition in the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and industry trends, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that our estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future variables and uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill and acquired intangible assets, and income taxes.

During the first nine months of fiscal 2011, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, filed with the SEC on January 31, 2011 (File/Film No. 000-28540/11559912) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of income to total revenues:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
Revenues:
License	56%	48%	55%	51%
Maintenance	43	51	44	48
Professional services	1	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	2	2	1	2
Amortization of intangible assets	1	2	1	2
Maintenance	9	10	9	10
Professional services	—	—	—	—
Total cost of revenues	12	14	11	14

Gross profit	88	86	89	86

Operating expenses:
Sales and marketing	31	34	34	31
Research and development	25	24	24	25
General and administrative	19	22	25	21
Restructuring	1	—	—	—
Total operating expenses	76	80	83	77

Income from operations	12	6	6	9
Interest and other income (expense), net	1	1	—	1
Income before provision for income taxes	13	7	6	10
Provision for income taxes	1	3	1	4

Net income	12%	4%	5%	6%

Revenues

The following table summarizes license, maintenance and professional services revenues for the three and nine months ended July 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Revenues:
License	$2,344	$1,634	$710	43%
Maintenance	1,821	1,757	64	4
Professional services	39	33	6	18
Total	$4,204	$3,424	$780	23%

	Nine Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Revenues:
License	$6,758	$5,787	$971	17%
Maintenance	5,396	5,534	(138)	(2)
Professional services	139	73	66	90
Total	$12,293	$11,394	$899	8%

Total Revenues. Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic mix, and the corresponding impact of changes in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. In addition, delays in forecast revenue transactions with customers or royalty reporting to us of items such as back maintenance charges, can cause revenue fluctuations, particularly on a quarterly basis.

Our total revenues for the three months ended July 31, 2011 increased approximately $780,000 (or 23%) when compared to the corresponding period in fiscal 2010. This resulted primarily from an approximate $710,000 (or 43%) increase in license revenues. Total revenues also reflected approximately $296,000 of favorable foreign currency exchange rate fluctuations.

Our total revenues increased by $899,000 (or 8%) for the nine months ended July 31, 2011 compared to the corresponding period in fiscal 2010. This increase resulted primarily from an approximate $971,000 (or 17%) increase in license revenues and an approximate $66,000 (or 90%) increase in professional services revenues, partially offset by an approximate $138,000 (or 2%) decrease in maintenance revenues for the nine months ended July 31, 2011 compared to the corresponding period in fiscal 2010. Total revenues for the nine months ended July 31, 2011 also included approximately $226,000 of favorable foreign currency exchange rate fluctuations.

One health care customer accounted for approximately 11% of our total revenues in the three months ended July 31, 2011 . In addition, the aggregate revenues generated by a telecommunications customer accounted for approximately 11% of our total revenues in the three months ended July 31, 2011 and approximately 10% of our total revenues in the nine months ended July 31, 2011.

In aggregate, the revenues generated by a telecommunications customer accounted for approximately 15% of total revenues in the three months ended July 31, 2010 and approximately 13% of total revenues in the nine months ended July 31, 2010.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current uncertain economic environment. In terms of license revenues, we are still experiencing lengthy sales cycles and customer preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the stagnation in general economic conditions has further lengthened our sales cycle and created increased pricing pressure as many customers strive to reduce their operating costs. License revenues are also a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods. As customers endeavor to control costs, the Company may experience lower rates of maintenance contract renewal as well as migration from premium support options to less expensive support levels, which would adversely affect the levels of our maintenance revenues.

License. License revenues represent perpetual and term license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $2.3 million for the three months ended July 31, 2011, an increase of $710,000 (or 43%) from $1.6 million reported for the comparable period in fiscal 2010. The increase in license revenues resulted primarily from a greater number of relatively larger license transactions in our North American operations in the quarter as well as a modest increase globally in the value of the average license transaction. License revenues for the three months ended July 31, 2011 included an approximate $159,000 increase resulting from favorable foreign currency exchange rate fluctuations.

License revenues were $6.8 million for the nine months ended July 31, 2011, an increase of $971,000 (or 17%) from $5.8 million reported for the comparable period in fiscal 2010. The increase in license revenues resulted primarily from a modest increase in average license volume per customer and an increase in relatively larger transactions primarily in our North American operations. License revenues for the nine months ended July 31, 2011 included an approximate $111,000 increase resulting from favorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with software upgrades and internet and telephone access to support personnel, dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.8 million for the three months ended July 31, 2011, an increase of $64,000 (or 4%) from $1.8 million reported for the comparable period in fiscal 2010. The increase in maintenance revenues resulted primarily from an approximate $134,000 increase in favorable foreign currency exchange rate fluctuations and an approximate $66,000 increase due to back maintenance recognized in the current quarter. These increases were partially offset by an approximate $105,000 decrease resulting from certain customers electing less expensive support and maintenance options.

Maintenance revenues were $5.4 million for the nine months ended July 31, 2011, a decrease of $138,000 (or 2%) from $5.5 million reported for the comparable period in fiscal 2010. The decrease in maintenance revenues resulted primarily from an approximate $303,000 decrease occasioned by certain customers electing less expensive support and maintenance options and an approximate $187,000 decrease attributable to non-renewal of maintenance contracts by certain customers. These decreases were partially offset by an approximate $165,000 increase related to back maintenance revenues derived from one North American customer, an approximate $77,000 increase created by new maintenance contracts and an approximate $116,000 increase resulting from favorable foreign currency exchange rate fluctuations during the nine months ended July 31, 2011 compared to the corresponding period in fiscal 2010.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $39,000 for the three months ended July 31, 2011, an increase of $6,000 (or 18%) from $33,000 reported for the comparable period in fiscal 2010. Professional services revenues were $139,000 for the nine months ended July 31, 2011, an increase of $66,000 (or 90%) from $73,000 reported for the comparable period in fiscal 2010. The increase in professional services revenues for the nine months ended July 31, 2011 resulted primarily from a consulting engagement with one European customer for approximately $53,000.

International Revenues. The following table summarizes our revenues by geographic area for the three and nine months ended July 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended July 31,
		Percentage		Percentage	Change
	2011	of revenues	2010	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$1,953	46%	$1,396	41%	$557	40%
Europe	1,950	46	1,918	56	32	2
Asia	301	8	110	3	191	174
	$4,204	100%	$3,424	100%	$780	23%

	Nine Months Ended July 31,
		Percentage		Percentage	Change
	2011	of revenues	2010	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$4,941	40%	$4,401	39%	$540	12%
Europe	6,756	55	6,365	56	391	6
Asia	596	5	628	6	(32)	(5)
	$12,293	100%	$11,394	100%	$899	8%

Total revenues increased approximately $780,000 (or 23%) in the three months ended July 31, 2011 compared to the corresponding period of fiscal 2010. The increase in total revenues was primarily due to an approximate $557,000 (or 40%) increase in North American revenues and an approximate $191,000 (or 174%) increase in revenues from Asia. The increases in North American and Asia Pacific revenues in this period resulted primarily from increased license revenues. Total revenues for the three months ended July 31, 2011 also included approximately $296,000 in favorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations. Each region’s revenue as a percentage of total revenue varies from quarter to quarter as a result of the transactions specific to that region in each quarter and does not necessarily reflect a trend.

Our total revenues increased by $899,000 (or 8%) for the nine months ended July 31, 2011 compared to the corresponding period in fiscal 2010. The increase in total revenues was principally due to an approximate $540,000 (or 12%) increase in North American revenues and an approximate $391,000 (or 6%) increase in revenues from Europe which were partially offset by approximate $32,000 (or 5%) decrease in revenues generated in the Asia Pacific region. The increases in revenues generated in North America and Europe during the nine months ended July 31, 2011 were primarily a result of increased license revenues. Total revenues for the nine months ended July 31, 2011 also included approximately $226,000 in favorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations.

International revenues (revenues from the European and Asian regions) represented approximately 54% of our total revenues for the three months ended July 31, 2011, as compared to 59% for the comparable period in fiscal 2010.

International revenues (revenues from the European and Asian regions) represented approximately 60% of our total revenues for the nine months ended July 31, 2011, as compared to 61% for the comparable period in fiscal 2010.

Revenues from North America. The $557,000 (or 40%) revenue increase from North America in the three months ended July 31, 2011 was primarily the result of an increase in license revenues, while services revenues from this region decreased slightly. The increase in license revenues was primarily due to a larger transaction with one significant health care customer.

Revenues from North America during the nine months ended July 31, 2011 increased approximately $540,000 (or 12% ) compared to the nine months ended July 31, 2010. The increase in total revenues originating in North America was principally a result of an increase in license revenues, while services revenues remained relatively stable. The increase in license revenues was primarily due to two transactions with two significant health care customers during the nine months ended July 31, 2011. Services revenues included back maintenance from a North American customer recognized in the first nine months of fiscal

2011 which was offset by certain customers electing less expensive support and maintenance options and to non-renewal of maintenance contracts.

Revenues from Europe. Revenues from Europe increased $32,000 (or 2%) in the three months ended July 31, 2011, remaining relatively consistent with the comparable period in fiscal 2010. Services revenues generated in Europe decreased due to certain customers electing less expensive support and maintenance options, but this decrease was largely offset by back maintenance revenues recognized in the current quarter. Total revenues from Europe for the three months ended July 31, 2011 included an approximate $296,000 increase resulting from favorable foreign currency exchange rate fluctuations.

The $391,000 (or 6%) increase in European revenues for the nine months ended July 31, 2011, over the comparable period in fiscal 2010 was primarily due to an increase in license revenues resulting from larger average licensing volume per customer and was partially offset by a small decrease in service revenues. Total revenues from Europe for the nine months ended July 31, 2011, included an approximate $226,000 increase resulting from favorable foreign currency exchange rate fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of our revenues from Europe due to stronger demand for our products there. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Revenues from Asia. Revenues from the Asia Pacific region increased $191,000 (or 174%) during the three months ended July 31, 2011 when compared to the three months ended July 31, 2010. This increase is primarily due to an increase in license revenues from a customer in Singapore. Total revenues from the Asia Pacific region during the nine months ended July 31, 2011 decreased approximately $32,000 (or 5%) when compared to the corresponding period of fiscal 2010.

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

Cost of Revenues

The following table summarizes total cost of revenues for the three and nine months ended July 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$66	$60	$6	10%
Amortization of intangible assets	26	76	(50)	(66)
Maintenance	384	342	42	12
Professional services	26	17	9	53
Total	$502	$495	$7	1%

	Nine Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$199	$216	$(17)	(8)%
Amortization of intangible assets	164	230	(66)	(29)
Maintenance	1,111	1,098	13	1
Professional services	68	48	20	42
Total	$1,542	$1,592	$(50)	(3)%

Total Cost of Revenues. Total cost of revenues was $502,000 (or 12% of revenues) for the three months ended July 31, 2011 increasing slightly in absolute dollars and declining slightly as a percentage of revenues compared to $495,000 (or 14% of revenues) for the comparable period in fiscal 2010. Total cost of revenues for the nine months ended July 31, 2011 was $1.5 million (or 11% of revenues) decreasing $50,000 (or 3%) from $1.6 million (or 14% of revenues) for the comparable period in fiscal 2010.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $66,000 (or 3% of license revenues) for the three months ended July 31, 2011, an increase of $6,000 (or 10%) from $60,000 (or 4% of license revenues) reported for the comparable period in fiscal 2010. Cost of license revenues was $199,000 (or 3% of license revenues) for the nine months ended July 31, 2011, a decrease of $17,000 (or 8%) from $216,000 (or 4% of license revenues) reported for the comparable period in fiscal 2010. This comparative decrease in the cost of license revenues in the nine months ended July 31, 2011 was primarily due to the increased costs in fiscal 2010 associated with the major release of Version 8 of the Versant Object Database in February 2010, which generated additional printing and other production costs in fiscal 2010.

Amortization of Intangible Assets. Amortization of intangible assets results from our fiscal 2009 acquisition of db4o and fiscal 2004 acquisitions of Poet Holdings, Inc. and FastObjects, Inc.

Amortization of intangible assets was $26,000 for the three months ended July 31, 2011, a decrease of $50,000 (or 66%) from $76,000 reported for the comparable period in fiscal 2010. Amortization of intangible assets was $164,000 for the nine months ended July 31, 2011, a decrease of $66,000 (or 29%) from $230,000 reported for the comparable period in fiscal 2010. The $50,000 and $66,000 decreases in amortization of intangible assets when comparing the three and nine months ended July 31, 2011 to the corresponding periods of fiscal 2010 were due to intangible assets related to Poet Holdings, Inc. and FastObjects, Inc. being fully amortized in the second quarter of fiscal 2011 and the third quarter of fiscal 2010, respectively. We expect to incur amortization charges of approximately $26,000 for the fourth quarter of fiscal 2011.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $384,000 (or 21% of maintenance revenues) for the three months ended July 31, 2011, an increase in both absolute dollars and as a percentage of maintenance revenues, compared to $342,000 (or 19% of maintenance revenues) reported for the comparable period in fiscal 2010. The increase in the cost of maintenance revenues for the three months ended July 31, 2011 over the corresponding period in fiscal 2010 is primarily related to an approximate $27,000 increase due to unfavorable foreign currency exchange rate fluctuations as well as an approximate $12,000 increase in personnel related costs.

Cost of maintenance revenues was $1.1 million (or 21% of maintenance revenues) for the nine months ended July 31, 2011, a slight increase in both absolute dollars and as a percentage of revenues, compared to slightly less than $1.1 million (or 20% of maintenance revenues) reported for the comparable period in fiscal 2010. The increase in the cost of maintenance revenues is primarily related to an approximate increase of $16,000 due to unfavorable foreign currency exchange rate fluctuations.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues increased $9,000 to $26,000 (or 67% of professional services revenues) for the three months ended July 31, 2011 compared to $17,000 (or 52% of professional services revenues) reported for the comparable period in fiscal 2010. Cost of professional services revenues increased $20,000 to $68,000 (or 49% of professional services revenues) for the nine months ended July 31, 2011 compared to $48,000 (or 66% of professional services revenues) reported for the comparable period in fiscal 2010. Cost of professional services to provide training and consulting vary according to product mix, number of participants and travel arrangements.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended July 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,341	$1,150	$191	17%
Research and development	1,055	824	231	28
General and administrative	786	759	27	4
Restructuring	25	—	25	100
Total	$3,207	$2,733	$474	17%

	Nine Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$4,161	$3,471	$690	20%
Research and development	2,967	2,812	155	6
General and administrative	3,093	2,434	659	27
Restructuring	25	39	(14)	(36)
Total	$10,246	$8,756	$1,490	17%

Total Operating Expenses. Total operating expenses were $3.2 million (or 76% of revenues) for the three months ended July 31, 2011 and $2.7 million (or 80% of revenues) for the comparable period in fiscal 2010. The $474,000 (or 17%) increase in total operating expenses for the three months ended July 31, 2011 resulted primarily from a $231,000 increase in research and development costs and a $191,000 increase in sales and marketing efforts aimed at expansion of our customer base. Operating expenses also included an approximate increase of $228,000 due to unfavorable foreign currency exchange rate fluctuations which predominantly effect research and development costs and sales and marketing expenses.

Total operating expenses were $10.2 million (or 83% of revenues) for the nine months ended July 31, 2011 and $8.8 million (or 77% of revenues) for the comparable period in fiscal 2010. The $1.5 million (or 17%) increase in total operating expenses for the nine months ended July 31, 2011 resulted primarily from an approximate $470,000 increase due to one-time separation costs as a result of the departure of the Company's former CEO, the planned $690,000 increase in sales and marketing efforts aimed at expansion of our customer base and an approximate increase of $134,000 due to unfavorable foreign currency exchange rate fluctuations.

 Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and other marketing programs.

Sales and marketing expenses were $1.3 million (or 31% of revenues) for the three months ended July 31, 2011 and $1.2 million (or 34% of revenues) for the comparable period in fiscal 2010. The $191,000 increase (or 17%) in sales and marketing expenses in the three months ended July 31, 2011 compared to the corresponding period in 2010 includes an approximate $67,000 increase related to sales expansion in both our North American and European operations, an approximate $50,000 increase resulting from the costs of distribution and of localization of our products in the Asia Pacific market and an increase of approximately $71,000 resulting from unfavorable foreign currency exchange fluctuations.

Sales and marketing expenses were $4.2 million (or 34% of revenues) for the nine months ended July 31, 2011 and $3.5 million (or 31% of revenues) for the comparable period in fiscal 2010. The $690,000 (or 20%) increase in sales and marketing expenses is primarily due to the planned $206,000 increase related to the addition of our VP Marketing and Strategic Product

Development and marketing manager, who were hired in the second and third quarters of fiscal 2010, respectively, as well as the hiring of an additional marketing professional late in the second quarter of 2011. The increase in sales and marketing expense during the nine months ended July 31, 2011 compared to the corresponding period in fiscal 2010 also includes an approximate $48,000 increase in marketing activities including lead qualification and website design costs, an approximate $190,000 increase related to sales operations expansion, an approximate $154,000 increase resulting from the costs of distribution and of localization of our products in the Asia Pacific markets, an approximate $44,000 increase in executive bonuses and an increase of approximately $37,000 resulting from unfavorable foreign currency exchange fluctuations.

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

Research and development expenses were $1,055,000 (or 25% of revenues) for the three months ended July 31, 2011 and $824,000 (or 24% of revenues) for the comparable period in fiscal 2010. The $231,000 (or 28%) increase was primarily due to an approximate $88,000 increase related to personnel additions in our European operations and an approximate $122,000 increase due to unfavorable foreign currency exchange fluctuations.

Research and development expenses were $3.0 million (or 24% of revenues) for the nine months ended July 31, 2011 and $2.8 million (or 25% of revenues) for the comparable period in fiscal 2010. The $155,000 (or 6%) increase was primarily due to an approximate $235,000 increase related to personnel additions in our European operations, which was partially offset by an approximate $152,000 decrease related to the wind-down of our former operations in India, both of which were part of a plan to consolidate our research and development activities into one location in Germany. The increase in research and development activities during the nine months ended July 31, 2011 over the corresponding period of fiscal 2010 includes an approximate $73,000 increase due to unfavorable foreign currency exchange fluctuations.

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

General and administrative expenses were $786,000 (or 19% of revenues) for the three months ended July 31, 2011 and $759,000 (or 22% of revenues) for the comparable period in fiscal 2010. The $27,000 (or 4%) increase in general and administrative expense for the three months ended July 31, 2011 when compared to the three months ended July 31, 2010 was primarily due to an approximate $35,000 increase due to unfavorable foreign currency exchange fluctuations.

General and administrative expenses were $3.1 million (or 25% of revenues) for the nine months ended July 31, 2011 and $2.4 million (or 21% or revenues) for the comparable period in fiscal 2010. The $659,000 (or 27%) increase in general and administrative expenses was primarily due to an approximate $470,000 increase attributable to one-time separation costs related to the departure of the Company's former CEO, including additional share based compensation resulting from modifications to existing stock option grants. The increase in general and administrative expenses in the first nine months of fiscal 2011 also included an approximate $99,000 increase in professional and outside services costs, an approximate $33,000 increase in bad debt expense and an approximate $24,000 increase due to unfavorable foreign currency exchange fluctuations. These increases were partially offset by an approximate $115,000 decrease in share based compensation expense due to the lower average fair value of the options being amortized in fiscal 2011.

We expect our general and administrative expenses for the full fiscal year 2011 to increase moderately from fiscal 2010 due to the separation costs associated with the departure of our former CEO.

Restructuring. On September 22, 2009, the Company committed to the implementation of a restructuring plan pursuant to which it closed its research and development facility in Pune, India. The restructuring plan, which was substantially completed in the second quarter of fiscal 2010, was undertaken to consolidate our research and development efforts into one location in Germany to streamline operations, create management efficiencies and increase productivity. Restructuring charges were $25,000 for the three and nine months ended July 31, 2011. These restructuring charges related primarily to impairments of fixed assets and other assets located in India. Restructuring charges were $39,000 in the nine months ended July 31, 2010 and were primarily related to severance and retention costs.

Interest and Other Income (Expense), Net

The following table summarizes our interest and other income (expense), net for the three and nine months ended July 31, 2011 and, 2010 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest income	$13	$15	$(2)	(13)%
Foreign exchange gain (loss)	21	33	(12)	(36)
Other income	—	—	—	—
Total	$34	$48	$(14)	(29)%

	Nine Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest income	$44	42	$2	5%
Foreign exchange gain (loss)	(58)	98	(156)	(159)
Other income	—	1	(1)	(100)
Total	$(14)	$141	$(155)	(110)%

Interest and other income (expense), net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains or losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income (expense), net, was income of $34,000 (or 1% of total revenues) and $48,000 (or 1% of total revenues) for the three months ended July 31, 2011 and 2010, respectively. Interest and other income (expense), net, was expense of $(14,000) (or 0% of total revenues) and income of $141,000 (or 1% of total revenues) for the nine months ended July 31, 2011 and 2010, respectively. The approximate $14,000 (or 29%) decrease and $155,000 (or 110%) decrease in interest and other income (expense), net for the three and nine months ended July 31, 2011, respectively, are primarily due to the unfavorable change in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

The following table reflects the Company’s income tax (benefit) expense for the three and nine months ended July 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$18	$1	$17	1,700%
Provision for income taxes - Europe	38	70	(32)	(46)
Federal, state and franchise taxes	(1)	43	(44)	(102)
Total	$55	$114	$(59)	(52)%

	Nine Months Ended
	July 31,	July 31,	Change
	2011	2010	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$26	$55	$(29)	(53)%
Provision for income taxes - Europe	68	356	(288)	(81)
Federal, state and franchise taxes	(1)	43	(44)	(102)
Total	$93	$454	$(361)	(80)%

The Company’s tax provisions were based upon our projected fiscal 2011 and 2010 effective tax rates. Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. We recorded income tax expense for our European operations of approximately $38,000 and $70,000, for the three months ended July 31, 2011 and 2010, respectively. We recorded income tax expense for our European operations of approximately $68,000 and $356,000, for the nine months ended July 31, 2011 and 2010, respectively. The $32,000 and $288,000 decreases in the provision for income taxes for the three and nine months ended July 31, 2011 over the comparable periods in fiscal 2010 were primarily attributable to decreased estimated taxable income in Germany related to unrealized foreign currency losses and reduced taxable income. Taxable unrealized foreign currency gains and losses arise as a result of the US dollar strengthening or weakening against the euro, creating gains or losses in the US denominated currencies held by our German operations. As a result of these currency fluctuations, substantial unrealized taxable losses were incurred in the nine months ended July 31, 2011 in the US denominated currencies held by our German operations, while substantial unrealized taxable gains were incurred in our US denominated currencies held in Germany in the nine months ended July 31, 2010.

We incurred foreign withholding taxes of approximately $18,000 and $1,000, respectively, for the three months ended July 31, 2011 and 2010, which we have included in our income tax provision. The increase of approximately $17,000 in foreign withholding taxes for the three months ended July 31, 2011 over the comparable period in fiscal 2010 was primarily attributable to withholding taxes related to a customer in Singapore.

We incurred foreign withholding taxes of approximately $26,000 and $55,000, respectively, for the nine months ended July 31, 2011 and 2010, which we have included in our income tax provision. The decrease of approximately $29,000 in foreign withholding taxes for the nine months ended July 31, 2011 over the comparable period in fiscal 2010 was primarily attributable to withholding taxes related to a transaction with one Asia Pacific customer during the first quarter of fiscal 2010 and withholding taxes related to a dividend made by Versant India Private Limited to Versant Corporation during the second quarter of fiscal 2010 which were not repeated in fiscal 2011.

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

Liquidity and Capital Resources

The following table sets forth certain consolidated balance sheets data as of July 31, 2011 and October 31, 2010 and certain consolidated statements of cash flows data for the nine months ended July 31, 2011 and 2010 (in thousands, except percentages):

	July 31, 2011	October 31, 2010	Percentage Change
	(unaudited)
Working Capital	$22,460	$24,889	(10%)
Cash and cash equivalents	$23,142	$24,911	(7%)

	Nine Months Ended
	July 31,	July 31,	Percentage
	2011	2010	Change
	(unaudited)
Net cash provided by operating activities	$2,256	$2,244	1%
Net cash used in investing activities	(670)	(624)	7%
Net cash used in financing activities	$(3,382)	$(3,463)	(2)%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the nine months ended July 31, 2011. As of July 31, 2011, we had cash and cash equivalents of approximately $23.1 million, a decrease of $1.8 million from the $24.9 million of cash and cash equivalents we held at October 31, 2010.

As of July 31, 2011, $8.6 million of our $23.1 million in cash and cash equivalents was held in foreign financial institutions, of which $2.7 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	July 31, 2011			October 31, 2010
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€1,678	$2,415		€1,375	$1,917
British Pound		£—	—		£32	52
Indian Rupee	Rs	12,925	288	Rs	13,692	302
Total			$2,703			$2,271

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, was comprised of approximately $296,000 of favorable foreign currency fluctuations on our revenues, $35,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $228,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $33,000 on our income from operations for the three months ended July 31, 2011.

The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, was comprised of approximately $226,000 of favorable foreign currency fluctuations on our revenues, $20,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $134,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $72,000 on our income from operations for the nine months ended July 31, 2011.

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

Additionally, we held approximately 88% of our total cash balances at July 31, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

On November 29, 2010, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or upon such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, or extended at any time by the Company. Under this stock repurchase program, as of July 31, 2011, Versant had acquired 221,487 common shares on the open market for approximately $2.7 million at an average purchase price of $12.33 per share.

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

We generated $2.3 million of cash flows from operations in the nine months ended July 31, 2011. This amount resulted from $398,000 in net income adjusted for non-cash charges of $1.2 million and a $611,000 decrease in operating assets net of liabilities during the first nine months of fiscal 2011. The decrease in operating assets net of liabilities was primarily related to an approximate $1.1 million decrease in trade accounts receivable partially offset by an approximate $318,000 increase in other assets principally due to tax prepayments and an approximate $289,000 decrease in accrued liabilities largely due to the payment of separation costs to our former CEO.

We generated $2.2 million of cash flows from operations in the nine months ended July 31, 2010. This amount resulted from $733,000 in net income adjusted for non-cash charges of $1.3 million and a $249,000 decrease in operating assets net of liabilities during the first nine months of fiscal 2010. The decrease in operating assets net of liabilities was primarily related to an approximate $477,000 decrease in accounts receivable.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact cash flows in our operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 49 days and 51 days for the three months ended July 31, 2011 and 2010, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

For the nine months ended July 31, 2011, $670,000 of cash was used by investing activities for the purchases of property and equipment, including new hardware for testing environments and website design costs.

For the nine months ended July 31, 2010, $624,000 of cash was used by investing activities primarily consisting of $459,000 for the purchases of property and equipment including replacing outdated servers and $180,000 for the acquisition of db4o. (See Note 4 - Acquisitions, Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report for information related to the acquisition of db4o.)

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

For the nine months ended July 31, 2011, $3.4 million of cash was used by financing activities, consisting of $3.6 million of cash used to repurchase our common stock partially offset by cash inflows of $202,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the nine months ended July 31, 2010, $3.5 million of cash was used by financing activities, consisting of $3.6 million of cash used to repurchase our common stock, which was partially offset by cash inflows of $167,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of July 31, 2011, we had approximately 30,000 shares available to issue under our Employee Stock Purchase Plan, approximately 350,000 shares available to issue under our current Equity Incentive Plan and our Directors' Stock Option Plan and approximately 647,000 shares in outstanding option grants under our equity plans. At our 2011 annual shareholder meeting, held on April 18, 2011, our shareholders approved an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under our Equity Incentive Plan and Directors' Stock Option Plan, respectively. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of July 31, 2011 consist of obligations under operating leases for facilities and equipment. As reported in Note 5, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I, of this Report, the Company leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements.

The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification clauses is minimal, though the Company recently received correspondence from a customer asserting that the Company has a potential indemnification obligation to such customer. Based on currently available information, the Company disputes this assertion.

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

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 1, Basis of Presentation and Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency hedging instruments

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, was comprised of approximately $296,000 of favorable foreign currency fluctuations on our revenues, $35,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $228,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $33,000 on our income from operations for the three months ended July 31, 2011.

The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, was comprised of approximately $226,000 of favorable foreign currency fluctuations on our revenues, $20,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $134,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $72,000 on our income from operations for the nine months ended July 31, 2011.

Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal 2011.

Our exposure to the risk of changes in foreign currency exchange rates is primarily related to the magnitude of foreign net profits and losses denominated in euros, as well as our net position of monetary assets and monetary liabilities in the euro (though in the future the same could be true of other foreign currencies depending on the source of our revenues). This exposure has the potential to produce either gains or losses within our consolidated results. However, in some instances our European operations act as a natural hedge, since both operating expenses as well as revenues are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of the euro against the U.S. dollar will result in lower revenues when translated into U.S. dollars, our European operating expenditures will be lower as well.

Additionally, we held approximately 88% of our total cash balance at July 31, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

We do not own any derivative financial instruments as of July 31, 2011.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.	Risk Factors.

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

Possible Impairment of Goodwill. As required by ASC 350, Intangibles - Goodwill and Other, the Company evaluates its goodwill for impairment on an annual basis and will perform its annual evaluation of the Company's goodwill in October 2011.
The Company uses the market approach to assess the fair value of its assets which is indicated by its market capitalization. The continued economic and debt crises have created significant volatility in the stock markets and in the Company's stock price. Further persistent declines in Versant's stock price could result in a goodwill impairment charge that could have a material adverse impact on the Company's financial condition and results of operations. While impairment charges reduce reported results under GAAP, such charges do not affect liquidity, cash flows, or future operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On November 29, 2010 Versant’s Board of Directors approved a new stock repurchase program pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2011. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2011, or at such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

The stock repurchase activity during the three and nine months ended July 31, 2011 is summarized as follows:
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (2)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Period:
May 1 - May 31, 2011	13,442	$12.86	13,442	$3,935,082
June 1 - June 30, 2011	134,833	12.17	134,833	$2,293,861
July 1 - July 31, 2011	2,061	11.83	2,061	$2,269,470

Three months ended July 31, 2011	150,336	12.23	150,336

November 30, 2010 - April 30, 2011	133,696	12.99	71,151

Nine months ended July 31, 2011	284,032	$12.59	221,487

1.	Average price paid per share is calculated on a settlement basis and excludes commission.

2.	On March 28, 2011, the Company repurchased 62,545 shares of its common stock at $13.50 pursuant to the Separation Agreement with its Former CEO.

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

Item 6.  Exhibits

(a)  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins†	XBRL Instance Document
101.sch†	XBRL Schema Document
101.cal†	XBRL Calculation Linkbase Document
101.pre†	XBRL Presentation Linkbase Document
101.lab†	XBRL Label Linkbase Document
101.def†	XBRL Definition Linkbase Document
 ___________________________________________________
*    This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
†     In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT CORPORATION

Dated:	September 14, 2011	/s/ Jerry Wong
Jerry Wong
Vice President, Finance, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

/s/ Bernhard Woebker
Bernhard Woebker
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer) and Director