Form 10-K
period 2011-10-31
VERSANT CORP
filed 2012-01-30
CIK 865917

United States Securities and Exchange Commission
Washington, D.C. 20549
 Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2011, or

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
(650) 232-2400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Capital Market
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports under Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                 ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming, for purposes of this calculation only, that the registrant's directors, executive officers and greater than 10% shareholders are affiliates of the registrant) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter): $39,903,000.
As of January 25, 2012, there were outstanding 2,925,400 shares of the Registrant’s common stock, no par value.
Documents Incorporated by Reference
Portion of the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held in 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended October 31, 2011

Without limitation, Versant Object Database, Versant ®, FastObjects, db4o, db4objects and other Versant product names referred to herein are trademarks of Versant in the United States and/or other countries.   All other corporate or trade names or service marks referred to in this report are the names or marks of their respective owners in the United States and/or other countries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company's expected future financial performance, assets, liquidity and trends anticipated for the Company's business. These statements are based on the Company's current expectations, assumptions, estimates and projections about the Company's business, the Company's industry and the market for the Company's goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," "should," "estimates," "predicts," “forecasts,” "guidance," "potential," "continue" or the negative of such terms, other variants of such terms or other similar expressions.

We caution investors that forward-looking statements are only predictions, forecasts or estimates based upon our current expectations about future events.  The forward-looking statements are not guarantees or assurances of our future performance and are subject to significant risks and uncertainties that are inherently difficult to assess and predict, particularly in light of the continuing recessionary environment in the United States and the global economy. Consequently, our actual future results and performance may differ materially from the results and performance anticipated by any forward-looking statements due to these risks and uncertainties. Some of the important risks and factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A of this report, -“Risk Factors”- which you should read carefully. We undertake no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise or occur after the date of this report or for any other reason.  Readers are urged to carefully review and consider the various disclosures made by Versant in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of risks and factors that may affect our business.

PART I

Item 1.     Business

Overview of the Company

We are a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.  We design, develop, market and support object-oriented database management system products that companies use to solve complex data management and data integration problems. We also provide related product support, training, and consulting services to assist users of our products in developing and deploying software applications based on our products. In December 2011, we announced a new strategic product roadmap in which we have outlined our plans to create database software designed to address very large data problems. This new strategy is intended to extend Versant's proven ability to provide data solutions for large, distributed systems to emerging so-called "Big Data" and near real-time analytical application opportunities. We operate our business within a single operating segment that we refer to as “Data Management”.

Historically, our mission has been to be a preferred vendor of core data management solutions to world-class enterprises whose businesses require the successful management of large and complex bodies of data. We believe that, to fulfill this mission, we must pursue a general strategy of developing and offering powerful, scalable and highly reliable data management solutions capable of handling a wide array of challenging applications. In order to carry out this objective in a world in which it is becoming increasingly important for enterprises to source and manage voluminous amounts of unstructured, real-time and/or distributed data, we plan to augment our existing product offerings by pursuing our new strategy to focus on emerging Big Data and near real-time analytical applications. Driven by the growing ubiquity of mobile devices and smart sensors, the commoditization of computing power and storage, and the exponential growth in raw data, opportunities are emerging for enterprises to harness vast stores of information and become highly agile, data-driven organizations. We believe that it is critical for Versant to develop data management solutions designed to respond to these new computing challenges.

Consequently, Versant plans to make significant investments in new product developments in order to provide data management software that enables the development of analytical applications for this new era of the intelligent “real-time enterprise.” This strategic initiative will include efforts to develop application programming interfaces and server technologies specifically geared toward enhancing an enterprise's ability to ingest and manage vast amounts of structured and unstructured data and analyze very large data sets with near real-time capabilities, and may also involve co-development of technology with other parties and/or licensing of third party intellectual property. We will continue to market our products to companies in the telecommunications and defense industries, as well as to customers in several vertical markets including technology, financial services, transportation and health care. Our software has historically been used in strategic distributed applications such as network modeling and management, fault diagnosis, fraud prevention, service activation and assurance, and customer billing, scheduling and other applications.

Versant's strategic roadmap currently includes plans to develop the following technology components in 2012 and future years:

•
A real-time data ingestion framework, enabling developers to connect large incoming data streams directly with the database server, reducing unwanted network I/O overhead and allowing higher ingestion rates and data transformation in to the database.

•
A flexible, server side framework to integrate analytical tools and software with the database, to allow processes such as analytical algorithms or graph analysis, to be executed as close as possible to the stored data, and to only transfer results back to a client process. Running these algorithms close to the data is particularly critical for achieving near real-time performance with large data sets.

•
A highly scalable storage engine, optimized for multi-core server architectures and horizontal scale-out capabilities on commodity server hardware. Most traditional database systems today support either horizontal or vertical scale-out architecture, but not both. Versant believes that combining the two models will create an architecture that can take advantage of massive multi-core servers and allow enterprises to do more with less hardware.

•
An industry standard-compliant client API based on the Java Persistence API (JPA). The Versant Java Persistence API (Versant JPA) is a so-called pure Java client for the Versant Database Server, which serves as the storage tier for these emerging Big Data and analytical applications. A code preview of Versant JPA is available for download in the Versant Developer Community (community.versant.com). Supporting the JPA industry standard allows developers to use existing programming skills learned from object-to-relational mapping tools, such as Eclipse Link or Hibernate.

Our planned new products will make use of the existing Versant Database technology, an enterprise class data management solution, and build on its current capabilities to enable the development of analytical applications to address Big-Data problems. The technology extensions of the core database will independently address an enterprise class NoSQL data management market and be capable of running in modern cloud computing environments.

However, as with any new software development effort, there can be no assurance that we will succeed in developing any or all of these currently planned technology components, complete them in the chronological order in which we currently plan to develop them, or develop them on a timely basis necessary to attract adequate customer interest. Likewise, we cannot offer any assurance that any of these planned technology components will not be changed or be replaced by other, new and/or different components, that any such technology components will perform as we intend or not experience technical deficiencies, or that any of these components will achieve any meaningful market acceptance or produce meaningful revenues or profit.

We were incorporated in California in August 1988 under the name Object Sciences Corporation and completed the initial public offering of our common stock under the name of Versant Object Technology Company in July 1996. The name of the company was changed to Versant Corporation on July 15, 1998. In March 2004, we acquired Poet Holdings, Inc. (Poet) through a merger. Prior to that merger, Poet was a provider of object-oriented data management software headquartered in the United States, whose stock was publicly traded on the Frankfurt Stock Exchange. In June 2004, we acquired the JDO Genie product line and its customers from JDO Genie (PTY) Ltd., a privately held South African company, and in July 2004, we acquired FastObjects, Inc., a private company that held North American distribution rights with respect to Poet's FastObjects database management product. In August 2005, we effected a 1-for-10 reverse split of our outstanding common stock. In February 2006, we sold our WebSphere consulting business. On December 1, 2008 we acquired the assets of the database software business of privately-held Servo Software, Inc. (formerly named db4objects, Inc.), which included an open source object database software solution targeting the embedded device market. Our principal executive offices are located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065 and our telephone number is (650) 232-2400.

Our website URL is www.versant.com. Except as otherwise expressly set forth in this annual report on Form 10-K, the information contained in, or referred to on, our website is not a part of this report.

We conduct most of our administrative operations from our U.S headquarters in Redwood City, California and the offices of our German subsidiary, Versant GmbH in Hamburg, Germany. Our research and development activities are primarily conducted by our German subsidiary, Versant GmbH. In September 2009, a restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany and to close a facility in India. This restructuring plan was substantially completed as of April 30, 2010.

Industry Background

Computerized data management has evolved significantly over the past few decades. As business computing became more sophisticated, network and hierarchical databases emerged in the 1970s to serve growing business data requirements. In the 1980s, these types of databases were largely superseded by relational database technology, which continues to be a widely prevalent database technology today. The mid to late 1980s saw the emergence of object-oriented software programming. In object-oriented programming, smaller software building blocks called “objects”, which can perform specific functions, are aggregated with other objects in order to create larger software systems. With the advent of object-oriented software programming, it became possible to incorporate the unique features and advantages of object-based software into database management solutions. Our principal products are object-based database management software solutions, which we believe have advantages over relational database technology. In particular, we believe that object-based database management solutions are especially well suited for successfully addressing the complex and challenging data management and analytical requirements of companies who need to rapidly source, update, analyze and use very large changing bodies of complex data for a wide variety of business applications.

Certain Industry Terms

For reference purposes we have listed below certain well-known technical terms often used in our data management industry to assist readers in better understanding the information provided in this report:

•
API - means application program interface, a software source code interface that an operating system provides to enable other software programs to use and access the functionality of that operating system.

•	Application Server - deployment software used to build and deploy Internet applications, including commercial websites, internal company websites and applications requiring a higher degree of scalability than is typically deployed in support of solutions for smaller user populations.

•
Big Data - The collection of technologies that handle data volumes well beyond the inflection point when traditional data management systems fail because requirements for processors, memory and disks escalate as data volume grows. Data sets grow in size and complexity because they are increasingly being gathered by ubiquitous information-sensing mobile devices, aerial sensory technologies and wireless sensor networks.

•	Cache - performance enhancing software that works with servers to improve their response times and throughput.

•
Cores - a multicore chip, i.e., a computer chip that contains more than one central processing unit, allowing for highly efficient increases in computing power on a single chip in contrast to a chip containing one single central processing unit.

•	Data Integration - a broad term for a variety of techniques that enable the data from one software system to be transferred and/or used in other software systems.

•
Disk mirroring - a technique using specialized software, and often specialized hardware, to get the same data on two storage disks for the purpose of increasing the reliability or making a quick snapshot (duplicate backup) of a database.

•
Fault tolerant server - a server that offers higher reliability through the use of duplicated hardware and specialized software, so that, in the event of a failure of one system, the surviving duplicated system takes over without any significant service interruption.

•	Java - a software programming language originally developed by Sun Microsystems.

•	J2EE-based - an application or software component that is deployed in a Java 2 Enterprise Edition (J2EE) software environment.

•	JDO - Java Data Objects, a standard-based Java API for Versant.

•	JDBC - Java Database Connectivity, a standard in the relational database world for embedding SQL statements into Java application programs.

•	JPA - a Java programming language framework managing relational data in applications using Java Platform, Standard Edition and Java Platform, Enterprise Edition.

•	JVI - Java Versant Interface, a proprietary-based Java API for the Versant Database Server.

•	Object-Oriented - object-oriented software uses smaller building blocks called objects to create larger software systems.

•	ODBC - Open Database Connectivity, a standard in the relational database world for embedding SQL statements into a computer language.

•	Relational Database - data management software that stores data as tables and columns and can be accessed using SQL.

•	Replication - a range of technical approaches that enable multiple databases to be approximately synchronized, and to eventually contain the same data.

•
SNMP - is an "Internet-standard protocol for managing devices on IP networks. Devices that typically support SNMP include routers, switches, servers, workstations, printers, modem racks and more." SNMP is used mostly in network management systems to monitor network-attached devices for conditions that warrant administrative attention.

•	SQL - an industry standard data definition, data manipulation and query language used to retrieve and manage large data sets, typically used in relational database management systems.

•	Versant JPA - Versant's implementation of the JPA standard as a pure Java client for the Versant Database Server.

•	XML - a standard format used to exchange data (information) between multiple software systems.

Overview of Our Products and Services

We provide sophisticated data management solutions designed to address complex data management needs. Our Versant Object Database product is used primarily by larger enterprises which have significant large-scale data management requirements, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries. Since the incorporation of Poet's FastObjects solution into our product line in March 2004, we expanded the scope of our solutions to also address the data management needs of smaller systems. With our acquisition of db4o in December 2008, we added a database solution for the embedded space, (which, for example, includes database solutions for platforms such as mobile smart phones and media tablets), which we plan to continue to develop and support. In 2012 and future years, our new product roadmap includes plans for the development of application programming interfaces and server technologies specifically geared toward enhancing the ability of enterprises to ingest, manage and analyze very large data sets at near real-time.

The data management needs of our customers usually involve many business functions, ranging from usage and management of the customer's internal data to the processing of externally originated information such as customer enrollment, billing and payment transaction data.  Our solutions have also been used to solve complex data management and analysis problems such as fraud detection, risk analysis, yield management, and a host of other problems that require an application specific data management solution.

In addition to our product offerings, to assist users in their development and deployment of applications based on the Versant Object Database, FastObjects and db4o, we offer a variety of related professional services, including consulting, training, and technical support services.  We also provide customers with maintenance and support services with respect to our products.

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

•
Highly Scalable Support for Distributed Computing.  Our products can work in various environments ranging from small workgroup operations to operations involving thousands of users over the Internet or wide area networks. This scalability can be achieved through object-level operations and other design features.

•
Reliability, Availability and Serviceability.  Our Versant Object Database product offers a number of features designed to permit continuous operation, including features providing online backup and recovery and online modification of the database system, system utilities that can operate while the system is running and replication and disk mirroring provided by a Fault Tolerant Server.

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

•	Support of Major Embedded Operating Systems. Selected versions of Versant's products operate on a wide range of handheld platforms, including J2ME, Microsoft Compact Framework, and Google's Android.

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
The object-oriented, balanced client-server architecture of VOD provides the basis for high-performance, scalable distributed applications.  We believe that VOD's performance is superior compared to relational database management systems, particularly for complex data applications, for which VOD has the capability of processing a wide variety of abstract data types in a highly concurrent, high performance manner.  We also believe that the use of VOD allows our customers to reduce the time they need to develop applications for their data management systems and improves their system performance.

VOD implements a variety of enterprise database features, including two-phase commitment for distributed transaction integrity and “database triggers” to monitor changing events and data and to notify users and applications when specified events occur.  In addition, on-line management utilities enable routine maintenance to be performed while the database is running.  These include utilities to perform backup operations, manage log files, dynamically evolve database schema, add, delete and compress volumes on disk storage and related functions.  These utilities provide multiple levels of administrative access and application security.

Version 8.0 of VOD includes our core object database management system, C++ and Java language interfaces (proprietary JVI and standards-based JDO), and XML for import and export of data into the database. By bundling these components with VOD, we believe we are enhancing the solution that we are offering, thereby making it easier for customers to deploy applications requiring these components.

As part of the VOD family of solutions, we also offer a range of add-on options that a customer can use in situations requiring advanced capabilities, including the following:

•
Versant FTS (Fault Tolerant Server) provides highly reliable operations in mission-critical environments. This product provides transparent failure recovery by connecting database clients to synchronized copies of the database stored on physically separate servers.  If one of the servers fails due to operating system failure, hardware breakdown or any other form of interruption, the other server continues operation without application interruption.  When the failed server is restored, the two servers automatically resynchronize and resume normal operations without any interruption in application processing.

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

•
Versant Asynch Server supports both master-slave and peer-to-peer asynchronous replication between multiple Versant Object Database servers. This can be used to replicate data to a distributed recovery site or to replicate data between multiple local servers for increased performance and reliability.

•
Versant Compact allows the online compaction of production database data volumes required for special categories of applications that are performing heavy data deletions. This option allows customers to ensure continuous operations at required performance levels by eliminating performance degradation due to fragmentation, a common problem for databases in this application category.

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

Services

We derived approximately 45% of our revenues from services in fiscal 2011, predominantly from maintenance services. Our services include maintenance and support programs for our data management products, consulting services and the development of customer-specific extensions to our products.

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

We license our data management products through two types of perpetual and time-based licenses - development licenses and deployment licenses. Development licenses, typically licensed on a per seat basis, authorize a customer to develop an application program that uses our software product. Under a deployment license, a customer is permitted to deploy an application that it has developed under a development license from us. End-Users generally purchase deployment licenses based on the number of central processing units (CPUs or Cores) accessing the server that will run the application using our database management system. For certain applications, we offer deployment licenses priced on a per user basis.  Pricing of Versant Object Database and FastObjects varies according to several factors, including the number of CPUs/Cores per server on which the applications run, and the number of users that are able to access the server at any particular time. Pricing of db4o also varies according to several factors, including the number of users that are able to access the server at any particular time. However, due to the open source nature of the db4o product, for db4o at this time we only offer use/deployment licenses (and not development licenses).

VARs license development software from us on a per seat basis and on terms similar to those of development licenses that we license directly to End-Users. VARs are authorized to sublicense directly to the End-User deployment copies of our data management products, which are either bundled or embedded in the VARs' applications.  VARs are required to report the distribution of our software to us and are charged a royalty that is based either on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VAR to its end-user customers. These royalties may be prepaid in full or paid upon deployment.

Frequently, a significant portion of our total revenues has been derived from a limited number of large organizations who tend to change from year to year. In fiscal year 2011, one customer accounted for 10% of our total revenues in the first quarter; two customers accounted for 15% and 14%, respectively of our total revenues in the second quarter; two customers accounted for 11% and 11%, respectively, of our total revenues in the third quarter; and one customer accounted for 15% of our total revenues in the fourth quarter. One customer accounted for 12% of our total revenues for the fiscal year ended October 31, 2011.

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

Our Vertical Markets

Versant Object Database and FastObjects are licensed for development or deployment, or both, and db4o is licensed only for deployment, in a wide range of application categories.  A substantial amount of our sales is for applications in the telecommunications, technology, healthcare, defense, transportation, financial services and media sectors.  Many of our customers have licensed multiple copies of our products for use in different applications.

Our future performance will depend in significant part on achieving increased usage and sales of the Versant Object Database and FastObjects in telecommunications, technology, healthcare, government and defense, transportation, financial market applications, media, and online gaming, the continued acceptance of our products within these industries and achieving use and acceptance of our products in other industries such as the energy sector. Our performance will also be affected by the success of our planned development of new product offerings and the adoption of those products to solve the Big Data problems of our current and future vertical markets.

Sales and Marketing

Sales Channels. We market and sell our products principally through our direct sales force and through value-added resellers, systems integrators, and distributors.

Direct Sales. Our direct sales organization is based in our corporate offices in Redwood City, California and Hamburg, Germany, and in other offices in the U.S. and Europe. The direct sales organization includes field sales personnel, who are responsible for account management, and systems engineers, who answer technical questions and assist customers in running benchmarks against competitive products and in developing prototype applications.

Indirect Sales.  Part of our sales strategy is to further develop indirect distribution channels, such as value-added resellers and systems integrators who address new markets or industries.  Systems integrators may integrate our products with their own products or those of other vendors, in order to provide a complete solution to their customers. Under their agreements with Versant, value-added resellers and systems integrators are typically not subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Some of our value-added resellers and systems integrators offer products they produced by themselves or by other vendors, which may in some cases compete with our products. In addition we distribute our products in certain markets through distributors who resell our products without integrating them in other solutions.

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

Sales Process.  The cycle for a complete sale of our products to new and large enterprise customers can often exceed six months and may extend to a year or beyond.  For existing customers with successfully deployed applications, sales cycles for new applications of our core products are generally shorter.  During the sales cycle, meetings involving both Versant technical and management staff are conducted frequently at the prospective customer's site and at our offices.  As part of their product selection process, our prospective customers typically perform a detailed technical evaluation or benchmark of our object-based technologies, often directly comparing them to competitive products.  Upon completion of the evaluation, a customer that chooses our solution may license one or more development licenses, which entitle the customer to develop applications that use a Versant software product. The number of development licenses a customer may acquire depends upon the number of programmers who will develop and build the customer's application.  Additionally, a customer may purchase technical support, training courses and consulting services.  Our customers may also purchase deployment licenses from us that enable them to sell and market product applications developed under a Versant development license. In some cases our customers purchase deployment licenses at the same time they acquire development licenses. In other cases customers may instead defer their purchase of deployment licenses and related maintenance until they complete the application development under their development license (a process that typically takes at least six months and can exceed one year).

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

International Sales and Marketing.  Our international sales are primarily recorded by our subsidiary in Germany, which sells our products through distributors and value-added resellers, as well as directly to end-users. In fiscal 2009, we partnered with a distributor in China and in 2011 with a distributor in India to access potential long-term growth opportunities in those geographic regions. For fiscal 2011, our international revenues derived from customers outside North America made up approximately 60% of our total revenues, compared to 60% for fiscal 2010 and 62% for fiscal 2009. Risks particularly associated with our international sales are discussed below in Item 1A under the risk factor captioned “International Operations pose unique risks”.

Competition

Our software products compete with products of companies offering object and relational database management systems. Our competitors, especially Oracle and Progress Software, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, broader product offerings, larger and more established distribution channels and a larger installed base of customers than does Versant. In addition, many of our competitors have well-established relationships with our current and potential customers and may offer broader suites of products with a wide array of complementary applications which may incentivize customers to purchase these competitors' data management products. We will encounter competition from new sources such as 10gen, IBM, EMC, HP and Teradata as the implementation of our new Big Data strategy brings us into new marketplaces. We may not be able to compete successfully against current or future competitors, and competitive pressures could have a material adverse effect on the business, pricing, operating results and financial condition of the company.

Research and Development

Currently our research and development activities are conducted primarily in Hamburg, Germany and consist primarily of the development of enhancements of and improvements to our existing product line, (quality assurance engineering) and development of add-on option solutions used with our principal products. Our new Big Data strategic initiative will require significant investment in research and development to develop analytics software, application programming interfaces and server technologies to manage Big Data sets. Consequently, in order to pursue this initiative, Versant expects to increase its research and development expenses from 2011 levels by approximately 40% in 2012. In fiscal 2011, fiscal 2010 and fiscal 2009, our research and development expenses were $3.9 million, $3.8 million and $4.0 million, respectively. Our research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors and, to a lesser degree, depreciation of capital equipment.

Intellectual Property and Other Proprietary Rights

We consider our products to be proprietary. We attempt to protect our technology by relying primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements and, to a lesser extent, “shrink-wrap” licenses displayed in evaluation downloads and in software installation screens, which impose certain restrictions on the licensee's ability to utilize our software. In addition, we take steps to avoid disclosure of our trade secrets, such as requiring persons with access to our proprietary information to execute non-disclosure agreements, and we restrict access to our software source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We were awarded a United States patent (No. 5,822,759) for our proprietary cache system used within our product suites, which expires in 2015. We also have certain trademarks and service marks for certain of our products and services.

Employees

As of October 31, 2011, we and our subsidiaries had a total of 65 full time employees, of whom 24 were based in the United States and 41 in Europe. As of October 31, 2011, 33 employees were engaged in engineering and technical services, 18 were engaged in sales and marketing and the remaining 14 were engaged in general administration and finance. To the best of our knowledge, none of our employees is represented by a labor union. We have not experienced any organized work stoppage to date and believe that our relationship with our employees is generally good.

Our future performance depends mostly upon the continued service of our key technical, sales, and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition.

Restructuring

In September 2009, a restructuring plan was undertaken to consolidate the Company's research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. The Company committed to closing its research and development facility in Pune, India and winding down the affairs of its subsidiary, Versant India Private Limited. The restructuring was substantially completed during the second fiscal quarter ended April 30, 2010. See Note 12 of our “Notes to Consolidated Financial Statements” in Item 8 of this report for more information regarding this transaction.

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

Information regarding our revenues, net income, total assets and other financial information for our fiscal years ended
October 31, 2011, 2010 and 2009 can be found in Item 8 of this report on Form 10-K, which is incorporated here by reference.

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

Current economic conditions may harm our business and results of operations. Global economic conditions and financial markets have continued to be challenging to the enterprise software market, as many economies and financial markets continue to experience a deep recession stemming from a multitude of factors, including adverse credit conditions, slower economic activity, concerns about the debt levels and financial viability of certain European countries and the instability of financial institutions and other businesses, inflation and deflation, continuing high rates of unemployment, reduced corporate capital spending, adverse business conditions and liquidity concerns and other factors. Recovery of economic growth in the U.S. and many other countries has remained very slow and the length of time these adverse economic conditions may persist are unknown. During challenging economic times and in tight credit markets, many prospective customers delay or reduce technology purchases. This has resulted, and could continue to result in, reductions in sales of our products and services, longer sales cycles, smaller sales levels, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. Continued softness in corporate information technology spending would have a direct adverse impact on our business and any of the events described above in this paragraph would likely materially harm our business, including by decreasing our revenues, decreasing cash provided by operating activities and negatively impacting our liquidity. We cannot predict the duration of these economic conditions or the impact they will have on our customers or business.

Efforts to expand and diversify our product line may adversely affect our operating results and may not result in the development of successful new products. In 2012 and future years we plan to develop new products in order to expand and diversify our product offerings beyond our existing core products, VOD, FastObjects and db4o. The new software that we propose to develop will require substantial research and development, marketing and sales expenditures, and in some cases product acquisition and technology licensing costs, with no assurance that we will receive incremental additional revenue from such new products. Developing successful new products will require us to incur significant marketing expenditures to determine the viability of such new products and applications and target customers, as well as substantial research and development expenditures and additional sales expense associated with selling new products. A significant portion of such expenses would likely be incurred well in advance of our recognition of any revenues from such new products, and thus are likely to adversely affect our results of operations and cash flows for certain fiscal periods. In addition, there can be no assurance that any new products will be successfully developed, accepted in the marketplace or generate meaningful amounts of revenue or net income. Failure to develop successful new products may adversely affect our reputation and our ability to successfully market other products and our future revenues. Consequently, the Company must act carefully when making product or technology development decisions. In December 2008 we acquired the db4o database assets of Servo Software, with the objective of giving us a new product, as well as access to new customers and additional revenue opportunities. However the financial costs of this acquisition and associated operational costs have adversely affected our results of operations for fiscal years 2011, 2010 and 2009 and may continue to do so.

We are dependent on a limited number of products, especially Versant Object Database or “VOD”. Most of our license revenues to date have been derived from our VOD product, its predecessors and related products that add to or extend the capabilities of VOD. Consequently, if our ability to generate revenues from VOD were negatively impacted, our business, cash flows and results of operations would be materially and adversely affected. Many factors could negatively impact our ability to generate revenues from Versant Object Database, including without limitation softness in demand in the North American or European markets for enterprise software, the current instability in the global economy and any slowness in the U.S. or European economies or in key industries we serve, such as the telecommunications and information technology industries, the success of competitive products of other vendors, reduction in the prices we can obtain for our products due to competitive or economic factors, the adoption of new technologies or standards that make our products technologically obsolete and customer reluctance to invest in object-oriented technologies. Although we have taken steps to diversify our product line through our 2004 acquisition of Poet and its FastObjects data management product and our December 2008 acquisition of db4o, we still expect that sales of VOD will continue to be very critical to our revenues for the foreseeable future. Accordingly, any significant reduction in revenue levels from our VOD product can be expected to have a material negative impact on our business and results of operation. It is possible that our efforts to develop and market our proposed new products for Big Data applications could divert attention from our continued development, sales and marketing efforts for VOD, and any failure by the Company to devote sufficient effort to VOD development, sales and marketing efforts could have an adverse impact on VOD sales and the Company's overall revenues and financial condition.

We depend on successful technology development. We believe it will be necessary for us to increase significantly our research and development expenditures in order for us to develop the new products outlined in our strategic roadmap. While we believe our research and development expenditures will result in new salable product, because of the uncertainty of software development projects and risks posed by the current economic downturn, these expenditures will not necessarily result in successful product introductions or sustained or increased revenue levels. Uncertainties affecting the success of software development project introductions include risks of technical difficulties, delays in the introductions of new products, potential product errors, market conditions, competitive products, and customer acceptance of and demand for new products and the operating systems they run on. We also face certain challenges in integrating third-party technology embedded in our products. These challenges include the technological challenges of integration, which may result in development delays, and uncertainty regarding the economic terms of our relationship with our third-party technology providers, which may result in delays of the commercial release of new products. In addition, if we are required to adopt cost-conservation measures, we may be compelled to reduce the amount of our investment in research and development activities, which could adversely affect our ability to maintain the competitiveness of our existing products, our ability to develop new products (including without limitation the new proposed products outlined in our strategic roadmap) and our future research and development capabilities. Failure to continue to timely develop technologies and products necessary for us to remain competitive is likely to have a material and adverse effect on our business.

Reduced demand for our products and services may prevent us from achieving targeted revenues and profitability. Our revenues and our ability to achieve and sustain profitability depend on continuing or increasing the level of overall demand for the software products and services we offer. Demand for our product line may be reduced due to alternative technologies offered by competitors, negative customer perception of our object-oriented technology or other causes, including economic conditions that adversely affect the industries of our most significant customers, such as the defense and telecommunications industries. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to additional products or services from us, particularly in our North American markets. Any significant reduction in the demand for our products or services would have a material adverse effect on our business and results of operations.

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

Our customer concentration increases the potential volatility of our operating results. Due to the nature of our products a significant portion of our total revenues has been, and we believe will continue to be, derived from a limited number of significant orders placed by large organizations. For example, in fiscal year 2011, one customer accounted for 10% of our revenues in the first quarter; two customers accounted for 15% and 14%, respectively of our total revenues in the second quarter; two customers accounted for 11% and 11%, respectively, of our total revenues in the third quarter; one customer accounted for 15% of our total revenues in the fourth quarter; and one customer accounted for 12% of our total revenues for the fiscal year ended October 31, 2011. Similarly, in fiscal year 2010, one particular customer accounted for 13%, 12%, 15% and 9% of our total revenues in the first, second, third and fourth fiscal quarters of that fiscal year, respectively, and 12% of total revenues for that fiscal year. A different customer accounted for 17% of our total revenues in the second fiscal quarter of 2010 and two other customers accounted for 12% and 13%, respectively, of our total revenues in our fourth fiscal quarter of 2010. The timing of large orders and their fulfillment has caused, and in the future is likely to cause, material fluctuations in our operating results, particularly on a quarterly basis. In addition, our major customers tend to change from year to year. The loss of any one or more of our major customers, or our inability to replace a customer making declining purchases with a new customer of comparable significance, could each have a material adverse effect on our business.

Our quarterly revenue levels and operating results are not predictable and have resulted in volatility in our stock price. Our revenues and, in some cases, our operating results, have fluctuated (in some cases significantly) on a quarterly basis, and we expect this trend to continue. For example, in fiscal 2011, our quarterly revenues fluctuated from a high of $4.6 million in the first quarter of 2011 to a low of $3.5 million in the second quarter of 2011. These quarterly fluctuations can result in volatility in our stock price and result from a number of factors, including but not limited to the following:

•
delays by our customers (including customers who are resellers) in signing revenue-bearing contracts that were expected to be entered into in a particular fiscal quarter and, in particular, the timing of any significant sales transactions;

•
the status of the market for enterprise software and general macroeconomic factors that impact our potential customers' capital purchasing decisions for information technology ( or “IT”) solutions, such as our products, which may result in fewer licenses or smaller license transactions;

•	the lengthy sales cycle associated with our products, which complicates our ability to accurately forecast the timing of our revenues;

•	changes in customer purchasing patterns, such as customers' selecting lower levels of maintenance and support services;

•	fluctuations in domestic and foreign demand for our products and services, particularly in the telecommunications and defense markets;

•	customer and market perceptions of the value and currency of object-oriented software technology;

•	uncertainty regarding the timing and scope of our customers' deployment of VOD-based applications, where our revenues are contingent upon the customer's deployment of our product;

•	any failure by us to timely develop and launch successful new products;

•	the impact of new product introductions, both by us and by our competitors;

•	our unwillingness to lower our prices significantly to meet reduced prices set by our competitors or to successfully meet other competitive market conditions;

•	the effect of the publication by industry writers or others of their opinions about us, our products, our competitors and our competitors' products;

•	customer deferrals of orders for our products or services in anticipation of our product enhancements, or the pending release of new product versions or new product offerings by us or our competitors;

•	the extent to which we do or do not complete tasks under contracts for consulting projects which must be completed in order for us to recognize certain revenues under such contracts;

•	failure to transition db4o customers to other Versant products; and

•	potential customers' unwillingness to invest in our products given our size and assets.
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

Our future revenues are substantially dependent upon our installed customers continuing to license Versant products and renew their maintenance agreements for our products. Our future professional services and maintenance revenues are dependent on future sales of our software products. We depend heavily on our installed customer base for future revenues from licenses of additional products or upgrades of existing products and from related fees for the renewal of maintenance and support agreements. If our existing customers do not purchase additional products, upgrade existing products or renew their maintenance and support agreements with us, this could materially and adversely affect our business and revenues and our future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are generally renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenues in future periods if they choose not to renew our maintenance services or renew them at lower service levels that generate lower revenues. This risk may be increased in the case of long-term customers who have not upgraded our products which they license. In addition, our customers may choose not to purchase additional products, upgrades or professional services. Our professional services and maintenance revenues are also dependent upon the continued use of our products by our installed customer base. Consequently, any downturn in our software license revenues would likely have a corresponding negative impact on the growth of our professional service and maintenance revenues.

We plan to substantially increase our research and development, and sales and marketing efforts and related expenses in fiscal 2012, which is likely to adversely affect our operating results in fiscal 2012 and may continue to adversely affect our operating results thereafter if these efforts are unsuccessful. As part of our 2012 strategic new product initiative, we expect to develop database software related to very large data problems and plan to make significant investments in research and development in order to execute on this initiative. Specifically, we currently have plans to increase our research and development spending levels by approximately 40% in fiscal 2012 compared to the prior fiscal year. In addition as we did in fiscal 2011, in fiscal 2012 we again anticipate increasing our sales and marketing efforts and associated sales and marketing expense in order to enter into the Big Data market, attract new customers and to find new applications for our products with existing customers. We currently have plans to increase our sales and marketing spending levels by approximately 30%, in fiscal 2012 compared to fiscal 2011. While we anticipate receiving benefits from these additional research and development, and sales and marketing investments over the medium term, we do not expect to generate meaningful revenues from our new product initiative in fiscal 2012, and we currently expect that our total revenues in fiscal year 2012 will remain at approximately 2011 levels. Consequently as a result of these planned investments, we currently estimate that we will experience a net loss of approximately $1.7 to $1.9 million for the fiscal year ending October 31, 2012, and we expect our net cash from operating activities for fiscal year 2012 to be minimal. If our enhanced research and development and sales and marketing activities do not result in additional revenues and new customers, the related increased research and development and sales and marketing expenses associated with these efforts would likely adversely affect our results of operations over the medium to longer term. Further, even if our increased research and development and sales and marketing efforts are successful, we do not expect to recognize revenue from our new strategic product initiative until sometime in fiscal 2013, and due to the relatively long sales cycle of our products, the benefit of these efforts likely will not be meaningfully realized until future fiscal periods, so that such increased research and development and sales and marketing expenses will still be likely to adversely affect our results of operations in the fiscal periods in which they are incurred. Without limitation, the estimates, forecasts and other statements in this paragraph are forward-looking statements.

Our products have a lengthy sales cycle. The sales cycle for our VOD, FastObjects and db4o products varies substantially from customer to customer and similar long sales cycles can be expected for new products developed pursuant to our new Big Data product initiative. This sale cycle often exceeds six months and can sometimes extend to a year or more, especially for sales to defense sector customers. Due in part to the critical and strategic nature of our products and the level of expenditures associated with their purchase, our potential customers are typically very cautious in making decisions to acquire our products. In order for us to influence our customers' decision to license our products we often must provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we frequently commit to provide that education without any charge or reimbursement. Generally, pre-sales support efforts, such as assistance in performing benchmarking and application prototype development, are also conducted with no charge to customers. Because of the lengthy sales cycle for our products and the relatively large average dollar size of our individual licenses, a lost or delayed sales transaction could potentially have a significant negative impact on our operating results for a particular fiscal period.

We may not be able to manage our costs effectively given the unpredictability of our revenues. We expect to continue to maintain a relatively high percentage of fixed expenses. We expect our research and development and our sales and marketing expenses to increase substantially as we invest in efforts to develop new products and expand our customer base. Consequently, if our forecasted revenue does not materialize, our business, financial condition and results of operations will be materially harmed.

We rely on revenues from the telecommunications and to a lesser degree, certain other industries; and these industries are characterized by complexity, intense competition and changes in purchasing cycles. Historically, we have been highly dependent upon the telecommunications industry and, more recently, we are also becoming increasingly dependent upon the information technology, medical, transportation and finance industries, for sales of VOD. Our success in these markets depends, to a large extent, on general economic conditions affecting these industries, our ability to successfully compete with other technology providers of solutions that directly compete with, or provide alternatives to, our products, our ability to develop products that can successfully interoperate in different computing environments and the continued belief by our existing and potential customers that we have the expertise and financial stability necessary to provide effective solutions and support in these markets on an ongoing basis. If any of these conditions, among others, are not satisfied, we may not be successful in generating additional opportunities in these markets. As previously noted, the current global economy is in a recession and, in the past, general economic downturns have also adversely affected our ability to generate revenues from customers in the telecommunications and other industries. In addition, the types of applications and commercial products needed by the telecommunications industry and other markets we address are continuing to develop and are rapidly changing, and these markets are characterized by an increasing number of new entrants whose products may compete with ours. As a result, we cannot predict the future growth of (or whether there will be future growth in) these markets, and demand for object-oriented databases applications in these markets may not develop or be sustainable. We also may not be successful in attaining a significant share of these markets due to competition and other factors, such as our limited size and working capital. Moreover, potential customers in these markets generally develop sophisticated and complex applications that require substantial consulting expertise to implement and optimize. There can be no assurance that we can hire and retain adequate skilled personnel to provide such ongoing consulting services.

We rely on a substantial portion of our revenues being generated through our international operations and will continue to do so in the future. A large portion of our revenues is derived from customers located outside North America, and it is critical for us to maintain these international revenues. Following our 2004 acquisition of Poet, which had a strong European presence, international revenues have represented a larger percentage of our total revenues than they had prior to that time. Consequently, we maintain a significant portion of our workforce in Germany and must conduct our operations internationally and maintain a significant presence in international markets. In each of fiscal 2011 and fiscal 2010, international revenues derived from customers outside North America made up approximately 60% of our total revenues for each such fiscal year, and international revenues comprised 62% of our total revenues in fiscal 2009. Most of our non-North American revenues are derived from Europe, but we have taken initial steps to develop new distribution channels in China and India in an effort to expand our customer base and future revenues. We have substantially less experience in the sale and marketing of our products and services in Asia and India and there can be no assurance that our efforts to develop new customers there will be successful or will not result in increased sales and marketing costs that may not generate corresponding revenue, which would adversely affect our operating results. We expect international revenues to continue to be critical to our operations and cash flows.

International Operations pose unique risks. Our international operations are subject to a number of unique risks in addition to the risks faced by our domestic operations. These risks include, but are not limited to the following areas:

•	fluctuations in foreign exchange rates;

•	longer receivable collection periods;

•	adverse changes in regulatory requirements;

•	dependence on independent resellers;

•	compliance with multiple and conflicting laws, regulations and technology standards in different jurisdictions, some of which are more burdensome and restrictive than U.S. laws;

•	costs and difficulties in adapting and translating product documentation and materials to meet local market requirements;

•	import and export restrictions, tariffs, local taxes and other regulatory restrictions;

•	difficulties in, and increased costs of, staffing and managing foreign operations;

•	potentially adverse tax consequences arising from international operations and inter-company transactions;

•	the burdens of complying with a variety of foreign laws, including more protective employment laws affecting our sizable workforce in Germany;

•	limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries; and

•	the impact of business cycles, economic and political instability and potential hostilities outside the United States.
In addition, in light of increasing concerns about global security and terrorism, and the extended global economic downturn, there may be additional risks of disruption to our international sales activities. Any prolonged disruption in the markets in which we derive significant revenues may potentially have a material adverse impact on our revenues and results of operations.

In order to be successful, Versant must attract, retain and motivate key employees, for whom competition is intense; and failure to do so could seriously harm the Company, particularly given the smaller size of our executive management team. In order to effectively execute our business strategy, we must attract, retain and motivate our executives and other key employees, including those in managerial, sales and technical positions. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could have a material adverse effect on our business, particularly so given the relatively smaller size of our executive management team, which currently consists of Bernhard Woebker, our President and Chief Executive Officer, and Jerry Wong, our Vice President Finance, Chief Financial Officer and Secretary. Our future success also depends on our continuing ability to attract, train and motivate highly qualified technical, sales and managerial personnel. Constraints on our ability to offer compensation at levels that may be offered by larger competitors and other circumstances may adversely affect our ability to attract and retain key management in the future. We must continue to motivate our employees and keep them focused on the achievement of our strategies and goals. We now employ a sizable German workforce subject to German employment law, which generally provides greater financial protection to terminated employees than does United States law. Consequently, failure to retain our German employees may cause us to incur significant severance costs, which could adversely affect our operating results and financial condition.

Our personnel, management team and operations are located in different countries and as a result, we may experience difficulty in coordinating our activities and successfully implementing Company goals. Following our 2004 merger with Poet, we acquired significant operations and personnel in Europe and now have approximately 41 employees based in Europe, whose activities must be well coordinated with those of our U.S. workforce and our other employees. The significant geographic dispersion of our management team and our workforce may make it more difficult for us to successfully manage our long-term objectives, coordinate activity across the Company, and integrate our operations and business plans, and causes us to incur certain additional travel and other expenses to maintain communications between our various offices.

An impairment loss could have a material adverse impact on our financial condition and results of operations. The continued global economic instability, resulting in, among other things, lower demand for our offerings and disruption of capital and credit markets could significantly affect our stock price and market capitalization. It is possible that further sustained declines in our stock price would result in a goodwill impairment loss that could have a material adverse impact on our financial condition and results of operations.

We are subject to litigation and the risk of future litigation. Litigation can be expensive to defend, can consume significant amounts of management time and can result in judgments or settlements that could have adverse effects on our results of operations, financial condition and cash reserves. We are subject to potential litigation claims and the resulting costs and distraction. For example, during fiscal 2006, we settled a litigation that commenced in the last quarter of fiscal 2004 when we were sued by Systems America, Inc., a privately held company, in an action which alleged that, prior to our acquisition of a smaller privately-held company in November 2002, persons associated with that company misappropriated trade secrets and confidential information of Systems America, unfairly competed with Systems America with respect to its customer relationships, and infringed Systems America's trademarks and trade names. Additionally, during fiscal 2008, we settled another related litigation in which a prior customer was seeking indemnification from us for costs the customer had incurred in defending a suit brought against it by Systems America Inc., which alleged that a Versant product that was discontinued in 2004 infringed Systems America's intellectual property. Such settlements can adversely affect our operating results and reduce our cash reserves.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership which are beyond our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased tax liability to us in the future. In addition the State of California has in certain cases suspended the ability to utilize net operating loss carry forwards in the current (and certain past) tax years and could do so again in the future.

Although we believe our internal control over financial reporting is effective, there remain risks that our controls may become inadequate. Since we are required to assess our internal control over financial reporting on an annual basis, any future adverse results from such an assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report's assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's assessment of internal control over financial reporting requires management to make subjective judgments and therefore, we may have difficulties in accurately assessing the effectiveness of our internal controls. In addition, if we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Failure to adequately protect our intellectual property could impair our ability to successfully compete. Despite our efforts to protect our proprietary rights, third parties may attempt to misappropriate or copy aspects of our products or our technologies, obtain or wrongfully use information we regard as proprietary or use or make unauthorized copies of our products or technologies in violation of license agreements. Policing unauthorized use of our products is difficult and enforcing our proprietary rights is potentially expensive. In addition, we conduct a substantial portion of our business outside the United States and the laws of many jurisdictions do not protect our proprietary rights to as great an extent as do the laws of the United States. Shrink-wrap licenses may be wholly or partially unenforceable under the laws of certain jurisdictions and copyright and trade secret protection for software may be unavailable or very difficult to effectively enforce in certain foreign countries. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technologies, which they could then market and sell to our customers, which could have an adverse impact on our revenues.

We may be subject to claims of intellectual property infringement. Developers of software such as the Company are frequently subject to intellectual property infringement claims as the number of products, competitors and patents in our industry sector grows. Intellectual property infringement litigation can also arise when we acquire businesses or assets. For example, in 2004 we were the subject of a suit alleging that a company we purchased misappropriated intellectual property and the plaintiff in that litigation also brought an action against one of our customers on related facts, which resulted in that customer making a claim for indemnification against us. Although these suits were settled, any claim of this type, whether meritorious or not, could be time-consuming, could result in significant litigation expenses, could cause product shipment delays and require us to enter into royalty or licensing agreements or pay amounts in settlement of the claims or pursuant to judgments, which could adversely affect our results of operations. If any of our products or technologies were found to infringe third-party rights, royalty or licensing agreements to use such third-party rights might not be available on terms acceptable to us, or at all, and we might be enjoined from marketing an infringing product or technology, each of which circumstances could have a material adverse effect on our business, operating results and financial condition.
Our use of open source software could negatively impact our ability to sell our products. The products, services or technologies we acquire, license, provide or develop may incorporate or use open source software. We monitor our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. There is relatively little or no legal precedent for interpreting the terms of these open source licenses, whose terms may be difficult to interpret or apply, therefore we may be subject to unanticipated obligations regarding our products that incorporate open source software. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against us.

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

Charges to earnings resulting from our acquisition of businesses or assets may adversely affect the market value of our common stock. In accordance with U.S. generally accepted accounting principles, we account for our merger with Poet, our acquisition of FastObjects, Inc. and our fiscal 2009 acquisition of the db4o assets of Servo Software using the purchase method of accounting, which result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we have allocated the total estimated purchase price of Poet, FastObjects and db4o to net tangible assets and amortizable intangible assets based on their fair values as of the respective dates of the closing of these acquisitions, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the useful lives of certain intangible assets acquired in connection with db4o, which will extend into future fiscal years. In addition, to the extent the value of goodwill or intangible assets is impaired we may be required to incur material charges relating to the impairment of those assets. Such amortization and potential impairment charges could have a material impact on our results of operations.

Our common stock is listed on the NASDAQ Capital Market. The listing of our common stock on The NASDAQ Capital Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our common stock. We may be unable to list our common stock on The NASDAQ Global Market System, or NGMS.

The nature of the trading market for our stock makes our stock price volatile. We have a relatively smaller number of holders of our stock and the market for our common stock is characterized by relatively small sales volumes, which contributes to the volatility of our stock price and its sensitivity to larger trades of stock. During fiscal years 2009, 2010 and 2011, our Board of Directors approved annual stock repurchase programs under which the Company repurchased an aggregate total of approximately $10.5 million worth of our outstanding common shares, and in November 2011, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to potentially repurchase up to $5.0 million of its common stock in fiscal 2012. Repurchases of our shares will reduce the number of our outstanding common shares and might incrementally increase the potential for volatility in our stock by reducing the potential volumes at which our common shares may trade in the public markets.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses. Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters in Redwood City, California, is located near major earthquake faults. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses in and interruptions of our business (as well as of our customers' businesses) could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal administrative, sales and marketing operations are headquartered at an approximately 6,800 square foot office facility we lease that is located at 255 Shoreline Drive, Suite 450, Redwood City, California 94065. Our current lease of this facility expires in May 2013. In November 2011, we leased an additional 2,500 square feet in the same facility through May 2014 and in January 2012, we leased approximately 1,600 square feet in an office building in Cupertino, California for the twelve months ending January 2013.

Our international subsidiary in Hamburg, Germany entered into a lease which commenced in December 2009 for a term of 60 months ending in November 2014. Our prior Hamburg office lease expired by its terms on December 31, 2009. In January 2011, we entered into a thirty-six month lease for approximately 300 square feet of office space in Munich, Germany.

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol “VSNT.”  Our common stock commenced trading on the Nasdaq National Market on July 18, 1996.  From July 19, 1999 until March 7, 2000, our common stock was traded on the Nasdaq SmallCap Market.  From March 8, 2000 until September 30, 2002, our common stock was traded on the Nasdaq National Market. Our common stock has been traded on the Nasdaq Capital Market since October 1, 2002.  We requested that listing of our common stock be transferred to the Nasdaq Capital Market as of October 1, 2002 since at that time it seemed unlikely that, in the near term, we would continue to be able to satisfy the then-applicable listing criteria of the Nasdaq National Market System.

The following table lists the high and low selling price of our common stock, based on the last daily sale reported on the Nasdaq Capital Market for the periods indicated during the last two fiscal years:

	High	Low
Fiscal year ended October 31, 2011:
Fourth quarter	$12.22	$9.97
Third quarter	$13.06	$11.38
Second quarter	$13.84	$12.80
First quarter	$13.97	$11.07

Fiscal year ended October 31, 2010:
Fourth quarter	$11.94	$10.58
Third quarter	$15.05	$10.63
Second quarter	$15.58	$14.35
First quarter	$19.31	$14.70

Shareholders

There were approximately 63 holders of record of our common stock as of January 25, 2012.  We believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend policy

We have neither declared nor paid any cash dividends on our common stock in the past. We currently intend to retain future earnings, if any, to fund development and growth of our business and, therefore, do not at this time anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Versant made no issuances of unregistered securities in fiscal 2011.

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

On November 30, 2009, our Board of Directors approved a new stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise (the “fiscal 2010 stock repurchase program”), which expired by its terms on October 31, 2010. Pursuant to the fiscal 2010 stock repurchase program, Versant acquired 356,104 common shares on the open market and in block trades for approximately $4.3 million at an average purchase price of $12.06 per share.

On November 29, 2010, our Board of Directors approved a new stock repurchase program authorizing Versant to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise (the “fiscal 2011 stock repurchase program”), which expired by its terms on October 31, 2011. Pursuant to this fiscal 2011 stock repurchase program, Versant acquired 240,629 common shares on the open market and in block trades for approximately $3.0 million at an average purchase price of $12.23 per share.

The stock repurchase activity under our stock repurchase program during the three months and fiscal year ended October 31, 2011 is summarized in the following table:

	Total Number of Shares Purchased (2)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Period:
August 1 - August 31, 2011	3,104	$10.11	3,104	$2,238,081
September 1 - September 30, 2011	5,128	11.20	5,128	$2,180,672
October 1 - October 31, 2011	10,910	11.22	10,910	$2,058,286

Three months ended October 31, 2011	19,142	11.03	19,142

November 30, 2010 - July 31, 2011	284,032	12.59	221,487

Fiscal year ended October 31, 2011	303,174	$12.49	240,629

1	Average price paid per share is calculated on a settlement basis and excludes commission.

2	On March 28, 2011, the Company repurchased 62,545 shares of its common stock at $13.50 pursuant to the Separation Agreement with its former CEO.

3
Except as noted in footnote 2 (regarding a repurchase of stock from Versant's former CEO), all repurchases reflected in the above table were made pursuant to the Company's fiscal 2011 stock repurchase program, which authorizes the repurchase of up to $5,000,000 of common stock. This repurchase program was approved on November 29, 2010 and announced on December 1, 2010 and expired by its own terms on October 31, 2011.

4
On November 28, 2011 our Board of Directors approved a new stock repurchase program announced on December 1, 2011 and pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, terminated or extended at any time by the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of October 31, 2011 with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category:
Equity compensation plans¹ approved by security holders	650,465	$15.20	375,163
Equity compensation plans not approved by security holders	—	—	—
Total	650,465	$15.20	375,163

[1] Please see Note 10 of our "Notes to Consolidated Financial Statements" in Item 8 of this report for a description of our equity compensation plans.

Stock Price Performance Graph and Cumulative Total Return

The graph below compares the cumulative total shareholder return on Versant common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index for each of the last five fiscal years ended October 31, 2011, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
** $100 invested on 10/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and the Consolidated Financial Statements and related Notes of Versant included in Item 8 of this report. The selected consolidated balance sheet data as of October 31, 2011 and 2010 and selected consolidated statements of income data for the years ended October 31, 2011, 2010 and 2009, are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of October 31, 2009, 2008 and 2007 and the selected consolidated statements of income data for the years ended October 31, 2008 and 2007 were derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended October 31,
	2011	2010	2009	2008	2007
Consolidated statements of income data:
Total revenues	$16,272	$15,766	$18,150	$25,298	$21,150
Gross profit	$14,270	$13,653	$15,919	$23,116	$19,112
Income from operations (1, 2, 3)	$946	$1,971	$4,045	$9,951	$7,664
Income from continuing operations before income taxes	$984	$2,121	$4,277	$10,822	$8,196
Net income from continuing operations (4)	$702	$1,654	$4,839	$9,391	$7,329
Net income	$702	$1,654	$4,839	$9,489	$7,633
Per share data:
Net income from continuing operations, basic	$0.23	$0.48	$1.33	$2.52	$2.01
Net income from continuing operations, diluted	$0.23	$0.48	$1.32	$2.48	$1.98
Net income, basic	$0.23	$0.48	$1.33	$2.54	$2.09
Net income, diluted	$0.23	$0.48	$1.32	$2.51	$2.06

	October 31,
	2011	2010	2009	2008	2007
Consolidated balance sheets data:
Cash and cash equivalents	$23,145	$24,911	$27,812	$27,234	$19,086
Total assets (5)	$36,636	$39,129	$41,373	$38,561	$30,466
Total long-term liabilities	$178	$205	$272	$374	$674
Total shareholders' equity (6,7,8,9)	$32,535	$34,444	$36,257	$33,154	$23,165

(1) Restructuring charges of approximately $25,000, $39,000 and $139,000 were recorded in fiscal 2011, 2010, and 2009, respectively.
(2) In fiscal 2007, a loss on the liquidation of a foreign subsidiary of approximately $245,000 was recorded.
(3) In fiscal 2008, a charge of $800,000 to settle litigation was recorded in operating expenses.
(4) In fiscal 2009, we released approximately $939,000 of the valuation allowance against our net deferred tax assets.
(5) In fiscal 2009, we acquired the assets of db4o for approximately $2.6 million. $2.4 million of the acquisition costs were paid in fiscal 2009 and $180,000 of the acquisition costs were paid in fiscal 2010.

(6) In fiscal 2009, we repurchased 222,688 shares of Versant common stock for approximately $3.2 million.
(7) In fiscal 2010, we repurchased 356,104 shares of Versant common stock for approximately $4.3 million.
(8) In fiscal 2011, we repurchased 240,629 shares of Versant common stock for approximately $3.0 million.
(9) In fiscal 2011, we repurchased 62,545 shares of Versant common stock for approximately $844,000 pursuant to a separation agreement with our former CEO.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As indicated in the paragraph above Item 1 of this report, this report on Form 10-K (including this Item 7) contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  These forward-looking statements include, among other things, statements regarding the Company's expected future financial performance, assets, liquidity and trends anticipated for the Company's business. These statements are based on the Company's current expectations, assumptions, estimates and projections about the Company's business, the Company's industry and the market for the Company's goods and services, which are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," "should," "estimates," "predicts," “forecasts,” "guidance," "potential," "continue" or the negative of such terms, other variants of such terms or other similar expressions.

We caution readers that these forward-looking statements are not assurances of our future performance or financial condition and are subject to and involve significant known and unknown risks, uncertainties and other factors that may cause the Company's actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, estimated, forecasted, projected, implied in, anticipated or contemplated by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed in Item 1A of this report under the heading “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, financial performance or financial condition. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

Background and Overview

We design, develop, market and support high performance, object-oriented database management software solutions and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions. In December 2011, we announced a strategic product roadmap in which we have outlined our plans to create database software related to very large data problems. The goal of this new product development strategy is to extend Versant's proven ability to provide data solutions for large, distributed systems to emerging so called Big Data and near real-time analytical application opportunities. Our products and services collectively comprise our single operating segment, which we call “Data Management.”

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
Our Versant Object Database product offerings are used primarily by larger organizations, such as technology providers, telecommunications carriers, government defense agencies, defense contractors, healthcare companies and companies in the financial services and transportation industries, each of which have significant large-scale data management requirements. With the incorporation of the FastObjects solution into our product line following our March 2004 merger with Poet Holdings, Inc., we expanded the scope of our solutions to also address the data management needs of smaller business systems. By our acquisition of db4o in December 2008, we further expanded the scope of our solutions to include the embedded device market.

In December 2011, we announced a new strategic product roadmap under which we plan to develop database software products to address very large data problems. Versant plans to develop these new products in order to provide data management software that enables the development of analytical application for the intelligent "real-time enterprise."

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

Negative and Uncertain Global Economic Conditions Are Continuing to Impact Our Business

Global economic developments like the recent recessions and debt crises in the U.S. and Europe have continued to adversely effect the enterprise software market. Economic growth in the U.S. and many other countries has remained very slow and the length of time these adverse economic conditions may persist is unknown. Our business has been negatively affected by these ongoing worldwide economic conditions. It is unclear when or to what extent the macroeconomic environment may improve. During fiscal year 2011 our selling environment remained very challenging. We are seeing continuing pressures on our customers’ budgets, and as they are facing uncertainty and cost pressures in their own businesses, some of our customers are deferring purchases of our products or electing less expensive levels of our maintenance services. The current difficult and uncertain economic conditions are causing some of our customers to face financial challenges and they may continue to face such challenges for the foreseeable future. The current economic uncertainty could continue to harm our business, operating results and financial condition in the foreseeable future.

Financial Highlights for Fiscal Year 2011

•
Our net revenues in fiscal year 2011 were $16.3 million, an increase of $506,000 (or 3%) from net revenues of $15.8 million in fiscal year 2010. This increase in revenues arose from an increase in license revenue as a result of a modest global increase in the average license volume per customer. One customer accounted for 12% of our total revenues for the fiscal year ended October 31, 2011.

•
Our net income for fiscal year 2011 was $702,000 compared to a net income of $1.7 million in fiscal year 2010. The decrease in net income in fiscal year 2011 was primarily due to the planned $846,000 expansion of our sales and marketing activities and the $470,000 of nonrecurring separation costs related to the departure of our former CEO, partially offset by a modest increase in revenues.

•
Cash provided by operations in fiscal year 2011 was $2.6 million compared to $2.3 million in fiscal year 2010. This increase in cash provided by operations in fiscal year 2011 was primarily due to an approximate $1.0 million decrease in trade accounts receivable in fiscal year 2011 compared to an approximate $1.0 million increase in trade accounts receivable in fiscal year 2010, partially offset by the $1.0 million decrease in net income and a $606,000 decrease in liabilities in fiscal year 2011.

•
Cash used in investing activities in fiscal year 2011 was $775,000 compared to $645,000 in fiscal year 2010. The increase in cash used in investing activities was primarily due to a $295,000 increase in purchases of equipment and software that was partially offset by a decrease in cash used in investing activities due to the fact that the remaining contingent cash payments of approximately $180,000 related to our acquisition of the db4o assets were made in fiscal year 2010 and no such corresponding payments were made in fiscal year 2011.

•
Cash used in financing activities in fiscal year 2011 was $3.6 million compared to $4.1 million in fiscal year 2010. The decrease in cash used in financing activities in fiscal year 2011 when compared to fiscal year 2010 was due to a decrease of approximately $514,000 in funds used to repurchase shares of our common stock pursuant to our stock repurchase programs, together with an increase of $41,000 in the proceeds we received from issuance of common stock. During fiscal year 2011, our cash and cash equivalents balance decreased by $1.8 million to $23.1 million at October 31, 2011 compared to $24.9 million at October 31, 2010.

Fiscal Year 2012 and Beyond

During fiscal year 2012, we expect to focus our sales and marketing efforts on our data management products, (Versant Object Database, FastObjects and db4o), on related maintenance, consulting and training services and the launch of new products currently being developed to address Big Data problems. Versant Object Database was the key focus of our marketing efforts and the major source of our license and service revenues in fiscal year 2011.

We again expect to derive most of our revenues in fiscal year 2012 from Versant Object Database, FastObjects and db4o licenses and related services. Like many other software companies, we do not operate with a significant backlog of orders. Our license revenues, in particular, are difficult to forecast. The outlook into the Company's anticipated performance in fiscal year 2012 is uncertain, due principally to the prolonged worldwide economic instability. As part of our 2012 strategic initiative, we expect to develop database software related to very large data problems. Versant plans to make significant investments in research and development in order to execute on our new strategic initiative and additional marketing resources are also necessary to make the initiative a success. Versant anticipates revenues from this initiative beginning in fiscal year 2013.

Versant plans to increase its research and development as well as its sales and marketing spending levels by approximately 40% and 30%, respectively, in fiscal year 2012 compared to the prior fiscal year. The Company expects to recognize benefits from these additional investments over the medium term, and currently expects its total revenues in fiscal year 2012 to remain at approximately 2011 levels. As a result of these investments, we currently estimate a net loss of approximately $1.7 to $1.9 million for the fiscal year ending October 31, 2012. Versant expects net cash from operating activities for fiscal year 2012 to be minimal. Without limitation, the estimates, forecasts and other statements in this paragraph are forward-looking statements.
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

Revenue Recognition

We recognize revenues in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in:

•	Accounting Standards Codification (ASC) 985-605, Software, Revenue Recognition; and

•	ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts

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

We have established VSOE of fair value of our PCS as evidenced by stand-alone renewal transactions using the “bell shaped curve approach.” PCS of our Versant Object Database is priced as a percentage of the original software license fees. We perform quarterly analysis on a transaction by transaction basis to document the range of pricing in PCS renewals. We conclude that we have established VSOE of fair value for our PCS, if substantial majorities (greater than 80%) of our stand-alone renewal transactions are priced within a reasonably narrow range (plus or minus 15% from the midpoint of the range). For the year ended October 31, 2011, the pricing of over 95% of our stand-alone PCS renewal transactions fell within the predefined pricing range.

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

We license our data management products through two types of perpetual licenses - development licenses and deployment licenses. Development software is typically licensed on a per seat basis and authorizes a customer to develop and test an application program that uses our software product. Before an End-User customer may deploy an application that it has developed under our development license, it must purchase deployment licenses in which the license fees are based on the number of computers connected to the server that will run the application using our product, or for certain applications, are based on the number of users. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to us of a nonrefundable amount for future deployment.

VARs and distributors license development software from us on a per seat basis on terms similar to those of development licenses that we sell directly to End-Users. VARs are authorized to sublicense deployment copies of our data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of our software and are charged a royalty that is either based on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. Our VAR agreements for prepaid royalty arrangements are non-cancelable, non-refundable and do not make payment of our license fees contingent upon the actual deployment of our software, and therefore, the future deployment schedules of our VARs have no impact on revenue recognition of such prepaid royalties. Provided that all other conditions for revenue recognition have been met, revenues from arrangements with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to us for sales made by the VAR during a given period.

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

On occasion, at a customer's request, we perform engineering work to port our products to an unsupported platform, to customize our software for specific functionality, or to perform other non-routine technical assignments for a customer. In these instances, we recognize revenues in accordance with ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, and use either the time and material percentage of completion method or the completed contract method for recognizing revenues. We use the percentage of completion method if we can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. We periodically review these estimates in connection with the work performed and rates actually charged and recognize any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

In accordance with ASC 350, Intangibles - Goodwill and Other, we test for any goodwill impairment within our single Data Management operating segment and reporting unit. All our goodwill reflected in the financial statements included in this report has been aggregated from, and acquired in connection with, the following acquisitions:

•	Versant Europe, acquired in 1997;

•	Poet Holdings, Inc., acquired in March 2004;

•	Technology of JDO Genie (PTY) Ltd, acquired in June 2004;

•	FastObjects, Inc., acquired in July 2004; and

•	db4o, acquired in December 2008.

Financial Accounting Standards Board (“FASB”) guidance requires that goodwill be tested for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events. We use the market approach to assess the fair value of our assets and this value is compared with the carrying value of those assets to test for impairment. The total fair value of our assets is estimated by summing the fair value of our equity (as indicated by Versant's publicly traded share price and shares outstanding plus an estimated control premium) less our liabilities. Under this approach, if the estimated fair value of our assets is greater than their carrying value, then there is no goodwill impairment. If the estimated fair value of our assets is less than their carrying value, then we allocate the reporting unit's estimated fair value to its assets and liabilities as though the reporting unit had just been acquired in a business combination. The impairment loss is the amount, if any, by which the implied fair value of goodwill allocable to the reporting unit is less than that reporting unit's goodwill carrying amount and would be recorded in operating results during the period of such impairment.

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

We performed our annual valuation and analysis of goodwill in October 2011, October 2010 and October 2009. We did not perform impairment tests related to our intangible assets during fiscal years 2011, 2010 and 2009, as there were no triggering events which might indicate impairment. As a result, we determined that the value of our goodwill and intangible assets had been fairly recorded in our financial statements, and therefore no impairment charges were recorded against our goodwill and intangible assets in fiscal years 2011, 2010 and 2009.

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

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Based upon our operating results in recent years and through October 31, 2011 as well as an assessment of our expected future results of operations, we determined that it is more likely than not that we will realize the benefit of a portion of our net deferred tax assets in Germany to the extent of our expected taxable income for fiscal year 2012. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, we have maintained a valuation allowance at October 31, 2011 of $31.6 million. As of October 31, 2010, we had a valuation allowance of $33.9 million for our deferred tax assets.

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

We are subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2006. With respect to prior tax years no longer subject to examination due to expiration of the statute of limitations, income may nevertheless be recomputed for the purpose of determining the amount of NOL that may be carried over to “open” years.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

Results of Operations

The following table sets forth the historical results of operations for Versant for our three fiscal years ended October 31, 2011, 2010 and 2009, expressed as a percentage of our total revenues for the fiscal year in question:

	Percentage of Revenues
	Fiscal Year Ended October 31,
	2011	2010	2009
Revenues:
License	55%	53%	50%
Maintenance	44	46	49
Professional services	1	1	1
Total revenues	100	100	100

Cost of revenues:
License	2	2	1
Amortization of intangible assets	1	2	2
Maintenance	9	9	8
Professional services	—	—	1
Total cost of revenues	12	13	12

Gross profit	88	87	88

Operating expenses:
Sales and marketing	34	30	22
Research and development	24	24	22
General and administrative	24	20	20
Restructuring	—	—	1
Total operating expenses	82	74	65

Income from operations	6	13	23
Interest and other income, net	—	1	1
Income before provision for income taxes	6	14	24
Income tax benefit (expense)	(2)	(3)	3

Net income	4%	11%	27%

Revenues

The following table summarizes our total revenues (in thousands, except percentages) for fiscal 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	In Dollars	Percentage	In Dollars	Percentage

Total revenues	$16,272	$15,766	$18,150	$506	3%	$(2,384)	(13)%

Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic mix, the market response to our product and service offerings and the impact of fluctuations in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released.

Our total revenues increased by $506,000 (or 3%) in fiscal year 2011 compared to fiscal year 2010. This resulted primarily from an increase of $554,000 (or 7%) in license revenues. The increase in license revenues resulted primarily from a modest global increase in the average license volume per customer.

Our total revenues decreased by $2.4 million (or 13%) in fiscal year 2010 compared to fiscal year 2009. This decrease resulted primarily from a decrease of $1.5 million (or 17%) in maintenance revenues and from a decrease of $703,000 (or 8%) in license revenues in fiscal year 2010 compared to fiscal year 2009. The decrease in maintenance revenues in fiscal year 2010 was principally due to fewer back maintenance transactions and customers choosing less expensive support options. The decrease in license revenues in fiscal year 2010 was due to smaller and fewer license transactions than in fiscal year 2009. At a more general level, we believe that an overriding principal factor that caused our license revenues to decrease in fiscal year 2010 was generally prevailing adverse global economic conditions.

One telecommunications customer accounted for approximately 14%, 11% and 15% of total revenues in the second, third and fourth quarters of fiscal year 2011, respectively, as well as approximately 12% of total revenues for the year ended October 31, 2011. One healthcare customer accounted for 10% of total revenues in the first quarter, a second telecommunications customer accounted for 15% of total revenues in the second quarter and a second healthcare customer accounted for approximately 11% of total revenues in the third quarter of fiscal year 2011.

In fiscal year 2010, one customer accounted for 12% of our total revenues for the fiscal year. Two different customers accounted for 12% and 13% of our total revenues in our fourth fiscal quarter of 2010. No one customer accounted for 10% or more of our total revenues in fiscal year 2009.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult. In terms of license revenues, we are still experiencing lengthy sales cycles and customers' preference for licensing our software on an “as needed” basis where payment is tied to actual usage or deployment of our software, versus the older historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. License revenues also are a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods. The outlook into the Company's anticipated performance in fiscal year 2012 is uncertain, due principally to the significant worldwide economic slowdown.

We are currently expecting our total revenues for the fiscal year 2012 to remain stable at approximately fiscal 2011's level.

Revenues by Category: The following table summarizes our revenues by category (in thousands, except percentages) in fiscal 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	In Dollars	Percentage	In Dollars	Percentage

Revenues by category:
License	$8,896	$8,342	$9,045	$554	7%	$(703)	(8)%
Maintenance	7,201	7,331	8,833	(130)	(2)	(1,502)	(17)
Professional services	175	93	272	82	88	(179)	(66)
Total	$16,272	$15,766	$18,150	$506	3%	$(2,384)	(13)%

Percentage of revenues by category:
License	55%	53%	50%
Maintenance	44	46	49
Professional services	1	1	1
Total	100%	100%	100%

Fiscal Year 2011 Compared to Fiscal Year 2010

License revenues: License revenues represent perpetual and time-based license fees received and recognized from our End-Users and Value Added Resellers.

License revenues were $8.9 million (or 55% of total revenues) for fiscal year 2011, an increase of approximately $554,000 (or 7%) from $8.3 million (or 53% of total revenues) reported for fiscal year 2010. The increased license revenues were mainly attributable to a modest global increase in the average license volume per customer and a greater number of larger license transactions. The increase in license revenues in fiscal year 2011 compared to fiscal year 2010 included favorable foreign currency fluctuations of approximately $162,000. The majority of our license revenues in fiscal year 2011 continued to be transactions with existing VAR customers in the telecommunications, information technology and healthcare industries, which were our largest vertical markets in fiscal year 2011.

Maintenance revenues: Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with internet and telephone access to support personnel and software upgrades, dedicated technical assistance and emergency response support options.

Maintenance revenues were $7.2 million (or 44% of total revenues) for fiscal year 2011, a decrease of $130,000 (or 2%) from $7.3 million (or 46% of total revenues) reported for fiscal year 2010. The decrease in maintenance revenues for fiscal year 2011 was primarily due to an approximate decrease of $429,000 resulting from certain customers electing less expensive support and maintenance options in fiscal year 2011, and was partially offset by an approximate increase of $165,000 related to back maintenance revenues derived from one North American customer and an approximate $154,000 increase from favorable foreign currency fluctuations.

Professional services revenues: Professional services revenues consist of revenues from consulting, training and technical support, as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $175,000 (or 1% of total revenues) in fiscal year 2011, an increase of $82,000 (or 88%) from $93,000 (or 1% of total revenues) reported in fiscal year 2010. This increase in the absolute dollar amount of professional services revenues was largely attributable to one consulting engagement with a European customer for approximately $53,000 in addition to a modest increase in consulting services performed in North America.

Fiscal Year 2010 Compared to Fiscal Year 2009

License revenues: License revenues were $8.3 million (or 53% of total revenues) for fiscal year 2010, a decrease of approximately $703,000 (or 8%) from $9.0 million (or 50% of total revenues) reported for fiscal year 2009. The reduced license revenues in absolute dollars for fiscal year 2010 were mainly attributable to fewer and smaller license transactions. The decrease in license revenues from fiscal year 2010 compared to fiscal year 2009 included unfavorable foreign currency fluctuations of approximately $14,000.

Maintenance revenues: Maintenance revenues were $7.3 million (or 46% of total revenues) for fiscal year 2010, a decrease of $1.5 million (or 17%) from $8.8 million (or 49% of total revenues) reported for fiscal year 2009. The decrease in maintenance revenues for fiscal year 2010 was principally due to an approximate decrease of $671,000 in recognized back maintenance compared to fiscal year 2009 and an approximate decrease of $441,000 resulting from certain customers electing less expensive support and maintenance options in fiscal year 2010. The decrease in maintenance revenues from fiscal year 2010 compared to fiscal year 2009 also included unfavorable foreign currency fluctuations of approximately $27,000.

Professional services revenues: Professional services revenues were $93,000 (or 1% of total revenues) in fiscal year 2010, a decrease of $179,000 (or 66%) from $272,000 (or 1% of total revenues) reported in fiscal year 2009. This decrease in the absolute dollar amount of professional services revenues for fiscal year 2010 compared to fiscal year 2009 was attributable to decreases in consulting and training revenues in both the US and the European operations including the absence in fiscal year 2010 of $62,000 of consulting revenue derived from one customer that was recognized in fiscal year 2009.

International Revenues. The following table summarizes our total revenues by geographic area (in thousands, except percentages) in fiscal years 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	Dollars	Percentage	Dollars	Percentage

Revenues by region:
North America	$6,457	$6,232	$6,964	$225	4%	$(732)	(11)%
Europe	9,020	8,764	10,656	256	3	(1,892)	(18)
Asia	795	770	530	25	3	240	45
	$16,272	$15,766	$18,150	$506	3%	$(2,384)	(13)%

Percentage of revenues by region:
North America	40%	40%	38%
Europe	55	55	59
Asia	5	5	3
Total	100%	100%	100%

Fiscal Year 2011 Compared to Fiscal Year 2010

Total revenues increased $506,000 (or 3%) in fiscal year 2011 compared to fiscal year 2010. The increase in total revenues occurred across geographic regions. As a percentage of total revenues, international (non-North American) revenues remained stable, representing approximately 60% of our total revenues in both fiscal years 2011 and 2010.

Revenues from North America: The $225,000 (or 4%) increase in revenues from North America in fiscal year 2011 compared to fiscal year 2010 was primarily due to a $448,000 increase in license revenues that was partially offset by a $223,000 decrease in services revenues. North American maintenance revenues declined from fiscal year 2010 to fiscal year 2011 as customers chose less expensive support options or maintained fewer licenses. In fiscal year 2010, North American license revenues included the recognition of an approximate $170,000 decrease that resulted from one customer's previous misreporting and overpayment of royalties. The absence of a comparable transaction in fiscal year 2011 resulted in a relative increase in North American license revenues which were also increased in fiscal year 2011 by a larger average license volume per customer.

Revenues from Europe: The $256,000 (or 3%) increase in revenues from Europe in fiscal year 2011 compared to fiscal year 2010 was primarily due to an increase of approximately $316,000 resulting from favorable foreign currency exchange rate fluctuations.

Since the Company's acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of international revenues due to stronger demand for our products in Europe. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe as compared to our other geographic markets.

Revenues from Asia: We experienced an increase of $25,000 (or 3%) in revenues from our Asia Pacific region during fiscal year 2011 compared to fiscal year 2010, primarily due to increased revenues from a customer in Singapore.

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

Fiscal Year 2010 Compared to Fiscal Year 2009

Total revenues decreased $2.4 million (or 13%) in fiscal year 2010 compared to fiscal year 2009. The decrease in total revenues occurred across geographic regions as the global economy remained weak. The decrease in total revenues in absolute dollars from fiscal year 2010 compared to fiscal year 2009 was primarily due to a revenue decrease of $1.9 million in Europe, and to a lesser extent a revenue decrease of $732,000 in North America, partially offset by a revenue increase of $240,000 in Asia. As a percentage of total revenues, international (non-North American) revenues decreased slightly representing approximately 60% and 62% of our total revenues in fiscal year 2010 and fiscal year 2009, respectively.

Revenues from North America: The $732,000 (or 11%) decrease in revenues from North America in fiscal year 2010 compared to fiscal year 2009 was primarily due to a decrease of $432,000 in maintenance revenues and a decrease of $300,000 in license revenues. North American maintenance revenues declined from fiscal year 2009 to fiscal year 2010 as customers chose less expensive support options or maintained fewer licenses. North American license revenues decreased due to fewer license transactions and an approximate $170,000 decrease to license revenues resulting from one customer's previous misreporting and overpayment of royalties to Versant.

Revenues from Europe: The $1.9 million (or 18%) decrease in revenues from Europe in fiscal year 2010 compared to fiscal year 2009 was primarily due to a decrease of $1.3 million in European maintenance revenues and to a lesser extent, a $594,000 decrease in European license revenues. The decrease in European maintenance revenues in fiscal year 2010 compared to fiscal year 2009 included an approximate $663,000 decrease in back maintenance transactions and an approximate $394,000 decrease as a result of customers choosing less expensive support options. The decrease in European license revenues in fiscal year 2010 compared to fiscal year 2009 reflected fewer license transactions in Europe and the relative absence of larger license transactions. The decrease in total revenues from Europe also included approximately $42,000 resulting from unfavorable foreign currency exchange rate fluctuations.

Revenues from Asia: We experienced an increase of $240,000 (or 45%) in revenues from our Asia Pacific region during fiscal year 2010 compared to fiscal year 2009, primarily due to increased revenues from our distributor in Japan.

Cost of Revenues

The following table summarizes the revenues, cost of revenues and gross profit (in thousands, except percentages) in fiscal 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	Dollars	Percentage	Dollars	Percentage

Total revenues:	$16,272	$15,766	$18,150	$506	3%	$(2,384)	(13)%

Cost of revenues:
License	$252	$279	$273	$(27)	(10)%	$6	2%
Amortization of intangible assets	190	303	373	(113)	(37)	(70)	(19)
Maintenance	1,475	1,470	1,452	5	—	18	1
Professional services	85	61	133	24	39	(72)	(54)
Total	$2,002	$2,113	$2,231	$(111)	(5)%	$(118)	(5)%

Gross profit	$14,270	$13,653	$15,919	$617	5%	$(2,266)	(14)%

Gross margin percentage	88%	87%	88%

Cost of revenues was $2.0 million (or 12% of total revenues) in fiscal year 2011, a decrease of $111,000 (or 5%) from the cost of revenues of $2.1 million (or 13% of total revenues) reported in fiscal year 2010. The decrease resulted primarily from a $113,000 reduction in amortization of intangible assets.

Cost of revenues was $2.1 million (or 13% of total revenues) in fiscal year 2010, a decrease of $118,000 (or 5%) from the cost of revenues of $2.2 million (or 12% of total revenues) reported in fiscal year 2009. The decrease resulted from a $70,000 reduction in amortization of intangible assets and a $72,000 reduction in the cost of professional services revenue in fiscal year 2010 compared to fiscal year 2009 and was partially offset by slight increases in the cost of license and maintenance revenues.

Gross margin percentages (gross margin as a percentage of total revenues) remained relatively stable at 88% in fiscal year 2011, 87% in fiscal year 2010 and 88% in fiscal year 2009.

Cost of license revenues: Cost of license revenues consists primarily of royalties and costs of third party products, which we resell to our customers, as well as product media, shipping and packaging costs.

The following table summarizes the revenue, cost and gross profit for licensing (in thousands, except percentages) in fiscal 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	Dollars	Percentage	Dollars	Percentage

License:
Revenues	$8,896	$8,342	$9,045	$554	7%	$(703)	(8)%
Cost	252	279	273	(27)	(10)	6	2
Gross profit	$8,644	$8,063	$8,772	$581	7%	$(709)	(8)%

Margin percentage	97%	97%	97%

Fiscal Year 2011 Compared to Fiscal Year 2010

Cost of license revenues was $252,000 (or 3% of license revenues) in fiscal year 2011, remaining stable as a percentage of license revenues and decreasing slightly in absolute dollars compared to $279,000 (or 3% of license revenues) in fiscal year 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Cost of license revenues was $279,000 (or 3% of license revenues) in fiscal year 2010, remaining stable in both absolute dollars and as a percentage of license revenues compared to $273,000 (or 3% of license revenues) in fiscal year 2009.

Cost of maintenance revenues: Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including employee benefits and allocated overhead.

The following table summarizes the revenue, cost and gross profit for maintenance (in thousands, except percentages) in fiscal years 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	Dollars	Percentage	Dollars	Percentage

Maintenance:
Revenues	$7,201	$7,331	$8,833	$(130)	(2)%	$(1,502)	(17)%
Cost	1,475	1,470	1,452	5	—	18	1
Gross profit	$5,726	$5,861	$7,381	$(135)	(2)%	$(1,520)	(21)%

Margin percentage	80%	80%	84%

Fiscal Year 2011 Compared to Fiscal Year 2010

Cost of maintenance revenues was $1.5 million (or 20% of maintenance revenues) in fiscal year 2011, remaining consistent in absolute dollars and as a percentage of maintenance revenues compared to $1.5 million (or 20% of maintenance revenues) in fiscal year 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Cost of maintenance revenues was $1.5 million (or 20% of maintenance revenues) in fiscal year 2010, remaining consistent in absolute dollars compared to $1.5 million (or 16% of maintenance revenues) in fiscal year 2009. The Company has elected to maintain our core technical support team and its associated costs, which resulted in the slight increase in the cost of maintenance revenues as a percentage of maintenance revenues in fiscal year 2010, when our maintenance revenues were lower than in fiscal year 2009.

Cost of professional services revenues: Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

The following table summarizes the revenue, cost and gross profit for professional services (in thousands, except percentages) in fiscal 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	Dollars	Percentage	Dollars	Percentage

Professional services:
Revenues	$175	$93	$272	$82	88%	$(179)	(66)%
Cost	85	61	133	24	39	(72)	(54)
Gross profit	$90	$32	$139	$58	181%	$(107)	(77)%

Margin percentage	51%	34%	51%

Fiscal Year 2011 Compared to Fiscal Year 2010

Cost of professional services revenues was $85,000 (or 49% of professional services revenues) in fiscal year 2011, an increase of $24,000 (or 39%) compared to $61,000 (or 66% of professional services revenues) in fiscal year 2010.

Cost of professional services as a percentage of professional services revenues is affected by the mix of services provided (i.e., training vs. consulting) and the travel costs incurred. Versant provided more consulting and training services in fiscal year 2011 when compared to fiscal year 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Cost of professional services revenues was $61,000 (or 66% of professional services revenues) in fiscal year 2010, a decrease of $72,000 (or 54%) compared to $133,000 (or 49% of professional services revenues) in fiscal year 2009.

Versant provided fewer consulting and training services in fiscal 2010 compared to fiscal year 2009, and incurred higher costs related to fewer students per training class, which resulted in cost of professional services comprising a higher percentage of professional services revenues in fiscal year 2010.

Amortization of Intangible Assets: The amortization of intangible assets in fiscal year 2011 related to our fiscal year 2004 acquisition of Poet Holdings, Inc. and our fiscal year 2009 acquisition of db4o.

The following table summarizes the amortization of intangible assets (in thousands, except percentages) in fiscal years 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	In Dollars	Percentage	In Dollars	Percentage

Amortization of intangible assets:
Poet Holdings, Inc.	$87	$189	$189	$(102)	(54)%	$—	—%
JDO Genie (PTY), LTD	—	—	73	—	—	(73)	(100)
FastObjects, Inc.	—	11	16	(11)	(100)	(5)	(31)
db4o	103	103	95	—	—	8	8
Total	$190	$303	$373	$(113)	(37)%	$(70)	(19)%

Fiscal Year 2011 Compared to Fiscal Year 2010

Amortization of intangible assets was $190,000 (or 2% of license revenues) in fiscal year 2011, a $113,000 (or 37%) decrease compared to $303,000 (or 4% of license revenues) in fiscal year 2010. Intangible assets related to FastObjects customer relationships were fully amortized in the third quarter of fiscal year 2010 and intangible assets related to Poet Holdings, Inc., developed technology and customer relationships were fully amortized in the second quarter of fiscal year 2011, resulting in a decrease of $113,000 in amortization of intangible assets in fiscal year 2011 as compared to fiscal year 2010.

Based on current conditions, and assuming no future acquisitions of intangible assets, we expect to incur quarterly amortization charges of approximately $26,000 in each quarter of fiscal year 2012.

Fiscal Year 2010 Compared to Fiscal Year 2009

Amortization of intangible assets was $303,000 (or 4% of license revenues) in fiscal year 2010, a $70,000 (or 19%) decrease compared to $373,000 (or 4% of license revenues) in fiscal year 2009. Intangible assets related to JDO Genie technology were fully amortized in the third quarter of fiscal year 2009 and intangible assets related to FastObjects customer relationships were fully amortized in the third quarter of fiscal year 2010, resulting in a decrease of $70,000 in amortization of intangible assets in fiscal year 2010 as compared to fiscal year 2009.

Operating Expenses

The following table summarizes our operating expenses (in thousands, except percentages) for fiscal 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	In Dollars	Percentage	In Dollars	Percentage

Operating expenses:
Sales and marketing	$5,568	$4,722	$4,101	$846	18%	$621	15%
Research and development	3,921	3,778	3,969	143	4	(191)	(5)
General and administrative	3,810	3,143	3,665	667	21	(522)	(14)
Restructuring	25	39	139	(14)	(36)	(100)	(72)
Total	$13,324	$11,682	$11,874	$1,642	14%	$(192)	(2)%

Fiscal Year 2011 Compared to Fiscal Year 2010

Total operating expenses were $13.3 million (or 82% of total revenues) for fiscal year 2011 compared to $11.7 million (or 74% of total revenues) for fiscal year 2010. The increase of $1.6 million (or 14%) in total operating expenses in fiscal year 2011 (discussed further below) resulted primarily from an $846,000 increase in sales and marketing costs related to the planned expansion of our global sales and marketing efforts, a $667,000 increase in our general and administrative expenses principally attributable to the non-recurring costs related to the separation of our former CEO, and to a lesser extent, a $143,000 increase in research and development expenses predominantly related to unfavorable foreign currency exchange fluctuations. Operating expenses for fiscal year 2011 include total unfavorable foreign currency exchange fluctuations of approximately $218,000 when compared to fiscal year 2010.

Sales and Marketing: Sales and marketing expenses consist primarily of personnel and related expenses, commissions earned by sales personnel, lead generation and qualification, website development and maintenance costs, trade shows, travel and other marketing communication costs, such as advertising.

Sales and marketing expenses were $5.6 million (or 34% of revenues) for fiscal year 2011 and $4.7 million (or 30% of total revenues) for fiscal year 2010. The $846,000 (or 18%) increase for fiscal year 2011 was primarily due to the planned expansion of our global marketing operations, including a $334,000 increase due to the addition of our VP Marketing and Strategic Product Development and a marketing manager, who were hired in the second and third quarters of fiscal year 2010, respectively, as well as the hiring of a marketing communications professional and product manager in the second and fourth quarters of 2011, respectively, and a $103,000 increase in marketing costs primarily associated with lead generation and website development costs. The increase in sales and marketing costs in fiscal year 2011 also included a $163,000 increase resulting from the costs of distribution and of localization of our products in the Asia Pacific markets, a $148,000 increase related to the expansion of our sales operations and an approximate $61,000 increase related to unfavorable foreign currency fluctuations.

We expect our sales and marketing expenses to increase approximately 30% in fiscal year 2012 over fiscal year 2011 due to anticipated increases in sales and marketing programs to implement our Big Data strategic initiative and we expect that sales and marketing expenses will continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development: Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $3.9 million (or 24% of revenues) for fiscal year 2011 and $3.8 million (or 24% of revenues) in fiscal year 2010. The $143,000 (or 4%) increase in absolute dollars for research and development expenses in fiscal year 2011 was due primarily to an approximate $121,000 increase due to unfavorable foreign currency exchange fluctuations. The increase included an increase in salary and related costs for personnel additions in our European operations consolidating our engineering activities into one location, which were largely offset by the decrease in costs related to the wind-down of our former operations in India.

We expect our research and development expenses to increase approximately 40% in fiscal year 2012 compared to our research and development expense levels in fiscal year 2011. We plan to invest significant resources in new product developments to pursue our 2012 strategic roadmap to develop data management software that enables the development of analytical applications.

General and Administrative: General and administrative expenses consist primarily of personnel and related expenses, professional services and general operating expenses.

General and administrative expenses were $3.8 million (or 24% of total revenues) in fiscal year 2011 and $3.1 million (or 20% of total revenues) in fiscal year 2010. The $667,000 (or 21%) increase in general and administrative expenses in fiscal year 2011 was primarily due to an approximate $470,000 increase attributable to one-time separation costs related to the departure of the Company's former CEO, including additional share based compensation resulting from modifications to existing stock option grants. The increase in general and administrative expenses in fiscal year 2011 also included an approximate $125,000 increase in professional and outside services costs, an approximate $40,000 increase in bad debt expense and an approximate $36,000 increase due to unfavorable foreign currency exchange fluctuations. These increases were partially offset by an approximate $132,000 decrease in share based compensation expense (primarily for the Board of Directors) due to the lower average fair value of the options being amortized in fiscal year 2011.

We expect our general and administrative expenses in fiscal year 2012 to decrease moderately compared to fiscal year 2011.

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

The following table reflects the restructuring charges included in operating expenses for fiscal years 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Restructuring:
Severance, retention and related charges	$—	$38	$32
Impairment of fixed assets	20	2	61
Impairment to other assets	5	(29)	42
Contract termination costs	—	8	—
Other direct costs of closure	—	20	4
Total restructuring charges	$25	$39	$139

Fiscal Year 2010 Compared to Fiscal Year 2009

Total operating expenses were $11.7 million (or 74% of total revenues) for fiscal year 2010 and $11.9 million (or 65% of total revenues) for fiscal year 2009. The decrease of $192,000 (or 2%) in total operating expenses in fiscal year 2010 (discussed further below) resulted from a $522,000 decrease in our general and administrative expenses primarily related to reduced professional services and regulatory compliance costs, a $191,000 decrease in research and development expenses predominantly related to the reduced use of outside consultants, and a $100,000 decrease in restructuring costs related to the substantial completion of the restructuring plan for our facility in India in our second fiscal quarter, with these decreases being partially offset by increases in sales and marketing costs of $621,000 primarily related to the expansion of our global sales and marketing efforts. Operating expenses for fiscal year 2010 include favorable foreign currency exchange fluctuations of approximately $47,000 when compared to fiscal year 2009. However, due to the decrease in total revenues from fiscal year 2009 to fiscal year 2010, total operating expenses represented a higher percentage of total revenues in fiscal year 2010 than in fiscal year 2009.

Sales and Marketing: Sales and marketing expenses were $4.7 million (or 30% of revenues) for fiscal year 2010 and $4.1 million (or 22% of total revenues) for fiscal year 2009. The $621,000 (or 15%) increase in fiscal year 2010 was primarily due to an expansion of our global sales operations, including increases in total compensation expense, recruiting, higher facility costs attributable to additional personnel, travel and related costs resulting in an approximate increase of $331,000 related to U.S. sales operations, an approximate increase of $103,000 in European sales operations and an approximate increase of $66,000 in Asian sales operations. The year over year increase also includes an approximate $451,000 increase in global marketing programs including the addition of a new marketing manager and our VP Marketing and Strategic Product Development, along with lead generation and qualification, e-marketing and other new initiatives. These increases in sales and marketing costs for fiscal year 2010 when compared to fiscal year 2009 were partially offset by an approximate decrease of $275,000 related to a non-recurring separation payment made to the former Executive Vice President of Field Operations in the first quarter of fiscal year 2009, an approximate reduction of $29,000 in executive bonuses and a decrease of $22,000 in favorable foreign exchange fluctuations.

Research and Development: Research and development expenses were $3.8 million (or 24% of revenues) for fiscal year 2010 and $4.0 million (or 22% of revenues) in fiscal year 2009. The $191,000 (or 5%) decrease in research and development expenses in fiscal year 2010 was due primarily to an approximate $157,000 decrease related to the reduced use of outside engineering services and an approximate $16,000 decrease due to favorable foreign currency exchange fluctuations. The closure of our Indian operations resulted in an approximate $472,000 decrease in research and development costs in fiscal year 2010 compared to fiscal year 2009, and this decrease was fully offset by an approximate $489,000 increase in salary and related costs for personnel additions in our European operations to consolidate our engineering activities into one location.

General and Administrative: General and administrative expenses were $3.1 million (or 20% of total revenues) in fiscal year 2010 and $3.7 million (or 20% of total revenues) in fiscal year 2009. The $522,000 (or 14%) decrease in general and administrative expenses in fiscal year 2010 was primarily due to an approximate $231,000 decrease in professional services and regulatory compliance costs, including audit fees, consulting services and salary related expenses. The year over year decrease also included an approximate $82,000 decrease in share based compensation and travel expenses of the executives and directors, a decrease of $50,000 in bad debt expense, a decrease of $37,000 in facilities costs and favorable foreign currency exchange fluctuations of approximately $9,000.

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

Interest and Other Income (Expense), Net

Interest and other income, net consists of interest income earned from our cash and cash equivalents net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains and losses as a result of settling transactions denominated in currencies other than our functional currency.

The following table summarizes our interest and other income, net (in thousands, except percentages) in fiscal years 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	In Dollars	Percentage	In Dollars	Percentage

Interest and other income, net:
Interest income	$61	$59	$267	$2	3%	$(208)	(78)%
Interest expense	—	(1)	—	1	100	(1)	(100)
Foreign exchange gain (loss)	(23)	91	(35)	(114)	(125)	126	360
Other income	—	1	—	(1)	(100)	1	100
Total	$38	$150	$232	$(112)	(75)%	$(82)	(35)%

 Fiscal Year 2011 Compared to Fiscal Year 2010

Interest and other income, net was $38,000 (or less than 1% of total revenues) in fiscal year 2011 compared to $150,000 (or 1% of revenues) in fiscal year 2010. The decrease of $112,000 (or 75%) was primarily due to an unfavorable change of approximately $114,000 in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

Fiscal Year 2010 Compared to Fiscal Year 2009

Interest and other income, net was $150,000 (or 1% of total revenues) in fiscal year 2010 compared to $232,000 (or 1% of revenues) in fiscal year 2009. The decrease of $82,000 (or 35%) was primarily due to a decrease of $208,000 in interest income from both our European and U.S. operations as a result of significantly reduced interest rates, partially offset by a favorable change of approximately $126,000 in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

 Provision for income taxes primarily consists of corporate income taxes for our subsidiary in Germany, foreign withholding taxes and state income and franchise taxes in the U.S. The provision also reflects the release of the estimated realizable portion of the valuation allowance against the net deferred tax assets.

The following table summarizes our provision for (benefit from) income taxes (in thousands, except percentages) in fiscal 2011, 2010 and 2009:

				Fiscal Year 2011 vs 2010		Fiscal Year 2010 vs 2009
	Fiscal Year Ended October 31,			Change		Change
	2011	2010	2009	In Dollars	Percentage	In Dollars	Percentage

Provision for income taxes:
Foreign withholding taxes	$64	$68	$54	$(4)	(6)%	$14	26%
Provision for income taxes - Europe	242	395	(653)	(153)	(39)	1,048	160
Provision for income taxes - India	—	—	14	—	—	(14)	(100)
Federal, state and franchise taxes	(24)	4	23	(28)	(700)	(19)	(83)
Total	$282	$467	$(562)	$(185)	(40)%	$1,029	183%

Fiscal Year 2011 Compared to Fiscal Year 2010

In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results in the most recent fiscal years and our assessment of expected future results of operations on a jurisdiction by jurisdiction basis. As of October 31, 2011, we have concluded that it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal year 2012. We have a remaining valuation allowance of approximately $31.6 million against net deferred tax assets in the U.S. and foreign jurisdictions. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. The Company will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

As of October 31, 2011, we had U.S. federal and state net operating loss carry forwards of approximately $61.5 million and $13.0 million, respectively, and U.S. federal and state tax credit carry forwards of approximately $1.5 million and $664,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2031, including $2.9 million of federal net operating loss carry forward expiring in 2012 and use of net operating loss carry forwards in the State of California is currently subject to a moratorium. The U.S. federal tax credit carry forwards expire on various dates through 2024, if not utilized. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2011, we had German net operating tax loss carry forwards of approximately $24.2 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, we may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. The provision for income taxes in Germany included approximately $212,000 and $395,000 for fiscal years 2011 and 2010, respectively, attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes. The provision for income taxes in Germany also included approximately $30,000 related to uncertain tax positions.

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

We incurred foreign withholding taxes and state income and franchise taxes of approximately $40,000 and $72,000 in fiscal years 2011 and 2010, respectively, which we have included in our income tax provision.

A portion of deferred tax assets relating to net operating losses pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

Fiscal Year 2010 Compared to Fiscal Year 2009

The provision for income taxes in Germany included approximately $395,000 and $285,000 for fiscal year 2010 and fiscal year 2009, respectively, attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes. During fiscal year 2010, the strengthening of the US dollar against the euro created taxable gains from US denominated currencies held by our German operations which increased our taxable income in Germany.

We incurred foreign withholding taxes and state income and franchise taxes of approximately $72,000 and $77,000 in fiscal year 2010 and fiscal year 2009, respectively, which we have included in our income tax provision.

As of October 31, 2010, we had a remaining valuation allowance of approximately $33.9 million against net deferred tax assets in the U.S. and foreign jurisdictions.

Liquidity and Capital Resources

The following table sets forth certain consolidated balance sheets data as of October 31, 2011 and October 31, 2010 and certain consolidated statements of cash flows data for the fiscal years ended October 31, 2011 and 2010 (in thousands, except percentages):

	October 31, 2011	October 31, 2010	Percentage Change
	(unaudited)
Working capital	$22,784	$24,889	(8%)
Cash and cash equivalents	$23,145	$24,911	(7%)

	Fiscal Year Ended
	October 31,	October 31,	Percentage
	2011	2010	Change
	(unaudited)
Net cash provided by operating activities	$2,625	$2,285	15%
Net cash used in investing activities	(775)	(645)	20%
Net cash used in financing activities	$(3,588)	$(4,143)	(13)%

Cash and Cash Equivalents

In fiscal year 2011, we funded our business from cash generated by our operations and cash reserves. As of October 31, 2011, we had cash and cash equivalents of approximately $23.1 million, a decrease of $1.8 million from the $24.9 million of cash and cash equivalents we held at October 31, 2010.

As of October 31, 2011, $9.4 million of our $23.1 million in cash and cash equivalents was held in foreign financial institutions, of which $3.0 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	October 31, 2011			October 31, 2010
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€1,919	$2,716		€1,375	$1,917
British Pound		£—	—		£32	52
Indian Rupee	Rs	12,824	265	Rs	13,692	302
Total			$2,981			$2,271

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in fiscal year 2011, as compared to fiscal year 2010, was comprised of approximately $316,000 of favorable foreign currency fluctuations on our revenues, $34,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $218,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $64,000 on our income from operations for the year ended October 31, 2011.

Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal year 2012.

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

Additionally, we held approximately 87% of our total cash balances at October 31, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

On November 29, 2010 Versant’s Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million of its outstanding common shares on the open market, in block trades or otherwise. This stock repurchase program expired by its terms on October 31, 2011. Pursuant to this program, Versant acquired 240,629 common shares on the open market for approximately $3.0 million at an average purchase price of $12.23 per share.

On November 28, 2011 Versant’s Board of Directors approved a new stock repurchase program, announced on December 1, 2011, pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or at such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

On March 28, 2011, pursuant to a separation agreement with our former CEO, Versant repurchased 62,545 shares of Versant common stock owned by the former CEO at a price of $13.50 per share, reflecting recent market trading prices of Versant’s common stock as of the date of the separation agreement.

Taking into consideration the contingent cash outflows related to potential common stock repurchases, our current cost structure and our current estimates of revenues and collections in fiscal year 2012, we expect to operate with a moderate negative cash flow in fiscal year 2012.

Cash Flow provided by Operating Activities

The main source of our operating cash flows is cash collections from customers who have purchased our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facility costs.

Fiscal Year 2011

We generated $2.6 million of cash flows from operations in fiscal year 2011. This amount resulted from $702,000 in net income, adjusted for non-cash charges of $1.6 million and partially offset by a $318,000 decrease in operating assets net of liabilities since the beginning of fiscal year 2011. The decrease in operating assets net of liabilities was primarily attributable to a decrease of $1.0 million in trade accounts receivable partially offset by decreases of $207,000 and $386,000 in accrued and other long term liabilities and deferred revenues, respectively.

Non-cash adjustments were approximately $1.6 million, as reflected in our cash flow statement in fiscal year 2011, which were primarily share based compensation expense of $1.0 million and depreciation and amortization expense of $584,000. Non-cash adjustments may increase or decrease in the future and, as a result, this might positively or negatively impact our future operating results, but they will not have a direct impact on our cash flows.

The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact cash flows in our operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 57 days, 69 days and 55 days for the three months ended October 31, 2011, 2010 and 2009 respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Fiscal Year 2010

We generated $2.3 million of cash flows from operations in fiscal year 2010. This amount resulted from $1.7 million in net income, adjusted for non-cash charges of $1.6 million and partially offset by a $1.0 million increase in operating assets net of liabilities since the beginning of fiscal year 2010. The increase in operating assets net of liabilities was primarily attributable to an increase of $979,000 in trade accounts receivable.

Non-cash adjustments were approximately $1.6 million, as reflected in our cash flow statement in fiscal year 2010, which were primarily share based compensation expense of $1.1 million and depreciation and amortization expense of $612,000.

Our working capital was $24.9 million as of October 31, 2010 compared to $26.8 million as of October 31, 2009.

Fiscal Year 2009

We generated $5.8 million of cash flows from operations in fiscal year 2009. This was primarily derived from $4.8 million in net income, adjusted for non-cash charges of $895,000.

Non-cash adjustments were approximately $895,000, as reflected in our cash flow statement in fiscal year 2009, which were primarily share based compensation expense of $970,000, depreciation and amortization expense of $710,000 and restructuring charges of $135,000, partially offset by the deferred income tax benefit of $939,000.

Our working capital was $26.8 million as of October 31, 2009 compared to $25.4 million as of October 31, 2008.

Cash Flow used in Investing Activities
Our primary uses of cash in investing activities have typically been for the purchases of property and equipment (mostly information technology related equipment and software). Purchases of property and equipment were $775,000, $480,000 and $164,000 in fiscal years 2011, 2010 and 2009, respectively. Our cash used in investing activities also reflects our acquisition of db4o for $180,000 and $2.4 million in fiscal years 2010 and 2009, respectively.
We anticipate a moderate increase in our overall spending related to property and equipment in fiscal year 2012 compared to fiscal year 2011.

Cash Flow used in Financing Activities

Our primary use of cash in financing activities has been the repurchase of common stock under our stock repurchase programs, partially offset by cash proceeds from sales of common stock under our employee stock option and stock purchase plans. Purchases of our common stock were approximately $3.8 million, $4.3 million and $3.2 million in fiscal years 2011, 2010 and 2009, respectively. Proceeds from issuance of our common stock were approximately $208,000, $167,000 and $285,000 in fiscal years 2011, 2010 and 2009, respectively.

Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of October 31, 2011 we had approximately 345,000 shares available to issue under our current equity incentive and director plans. The timing of the issuance of options under these plans, the duration and timing of their vesting schedules and their grant price will all impact the timing of any exercises and proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

On November 28, 2011 Versant’s Board of Directors approved a new stock repurchase program pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

We currently do not anticipate establishing a credit or loan facility in fiscal year 2012.

Commitments and Contingencies

Our principal commitments as of October 31, 2011 consist of obligations under operating leases for facilities and equipment. As reported in Notes 6 and 7, Lease Obligations and Contingencies of the Notes to Consolidated Financial Statements under Item 8 of Part II, of this Report, the Company leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements.

On November 3, 2011, the Company entered into an amendment of its office building lease in Redwood City, California leasing approximately 2,500 square feet of additional space for the thirty months ending May 31, 2014. The total rent payable over the lease term is approximately $252,000.

On January 11, 2012, the Company entered into an office building lease in Cupertino, California leasing approximately 1,600 square feet for the twelve months ending January 15, 2013. The total rent payable over the lease term is approximately $42,000.

The change to future minimum lease payments resulting from leases entered into or amended subsequent to fiscal year end is reflected in our minimum commitments table below.

Our minimum commitments under non-cancelable operating leases not recorded on our Consolidated Balance Sheet are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Fiscal year ending October 31,
2012	$531	$5	$536
2013	437	2	439
2014	247		247
2015	15		15
Total	$1,230	$7	$1,237

The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification clauses is minimal, and the Company has not provided for any reserves for such indemnity liabilities.

On November 28, 2011 Versant’s Board of Directors approved a new stock repurchase program announced on December 1, 2011 pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

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

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 2, Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements under Part II, Item 8 of this Report.

Item 7A    . Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk

We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates.

The effect of changes in foreign currency exchange rates on our net operating results in fiscal year 2011, as compared to fiscal year 2010, was comprised of approximately $316,000 of favorable foreign currency fluctuations on our revenues, $34,000 of unfavorable foreign currency fluctuations on our cost of revenues, and $218,000 of unfavorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $64,000 on our income from operations for the year ended October 31, 2011.

Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal year 2012.

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

Additionally, we held approximately 87% of our total cash balance at October 31, 2011 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

We did not own any derivative financial instruments as of October 31, 2011.

Interest rate risk

Our cash equivalents primarily consist of money market accounts; therefore, we do not believe that our interest rate risk is significant at this time.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements, and the related notes thereto, of Versant Corporation and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Versant Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Versant Corporation and Subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versant Corporation and Subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Francisco, California
January 30, 2012

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	October 31, 2011	October 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$23,145	$24,911
Trade accounts receivable, net	2,183	3,186
Deferred income taxes	898	884
Other current assets	481	388
Total current assets	26,707	29,369

Property and equipment, net	993	634
Goodwill	8,589	8,589
Intangible assets, net	309	499
Other assets	38	38
Total assets	$36,636	$39,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152	$164
Accrued liabilities	1,076	1,294
Deferred revenues	2,695	3,022
Total current liabilities	3,923	4,480

Other long-term liabilities	178	205
Total liabilities	4,101	4,685
Commitments and contingencies (Notes 6 & 7)

Shareholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 2,935,125 shares issued and outstanding at October 31, 2011, and 3,213,122 shares issued and outstanding at October 31, 2010	90,055	92,654
Accumulated other comprehensive income, net	31	43
Accumulated deficit	(57,551)	(58,253)
Total shareholders’ equity	32,535	34,444
Total liabilities and shareholders’ equity	$36,636	$39,129

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2011	2010	2009

Revenues:
License	$8,896	$8,342	$9,045
Maintenance	7,201	7,331	8,833
Professional services	175	93	272
Total revenues	16,272	15,766	18,150

Cost of revenues:
License	252	279	273
Amortization of intangible assets	190	303	373
Maintenance	1,475	1,470	1,452
Professional services	85	61	133
Total cost of revenues	2,002	2,113	2,231

Gross profit	14,270	13,653	15,919

Operating expenses:
Sales and marketing	5,568	4,722	4,101
Research and development	3,921	3,778	3,969
General and administrative	3,810	3,143	3,665
Restructuring	25	39	139
Total operating expenses	13,324	11,682	11,874

Income from operations	946	1,971	4,045
Interest and other income, net	38	150	232
Income before provision for income taxes	984	2,121	4,277
Income tax benefit (expense)	(282)	(467)	562

Net income	$702	$1,654	$4,839

Net income per share:
Basic	$0.23	$0.48	$1.33
Diluted	$0.23	$0.48	$1.32

Shares used in per share calculation:
Basic	3,078	3,411	3,626
Diluted	3,083	3,444	3,663

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except for share amounts)

	Common		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Total Comprehensive Income
	Shares	Amount
Balance at October 31, 2008	3,746,581	$97,717	$(64,746)	$183	$33,154
Repurchases of common stock	(222,688)	(3,242)			(3,242)
ESPP	15,691	164			164
Exercise of stock options	13,362	121			121
Share based compensation expense		970			970
Net income			4,839		4,839	4,839
Foreign currency translation adjustments				251	251	251
Total comprehensive income						$5,090
Balance at October 31, 2009	3,552,946	$95,730	$(59,907)	$434	$36,257
Repurchases of common stock	(356,104)	(4,310)			(4,310)
ESPP	13,093	132			132
Exercise of stock options	3,187	35			35
Share based compensation expense		1,067			1,067
Net income			1,654		1,654	1,654
Foreign currency translation adjustments				(391)	(391)	(391)
Total comprehensive income						$1,263
Balance at October 31, 2010	3,213,122	$92,654	$(58,253)	$43	$34,444
Repurchases of common stock	(303,174)	(3,796)			(3,796)
ESPP	17,750	176			176
Exercise of stock options	7,427	32			32
Share based compensation expense		989			989
Net income			702		702	702
Foreign currency translation adjustments				(12)	(12)	(12)
Total comprehensive income						$690
Balance at October 31, 2011	2,935,125	$90,055	$(57,551)	$31	$32,535

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended October 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$702	$1,654	$4,839
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	—	—	(939)
Depreciation and amortization	394	309	337
Amortization of intangible assets	190	303	373
Share based compensation	989	1,067	970
Provision for (recovery of) allowance for doubtful accounts receivable	7	(26)	19
Restructuring (reduction of) charges	25	(19)	135
Changes in assets and liabilities:
Trade accounts receivable	1,014	(979)	778
Other assets	(90)	235	(75)
Accounts payable	(13)	(40)	(233)
Accrued liabilities and other long-term liabilities	(207)	222	(418)
Deferred revenues	(386)	(441)	(15)
Net cash provided by operating activities	2,625	2,285	5,771
Cash flows from investing activities:
Acquisition of business	—	(180)	(2,383)
Purchases of property and equipment	(775)	(480)	(164)
Proceeds from the sale of property and equipment	—	15	—
Net cash used in investing activities	(775)	(645)	(2,547)
Cash flows from financing activities:
Proceeds from issuance of common stock	208	167	285
Repurchases of common stock	(3,796)	(4,310)	(3,242)
Principal payments under capital lease obligations	—	—	(4)
Net cash used in financing activities	(3,588)	(4,143)	(2,961)
Effect of foreign exchange rate changes on cash and cash equivalents	(28)	(398)	315
Net increase (decrease) in cash and cash equivalents	(1,766)	(2,901)	578
Cash and cash equivalents at beginning of period	24,911	27,812	27,234
Cash and cash equivalents at end of period	$23,145	$24,911	$27,812

Supplemental disclosures of cash flows information:
Cash paid for:
Income taxes	$393	$385	$713

See accompanying notes to consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011

Note 1.	The Company and Basis of Presentation

Versant Corporation (with its subsidiaries, collectively referred to in this report as “Versant” or “the Company”) was incorporated in California in August 1988. Versant is a leading provider of object-oriented data management software that forms a critical component of the infrastructure of enterprise computing.   The Company designs, develops, markets and supports object-oriented database management system products to solve complex data management and data integration problems of enterprises. Versant also provides related product support, training and consulting services to assist users in the use of its products and in development and deployment of software applications based on its products. The Company operates its business within a single operating segment referred to as Data Management. Versant's principal executive offices are located in Redwood City, California. Versant has international operations in Germany and markets its software products and related maintenance services directly through telesales and field sales organizations in North America and Germany and indirectly through distributors and resellers worldwide.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company's cash and cash equivalents at October 31, 2011 and October 31, 2010 consisted of deposits in banks and money market funds.  As of October 31, 2011 and 2010 cash balances held in foreign financial institutions were $9.4 million and $6.6 million, respectively.

Concentration of Credit Risk

The Company's financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents, with balances which may exceed insured limits, with financial institutions and invests in highly rated short-term securities. The Company maintains an allowance for doubtful accounts as an estimate of the inability of its customers to make required payments. The allowance was $16,000 and $8,000 at October 31, 2011 and October 31, 2010, respectively. The amount of the Company's allowance is based on historical experience and an analysis of its accounts receivable balances. Credit losses to date have been within management's expectations. However, actual results could differ from such estimates.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.	Summary of Significant Accounting Policies (Continued)

The following table summarizes trade accounts receivable balances in excess of 10% of the Company's total trade accounts receivable as of October 31, 2011 and 2010 (in thousands):

	As of October 31,
	2011	2010
Customer A	$225	$475
Customer B	*	519
Customer C	*	504
Customer D	311	*
Customer E	362	*
* not in excess of 10% of trade accounts receivable

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

The following table summarizes the breakdown of the Company's property and equipment as of October 31, 2011 and October 31, 2010 (in thousands):

	As of October 31,
	2011	2010
Property and equipment:
Computer equipment	$1,660	$1,395
Furniture and fixtures	237	222
Software	1,009	694
Leasehold improvements	401	393
Other assets	35	35
	3,342	2,739
Less: accumulated depreciation and amortization	(2,349)	(2,105)
Total	$993	$634

Total depreciation expense for fiscal years 2011, 2010 and 2009 was $394,000, $309,000, and $337,000, respectively.

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

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.     Summary of Significant Accounting Policies (Continued)

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

Versant performed its annual evaluations of the Company's goodwill based on the requirements of ASC 350 in October 2011, October 2010 and October 2009. As a result of these impairment tests and valuation analyses, Versant determined that no impairment charges against the Company's goodwill were required in fiscal years 2011, 2010 or 2009.

Purchased intangible assets other than goodwill are amortized over their useful lives unless such lives are determined to be indefinite. Purchased intangible assets with definite lives are carried at cost less accumulated amortization. Identifiable intangibles are currently amortized using the straight-line method over useful lives ranging from 5-9 years.  Intangible assets consist of acquired technology, customer relationships and trade names. Versant tests and evaluates its intangible assets for impairment whenever indicators of potential impairment are identified.

In fiscal years 2011, 2010 and 2009, there were no triggering events to indicate impairment of Versant's intangible assets, and the Company did not perform impairment tests and valuation analyses of its intangible assets. Versant determined that the value of the Company's intangible assets had been fairly recorded in its financial statements, and therefore, no impairment charges against the Company's intangible assets related to the Company's Poet, FastObjects, JDO Genie and db4o acquisitions were recorded in fiscal years 2011, 2010 or 2009.

Revenue Recognition

We recognize revenues in accordance with GAAP, as set forth in:

•	ASC 985-605, Software, Revenue Recognition; and

•	ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts

The Company's revenues consist mainly of revenues earned under software license agreements, maintenance support agreements (otherwise known as post-contract customer support or “PCS”) and, to a lesser degree, agreements for consulting and training activities.

Versant uses the residual method to recognize revenues when a license agreement includes one or more elements to be delivered by the Company at a future date. If there is an undelivered element under the license arrangement, the Company defers revenues based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements of a transaction, the Company defers all revenues from that transaction until sufficient evidence of the fair value exists or until all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement, with any undelivered elements being deferred based on the vendor-specific objective evidence of the fair value of such undelivered elements. Versant typically does not offer discounts on future undeveloped products.

The Company has established VSOE of fair value of PCS as evidenced by stand-alone renewal transactions using the “bell shaped curve approach.” PCS of the Versant Object Database is priced as a percentage of the original software license fees. The Company performs quarterly analysis on a transaction by transaction basis to document the range of pricing in PCS renewals. The Company has established VSOE of fair value for PCS, if substantial majorities (greater than 80%) of stand-alone renewal transactions are priced within a reasonably narrow range (plus or minus 15% from the midpoint of the range). For the year ended October 31, 2011, the pricing of over 95% of stand-alone PCS renewal transactions fell within the predefined pricing range.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

Revenues from software license arrangements, including prepaid license fees, are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred and there are no future deliverables except PCS.

•
The fee is fixed and determinable. If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, the Company recognizes the revenues as payments become due in accordance with ASC 985-605.

•	Collection is reasonably assured.

If an acceptance period or other contingency exists, revenues are not recognized until customer acceptance or expiration of the acceptance period, or until satisfaction of the contingency, as applicable. The Company's license fees are generally non-cancelable and non-refundable. Also, the Company's customer agreements for prepaid deployment licenses generally do not make payment of the Company's license fees contingent upon the actual deployment of the software. Therefore, a customer's delay or acceleration in its deployment schedule typically does not impact the Company's revenue recognition in the case of a prepaid deployment license.

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

Versant categorizes its customers into two broad groups, End-Users and Value Added Resellers (VARs). End-User customers are companies who use Versant's products internally and do not redistribute the Company's product outside of their corporate organizations. VAR customers include traditional Value Added Resellers, Systems Integrators, Original Equipment Manufacturers (“OEMs”) and other vendors who redistribute Versant's products to their external third party customers, either separately or as part of an integrated product.

Versant licenses its data management products through two types of perpetual licenses - development licenses and deployment licenses. Development licenses are typically licensed on a per seat basis and authorize a customer to develop and test an application program that uses Versant's software product. Before an End-User customer may deploy an application that it has developed under the Company's development license, it must purchase deployment licenses in which the license fees are based on the number of computers connected to the server that will run the application using Versant's product or, for certain applications, the number of users. Pricing of Versant Object Database and FastObjects licenses varies according to several factors, including the number of computer servers on which the application runs and the number of users that are able to access the server at any one time. Customers may elect to simultaneously purchase development and deployment licenses for an entire project. These development and deployment licenses may also provide for prepayment to Versant of a nonrefundable amount for future deployment.

VARs and distributors license development software from Versant on a per seat basis on terms similar to those of development licenses that the Company sells directly to End-Users. VARs are authorized to sublicense deployment copies of Versant's data management products that are either bundled or embedded in the VAR's applications and sold directly to End-Users. VARs are required to report their distribution of Versant's software and are charged a royalty that is either based on the number of copies of the application software that are distributed or computed as a percentage of the selling price charged by the VARs to their end-user customers. These royalties from VARs may be prepaid in full or paid upon deployment. VAR agreements for prepaid royalty arrangements are non-cancelable, non-refundable and do not make payment of the license fees contingent upon the actual deployment of the software, and therefore, the future deployments of the VARs have no impact on revenue recognition of such prepaid royalties. Provided that all other conditions for revenue recognition have been met, revenues from arrangements

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

with VARs are recognized, (i) as to prepaid license arrangements, when the prepaid licenses are sold to the VAR, and (ii) as to other license arrangements, at the time the VAR provides a royalty report to Versant for sales made by the VAR during a given period.

On occasion, at a customer's request, Versant performs engineering work to port the Company's products to an unsupported platform, to customize its software for specific functionality, or other non-routine technical assignments. In these instances, Versant recognizes revenues in accordance with ASC 605-35, Revenue Recognition: Construction-Type and Production-Type Contracts, and uses either the time and material percentage of completion method or the completed contract method for recognizing revenues. The Company uses the percentage of completion method if it can make reasonable and dependable estimates of labor costs and hours required to complete the work in question. The Company periodically reviews these estimates in connection with the work performed and rates actually charged and recognizes any losses when identified. Progress to completion is determined using the cost-to-cost method, whereby cost incurred to date as a percentage of total estimated cost determines the percentage completed and revenue recognized. When using the percentage of completion method, the following conditions must exist:

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

Foreign Currency

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of international subsidiaries into the U.S. dollar at the current exchange rates in effect on the balance sheet date and revenues and expenses are translated using rates that approximate the average rates of exchange during the period. Gains and losses from translation adjustments are included in shareholders' equity on the consolidated balance sheets captioned as accumulated other comprehensive income, net.

The Company records net gains and losses resulting from settling transactions denominated in currencies other than its functional currency as a component of interest and other income, net. Foreign exchange gain (loss) was approximately $(23,000), $91,000 and $(35,000), respectively, for the fiscal years ended October 31, 2011, October 31, 2010 and October 31, 2009, respectively.

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

The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent,

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification clauses is minimal. The Company has not provided any reserves for such indemnity liabilities.

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

The following table summarizes the breakdown of the Company's deferred revenue as of October 31, 2011 and October 31, 2010 (in thousands):

	As of October 31,
	2011	2010
Deferred revenue:
Short-term deferred maintenance, software and professional services	$2,695	$3,022
Long-term deferred maintenance	23	66
Total deferred revenue	$2,718	$3,088
Accrued Liabilities
 The breakdown of short-term accrued liabilities as of October 31, 2011 and October 31, 2010 was as follows (in thousands):

	As of October 31,
	2011	2010
Accrued liabilities:
Payroll and related	$832	$804
Taxes payable	89	105
Deferred rent	21	14
Other	134	371
Total accrued liabilities	$1,076	$1,294

Software Development Costs

Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with ASC 985-20, Software, Costs of Software to Be Sold, Leased or Marketed. The time period between achieving technological feasibility, which Versant has defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has generally been short and therefore to date software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the years ended October 31, 2011, 2010 and 2009.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

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

The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2006. However, with respect to prior tax years no longer subject to examination due to the expiration of the statute of limitations, income may nevertheless be recomputed for the purpose of determining the amount of NOL that may be carried over to “open” years.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant. The Company applies the net basis of income statement presentation for taxes collected from customers and remitted to government authorities.

Share Based Compensation

The Company accounts for share-based compensation costs in accordance with ASC 718, Compensation, Stock Compensation. Under the fair value recognition guidance of ASC 718, share based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award.

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

Versant estimates the fair value of employee rights to purchase shares under its employee stock purchase plan, or “ESPP”, using the Black-Scholes Option Pricing Model. The purchase price of shares which employees may acquire under the Company's ESPP, at any purchase period, is 85% of the lesser of either of the following: the fair market value of the shares on the offering date or the fair market value of the shares on the purchase date. Versant records compensation expense based on the estimated fair value of the shares granted under the ESPP.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

Employee Benefit Plans

The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. No matching contributions to employees' voluntary contributions to the 401(k) plan were made by the Company in fiscal years 2011, 2010 and 2009.

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

In aggregate, the revenues generated by one significant telecommunications customer accounted for approximately 12% of total revenues in the fiscal years 2011 and 2010.

 The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the contract originates.

The following tables summarize revenues and long-lived assets by each geographic region (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Total revenues by geographic area:
North America	$6,457	$6,232	$6,964
Europe	9,020	8,764	10,656
Asia	795	770	530
Total	$16,272	$15,766	$18,150

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

The following table summarizes long-lived assets by each geographic region (in thousands):

	As of October 31,
	2011	2010
Total long-lived assets by geographic area:
North America	$438	$127
Germany	588	506
Asia	5	39
Total	$1,031	$672

Recently Adopted Accounting Pronouncements

Fair Value Measurement Disclosure

In January 2010, the Financial Accounting Standards Board ("FASB") amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

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

Receivables Disclosure

In July 2010, the FASB issued guidance which amends ASC 310, Receivables. This Accounting Standards Update (“ASU”) requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The effective date for disclosures as of the end of the reporting period was the first quarter of the Company's fiscal year 2011. The effective date for disclosures for activity during the reporting period is the second quarter of the Company's fiscal year 2011. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

Interactive Data Reporting

In January 2009, the SEC issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company was required to submit filings with financial statement information using XBRL commencing with the quarterly report on Form 10-Q for the quarter ended July 31, 2011.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requiring that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (November 1, 2012 for the Company). The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2011

Note 2.    Summary of Significant Accounting Policies (Continued)

Goodwill Impairment Testing

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (November 1, 2012 for the Company). Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of October 31, 2011 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Hierarchy	As of October 31, 2011
		(in thousands)
Financial assets:
Money market funds	Level 1	$13,575
Total		$13,575

The fair value of money market funds reflect quoted market prices in an active market.

Note 4.	Valuation and Qualifying Accounts and Reserves

Versant evaluates and revises its allowance for doubtful accounts receivable as part of its quarter end process at the subsidiary and corporate level. Company management assigns a risk factor and percentage of risk to each account receivable, the collection of which is considered non-routine. Accounts are considered past due in accordance with contractual terms which usually provide for payment within 30 to 90 days. Company management also assigns a general reserve to all its overdue accounts, excluding the non-routine items.

Note 4.	Valuation and Qualifying Accounts and Reserves (Continued)

The following table summarizes the activities in the Company’s allowance for doubtful accounts (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Allowance for doubtful accounts:
Beginning balance	$8	$36	$16
Adjustments to provision	8	(28)	20
Ending balance	$16	$8	$36

Note 5.	Acquisitions, Goodwill and Intangible Assets

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
The Company's allocation of the purchase price for the db4o assets and liabilities is summarized below (in thousands):

As of October 31, 2011
Allocation of purchase price:
Tangible net assets acquired	$84
Customer relationships	210
Developed technology	300
Trade name	100
Goodwill	1,869
Total	$2,563

Note 5.	Acquisitions, Goodwill and Intangible Assets (Continued)

Purchased identifiable intangible assets are amortized on a straight-line basis over their useful lives. The estimated useful economic lives of the acquired customer relationships, developed technology and trade name are nine, five and five years, respectively. The weighted average amortization period of the db4o intangible assets is 6.4 years. db4o's results of operations for periods prior to this acquisition were not material to the Company's consolidated statements of income and, accordingly, pro forma financial information has not been presented.

Goodwill

The following table presents the Company's goodwill balance as of October 31, 2011 and 2010 (in thousands):

Net Carrying Amount
Goodwill:
Versant Europe	$241
Poet Holdings, Inc.	5,752
FastObjects, Inc.	677
JDO Genie (PTY), Ltd	50
db4o	1,869
Total	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2011 and determined there was no impairment.

The goodwill acquired in the db4o acquisition will be deductible for tax purposes based upon a 15 year tax life.

Intangible Assets The Company’s intangible asset balances as of October 31, 2011 and October 31, 2010 are as follows (in thousands):

	As of October 31, 2011			As of October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Poet Holdings, Inc.- Developed Technology & Customer Relationships (Amortized over 7 years)	$1,919	$1,919	$—	$1,919	$1,832	$87
db4o-Developed Technology (Amortized over 5 years)	300	175	125	300	115	185
db4o-Customer Relationships (Amortized over 9 years)	210	68	142	210	44	166
db4o-Trade Name (Amortized over 5 years)	100	58	42	100	39	61
Total	$2,529	$2,220	$309	$2,529	$2,030	$499

Aggregate amortization expense for intangible assets was $190,000, $303,000 and $373,000 respectively, for the fiscal years ended October 31, 2011, 2010 and 2009.

Note 5.	Acquisitions, Goodwill and Intangible Assets (Continued)

The projected amortization of the Company’s existing intangible assets as of October 31, 2011 is as follows (in thousands):

Amortization
Fiscal year ending October 31,
2012	$104
2013	103
2014	30
2015	23
2016	23
Thereafter	26
Total	$309

Note 6.	Lease Obligation

Lease commitments

Versant’s principal commitments as of October 31, 2011 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements. The Company's operating lease arrangements as of October 31, 2011 are summarized below:

Leased Office Facility:	Lease Expiration Date	Total Rent Payable over the Remaining Lease Term	Options to Renew at Fair Value
Hamburg, Germany	11/30/2014	$548,000	Two three year renewal options
Redwood City, California	5/31/2013	$323,000	Single one year renewal option
Munich, Germany	2/28/2014	$64,000	Single two year renewal option

Consolidated rent expense in fiscal years ended October 31, 2011, 2010 and 2009, was approximately $397,000, $427,000 and $507,000, respectively.

Our minimum commitments under non-cancelable operating leases as of October 31, 2011 are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Fiscal year ending October 31,
2012	$407	$5	$412
2013	326	2	328
2014	187	—	187
2015	15	—	15
Total	$935	$7	$942

On November 3, 2011, the Company entered into an amendment of its office building lease in Redwood City, California leasing approximately 2,500 square feet of additional space for the thirty months ending May 31, 2014. The total rent payable over the lease term is approximately $252,000.

Note 7.	Contingencies

The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. There were no ongoing material legal proceedings as of October 31, 2011.

The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification clauses is minimal. The Company has not provided for any reserves for such indemnity liabilities.

Note 8.	Net Income Per Share

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended October 31,
	2011	2010	2009

Net income	$702	$1,654	$4,839

Calculation of basic net income per share:
Weighted average - common shares outstanding	3,078	3,411	3,626
Net income per share, basic	$0.23	$0.48	$1.33

Calculation of diluted net income per share:
Weighted average - common shares outstanding	3,078	3,411	3,626
Dilutive effect of employee and director stock options	5	33	37
Weighted average - common shares outstanding and potentially dilutive common shares	3,083	3,444	3,663
Net income per share, diluted	$0.23	$0.48	$1.32

For the years ended October 31, 2011, 2010, and 2009, 403,000, 352,000 and 182,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method.

Note 9.	Common Stock Repurchases

Fiscal Year 2010 Stock Repurchase Program

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

Fiscal Year 2011 Stock Repurchase Program

On November 29, 2010 Versant’s Board of Directors approved a stock repurchase program authorizing Versant to repurchase up to $5.0 million of its outstanding common shares on the open market, in block trades or otherwise. This stock repurchase program expired by its terms on October 31, 2011. Pursuant to this program, Versant acquired 240,629 common shares on the open market for approximately $3.0 million at an average purchase price of $12.23 per share.

Note 9.	Common Stock Repurchases (Continued)

Fiscal Year 2012 Stock Repurchase Program

On November 28, 2011 Versant’s Board of Directors approved a new stock repurchase program announced on December 1, 2011 pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or at such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

Other Stock Repurchase

On March 10, 2011, Versant and the Company’s then Chief Executive Officer ("Former CEO") entered into a separation agreement (the “Separation Agreement”). On March 28, 2011, pursuant to the Separation Agreement, Versant repurchased 62,545 shares of Versant common stock owned by the Former CEO at a price of $13.50 per share, which price reflected recent market trading prices of Versant’s common stock as of the date of the Separation Agreement.

Note 10.	Employee and Director Benefit Plans

Versant has, or had during fiscal year 2011, the following option plans in place:

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

1996 Equity Incentive Plan

Although the 1996 Equity Incentive Plan has since expired by its terms, options to purchase a total of 7,655 shares originally granted under this Plan were still outstanding as of October 31, 2011.

2005 Directors' Stock Option Plan

The 2005 Directors' Stock Option Plan was approved by Versant's shareholders in August 2005 to replace the Company's 1996 Directors' Stock Option Plan. Upon adoption of the 2005 Directors' Stock Option Plan, the Company immediately terminated use of the 1996 Directors' Stock Option Plan. Under the 2005 Directors' Stock Option Plan, Versant grants 4,000 options as an initial grant to new directors on the Board who are not employees of the Company or of a parent, subsidiary or affiliate of the Company (“Outside Directors”) and grants 4,000 additional options to each Outside Director as an annual succeeding grant thereafter. Both initial and succeeding option grants vest 50% on the first and second anniversaries of the option grant, though the options are immediately exercisable upon grant subject to the Company's option to repurchase outstanding unvested option shares at their issue price if the option holder ceases to be a member of the Company's Board of Directors. The options granted under the 2005 Directors' Stock Option Plan must expire no more than ten years after the grant date.

1996 Directors' Stock Option Plan

As of October 31, 2011, a total of 15,000 options remain outstanding under Versant's 1996 Directors' Stock Option Plan. Versant ceased granting options under its 1996 Directors' Stock Option Plan in August 2005 and no further options will be granted under the 1996 Directors' Stock Option Plan.

Assumed Poet Options and Plans

Versant acquired all of Poet's stock option plans in connection with our March 2004 acquisition of Poet.  As of October 31, 2011, a total of 14,363 options remain outstanding under these Poet plans. No further options will be granted under any of Poet's option plans.

Note 10.	Employee and Director Benefit Plans (Continued)

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

Under the Employee Stock Purchase Plan, employees may generally defer up to 10% of their compensation to purchase shares of our common stock at a purchase price equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable six month offering period or the applicable purchase date. As of October 31, 2011, approximately 30,000 shares were available for future issuance under the Employee Stock Purchase Plan.

Shares Reserved for Future Issuance

At the Company's 2011 annual shareholder meeting, held on April 18, 2011, the shareholders approved an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under the Company's 2005 Equity Incentive Plan and 2005 Directors' Stock Option Plan, respectively.

As of October 31, 2011, the Company has reserved shares of common stock for the following purposes (in thousands):

Shares
Reserved for issuance:
Employee stock purchase plan	30
Stock options available for grant	345
Outstanding stock options	651
Balance as of October 31, 2011	1,026

The stock option activities in fiscal years 2011, 2010 and 2009 were as follows:

	Options available for grant	Number of options outstanding	Weighted average exercise price
	(in thousands)
Balance as of October 31, 2008	188	303	$20.40
Authorized	220	—	—
Granted	(153)	153	13.55
Exercised	—	(13)	9.09
Forfeited and expired	52	(57)	17.88
Balance as of October 31, 2009	307	386	$18.45
Authorized	—	—	—
Granted	(164)	164	17.42
Exercised	—	(3)	10.85
Forfeited and expired	29	(32)	39.89
Balance as of October 31, 2010	172	515	$16.84
Authorized	320	—	—
Granted	(177)	177	11.84
Exercised	—	(7)	4.35
Forfeited and expired	30	(34)	24.75
Balance as of October 31, 2011	345	651	$15.20

Note 11.	Share Based Compensation

Versant accounts for share-based compensation costs in accordance with ASC 718, Compensation, Stock Compensation. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant.

Versant bases the expected term of its options on historical exercise data, while considering other factors that could possibly impact the future life of the options. As of October 31, 2011, the Company determined that the estimated expected life of an employee share option granted under the Company's Equity Incentive Plan was 4.2 years. The expected life for the options granted under the Directors' Plans to the board members who are not full time employees of Versant is 5.75 years. Versant used the simplified method allowed by SEC Staff Accounting Bulletin Nos.107 and 110 to arrive at this calculation. Under the simplified method, the expected term is equal to vesting term plus original contractual term divided by two. As of October 31, 2011, Versant uses historical volatility as the best estimate of the future volatility of its common stock.

Versant does not expect to realize any current tax benefits in fiscal year 2011 related to stock options or shares issued under its ESPP. Versant currently provides a full valuation allowance for its domestic deferred tax assets and accordingly, a valuation allowance is also provided for any tax effects of share based compensation expense.

The fair values of each option granted and each share issued under the ESPP are estimated on the date of grant, using the Black-Scholes Option Pricing Model, based on the following weighted average assumptions:

	Stock Options			ESPP
	Fiscal Year Ended October 31,			Fiscal Year Ended October 31,
	2011	2010	2009	2011	2010	2009
Assumptions:
Volatility	46% - 53%	53% - 65%	56% - 73%	23% - 31%	33% - 42%	59% - 65%
Expected life	3.6 - 5.75 years	3.3 - 5.75 years	2.4 - 5.75 years	6 - 12 months	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	1.14% - 1.95%	1.43% - 1.87%	.82% - 2.58%	0.10% - 0.28%	0.15% - 0.35%	0.29% - 0.45%
Dividend yield	—	—	—	—	—	—

Share based compensation expense recognized in the consolidated statements of income related to the Company’s stock option plans and the ESPP for fiscal years 2011, 2010 and 2009 was as follows (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Share based compensation expense:
Stock options	$932	$1,022	$933
ESPP	57	45	37
Total	$989	$1,067	$970

Share based compensation recognized in the consolidated statements of income, by income statement caption, was as follows (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Share based compensation expense:
Cost of revenues	$64	$76	$59
Sales and marketing	255	224	137
Research and development	207	232	218
General and administrative	463	535	556
Total	$989	$1,067	$970

Note 11.	Share Based Compensation (Continued)
The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2011:

	As of October 31, 2011
	Options Outstanding			Options Exercisable
	Number of Options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price	Number of Options (in thousands)	Weighted average remaining life (in years)	Weighted average exercise price
Exercise Prices:
From $3.00 - $11.12	107	4.39	$8.69	107	4.39	$8.69
From $11.13 - $11.81	134	8.33	11.81	48	7.03	11.81
From $11.82 - $15.06	135	6.62	13.26	113	6.18	13.19
From $15.07 - $18.80	145	6.74	18.42	108	6.28	18.33
From $18.81 - $30.50	130	5.03	22.50	130	5.03	22.50
	651	6.32	$15.20	506	5.61	$15.59

Options expected to vest as of October 31, 2011	638

Aggregate intrinsic value of options (in thousands)	$327			$327
Aggregate intrinsic value of shares expected to vest (in thousands)	$327

The aggregate intrinsic value of stock options outstanding and exercisable, and vested or expected to vest, at October 31, 2011 was based on the closing price of our common stock on October 31, 2011 of $11.75 per share.

The summary of the status of Versant's nonvested shares as of October 31, 2011 and changes during the fiscal year ended October 31, 2011 is as follows:

	Shares (in thousands)	Weighted average grant date fair value
Nonvested shares:
Nonvested shares as of October 31, 2010	167	$6.81
Granted	177	4.73
Vested	(163)	5.60
Forfeited	(16)	5.25
Nonvested shares as of October 31, 2011	165	$5.47

Additional information related to the fair value of Versant's stock options as of October 31, 2011, 2010 and 2009 is as follows (in thousands, except for per share amounts):

	Fiscal Year Ended October 31,
	2011	2010	2009

Weighted average grant date fair value of options granted (per share)	$4.73	$7.23	$5.52
Total value of options granted	$837	$1,183	$844
Total fair value of shares vested	$913	$1,030	$898
Total intrinsic value of options exercised	$63	$8	$89

Note 11.	Share Based Compensation (Continued)

The total unrecognized compensation costs related to nonvested options were $813,000 at October 31, 2011 and will be recognized over a weighted average period of approximately 1.5 years. Future stock option grants and the intrinsic value of ESPP shares will increase the unrecognized compensation, whereas quarterly amortization and the vesting of the existing stock option grants will reduce it.

Note 12.	Restructuring

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it closed its research and development facility in Pune, India and is winding down the affairs of its subsidiary, Versant India Private Limited (“Versant India”). The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $203,000 as of October 31, 2011. The restructuring was substantially completed during the second quarter ended April 30, 2010.

The following table reflects the type and amount of these restructuring charges (accrual reversal) included in operating expenses for fiscal years 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Restructuring:
Severance, retention and related charges	$—	$38	$32
Impairment of fixed assets	20	2	61
Impairment to other assets	5	(29)	42
Contract termination costs	—	8	—
Other direct costs of closure	—	20	4
	$25	$39	$139

The following table reflects the restructuring charges included in accrued liabilities on the consolidated balance sheets (in thousands):

Restructuring accrual balance as of October 31, 2009	$32
Payment of employee termination costs	(32)
Restructuring accrual balance as of October 31, 2010	—
No payments or accruals	—
Restructuring accrual balance as of October 31, 2011	$—

Note 13.	Income Taxes

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
Income before provision for income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Region:
United States	$(1,973)	$(1,261)	$(1,015)
International	2,957	3,382	5,292
	$984	$2,121	$4,277

Note 13.	Income Taxes (Continued)
The provision for income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	(24)	4	23
Foreign	242	395	300
Foreign withholding	64	68	54
Total current	282	467	377

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	(939)
Total deferred	—	—	(939)
Total provision for income tax expense (benefit)	$282	$467	$(562)

The provision for income taxes in Germany included approximately $212,000 and $395,000 for fiscal year 2011 and fiscal year 2010, respectively, attributable to taxable income related to our German operations that were in excess of the allowable utilization of the tax loss carry forwards, and therefore, subject to corporate taxes. The provision for income taxes in Germany also included approximately $30,000 related to uncertain tax positions.

The provision for income tax expense (benefit) differs from the amount estimated by applying the statutory federal income tax rate (35%) to income before taxes as follows (in thousands):

	Fiscal Year Ended October 31,
	2011	2010	2009

Federal tax at statutory rate	$344	$742	$1,497
State tax at statutory rate, net of federal benefit	(89)	32	(138)
Change in valuation allowance	(2,318)	(2,560)	(711)
Foreign tax differential	(161)	886	(1,299)
Foreign tax dividend	—	1,361	—
Decrease in net operating loss carry forwards	2,405	—	—
Other	101	6	89
	$282	$467	$(562)

The components of the net deferred tax asset were as follows (in thousands):

	As of October 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$30,116	$32,543
Tax credit carry forwards	1,930	1,880
Other	453	394
	32,499	34,817
Valuation allowance	(31,601)	(33,933)
Net deferred tax asset	$898	$884

Note 13.	Income Taxes (Continued)

At October 31, 2011, the Company had federal and state net operating loss carry forwards of $61.5 million and $13.0 million, respectively, and federal and state tax credit carry forwards of $1.5 million and $664,000, respectively. The federal and state net operating loss carry forwards expire on various dates through 2031 including $2.9 million of federal net operating loss carry forwards expiring in 2012. The federal tax credit carry forwards expire on various dates through 2024. The state tax credit can be carried forward indefinitely. Additionally, at October 31, 2011, the Company had German net operating tax loss carry forwards of approximately $24.2 million. The German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. For each taxable year, the Company may utilize German tax loss carry forwards fully up to the first million euros of taxable income, and thereafter, the tax loss carry forwards are limited to 60% of taxable income. Ultimately, the realization of the deferred tax assets is dependent upon the Company's generation of sufficient future taxable income to enable it to use net operating loss and tax credit carry forwards during those periods in which such carry forwards can be utilized by the Company.

In evaluating Versant's ability to utilize its deferred tax assets, management of the Company considers all available positive and negative evidence, including past operating results in the most recent fiscal years and an assessment of expected future results of operations on a jurisdiction by jurisdiction basis. As of October 31, 2011, the Company had a valuation allowance of approximately $31.6 million recorded against the Company's net deferred tax assets in the U.S. and foreign jurisdictions.

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

The Company has also experienced substantial past tax losses in its European operations. In its most recent fiscal years, the Company has generated taxable income and begun to utilize its deferred tax assets related to its German net operating loss carry forwards. Management of the Company has forecasted taxable income for its European operations for fiscal year 2012. The global economic downturn has negatively impacted the Company's operating results in all regions. The Company has experienced declining revenues as economic conditions have remained difficult. Given the uncertainty of the macroeconomic environment, future revenues and operating results are difficult to forecast. Therefore, management has concluded it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal year 2012.

Significant management judgment is required to determine when, in the future, it will become more likely than not that additional net deferred tax assets will be realized. Management will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results. Management does not anticipate significant changes to its uncertain tax positions through October 31, 2012.

Due to "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss and tax credit carry forwards to offset federal taxable income in future periods is subject to an annual limitation. In addition, the State of California has in certain cases suspended the ability to utilize net operating loss carry forwards in the current (and certain past) tax years and could do so again in the future.

A portion of deferred tax assets relating to net operating losses pertains to net operating loss carry forwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.6 million. When recognized, the tax benefit of these loss carry forwards will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

The Company adopted the provisions of ASC 740, Income Taxes related to uncertain tax positions on November 1, 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of October 31, 2010	$1,629
Additions for current year tax positions	124
Additions for prior years' tax positions	—
Reductions for prior years' tax positions	(94)
Balance as of October 31, 2011	$1,659

If recognized, $1.4 million of these unrecognized tax benefits would affect the effective tax rate.

Note 13.	Income Taxes (Continued)

The Company is subject to U.S. federal income taxes and to income taxes in various states in the U.S. as well as in foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign tax examinations by tax authorities for tax years before 2006. However, with respect to prior tax years no longer subject to examination due to expiration of the statute of limitations, income may nevertheless be recomputed for the purpose of determining the amount of NOL that may be carried over to "open" years.

Note 14.	Selected Quarterly Information (unaudited)

Summarized quarterly supplemental consolidated financial information for fiscal years 2011 and 2010 is as follows (in thousands, except per share amounts):

	Fiscal Year 2011 Quarters Ended				Fiscal Year 2010 Quarters Ended
	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,
Revenues	$3,979	$4,204	$3,512	$4,577	$4,372	$3,424	$3,515	$4,455
Cost of revenues	460	502	505	535	521	495	539	558
Gross profit	3,519	3,702	3,007	4,042	3,851	2,929	2,976	3,897
Operating expenses	3,078	3,207	3,562	3,477	2,927	2,733	2,826	3,196
Income (loss) from operations	441	495	(555)	565	924	196	150	701
Net income (loss)	$304	$474	$(537)	$461	$921	$130	$98	$505
Net income (loss) per share
Basic	$0.10	$0.16	$(0.17)	$0.14	$0.28	$0.04	$0.03	$0.14
Diluted	$0.10	$0.16	$(0.17)	$0.14	$0.28	$0.04	$0.03	$0.14

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2011, the end of the fiscal period covered by this report on Form 10-K.

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of October 31, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of Versant's internal control over financial reporting as of October 31, 2011, the end of the period covered by this report. In making its evaluation of the effectiveness of Versant's internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting and the above criteria, Versant's management has concluded that, as of October 31, 2011, Versant's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

This annual report does not include an attestation report by the Company's independent registered public accounting firm regarding the effectiveness of internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

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

The remainder of the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 11.      Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 14.      Principal Accountant Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

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

VERSANT CORPORATION

Dated: January 30, 2012	/s/ Jerry Wong
Jerry Wong
Vice President, Finance, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

/s/ Bernhard Woebker
Bernhard Woebker
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer) and Director

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Bernhard Woebker and Jerry Wong as my attorneys-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this report on Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission.  I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney.  I ratify and confirm all lawful actions taken, directly or indirectly, by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Bernhard Woebker	President and Chief Executive	January 30, 2012
Bernhard Woebker	Officer and Director

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

/s/ Jerry Wong	Vice President, Finance and	January 30, 2012
Jerry Wong	Chief Financial Officer

ADDITIONAL DIRECTORS:

/s/ Uday Bellary	Director	January 30, 2012
Uday Bellary

/s/ Anthony Bettencourt	Director	January 30, 2012
Anthony Bettencourt

/s/ Robert Brammer	Director	January 30, 2012
Robert Brammer

/s/ William Henry Delevati	Director	January 30, 2012
William Henry Delevati

/s/ Herbert May	Director	January 30, 2012
Herbert May

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.01	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. *	8-K	000-28540	09/29/03	99.10
2.02	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	333-110444	02/02/04	2.20
2.03	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). *	8-K	000-28540	09/17/04	2.01
3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	333-113871	03/24/04	4.01
3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	000-28540	08/26/05	3.10
3.03	Registrant's Amended and Restated Bylaws	8-K	000-28540	03/02/07	3.01
10.01	Registrant's 2005 Equity Incentive Plan, as amended **	S-8	333-174018	05/06/11	99.01
10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant's 2005 Equity Incentive Plan**	S-8	333-130601	12/22/05	99.02
10.03	Registrant's 2005 Directors' Stock Option Plan, as amended**	S-8	333-174018	05/06/11	99.05
10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant's 2005 Directors Stock Option Plan**	S-8	333-130601	12/22/05	99.04
10.05	Registrant's 2005 Employee Stock Purchase Plan, as amended **	S-8	333-159931	06/12/09	99.03
10.06	Forms of Enrollment Form and Subscription Agreement under Registrant's 2005 Employee Stock Purchase Plan**	S-8	333-130601	12/22/05	99.06
10.07	Registrant's 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	333-107956	08/14/03	4.06

EXHIBIT INDEX (continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.08	Registrant's 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	000-28540	02/15/05	10.02
10.09	Registrant's 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	333-87922	05/09/02	4.05
10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	03/24/04	4.05
10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	333-113871	03/24/04	4.06
10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	03/24/04	4.07
10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	333-113871	03/24/04	99.01
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	000-28540	02/15/05	10.09
10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2		07/16/96
10.16	Joint Employment Agreement and Managing Director Service Contract with CEO**	10-Q	000-28540	09/09/09	10.03
10.17	Retention Incentive Agreement with Chief Financial Officer**	10-Q	000-28540	09/09/09	10.04
10.18	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	000-28540	03/31/99	10.35
10.19	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	000-28540	07/13/99	10.04
10.20	Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	6/13/07	10.01
10.21	Separation Agreement between Thomas Huben and Versant Gmbh dated as of December 2, 2008**	10-Q	000-28540	03/13/09	10.01
10.22	First Amendment dated September 3, 2009 to Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	09/09/09	10.01

EXHIBIT INDEX (continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.23	English Summary of Office Building Lease dated July 17, 2009 between Versant Gmbh and DIC DP Hamburg Halanreie Gmbh †	10-Q	000-28540	09/09/09	10.02
10.24	Joint Transition and Separation Agreement dated as of March 10, 2011 between Versant Corporation and Versant GmbH and Jochen Witte**	10-Q	000-28540	06/14/11
21.01	Subsidiaries of the Registrant					X
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins†	XBRL Instance Document					X
101.sch†	XBRL Schema Document					X
101.cal†	XBRL Calculation Linkbase Document					X
101.pre†	XBRL Presentation Linkbase Document					X
101.lab†	XBRL Label Linkbase Document					X
101.def†	XBRL Definition Linkbase Document					X
 ___________________________________________________

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**	Management contract or compensatory plan.

†	This exhibit is an English summary of a foreign language document pursuant to Rule 306 of Regulation S-T.