Form 10-K/A
period 2011-10-31
VERSANT CORP
filed 2012-02-28
CIK 865917

United States Securities and Exchange Commission
Washington, D.C. 20549
 Form 10-K/A

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

VERSANT CORPORATION
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended October 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, that was filed with the Securities and Exchange Commission (“SEC”) on January 30, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file a definitive proxy statement involving an election of directors within 120 days of the end of our fiscal year ended October 31, 2011. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

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

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Directors of the Company
The following table sets forth certain information concerning the members of the Board of Directors:

Name of Director	Age	Principal Occupation	Versant Board Member Since

Bernhard Woebker	62	President & Chief Executive Officer of Versant	2005
Uday Bellary	57	Chief Financial Officer of Greenvolts, Inc.	2003
Anthony Bettencourt	51	President, Chief Executive Officer and Chairman of the Board of Coverity, Inc.	January 2, 2012
Robert Brammer	65	President & Chief Executive Officer of Brammer Technology, LLC	November 28, 2011
William Henry Delevati	63	Chairman of the Board of Versant	1999
Herbert May	62	Consultant	2004

Bernhard Woebker is Versant's President and Chief Executive Officer and a member of Versant's Board of Directors and the Managing Director of the Company's subsidiary, Versant GmbH. He has served as a director of the Company since June 2005 and was previously a director of the Company from June 1999 until the Company's merger with Poet Holdings, Inc. in March 2004. Mr. Woebker has been a consultant to various investment banking and venture capital firms in Europe and the United States since late 1999. From January 1999 until July 2001, he served as Executive Vice President of the Company and from March 1997 until January 1999 he served as the Company's Vice President and General Manager in Europe. From 1994 to March 1997, he was the President of Versant Object Technology GmbH, an independently-owned distributorship for Versant products in Europe, which was acquired by Versant in March 1997. From 1976 until 1994, Mr. Woebker held a variety of positions in Germany and the United States with Nixdorf Computer AG, Nixdorf Computer Engineering Corp. and Siemens Nixdorf Informationssysteme AG, all information technology companies, including the position of President and CEO of Nixdorf Computer Engineering Corp. in Boston, Massachusetts from 1986 to 1989. Mr. Woebker has also served as Senior Vice President of Pyramid Technology Corp. in Europe and as Vice President of NeXT Computer, Inc. in Europe. From March 2010 to September 2010, Mr. Woebker served on the board of directors of Intershop Communications AG, a publicly held German company listed in Germany that provides software solutions for ecommerce applications. Mr. Woebker received a Masters of Science degree in Mathematics and Computer Science from the University of Hannover.
Uday Bellary has served as a director of Versant since July 2003. From February 2010 to the present, Mr. Bellary has served as the Chief Financial Officer of GreenVolts, Inc., a privately held company that develops and commercializes concentrating photovoltaic (CPV) technology for solar energy applications. From May 2007 to December 2009, Mr. Bellary served as President, Chief Executive Officer and Chief Financial Officer of Wortal, Inc., and currently serves as a member of its Board of Directors and its Secretary. Wortal, Inc. is a privately-held company that provided consumers with value-added information on consumer and community-related topics such as entertainment, services, local activities, home needs and work-related matters through community-oriented portals accessible from the Internet and mobile platforms. Wortal sold its intellectual property assets to a corporate acquiror in December 2011 and thereupon ceased active business operations. He also previously served as the Chief Financial Officer of Atrica, Inc., a privately held optical Ethernet company, on a full-time basis from November 2005 to January 2008, when Atrica was sold to Nokia Siemens Networks, and on a part-time basis between April 2005 and October 2005. Mr. Bellary also served as part time Executive Vice President, Finance, Administration and Operations and Chief Financial Officer of VL, Inc. a privately held VoIP services company, and as a member of its board of directors from September 2003 to November 2005 and remained an advisor until 2007. From February 2000 to August 2003, he served as the Senior Vice President, Finance & Administration and Chief Financial Officer of Metro Optix, Inc., a privately held provider of optical networking equipment, which, to satisfy its liabilities, disposed of its intellectual property and other assets to Xtera Communications and ceased operations in August of 2003. Since July 2004 Mr. Bellary has also been a member of the board of directors of Backweb Technologies Ltd., a publicly held provider of software that enables mobile workers to access web-based applications, that is no longer a reporting company under the Securities Exchange Act of 1934. Mr. Bellary received a B.S. degree in Finance, Accounting and Economics from Karnatak University and a DMA degree in Finance from the University of Bombay, India. Mr. Bellary is a Certified Public Accountant and a Chartered Accountant.

Anthony Bettencourt joined the Board of Directors on January 2, 2012. From November 2010 to the present, Mr. Bettencourt has served as the President, Chief Executive Officer and Chairman of the Board of Coverity, Inc., a privately held company that develops and markets development testing solutions that assist software developers in detecting and fixing quality and security problems. Prior to joining Coverity in 2010, Mr. Bettencourt served as the Chief Executive Officer of Verity Inc., a leader in enterprise search, and led the company through its acquisition by Autonomy Corporation plc in 2005. After Verity's acquisition by Autonomy, Mr. Bettencourt served as Senior Vice President of Special Projects at Autonomy from 2006 to 2009, during which time he also served successively as CEO of several Autonomy subsidiaries. Mr. Bettencourt currently serves as the non-executive chairman of the board of directors of Blinkx, Inc., an Internet video search engine company whose stock trades on the AIM market of the London Stock Exchange, and also serves on the board of directors of several privately held companies. Mr. Bettencourt holds a B.A. in English from Santa Clara University.
Robert Brammer joined the Board of Directors on November 28, 2011. He is the President and CEO of Brammer Technology, LLC, a consulting firm. From July 2004 to July 2011, Dr. Brammer was employed by Northrop Grumman Information Systems, a division of Northrop Grumman Corporation that provides advanced information enterprise solutions to government and civilian customers, where he most recently served as Vice-President for Advanced Technology and CTO. Previous to that, Dr. Brammer was Vice President and Chief Technology Officer at TASC, Inc., a privately held company (formerly a subsidiary of Northrop Grumman) that provides advanced systems engineering, integration and decision-support services to agencies of the federal government. Dr. Brammer received a Ph.D in Mathematics from the University of Maryland College Park and a B.S. in Mathematics from the University of Michigan.
William Henry Delevati has been the Chairman of the Board since June 2005 and has served as a director of the Company since October 1999. Mr. Delevati has also served as a consultant to various companies located in the Silicon Valley area since April 2000. From October 1999 to April 2000, Mr. Delevati served as the Senior Vice President, Information Technology and Chief Information Officer of Aspect Communications Corporation, a provider of customer call center solutions. From November 1995 to April 1999, he served as Vice President of Worldwide Information Services for Quantum Corporation, a storage device company. From April 1995 to November 1995, he was the Chief Information Officer, Senior Vice President of MIS for Conner Peripherals, a storage device company. From September 1994 to April 1995, he was the Chief Information Officer, Vice President of Worldwide MIS for Borland Corporation, a software tools company. From September 1993 to September 1994, he was the Chief Information Officer, Vice President of Worldwide MIS for Logitech, a computer peripheral device company. From December 1987 to September 1993, he was the Director of Application Development and Global Information Resources for Sun Microsystems, Inc. Mr. Delevati received a Bachelor of Science degree in Computer Science from UC Berkeley and an MBA from Arizona State University.
Dr. Herbert May has served as a director of the Company since March 2004. From November 2000 to March 2004, he served as Chairman of the board of directors of Poet Holdings, Inc., a company that merged with Versant in March 2004. In addition, Dr. May served as a member of both the Audit and Compensation Committees of Poet Holdings, Inc. Dr. May has held several leading positions at Alcatel in both Stuttgart and Paris. His last position at Alcatel was Head of the Office of Communication Division. From February 1994 to September 1995, Dr. May took a leading role as CEO in establishing DeTeSystems, a German wholly owned subsidiary of Deutsche Telekom AG that provides system solutions for telecommunications services to significant accounts in Germany. In 1995, he was appointed to the Board of Management of Deutsche Telekom AG, where he was responsible for large business customers, multimedia and systems solutions until May 1998. Currently, Dr. May manages his own consulting and investment company and is a member of the advisory boards of several IT and multimedia companies. From June 2000 to December 2008 he served on the board of directors of InfoVista S.A., a publicly held French company that provides software products that monitor and analyze the performance of telecommunications and IT infrastructures. Since October 2010 Dr. May has also served as chairman of the Supervisory Board of Intershop Communications AG, a publicly held German company listed in Germany that provides software solutions for ecommerce applications.
Board Leadership Structure

Versant's Board of Directors is currently composed of six directors: five Outside Directors and Bernhard Woebker, the Company's President and Chief Executive Officer. William Henry Delevati, an Outside Director, serves as Chairman of the Board of Directors. In addition, the Chairman of each Versant Board Committee having a chair is also an Outside Director, and different Outside Directors currently serve as chairmen of the Audit, Compensation and Nominating Committees of the Board. Mr. Woebker does not serve on the Audit or Compensation Committees of the Board, nor does he chair any Board Committee. The Board believes that the existing leadership structure of the Board and its Committees is appropriate based on the size of the Board and the Company's current circumstances. The Board takes an active role in its oversight function and periodically holds executive sessions of Board and Board committee meetings to enable and encourage candid discussions of issues. The Board administers its oversight function, in part, by having key authority roles on various Board committees held by different Outside Directors, and the Board believes that this shared leadership practice encourages greater interest and participation in risk oversight by all members of the Board.

Audit Committee of the Board of Directors.   Versant's Board of Directors maintains a standing Audit Committee of the Board. Messrs. Bellary, Delevati and May are the current members of the Audit Committee. Messrs. Bellary, Delevati and May served as such throughout fiscal 2011 and Mr. Woebker, who joined the committee in May 2010, resigned from the committee when he became CEO of the Company. Mr. Bellary serves as the Chairman of the Audit Committee and was appointed to that position in July 2003. The Board has determined that Mr. Bellary is the “audit committee financial expert” as defined by the rules of the United States Securities and Exchange Commission (the “SEC”) and is independent as independence for audit committee members is defined in the listing standards for the Nasdaq Stock Market. The principal responsibilities of the Audit Committee are as follows:

•
to monitor the periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by the Company's independent auditors and the Company's financial and senior management;

•	to facilitate communication among the Company's independent registered public accounting firm, the Company's financial and senior management and the Board;

•	to oversee the Company's accounting and financial reporting processes and the audit of the Company's financial statements; and

•	to oversee the Company's relationship with its independent registered public accounting firm and review and evaluate that accounting firm's independence and performance.

The Board has adopted a written charter for the Audit Committee. The Audit Committee's charter is available on the Investor Relations section of our website at www.versant.com/en_US/aboutus/investorrelations. Each current member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market.

Named Executive Officers

SEC regulations define “Named Executive Officers” of the Company as the individuals (i) who served as the Company's Chief Executive Officer during fiscal 2011, (ii) the Company's two most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 2011, if any, and (iii) up to two other persons who would have come within the description of other highly compensated officers in clause (ii) but for the fact that they were not serving as an executive officer of the Company at the end of fiscal 2011, if any.

Mr. Woebker and Mr. Wong currently serve as Versant's President and Chief Executive Officer and Versant's Vice President, Finance, Chief Financial Officer and Secretary, respectively, and Mr. Witte's employment with Versant terminated effective as of March 10, 2011 (they are together referred to in this Proxy Statement as the “Named Executive Officers”). Versant has no other executive officers as of the date of this Proxy Statement and, except for Messrs. Woebker, Witte and Wong, had no other executive officers during fiscal 2011.

Mr. Woebker and Mr. Wong currently serve in the positions indicated for them in the following table. Biographical information for Mr. Woebker is found in Part III, Item 10 of this report ("Directors, Executive Officers and Corporate Governance") under the heading "Directors of the Company" and biographical information for Messrs. Witte and Wong is set forth immediately below the following table.

Name of Officer	Age	Title
Bernhard Woebker	62	President and Chief Executive Officer
Jochen Witte	51	Former President and Chief Executive Officer
Jerry Wong	60	Vice President, Finance, Chief Financial Officer and Secretary

Jerry Wong has been Versant's Vice President, Finance and Chief Financial Officer and Secretary since June 2006. Prior to his appointment to these positions with Versant, from March 2003 to December 2005 Mr. Wong served as Chief Financial Officer and a consultant for Companion Worlds, Inc., a privately held company that provided technology enabling instructional content for mobile digital devices. From March 2004 to June 2006 Mr. Wong also served as a financial consultant for Vega Vista, Inc., a privately held company developing solutions for accessing and interacting with rich content on small displays, such as those on handheld devices. From January 2000 to November 2008 Mr. Wong served as an independent trustee for Firsthand Mutual Funds and also served for four years as chairperson of the Firsthand Mutual Fund's audit committee. From 1995 to October 2002 Mr. Wong was Vice President of Finance for Poet Software Corporation and Poet Holdings, Inc. and from 2000 to October 2002 he was Executive Vice President of U.S. operations for Poet Software Corporation, an affiliate of Poet

Holdings, Inc. Poet Holdings, Inc. was a provider of object-oriented database and e-catalog solutions that merged with Versant in March 2004. Mr. Wong holds a B.S. degree in Business Administration from the University of San Francisco.

Jochen Witte served as Versant's President and Chief Executive Officer from June 2005 until March 10, 2011 and as a member of Versant's Board of Directors from March 2004 until November 28, 2011. Mr. Witte served as the Company's Chief Financial Officer and Secretary from June 2005 to June 2006. From March 2004 to June 2005, he served as President, European Operations of Versant. Prior to joining Versant, Mr. Witte was CEO of Poet Holdings Inc., a company that merged with Versant in 2004 and which he co-founded in 1993. He initially worked as Poet's Managing Director of Germany and became Poet's Chief Financial Officer in 1999 when Poet went public. Mr. Witte received a degree in Business Administration from the Berlin Technical University and also attended the University of Wales as an exchange student.

Shareholder Communications to the Board of Directors

Shareholders of the Company may communicate with the Company's Board of Directors or any individual director through the Company's Secretary by sending an email to directors@versant.com or by writing to the following address:

Versant Corporation
Attention: Board of Directors c/o Secretary
255 Shoreline Drive, Suite 450
Redwood City, CA 94065 USA

The Company's Secretary will forward the correspondence to the Board (or any indicated individual director), except for spam, junk mail, mass mailings, product complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material. The Company's Secretary may forward certain correspondence, such as product-related inquiries, to the appropriate destinations within the Company for review and possible response.

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics that applies to the Company's Board of Directors, principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. The Code of Conduct and Ethics is intended to provide our employees, officers and directors with an understanding of how Versant does business. The Code of Conduct and Ethics is posted on the Investor Relations section of our website at http://www.versant.com/pdf/vsnt_code_of_conduct_rev2008.pdf. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://www.versant.com/company/Investor_Relations.aspx.

Section16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires Versant's directors and officers, and persons who own more than 10% of a registered class of Versant's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Versant with copies of all Section 16(a) forms they file. Based solely on the review of the copies of such forms furnished to Versant and written representations from the executive officers and directors of the Company, Versant believes that all Section 16(a) filing requirements were met during fiscal 2011with the exception of a Form 4 for Mr. Woebker filed on June 8, 2011 reporting the purchase of 1,100 shares of common stock purchased on June 2, 2011 and 2,900 shares of common stock purchased on June 3, 2011.

Item 11.      Executive Compensation

Compensation of Directors

The following table sets forth compensation earned by the Company's Outside Directors during fiscal year 2011:
Summary Compensation Table - Directors

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) [4]	Total ($)
Bernhard Woebker [1,6]	$8,967	$28,104	$37,071
Uday Bellary	$25,000	$30,021	$55,021
Anthony Bettencourt [2]	$—	$—	$—
Robert Brammer [3]	$—	$—	$—
William Henry Delevati	$25,000	$30,021	$55,021
Herbert May	$25,000	$30,021	$55,021
Jochen Witte [5,6]	$12,592	$—	$12,592

1 Mr. Woebker served as an outside director until March 10, 2011 when he became CEO of the Company. These fees represent the compensation he received as an outside director. The share-based compensation expense relates to those option awards granted from the 2005 Directors Stock Option Plan he received as an outside director. As stated in note 6 below, Mr. Woebker's compensation for his services in the capacity as an employee are set forth elsewhere in this Item 11.

2 Mr. Bettencourt joined the Board of Directors in January 2012 and received no compensation in fiscal 2011.
3 Mr. Brammer joined the Board of Directors in November 2011 and received no compensation in fiscal 2011.
4 Amounts reflect the share-based compensation expense recognized in fiscal 2011 by the Company for financial statement reporting purposes. For a discussion of valuation assumptions, see Note 2 to the consolidated financial statements included in Item 8 of this report under the heading "Share Based Compensation."

5 Jochen Witte served as an outside director from March 10, 2011 (when he resigned as CEO) until November 28, 2011 during which time he received directors fees. As stated in note 6 below, Mr. Witte's compensation for his services in the capacity as an employee are set forth elsewhere in this Item 11. Mr. Witte was granted no option awards under the 2005 Directors Stock Option Plan.

6 Compensation for Messrs. Woebker and Witte, the Directors who also served as Executive Officers, is also included in the Summary of Compensation - Executive Officers table under the heading Executive Compensation in this Item.

Our directors who are not employees of Versant or any of its parents, subsidiaries or affiliates (“Outside Directors”) receive a combination of stock options and cash compensation for serving on our Board. Any director who is also a Company employee does not receive board fees or equity for his Board service. In fiscal 2011, Mr. Woebker served as an Outside Director until March 2011 when he became CEO of the Company. Mr. Woebker received cash compensation for his services as an Outside Director through March 2011. Mr. Witte served as the Company's CEO until March 2011 when he resigned from that position. Mr. Witte remained on the Board of Directors until November 28, 2011 and received cash compensation for his services as a director from March 2011 through November 2011, but was not granted any stock options under the 2005 Directors Stock Option Plan.

Cash Compensation. In fiscal 2011, Versant paid its Outside Directors cash compensation for their services as directors at a rate of $25,000 per year. The amount of compensation paid by Versant to its Outside Directors is determined by Versant's Board or a committee of the Board authorized to make such determination.

Equity Compensation. Outside Directors have previously been granted stock options under Versant's 1996 Directors Stock Option Plan (the “1996 Directors Plan”) and since August 2005 have received stock options under Versant's 2005 Directors Stock Option Plan (the “2005 Directors Plan”), which replaced the 1996 Directors Plan as of August 22, 2005. The purpose of the 2005 Directors Plan is to align the Outside Directors' interests with the interests of the Company's shareholders and to provide Outside Directors an opportunity to purchase shares of Versant Common Stock.

Under the terms of the 2005 Directors Plan, each Outside Director who first becomes a member of the Board after August 22, 2005 receives an option to purchase 4,000 shares of Versant Common Stock (i) upon initially joining the Board (an “Initial

Grant”), and (ii) so long as he or she continues to serve on the Board as an Outside Director, on each successive August 22 thereafter (each, such August 22 a “Succeeding Grant Date”), he or she will receive an additional option to purchase 4,000 shares of Versant Common Stock (a “Succeeding Grant”); except that, if such Outside Director has not been a member of the Board for the entire one-year period immediately preceding such Succeeding Grant Date, then the number of shares subject to the Succeeding Grant received by the Outside Director on that Succeeding Grant Date are reduced and prorated in proportion to the time during which such Outside Director served on the Board during such one-year period.

The following stock option grants have been made under the 2005 Directors Plan:

	Number of Shares Granted to Outside Directors as a Group (1)	Grant Date Fair Value (per share)	Exercise Price (per share)
Date of Grants:
August 22, 2005 (2)	3,784	$2.86	$4.10
August 22, 2006	8,000	$5.23	$6.13
August 22, 2007 (3)	15,716	$18.11	$22.00
August 22, 2008	16,000	$22.19	$30.50
August 22, 2009	16,000	$9.73	$15.06
August 22, 2010	16,000	$6.19	$10.58
August 22, 2011 (4)	12,000	$5.01	$10.20
	75,500

1
Except as noted in footnotes 2 and 4 below, the number of options granted to each Outside Director was equal in each year indicated in the table. The Outside Directors group includes Uday Bellary, William Delevati, Herbert May and until March 2011, Bernhard Woebker. Jochen Witte received no option grants in his role as a Director.

2
In 2005, immediately after the shareholder approval of the 2005 Directors Plan, each Outside Director was granted a Succeeding Grant which was prorated to account for any grant made to the Outside Director in the preceding twelve months. Each Outside Director received a grant ranging from 131 to 1,671 shares on August 22, 2005.

3
In 2007, the 2005 Directors Plan was amended to increase the Succeeding Grant from 2,000 shares to 4,000 shares. Despite this amendment, the Succeeding Grants made on August 22, 2007 were reduced to 3,929 shares per Outside Director because there were then insufficient shares available under the 2005 Directors Plan to enable such Succeeding Grant to be 4,000 shares on that date, so the remaining available options were prorated among the Outside Directors.

4	On August 22, 2011, Bernhard Woebker was serving as CEO of the Company and did not receive a succeeding grant.

Options granted under the 2005 Directors Plan are immediately exercisable in full. However the options granted under the 2005 Directors Plan are subject to vesting provisions pursuant to which 50% of the shares vest free of a potential repurchase option of the Company on each of the first two anniversaries of the date of grant of the option, so long as the optionee continuously remains a member of the Board or a consultant to the Company. If an Outside Director's service with the Company as a director or consultant terminates, then any shares purchased by such Outside Director under an option granted under the 2005 Directors Plan that are unvested on the termination date are subject to repurchase by the Company at the option exercise price paid for such shares. In the event of certain corporate transactions (including certain change of control transactions) involving the Company, the vesting of all unvested shares subject to options granted under the 2005 Directors Plan may be accelerated.

The Outside Directors' aggregate holdings of stock options at the end of fiscal year 2011 were as follows:

Name [1,2]	Number of Shares
Uday Bellary	30,060
William Henry Delevati	31,100
Herbert May	25,529

1 Bernhard Woebker was no longer an Outside Director as of March 10, 2011 when he began to serve as CEO of the Company. Mr. Woebker's aggregate holding of stock options is found in this item under the heading "Executive Compensation."

2 Jochen Witte's aggregate holding of stock options is found below in this item under the heading "Executive Compensation."

Compensation of Executives

Role of the Compensation Committee and Processes

The Compensation Committee has the exclusive authority to establish the level of base salary payable to Versant's executive officers and also has the responsibility for approving the individual bonus programs for Versant's Chief Executive Officer and its other executive officers for each fiscal year, and to determine at the end of the fiscal year the extent to which the bonus has been earned. The Compensation Committee also reviews and makes recommendations to the Company's Board of Directors to ensure that other aspects of Versant's compensation and benefit programs are consistent with Versant's compensation philosophy.

Versant's Chief Executive Officer has historically annually reviewed the performance of each of Versant's other executive officers. The conclusions reached by the Chief Executive Officer and his recommendations based on these reviews, including his recommendations with respect to base salary, target annual bonus levels and performance targets, and target annual long-term incentive option award values, have typically been presented by the Chief Executive Officer to the Compensation Committee, which may modify or supplement any recommendation made by the Chief Executive Officer in its discretion, and the Compensation Committee has historically made adjustments and additions modifying the Chief Executive Officer's recommendations and/or adopted compensation terms devised by the Compensation Committee. The Compensation Committee makes all final compensation decisions for each of Versant's Named Executive Officers (as defined below). Compensation Committee meetings typically have included, for all or a portion of each meeting, not only the Compensation Committee members but also Versant's Chief Executive Officer and Chief Financial Officer, although these officers do not attend those portions of the Compensation Committee meetings in which their personal compensation program is determined by the Compensation Committee.

The Compensation Committee has the authority to engage the services of outside advisors. However, historically, including for fiscal 2011, the Committee has not done so, given the Company's size, the small number of the Company's executive officers, the relative lack of complexity of the Company's compensation programs and the costs associated with retaining such an advisor. In fiscal 2011 management did not engage any compensation consultants to provide advice or recommendations on the amount or form of executive and director compensation.

Executive Compensation

Provided in the tables and narrative below is certain information regarding compensation earned by our Named Executive Officers for fiscal years 2011 and 2010.
 Summary Compensation Table - Executives

Name and Principal Position		Fiscal Year	Salary ($)	Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)
Bernhard Woebker (2, 3, 7)
	Director	2010	$25,000	$57,534	$—	$—	$82,534
	Director	2011	$8,967	$28,104	$—	$—	$37,071
	President and Chief Executive Officer	2011	$197,597	$81,667	$16,000	$8,419	$303,683
	Fiscal 2011 total - Mr. Woebker		$206,564	$109,771	$16,000	$8,419	$340,754
Jerry Wong (8)
	Vice President, Finance, Secretary & CFO	2010	$190,000	$96,968	$78,532	$—	$365,500
	Vice President, Finance, Secretary & CFO	2011	$190,000	$83,709	$75,000	$—	$348,709
Jochen Witte (4, 5, 6, 7, 9)
	Former President and CEO	2010	$291,034	$141,383	$62,798	$12,552	$507,767
	Former President and CEO	2011	$152,922	$120,218	$154,285	$318,289	$745,714
	Director	2011	$12,592	$—	$—	$—	$12,592
	Fiscal 2011 total - Mr. Witte	2011	$165,514	$120,218	$154,285	$318,289	$758,306

1
Amounts reflect the share-based compensation expense recognized by the Company for financial statement reporting purposes. For a discussion of valuation assumptions, see Note 2 to the consolidated financial statements included in this report in Item 8 under the heading "Share Based Compensation." See the Plan Based Awards table below for information on fiscal 2011 stock option grants.

2
Mr. Woebker's salary was paid by Versant GmbH in euros and translated each month at the exchange rate used for inclusion in the Company's financial statements. For fiscal 2011, Mr. Woebker was paid €138,522 which translated to approximately $197,597 at an average exchange rate of 1.4265 dollars per euro

3
Mr. Woebker's compensation for his service as a Director, prior to the date he become Versant's Chief Executive Officer and President, is included in this table and also included in the "Summary Compensation Table - Directors" under the heading "Compensation of Directors" in this report in this Item 11.

4
Mr. Witte's salary was paid by Versant GmbH in euros and translated each month at the exchange rate used for inclusion in the Company's financial statements. For fiscal 2011, Mr. Witte was paid €111,130, which translated to approximately $152,922 at an average exchange rate of 1.3761 dollars per euro. For fiscal 2010, Mr. Witte was paid €216,000 which translated to approximately $291,034 at an average exchange rate of 1.3474 dollars per euro.

5
Mr. Witte's compensation for his service as a Director is included in this table and also included in the "Summary Compensation Table - Directors" under the heading "Compensation of Directors" in this report in this Item 11.

6	Incentive compensation for fiscal 2010 was payable in the first quarter following the fiscal year in which it was earned.
7	"All Other Compensation" includes amounts paid by the Company for life insurance premiums and auto lease payments.
8	Incentive compensation payable in the first quarter following the fiscal quarter or fiscal year in which it is earned.
9
a) On March 10, 2011, Versant Corporation and Jochen Witte, the Company’s then President and Chief Executive Officer, agreed to Mr. Witte’s resignation and entered into a separation agreement. Under this separation agreement, Mr. Witte continued to serve as a part-time employee at a salary of €9,000 per month and assisted in transitioning his responsibilities until June 30, 2011 when Mr. Witte’s employment terminated.

b) The terms of Mr. Witte’s separation agreement provided that in exchange for a general release of claims, he received the following: (i) a severance payment consisting of €216,000 (equivalent to approximately $309,658) and reflected in "All Other Compensation" above plus a bonus of approximately €65,768 (equivalent to approximately $94,285) and reflected in "Non-Equity Incentive Plan Compensation" above.

c) The terms of Mr. Witte's separation agreement also provided that the vesting of Mr. Witte’s Versant stock options was accelerated by 12 months of vesting and his then outstanding vested Versant stock options will continue to be exercisable until March 31, 2012. The additional share-based compensation expense recognized by the Company as a result of these stock option modifications is included in "Option Awards" above.

Mr. Woebker. Mr. Woebker, who is based in Germany and whose base salary is paid in Euros, had an annual base salary in fiscal 2011 of €216,000 per year. He was also eligible for discretionary bonuses to be determined by the Compensation Committee of the Board of Directors.

Mr. Wong. Mr. Wong's annual base salary rate for fiscal 2010 and fiscal 2011 was $190,000. Mr. Wong's fiscal 2011 bonus program had the following principal terms: 1) a bonus based on Fiscal 2011 Income from Operations equal to ten percent (10%) of that portion of the Company’s 2011 Income from Operations that exceeded a target level of 2011 Income from Operations which he did not earn; and 2) a discretionary bonus of up to $60,000 by achieving certain operational objectives in Fiscal 2011, as determined by Versant’s Chief Executive Officer under which he earned $60,000. In addition, Mr. Wong received a discretionary bonus from the Board of Directors of $15,000.

For his fiscal 2010 bonus program, Mr. Wong was entitled to receive cash bonuses based on two separate components: (1) a bonus based on the amount of the Company's Income from Operations for fiscal 2010, under which he earned $8,532 and (2) a bonus based on achievement by Mr. Wong of certain operational objectives determined by Versant's Chief Executive Officer under which he earned $70,000.

Mr. Witte. In September 2009, the Compensation Committee approved an employment agreement for Mr. Witte, who was based in Germany and whose base salary was paid in Euros, which continued his base salary at the annual rate of €216,000. For fiscal 2011 and 2010, Mr. Witte's annual base salary rate was €216,000.

On March 10, 2011, the Company and Jochen Witte, the Company’s former President and Chief Executive Officer and the managing director of its Versant GmbH subsidiary, agreed to Mr. Witte’s resignation from these positions and entered into a separation agreement. Under this separation agreement, Mr. Witte continued to serve as a part-time employee at a salary of €9,000 per month to assist in transitioning his responsibilities until June 30, 2011, when Mr. Witte’s employment terminated. Mr. Witte continued to serve on Versant’s Board of Directors until November 28, 2011. The terms of Mr. Witte’s separation payment provided that, upon his termination, in exchange for a general release of claims, he received the following separation benefits: (i) a severance payment consisting of €216,000 (equivalent to approximately $309,658) plus a bonus of approximately €65,768 (equivalent to approximately $94,285); (ii) the vesting of Mr. Witte’s Versant stock options were accelerated by 12 months of vesting; and (iii) his outstanding vested Versant stock options will continue to be exercisable until March 31, 2012. Pursuant to the separation agreement, Versant also repurchased approximately 62,545 shares of Versant common stock owned by Mr. Witte (including 15,120 shares owned by his spouse) at a price of $13.50 per share, which price reflected recent market trading prices of Versant’s common stock as of the date of the separation agreement.

For fiscal 2010, Mr. Witte's bonus program entitled him to earn cash bonuses based on three separate components: (1) a bonus based on the amount of the Company's Income from Operations for fiscal 2010, under which he earned $12,798, (2) a bonus based on the Company's revenues for fiscal year 2010, which he did not earn, and (3) a discretionary bonus of $50,000 based on strategic progress in Versant's business as determined in the discretion of the Compensation Committee.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Chief Executive Officer's Employment Arrangements.   Mr. Woebker does not have an employment agreement with the Company.

 Chief Financial Officer's Employment Arrangements.   On September 9, 2009, Versant entered into a Retention Incentive Agreement with Mr. Wong which provides him with severance benefits upon his termination of employment following certain change of control transactions involving the Company. The agreement provides that if Mr. Wong's employment is terminated without cause or is terminated by him for “good reason” within 12 months of a change of control transaction involving the Company, then (i) the vesting of Mr. Wong's then outstanding unvested stock options or other unvested equity awards of the Company may be accelerated for up to a maximum of 36 months of vesting (with the extent of vesting based on Mr. Wong's tenure with the Company) and (ii) Mr. Wong would be entitled to be paid cash severance in an amount not to exceed 50% of his annual target compensation (with the actual amount payable determined in part on Mr. Wong's tenure with the Company), in each case subject to Mr. Wong signing a release.

Grants of Plan-Based Awards, Fiscal Year 2011

The following table shows all plan-based awards granted to our Named Executive Officers during fiscal year 2011. Certain of the stock option awards shown in this table (those granted in fiscal year 2011) are also reported in the Outstanding Equity Awards at Fiscal Year End table below.

		Option Awards: Number of Underlying Options	Option Awards: Number of Underlying Options	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	(#)	($/Sh)	($) (1)
Bernhard Woebker [3]	5/23/2011	20,000	$12.83	$127,652
Jerry Wong [2]	11/29/2010	15,000	$11.81	$67,071
Jochen Witte [2,4]	11/29/2010	20,000	$11.81	$89,428

1 These amounts do not reflect compensation actually received. Rather, they reflect the share based compensation valuation for financial reporting purposes. The assumptions used to calculate the value of these stock option grants are set forth in Note 11 of the Notes to the Consolidated Financial Statements included in this Form 10-K for fiscal year 2011.

2 These options first vest and become exercisable with respect to 25% of the shares subject to the option nine months after the grant date, and thereafter vest and become exercisable with respect to 2.78% of the shares subject to the option each month thereafter, subject to the option holder’s continued employment or service relationship with the Company. The options are subject to potential acceleration under Mr. Wong's Retention Incentive Agreement with Versant.

3 These options were granted from the 2005 Equity Incentive Plan and vest ratably over the twelve months beginning 3/11/11, subject to the option holder’s continued employment or service relationship with the Company.

4 These options were modified by the separation agreement between Jochen Witte and the Company to accelerate 12 months of vesting as of Mr. Witte's termination date, June 30, 2011.

Equity-Based Long Term Incentive Compensation. We do not have any program, plan or practice that requires us to grant stock options to Versant's executive officers on specified dates, however, we generally (but not exclusively) consider stock option grants to Versant's executives on an annual basis, typically following fiscal year end when preliminary results for the preceding fiscal year are available for review by the Compensation Committee and forecasts for the following fiscal year are presented by management for review by the Board of Directors.

On May 23, 2011, the Compensation Committee of the Board of Directors approved the grant to Bernhard Woebker, Versant's Chief Executive Officer and President, of a stock option pursuant to the Company's 2005 Equity Incentive Plan, in order to provide Mr. Woebker with an appropriate equity incentive. The option entitled Mr. Woebker to potentially purchase up to 20,000 shares of Versant Common Stock at an exercise price of $12.83 per share, which price is equal to 100% of the fair market value of a share of Versant common stock on the date of grant. The option vests and becomes exercisable ratably on a monthly basis over the twelve month period beginning March 10, 2011 (the date of Mr. Woebker's appointment as Chief Executive Officer and President) and will generally expire on the earlier of (i) ten years after the date of grant or (ii) seven months after Mr. Woebker ceases to be employed by the Company (or an affiliate of the Company).

Outstanding Equity Awards at Fiscal Year-End, Fiscal Year 2011

The following table shows all outstanding equity awards held by our Named Executive Officers at the end of fiscal year 2011, including Jochen Witte who remained on the Board of Directors as of October 31, 2011. Certain of the stock option awards shown in this table (those granted in fiscal year 2011) are also reported in the Grants of Plan-Based Awards table above.

	Option Awards
	No. of securities underlying unexercised options at October 31, 2011 - Exercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date

Name
Bernhard Woebker	186			$4.10	8/22/2015
	2,000			$3.00	6/15/2015
	2,000			$6.13	8/22/2016
	3,929			$22.00	8/22/2017
	4,000			$30.50	8/22/2018
	4,000			$15.06	8/22/2019
	2,000	1	2,000	$10.58	8/22/2020
	11,666	2	8,334	$12.83	5/23/2021
Total	29,781		10,334
Jerry Wong	7,800		—	$6.80	6/27/2016
	6,500		—	$18.18	2/26/2017
	10,000		—	$20.98	11/29/2017
	14,583		417	$12.47	11/25/2018
	9,582		5,418	$18.80	11/30/2019
	3,750		11,250	$11.81	11/29/2020
Total	52,215	3	17,085
Jochen Witte [5]	2,800		—	$10.50	1/24/2012
	875		—	$3.50	3/31/2012
	4,200		—	$27.50	3/31/2012
	500		—	$3.69	3/31/2012
	20,000		—	$10.37	3/31/2012
	20,000		—	$20.98	3/31/2012
	20,000		—	$12.47	3/31/2012
	17,222		—	$18.80	3/31/2012
	10,555		—	$11.81	3/31/2012
Total	96,152	4	—

1
These options were granted from the 2005 Directors Stock Option Plan when Mr. Woebker was an Outside Director and vest 50% on each of the first two anniversaries of the date of the grant. These options are fully exercisable on the date of grant but the unvested shares are subject to repurchase by the Company.

2
These options were granted from the 2005 Equity Incentive Plan and vest ratably over the twelve months beginning 3/11/11, subject to the option holder’s continued employment or service relationship with the Company.

3
These options first vest and become exercisable with respect to 25% of the shares subject to the option nine months after the grant date, and thereafter vest and become exercisable with respect to 2.78% of the shares subject to the option each month thereafter, subject to the option holder’s continued employment or service relationship with the Company. These options are subject to potential acceleration under Mr. Wong's Retention Incentive Agreement with Versant.

4
On March 10, 2011, Versant Corporation and Jochen Witte, the Company’s then President and Chief Executive Officer, agreed to Mr. Witte’s resignation and entered into a separation agreement. Pursuant to the terms of Mr. Witte's separation agreement, the vesting of Mr. Witte’s Versant stock options was accelerated by 12 months and his then outstanding vested Versant stock options will continue to be exercisable until March 31, 2012.

5	Mr. Witte resigned as President and CEO of the Company as of March 10, 2011 but remained a part time employee until June 30, 2011 and a Board Member until November 28, 2011.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our only class of voting securities is our Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock (which includes certain securities exercisable for or convertible into Common Stock) as of February 17, 2012 by:

•	each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each “Named Executive Officer” (as defined below under “Executive Compensation - Versant's Named Executive Officers”); and

•	all current directors and executive officers as a group.

The percentage of beneficial ownership for the following table is based on 2,931,424 shares of Common Stock outstanding as of February 17, 2012. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares issuable upon the exercise of options and warrants within 60 days of February 17, 2012 (that is, April 17, 2012) are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of Common Stock of such person but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of Common Stock of any other person. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Versant Corporation, 255 Shoreline Drive, Suite 450, Redwood City, California 94065.

	Shares of Common Stock Beneficially Owned
	Number	Percentage of
Name of Beneficial Owner	of Shares	Shares Outstanding
5% Shareholders:

Nantahala Capital Management, LLC [1]	339,784	11.6%
100 First Stamford Plaza, Second Floor
Stamford, Connecticut 06902

Renaissance Technologies LLC [2]	190,000	6.5%
800 Third Avenue, 33rd Floor
New York, New York 10022

Andalusian Capital Partners, LP [3]	182,385	6.2%
Two Greenwich Office Park, Suite 300
Greenwich, CT 06831

Skellig Capital Management LLC [4]	157,722	5.4%
117 East 55th Street
New York, NY 10022

Punch & Associates Investment Management, Inc. [5]	147,902	5.0%
3601 West 76th Street, Suite 225
Edina, Minnesota 55435

Beneficial Ownership - Continued
		Shares of Common Stock Beneficially Owned
		Number	Percentage of
Name of Beneficial Owner		of Shares	Shares Outstanding
5% Shareholders:
Directors and Executive Officers:
	Jochen Witte [6]	86,977	3.0%
	Bernhard Woebker [7]	58,840	2.0%
	Jerry Wong [8]	67,133	2.3%
	Uday Bellary [9]	30,060	1.0%
	Anthony Bettencourt [10]	4,000	*
	Robert Brammer [11]	4,000	*
	William Henry Delevati [12]	29,600	1.0%
	Herbert May [13]	25,529	*
	All directors and executive officers as a group ( 8 persons)	306,139	10.4%

1	Based solely on information contained in a Form 13F filed by Nantahala Capital Management, LLC with the Securities and Exchange Commission on February 13, 2012.
2	Based solely on information contained in a Schedule 13G filed by Renaissance Technologies LLC with the Securities and Exchange Commission on February 13, 2012.
3	Based solely on information contained in a Schedule 13D/A filed by Andalusian Capital Partners, LP with the Securities and Exchange Commission on September 22, 2011.
4	Based solely on information contained in a Schedule 13G filed by Skellig Capital Management LLC with the Securities and Exchange Commission on February 13, 2012.
5	Based solely on information contained in a Schedule 13G filed by Punch & Associates Investment Management, Inc. with the Securities and Exchange Commission on February 9, 2012.
6	Includes 86,977 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.
7	Includes 40,115 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.
8	Includes 58,464 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.
9	Includes 30,060 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.
10	Includes 4,000 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.
11	Includes 4,000 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.
12	Includes 28,600 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.
13	Includes 25,529 shares of Common Stock subject to options exercisable within 60 days of February 17, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

This information is provided under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5 of this report.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy and Procedures

Excluding compensation (whether cash, equity or otherwise), any related party transaction involving a Company director or executive officer must be reviewed and approved by the Audit Committee of the Board of Directors. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. Related parties include any director or executive officer, any nominee for election to the Board, certain shareholders and any of their “immediate family members” (as defined by SEC regulations). To identify any related party transaction, the Company requires each director and executive officer to complete each year a questionnaire requiring disclosure of any transaction in which the director, executive officer or any immediate family member might have an interest. In addition, the Board of Directors determines annually which directors are “independent” under the rules of the NASDAQ Stock Market and reviews any director relationship that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Certain Related Party Transactions

The Company's Articles of Incorporation and Bylaws contain provisions that limit the liability of directors and require the Company to indemnify directors and executive officers against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. Under those Articles of Incorporation, to the extent permitted under the California General Corporation Law, directors are not liable to the Company or its shareholders for monetary damages arising from a breach of their fiduciary duty of care as directors. In addition, the Company has entered into an indemnity agreement with each director and executive officer that provides for indemnification of the directors and executive officers against certain liabilities that may arise by reason of their status or service as a director or executive officer. The Company purchases insurance to cover claims or a portion of any claims made against its directors and executive officers. These provisions and arrangements do not, however, affect liability for any breach of a director's duty of loyalty to the Company or its shareholders, liability for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, liability for transactions in which the director derived an improper personal benefit or liability for the payment of a dividend or distribution in violation of California law. Such limitation of liability also does not limit a director's liability for violation of, or otherwise relieve our directors or executive officers from the necessity of complying with, federal and state securities laws or affect the availability of equitable remedies such as injunctive relief or rescission. In addition, certain executive officers of the Company have certain employment and/or retention incentive agreements with the Company, which are summarized above under “Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Agreements”.

Other than these indemnification arrangements and the compensation of directors and Named Executive Officers as described elsewhere in this Proxy Statement, to the Company's knowledge there has not been since the beginning of fiscal year 2011 and there is not currently proposed any transaction in which the Company was or is to be a participant, in which the amount involved exceeds $120,000 or one percent of the average of Versant's total assets at year end for the last two completed fiscal years; and in which any director, executive officer, 5% shareholder or any of their “immediate family members” (as defined by SEC regulations) had or will have a direct or indirect material interest.

Director Independence

The Board has determined that directors Uday Bellary, Anthony Bettencourt, Robert Brammer, William Henry Delevati and Dr. Herbert May qualify as independent directors under the rules of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, including that a director may not be a Company employee and that the director has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ rules, the Board of Directors has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of such director's independent judgment in carrying out the responsibilities of a director.

Item 14.      Principal Accountant Fees and Services

The independent registered public accounting firm of Grant Thornton LLP was selected to serve as the Company's independent registered public accountant to perform the audit of the Company's financial statements for the fiscal years ended October 31, 2011 and 2010.
The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by the Company's principal accountant in our fiscal years ended October 31, 2011 and 2010.

	Fiscal 2011	Fiscal 2010

Audit Fees	$392,225	$399,907
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total All Fees	$392,225	$399,907

Audit Fees. These amounts include aggregate fees billed for professional services rendered in connection with Grant Thornton LLP's audit of Versant's annual consolidated financial statements for fiscal 2010 and fiscal 2011, the reviews of Versant's consolidated financial statements included in its Quarterly Reports on Forms 10-Q for each of those fiscal years, and the attestation services for the statutory audits of international subsidiaries.

•	Audit-Related Fees. These amounts include professional services rendered in connection with a certain regulatory filing made by the Company.

•	Tax Fees. We did not incur any Tax Fees during these periods.

•	All Other Fees. We did not incur any Other Fees during these periods.

Policy on Audit Committee Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm
The Audit Committee's policy is to pre-approve at the beginning of each fiscal year all audit and permissible non-audit services to be provided by the independent registered public accounting firm during that fiscal year. The Audit Committee pre-approves these services by authorizing specific projects within the categories of service outlined above. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis.
The Audit Committee considered the services listed above to be compatible with maintaining Grant Thornton LLP's independence.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

The exhibit list in the “Exhibit Index” is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment #1 to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT CORPORATION

Dated: February 28, 2012	/s/ Jerry Wong
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

/s/ Bernhard Woebker	President and Chief Executive Officer	February 28, 2012
Bernhard Woebker

/s/ Jerry Wong	Vice President, Finance, Chief Financial Officer	February 28, 2012
Jerry Wong

Directors:
*	Director	February 28, 2012
Uday Bellary
*	Director	February 28, 2012
Anthony Bettencourt
*	Director	February 28, 2012
Robert Brammer
*	Director	February 28, 2012
William Henry Delevati
*	Director	February 28, 2012
Herbert May
* By the signatures set forth below, the undersigned, pursuant to the duly authorized power of attorney filed with the Securities and Exchange Commission have signed this Amendment No. 1 on Form 10-K/A on behalf of the person indicated.

/s/ Bernhard Woebker	Attorney-in-fact	February 28, 2012
Bernhard Woebker

/s/ Jerry Wong	Attorney-in-fact	February 28, 2012
Jerry Wong

EXHIBIT INDEX (continued)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.01	Agreement and Plan of Merger with Poet Holdings, Inc. dated September 27, 2003 by and among the Registrant, Puma Acquisition Inc. and Poet Holdings Inc. *	8-K	000-28540	09/29/03	99.10
2.02	Amendment to Agreement and Plan of Merger, dated as of January 20, 2004, by and among the Registrant, Poet Holdings, Inc. and Puma Acquisition, Inc.	S-4/A	333-110444	02/02/04	2.20
2.03	Share Purchase and Transfer Agreement dated as of September 13, 2004 between Poet Software GmbH and ems ePublishing AG and attached list of annexes thereto (translated to English from the original German text). *	8-K	000-28540	09/17/04	2.01
3.01	Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on March 18, 2004	S-8	333-113871	03/24/04	4.01
3.02	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, filed with the California Secretary of State on August 22, 2005	8-K	000-28540	08/26/05	3.10
3.03	Registrant's Amended and Restated Bylaws	8-K	000-28540	03/02/07	3.01
10.01	Registrant's 2005 Equity Incentive Plan, as amended **	S-8	333-174018	05/06/11	99.01
10.02	Forms of Stock Option Agreements and Stock Option Exercise Agreements under Registrant's 2005 Equity Incentive Plan**	S-8	333-130601	12/22/05	99.02
10.03	Registrant's 2005 Directors' Stock Option Plan, as amended**	S-8	333-174018	05/06/11	99.05
10.04	Forms of Stock Option Grants and Stock Option Exercise Agreements under Registrant's 2005 Directors Stock Option Plan**	S-8	333-130601	12/22/05	99.04
10.05	Registrant's 2005 Employee Stock Purchase Plan, as amended **	S-8	333-159931	06/12/09	99.03
10.06	Forms of Enrollment Form and Subscription Agreement under Registrant's 2005 Employee Stock Purchase Plan**	S-8	333-130601	12/22/05	99.06
10.07	Registrant's 1996 Directors Stock Option Plan, as amended as of July 30, 2003, and related documents**	S-8	333-107956	08/14/03	4.06

EXHIBIT INDEX (continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.08	Registrant's 1996 Employee Stock Purchase Plan, as amended as of August 17, 2004 and related documents**	10-K	000-28540	02/15/05	10.02
10.09	Registrant's 1996 Equity Incentive Plan, as amended as of April 18, 2002, and related documents**	S-8	333-87922	05/09/02	4.05
10.10	Poet Holdings, Inc. Amended and Restated 1995 Stock Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	03/24/04	4.05
10.11	Poet Holdings, Inc. 1999 Director Option Plan and Forms of Director Option Agreement and Director Option Exercise Notice thereunder**	S-8	333-113871	03/24/04	4.06
10.12	Poet Holdings, Inc. 2001 Non Statutory Stock Option Plan and Forms of Stock Option Agreement and Exercise Notice thereunder**	S-8	333-113871	03/24/04	4.07
10.13	Form of Letter from Registrant to option holders of Poet Holdings, Inc., regarding assumption of options by Registrant**	S-8	333-113871	03/24/04	99.01
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers	10-K	000-28540	02/15/05	10.09
10.15	Form of Amendment to Versant Corporation Stock Option Agreement**	SB-2		07/16/96
10.16	Joint Employment Agreement and Managing Director Service Contract with CEO**	10-Q	000-28540	09/09/09	10.03
10.17	Retention Incentive Agreement with Chief Financial Officer**	10-Q	000-28540	09/09/09	10.04
10.18	Registration Rights Agreement dated December 28, 1998 between the Registrant and the parties listed on the Schedule of Investors attached thereto	10-KSB	000-28540	03/31/99	10.35
10.19	Supplement dated June 28, 1999 to Registration Rights Agreement among the Registrant and the parties listed on the Schedule of Investors attached thereto	8-K	000-28540	07/13/99	10.04
10.20	Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	6/13/07	10.01
10.21	Separation Agreement between Thomas Huben and Versant Gmbh dated as of December 2, 2008**	10-Q	000-28540	03/13/09	10.01
10.22	First Amendment dated September 3, 2009 to Office Building Lease dated March 23, 2007, between Versant Corporation and CA-Shorebreeze Limited Partnership	10-Q	000-28540	09/09/09	10.01

EXHIBIT INDEX (continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.23 †	English Summary of Office Building Lease dated July 17, 2009 between Versant Gmbh and DIC DP Hamburg Halanreie Gmbh †	10-Q	000-28540	09/09/09	10.02
10.24	Joint Transition and Separation Agreement dated as of March 10, 2011 between Versant Corporation and Versant GmbH and Jochen Witte**	10-Q	000-28540	06/14/11
21.01	Subsidiaries of the Registrant	10-K	000-28540	01/30/2012	21.01
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	10-K	000-28540	01/30/2012	23.01
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins*	XBRL Instance Document	10-K	000-28540	1/30/2012	101.ins
101.sch*	XBRL Schema Document	10-K	000-28540	1/30/2012	101.sch
101.cal*	XBRL Calculation Linkbase Document	10-K	000-28540	1/30/2012	101.cal
101.pre*	XBRL Presentation Linkbase Document	10-K	000-28540	1/30/2012	101.pre
101.lab*	XBRL Label Linkbase Document	10-K	000-28540	1/30/2012	101.lab
101.def*	XBRL Definition Linkbase Document	10-K	000-28540	1/30/2012	101.def
 ___________________________________________________

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**	Management contract or compensatory plan.

†	This exhibit is an English summary of a foreign language document pursuant to Rule 306 of Regulation S-T.