Form 10-Q
period 2012-01-31
VERSANT CORP
filed 2012-03-16
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

As of March 14, 2012, there were outstanding 2,862,587 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended January 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

	January 31, 2012	October 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$23,017	$23,145
Trade accounts receivable, net	3,974	2,183
Deferred income taxes	834	898
Other current assets	392	481
Total current assets	28,217	26,707

Property and equipment, net	923	993
Goodwill	8,589	8,589
Intangible assets, net	283	309
Other assets	38	38
Total assets	$38,050	$36,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239	$152
Accrued liabilities	1,489	1,076
Deferred revenues	3,670	2,695
Total current liabilities	5,398	3,923

Other long-term liabilities	151	178
Total liabilities	5,549	4,101
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 2,926,474 shares issued and outstanding at January 31, 2012, and 2,935,125 shares issued and outstanding at October 31, 2011	90,152	90,055
Accumulated other comprehensive income (loss), net	(233)	31
Accumulated deficit	(57,418)	(57,551)
Total shareholders’ equity	32,501	32,535
Total liabilities and shareholders’ equity	$38,050	$36,636

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	January 31,	January 31,
	2012	2011

Revenues:
License	$2,654	$2,596
Maintenance	1,653	1,919
Professional services	36	62
Total revenues	4,343	4,577

Cost of revenues:
License	69	68
Amortization of intangible assets	26	73
Maintenance	354	373
Professional services	20	21
Total cost of revenues	469	535

Gross profit	3,874	4,042

Operating expenses:
Sales and marketing	1,453	1,500
Research and development	1,119	932
General and administrative	1,010	1,045
Total operating expenses	3,582	3,477

Income from operations	292	565
Interest and other income, net	27	9
Income before provision for income taxes	319	574
Provision for income taxes	186	113

Net income	$133	$461

Net income per share:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

Shares used in per share calculation:
Basic	2,935	3,203
Diluted	2,946	3,320

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	January 31,	January 31,
	2012	2011
Cash flows from operating activities:
Net income	$133	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113	75
Amortization of intangible assets	26	73
Share based compensation	235	224
Changes in assets and liabilities:
Trade accounts receivable, net	(1,845)	(784)
Other assets	68	(16)
Accounts payable	90	206
Accrued liabilities and other long-term liabilities	396	111
Deferred revenues	1,027	631
Net cash provided by operating activities	243	981
Cash flows from investing activities:
Purchases of property and equipment	(86)	(215)
Net cash used in investing activities	(86)	(215)
Cash flows from financing activities:
Proceeds from issuance of common stock	81	72
Repurchases of common stock	(175)	(404)
Net cash used in financing activities	(94)	(332)
Effect of foreign exchange rate changes on cash and cash equivalents	(191)	(49)
Net increase (decrease) in cash and cash equivalents	(128)	385
Cash and cash equivalents at beginning of period	23,145	24,911
Cash and cash equivalents at end of period	$23,017	$25,296

Supplemental disclosures of cash flows information:
Cash paid (received) for:
Income taxes	$(85)	$105

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2011. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on January 30, 2012 (File/Film No. 000-28540/12556329) as amended by the Form 10-K/A filed on February 28, 2012 (File/Film No. 000-28540/12648015). The Company’s operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period, for the full fiscal year ending October 31, 2012, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (November 1, 2012 for the Company). The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of January 31, 2012 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Hierarchy	As of January 31, 2012
		(in thousands)
Financial assets:
Money market funds	Level 1	$13,202
Time deposits	Level 1	8,204
Total		$21,406
The fair value of money market funds and time deposits reflect quoted market prices in an active market.

Note 3.	Valuation and Qualifying Accounts and Reserves

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

The following table summarizes the activities in the Company’s allowance for doubtful accounts:

	Three Months Ended	Fiscal Year Ended
	January 31, 2012	October 31, 2011
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$16	$8
Adjustments to provision	(4)	8
Ending balance	$12	$16

The following table summarizes trade accounts receivable balances in excess of 10% of the Company's total trade accounts receivable as of January 31, 2012 and October 31, 2011 (in thousands):

	As of January 31, 2012	As of October 31, 2011
Customer A	$1,116	$362
Customer B	459	*
Customer C	*	311
Customer D	*	225
* not in excess of 10% of trade accounts receivable

Note 4.	Goodwill and Intangible Assets

Goodwill

The following table presents the Company’s goodwill balance as of January 31, 2012 and October 31, 2011 (in thousands):

Net Carrying Amount
Goodwill:
Versant Europe	$241
Poet Holdings, Inc.	5,752
FastObjects, Inc.	677
JDO Genie (PTY), Ltd	50
db4o	1,869
Total	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2011 and determined there was no impairment. No events or circumstances occurred during the three months ended January 31, 2012 that would more likely than not reduce the fair value of the Company below its carrying amount.

Intangible Assets

The Company’s intangible asset balances as of January 31, 2012 and October 31, 2011 are as follows (in thousands):

	January 31, 2012			October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
db4o-Developed Technology (Amortized over 5 years)	$300	$190	$110	$300	$175	$125
db4o-Customer Relationships (Amortized over 9 years)	210	74	136	210	68	142
db4o-Trade Name (Amortized over 5 years)	100	63	37	100	58	42
Total	$610	$327	$283	$610	$301	$309

Aggregate amortization expense for intangible assets was $26,000 for the three months ended January 31, 2012, and $73,000 for the three months ended January 31, 2011.

The projected amortization of the Company’s existing intangible assets as of January 31, 2012 is as follows (in thousands):

Amortization
Nine months ending October 31, 2012	$78
Fiscal year ending October 31,
2013	103
2014	30
2015	23
2016	23
Thereafter	26
Total	$283

Note 5.	Commitments and Contingencies

Lease commitments

Versant’s principal commitments as of January 31, 2012 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Cupertino, California and Hamburg and Munich, Germany under operating lease agreements. The Company's operating lease arrangements as of January 31, 2012 are summarized below:

Leased Office Facility:	Lease Expiration Date	Total Rent Payable over the Remaining Lease Term	Options to Renew at Fair Value
Hamburg, Germany	11/30/2014	$476,000	Two three year renewal options
Redwood City, California	5/31/2013	$273,000	Two one year renewal options
Munich, Germany	2/28/2014	$54,000	Single two year renewal option
Redwood City, California	5/31/2014	$236,000	Single one year renewal option
Cupertino, California	1/15/2013	$39,000	none

Our minimum commitments under non-cancelable operating leases that have an initial or remaining lease term in excess of one year as of January 31, 2012 are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Nine months ending October 31, 2012	$372	$4	$376
Fiscal year ending October 31,
2013	417	2	419
2014	236		236
2015	14		14
2016	—		—
Total	$1,039	$6	$1,045

Total rent expense for all operating leases was $114,000 and $96,000 for the three months ended January 31, 2012 and 2011, respectively.

Contingencies
The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. There were no ongoing material legal proceedings as of January 31, 2012.
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

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	January 31, 2012	January 31, 2011

Net income	$133	$461

Calculation of basic net income per share:
Weighted average - common shares outstanding	2,935	3,203
Net income per share, basic	$0.05	$0.14

Calculation of diluted net income per share:
Weighted average - common shares outstanding	2,935	3,203
Dilutive effect of employee and director stock options	11	117
Weighted average - common shares outstanding and potentially dilutive common shares	2,946	3,320
Net income per share, diluted	$0.05	$0.14

For the three months ended January 31, 2012 and 2011, 616,000 and 401,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income per share by the application of the treasury stock method.

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

From the date of announcement of this stock repurchase program through January 31, 2012, Versant acquired under this program a total of 18,412 common shares on the open market for approximately $0.2 million at an average purchase price of $9.44 per share, leaving approximately $4.8 million in authorized funds available for future repurchases of stock under this program. Thereafter, during the period beginning February 1, 2012 and ending March 14, 2012, Versant acquired an additional 68,987 common shares on the open market and in block trades for approximately $756,000 at an average purchase price of $10.96 per share, leaving approximately $4.1 million in authorized funds available for future repurchases of stock under this program as of March 14, 2012.

Fiscal year 2011 Stock Repurchase Program.

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

As of January 31, 2012, the Company had reserved shares of common stock for the following purposes (in thousands):

Reserved for issuance:
Employee stock purchase plan	23
Shares available for grant	316
Unexercised stock options	674
Balance as of January 31, 2012	1,013

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31,
	2012		2011
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	651	$15.20	515	$16.84
Granted	33	10.86	142	11.81
Exercised	(2)	4.60	—	—
Forfeited and expired	(8)	13.18	(5)	77.31
Outstanding at the end of the period	674	$15.04	652	$15.28

Options exercisable at the end of the period	538	$15.51	393	$16.05

Under the 2005 Employee Stock Purchase Plan, employees may generally defer up to 10% of their compensation to purchase shares of our common stock at a purchase price equal to 85% of the lower of the fair market value per share of our common stock on (i) the commencement date of the applicable six month offering period or (ii) the applicable purchase date. During the three months ended January 31, 2012, 7,699 shares were issued under the Employee Stock Purchase Plan. Approximately 23,000 shares remained available for future issuance as of January 31, 2012.

On February 21, 2011, the Board of Directors of the Company approved an amendment to the 2005 Equity Incentive Plan to allow the grant of restricted stock units and approved the grant to employees of 29,000 common stock options and 43,950 restricted stock units which began vesting on November 1, 2011 and December 1, 2011, respectively. The Company generally considers employee equity compensation on an annual basis after the close of the fiscal year.

Note 9.	Share Based Compensation

Share based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of each option granted is estimated on the date of grant and the fair value of each share issued under Versant’s Employee Stock Purchase Plan (or “ESPP”) is estimated at the beginning of the purchase period, using the Black-Scholes Option Pricing Model, based on the following assumptions:

	Stock Options		ESPP
	Three Months Ended January 31,		Three Months Ended January 31,
	2012	2011	2012	2011
Assumptions:
Volatility	45% - 50%	48%	31% - 37%	30% - 31%
Expected life	4.25 - 5.75 years	3.8 years	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	0.65% - 1.03%	1.43%	0.06% - 0.12%	0.20% - 0.28%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of income related to the Company’s equity incentive plans and stock purchase plan was as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2012	2011
Share based compensation expense:
Equity Incentive Plans	$230	$213
ESPP	5	11
Total	$235	$224

Share based compensation recognized in the condensed consolidated statements of income, by income statement caption, was as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2012	2011
Share based compensation expense:
Cost of revenues	$16	$16
Sales and marketing	72	65
Research and development	52	49
General and administrative	95	94
Total	$235	$224

Note 10.	Restructuring

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it closed its research and development facility in Pune, India and is winding down the affairs of its subsidiary, Versant India Private Limited (“Versant India”). The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $203,000 as of January 31, 2012. The restructuring was substantially completed during the second quarter ended April 30, 2010. No restructuring costs were incurred in the three months ended January 31, 2012 and 2011.

Note 11.	Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty exists regarding the realizability of the deferred tax assets. The Company had net deferred tax assets of $834,000 and $898,000 as of January 31, 2012 and October 31, 2011, respectively.

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

The Company has also experienced substantial past tax losses in its European operations. In its most recent fiscal years, the Company has generated taxable income and begun to utilize its deferred tax assets related to its German net operating loss carry forwards. Management of the Company has forecast taxable income for its European operations in fiscal year 2012. The global economic downturn has negatively impacted the Company’s operating results in all regions.  The Company has experienced declining revenues as economic conditions have remained difficult. Given the uncertainty of the macroeconomic environment, future revenues and operating results are difficult to forecast. Therefore, management has concluded it is more likely than not that the Company will realize the benefit of its deferred tax assets related to its German net operating loss carry forwards only to the extent of its expected taxable income in fiscal year 2012.

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

 The provision for income tax expense consisted of the following (in thousands):

	Three Months Ended
	January 31,	January 31,
	2012	2011
Provision for income taxes:
Federal and state	$4	$—
Foreign - Europe	115	110
Foreign - India	67	—
Foreign withholding	—	3
Total current	186	113

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

In conjunction with the wind-down of the Company's operations in India, an income tax inspection was conducted. Additional taxes and penalties of approximately $67,000 were imposed as a result of this inspection, which have been included in our income tax provision.

Note 12.	Other Comprehensive Income (Loss)

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.
Comprehensive income (loss) for the three month periods ended January 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	January 31,	January 31,
	2012	2011

Net income, as reported	$133	$461
Foreign currency translation adjustment	(264)	(75)
Comprehensive income (loss)	$(131)	$386

Note 13.	Segment and Geographic Information

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

One telecommunications customer accounted for approximately 13% of our total revenues in the three months ended January 31, 2012 and the related accounts receivable balance for this customer was approximately $1.1 million as of January 31, 2012.

One healthcare customer accounted for approximately 10% of total revenues in the three months ended January 31, 2011 and the related accounts receivable balance for this customer was approximately $445,000 as of January 31, 2011.

The Company operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the revenue-bearing contract originates.

The following table reflects revenues for the three months ended January 31, 2012 and 2011 by each geographic region (in thousands):

	Three Months Ended
	January 31,	January 31,
	2012	2011
Revenues by region:
North America	$1,028	$1,713
Europe	3,179	2,725
Asia	136	139
	$4,343	$4,577

The following table reflects long-lived assets as of January 31, 2012 and October 31, 2011 in each geographic region (in thousands):

	January 31, 2012	October 31, 2011
Total long-lived assets by region:
North America	$457	$438
Germany	500	588
Asia	4	5
	$961	$1,031

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 and the discussion and analysis included in this item should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on January 30, 2012 (File/Film No. 000-28540/12556329), as amended by the Form 10-K/A filed on February 28, 2012 (File/Film No. 000-28540/12648015). Our historic operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, among other things, statements regarding the Company’s expected future financial performance, assets, liquidity and trends anticipated for the Company’s business. These statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company’s business and the Company’s industry, which in turn are based on information that is reasonably available to the Company as of the date of this report. Forward-looking statements may include, without limitation, words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “should,” “estimates,” “predicts,” “forecasts,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions. We caution readers that these forward-looking statements are not intended to be assurances of our future performance or financial condition and are subject to, and involve, significant known and unknown risks, uncertainties and other factors that may cause the Company’s actual operating results, financial condition, levels of activity, performance or achievement to be materially different from any future operating results, financial condition, levels of activity, performance or achievements that are expressed, forecast, projected, implied in, anticipated or contemplated by the forward-looking statements.  These known and unknown risks, uncertainties and other factors include, but are not limited to, those risks, uncertainties and factors discussed elsewhere in this report, in the Company’s other SEC filings and in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s report on Form 10-K for the fiscal year ended October 31, 2011, as amended. Versant undertakes no obligation to revise or update any forward-looking statement in order to reflect events or circumstances that may arise or occur after the date of this report.

Background and Overview

We design, develop, market and support high performance, object-oriented database management software solutions and provide related maintenance and professional services. Our products and services address the complex data management needs of enterprises and providers of products requiring data management functions. In December 2011 we announced a strategic product roadmap in which we have outlined our plans to create database software related to very large data problems. The goal of this new product development strategy is to extend Versant's proven ability to provide data solutions for large, distributed systems to emerging so-called Big Data and near real-time analytical application opportunities. Our products and services collectively comprise our single operating segment, which we call “Data Management.”

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

During the first three months of fiscal year 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on January 30, 2012 (File/Film No. 000-28540/12556329), as amended by Form 10-K/A filed on February 28, 2012 (File/Film No. 000-28540/12648015) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations The following table sets forth the percentage relationship of certain items from our condensed consolidated statements of income to total revenues for the periods indicated:

	Three Months Ended
	January 31,	January 31,
	2012	2011
Revenues:
License	61%	57%
Maintenance	38	42
Professional services	1	1
Total revenues	100	100

Cost of revenues:
License	2	2
Amortization of intangible assets	1	2
Maintenance	8	8
Professional services	—	—
Total cost of revenues	11	12

Gross profit	89	88

Operating expenses:
Sales and marketing	33	33
Research and development	26	20
General and administrative	23	23
Total operating expenses	82	76

Income from operations	7	12
Interest and other income, net	—	—
Income before provision for income taxes	7	12
Provision for income taxes	4	2

Net income	3%	10%

Revenues

The following table summarizes our license, maintenance and professional services revenues for the three months ended January 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Revenues:
License	$2,654	$2,596	$58	2%
Maintenance	1,653	1,919	(266)	(14)
Professional services	36	62	(26)	(42)
Total	$4,343	$4,577	$(234)	(5)%

Total Revenues. Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic demand, and the corresponding impact of changes in foreign currency exchange rates. Further, product life cycles impact revenues periodically as old contracts expire and new products are released. In addition, delays in forecast revenue transactions with customers or royalty reporting to us of items such as back maintenance charges, can cause revenue fluctuations, particularly on a quarterly basis.

Our total revenues for the three months ended January 31, 2012 decreased approximately $234,000 (or 5%) compared to the corresponding period in fiscal year 2011. This resulted primarily from an approximate $266,000 decrease in maintenance revenues that was largely attributable to a decrease in recognized back maintenance compared to the first quarter of our fiscal year 2011 and lapsed premium support contracts. Total revenues also reflected approximately $63,000 of unfavorable foreign currency exchange rate fluctuations.

One telecommunications customer accounted for approximately 13% of our total revenues in the three months ended January 31, 2012. The revenues generated by one healthcare customer accounted for approximately 10% of total revenues in the three months ended January 31, 2011.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current uncertain economic environment. In terms of license revenues, we are still experiencing lengthy sales cycles and customer preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the stagnation in general economic conditions has further lengthened our sales cycle and created increased pricing pressure, as many customers strive to reduce their operating costs. License revenues are also a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods. As customers endeavor to control costs, the Company has experienced, and may continue to experience, lower rates of maintenance contract renewal as well as migration from premium support options to less expensive support levels, which has, and in the future would adversely affect the levels of our maintenance revenues.

License. License revenues represent perpetual and term license fees received and recognized from our End-User and Value Added Resellers customers.

License revenues were $2.7 million for the three months ended January 31, 2012, an increase of $58,000 (or 2%) from $2.6 million reported for the comparable period in fiscal year 2011. The increase in license revenues in the quarter resulted primarily from a greater number of relatively larger license transactions in our European operations, and was partially offset by fewer larger license transactions in our North American operations. License revenues for the three months ended January 31, 2012 included an approximate $46,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with software upgrades and internet and telephone access to support personnel, dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.7 million for the three months ended January 31, 2012, a decrease of $266,000 (or 14%) from $1.9 million reported for the comparable period in fiscal year 2011. The decrease in maintenance revenues resulted primarily from a decrease of approximately $165,000 in recognized back maintenance in the quarter ended January 31, 2012 compared to the first quarter of fiscal year 2011. A decrease of approximately $69,000 resulting from the non-renewal of premium support by one customer and approximately $17,000 in unfavorable foreign currency exchange rate fluctuations also contributed to the decrease in maintenance revenues in the three months ended January 31, 2012 compared to the same period in fiscal year 2011.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $36,000 for the three months ended January 31, 2012, a decrease of $26,000 (or 42%) from $62,000 reported for the comparable period in fiscal year 2011. This decrease was largely attributable to one consulting engagement with a European customer for approximately $53,000 performed in the first quarter of our prior fiscal year 2011 and was partially offset by an increase in services performed in our North American operations in the first quarter of fiscal year 2012.

International Revenues. The following table summarizes our revenues by geographic area for the three months ended January 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended January 31,
		Percentage		Percentage	Change
	2012	of revenues	2011	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$1,028	24%	$1,713	37%	$(685)	(40)%
Europe	3,179	73	2,725	60	454	17
Asia	136	3	139	3	(3)	(2)
	$4,343	100%	$4,577	100%	$(234)	(5)%

Total revenues decreased approximately $234,000 (or 5%) in the three months ended January 31, 2012 compared to the corresponding period of fiscal year 2011. The decrease in total revenues was primarily due to an approximate $685,000 (or 40%) decrease in North American revenues that was partially offset by an approximate $454,000 (or 17%) increase in European revenues. Total revenues for the three months ended January 31, 2012 also included approximately $63,000 in unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations. Each region’s revenue as a percentage of total revenue varies from quarter to quarter as a result of the transactions specific to that region in each quarter and does not necessarily reflect a trend.

International revenues (revenues from the European and Asian regions) represented approximately 76% of our total revenues for the three months ended January 31, 2012, as compared to 63% for the comparable period in fiscal year 2011. The increase in revenues outside North America as a percentage of total revenues resulted from a greater number of larger transactions in Europe in the first quarter of fiscal year 2012, coupled with the decrease in North American revenues relative to the same period in fiscal year 2011. The decrease in North American revenues was primarily due to the absence in the first quarter of fiscal year 2012 of a transaction comparable to an approximate $463,000 license we recognized in fiscal year 2011 with one significant health care customer.

Revenues from North America. The $685,000 (or 40%) revenue decrease from North America in the three months ended January 31, 2012 was primarily the result of an approximate $494,000 decrease in license revenues and an approximate $194,000 decrease in maintenance revenues. The decrease in North American license revenues was primarily due to the absence in the first quarter of fiscal year 2012 of a transaction comparable to an approximate $463,000 license we recognized in fiscal year 2011. The decrease in North American maintenance revenues was primarily due to an approximate $165,000 decrease in recognized back maintenance compared to the first quarter of prior fiscal year 2011.

Revenues from Europe. Revenues from Europe increased $454,000 (or 17%) in the three months ended January 31, 2012, primarily due to an approximate $548,000 increase in license revenues resulting from a greater number of larger transactions and an increase in the average license volume per customer. Services revenues generated in Europe decreased due to the termination of premium maintenance and the absence of professional services revenue. Total revenues from Europe for the three months ended January 31, 2012 were also impacted by an approximate $63,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

 Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of our revenues from Europe due to stronger demand for our products there. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe compared to our other geographic markets.

Revenues from Asia. Revenues from the Asia Pacific region remained stable, decreasing $3,000 (or 2%) during the three months ended January 31, 2012 fcompared to the three months ended January 31, 2011.

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

Cost of Revenues

The following table summarizes total cost of revenues for the three months ended January 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$69	$68	$1	1%
Amortization of intangible assets	26	73	(47)	(64)
Maintenance	354	373	(19)	(5)
Professional services	20	21	(1)	(5)
Total	$469	$535	$(66)	(12)%

Total Cost of Revenues. Total cost of revenues was $469,000 (or 11% of revenues) for the three months ended January 31, 2012 declining both in absolute dollars and as a percentage of revenues compared to $535,000 (or 12% of revenues) for the comparable period in fiscal year 2011.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $69,000 (or 3% of license revenues) for the three months ended January 31, 2012, remaining stable with a slight increase of $1,000 (or 1%) from $68,000 (or 3% of license revenues) reported for the comparable period in fiscal year 2011.

Amortization of Intangible Assets. Amortization of intangible assets results from our fiscal year 2009 acquisition of db4o and fiscal year 2004 acquisition of Poet Holdings, Inc.

Amortization of intangible assets was $26,000 for the three months ended January 31, 2012, a decrease of $47,000 (or 64%) from $73,000 reported for the comparable period in fiscal year 2011. The decrease was due to intangible assets related to Poet Holdings, Inc. being fully amortized in the second quarter of fiscal year 2011. We expect to incur amortization charges of approximately $26,000 for the second quarter of fiscal year 2012.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $354,000 (or 21% of maintenance revenues) for the three months ended January 31, 2012 compared to $373,000 (or 19% of maintenance revenues) reported for the comparable period in fiscal year 2011. The decrease in the cost of maintenance revenues is primarily related to reduced facilities allocation due to an overall increase in headcount and was partially offset by an approximate $3,000 decrease due to favorable foreign currency exchange rate fluctuations.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues remained stable, decreasing $1,000 to $20,000 (or 56% of professional services revenues) for the three months ended January 31, 2012 compared to $21,000 (or 34% of professional services revenues) reported for the comparable period in fiscal year 2011. Cost of professional services to provide training and consulting vary according to product mix, number of participants and travel arrangements.

Operating Expenses

The following table summarizes our operating expenses for the three months ended January 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,453	$1,500	$(47)	(3)%
Research and development	1,119	932	187	20
General and administrative	1,010	1,045	(35)	(3)
Total	$3,582	$3,477	$105	3%

Total Operating Expenses. Total operating expenses were $3.6 million (or 82% of revenues) for the three months ended January 31, 2012 and $3.5 million (or 76% of revenues) for the comparable period in fiscal year 2011. The $105,000 (or 3%) increase in total operating expenses for the three months ended January 31, 2012 resulted primarily from increased investment in research and development and included an approximate decrease of $23,000 due to favorable foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and public relations.

Sales and marketing expenses were $1.5 million (or 33% of revenues) for the three months ended January 31, 2012 and $1.5 million (or 33% of revenues) for the comparable period in fiscal year 2011. The $47,000 decrease (or 3%) in sales and marketing expenses in the three months ended January 31, 2012 compared to the corresponding period in 2011 includes an approximate $83,000 decrease in sales employee costs and associated travel in our European operations, an approximate $63,000 decrease in sales commissions on reduced revenues in our North American operations, a $40,000 decrease in sales recruiting costs and a decrease of approximately $7,000 resulting from favorable foreign currency exchange fluctuations. These decreases were partially offset by an approximate $146,000 increase related to the expansion of our marketing activities, including our new marketing communications manager, director of energy sector business development and our new product manager as well as increased marketing programs.

We expect our sales and marketing expenses to increase moderately during fiscal year 2012 due to anticipated increases in programs to implement our Big Data strategic initiative and we expect that sales and marketing expenses will continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $1.1 million (or 26% of revenues) for the three months ended January 31, 2012 and $0.9 million (or 20% of revenues) for the comparable period in fiscal year 2011. The $187,000 (or 20%) increase was primarily due to an approximate $153,000 increase in personnel costs in both Germany and the United States and an approximate $42,000 increase in related travel and facilities costs as we invest in new product developments to pursue our 2012 strategic roadmap. Research and development expenses for the three months ended January 31, 2012 included an approximate $12,000 decrease due to favorable foreign currency exchange fluctuations.

We expect our research and development expenses to increase significantly in fiscal year 2012 compared to our research and development expense levels in fiscal year 2011. We plan to invest resources in new product developments to pursue our 2012 strategic roadmap to develop data management software that enables the development of analytical applications. We expect our research and development expenses to continue to increase over the remainder of fiscal year 2012.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $1.0 million (or 23% of revenues) for the three months ended January 31, 2012 and $1.0 million (or 23% of revenues) for the comparable period in fiscal year 2011. The $35,000 (or 3%) decrease in general and administrative expense for the three months ended January 31, 2012 compared to the three months ended January 31, 2011 was primarily due to an approximate $25,000 decrease in executive bonuses and an approximate $19,000 decrease in bad debt expense, which were partially offset by an approximate $22,000 increase in consulting costs. General and administrative expense for the three months ended January 31, 2012 compared to the three months ended January 31, 2011 included an approximate $4,000 decrease due to favorable foreign currency exchange fluctuations.

We expect our general and administrative expenses in fiscal year 2012 to continue to decrease compared to fiscal year 2011.

Interest and Other Income, Net

The following table summarizes our interest and other income, net for the three months ended January 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Interest and other income, net:
Interest income	$42	$17	$25	147%
Foreign exchange loss	(15)	(8)	(7)	88
Total	$27	$9	$18	200%

Interest and other income, net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains or losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income, net, was income of $27,000 (or less than 1% of total revenues) and $9,000 (or less than 1% of total revenues) for the three months ended January 31, 2012 and 2011, respectively. The approximate $18,000 (or 200%) increase in interest and other income, net for the three months ended January 31, 2012 is primarily due to an increase in earned interest on our cash reserves that was partially offset by the unfavorable change in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

The following table reflects the Company’s income tax expense for the three months ended January 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	January 31,	January 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Provision for income taxes:
Foreign withholding taxes	$—	$3	$(3)	(100)%
Provision for income taxes - Europe	115	110	5	5
Provision for income taxes - India	67	—	67	100
Federal, state and franchise taxes	4	—	4	100
Total	$186	$113	$73	65%

The Company’s tax provisions were based upon our projected fiscal year 2012 and 2011 effective tax rates. We incurred foreign withholding taxes of approximately $3,000 for the three months ended January 31, 2011, which we have included in our income tax provision. We incurred less than $1,000 in foreign withholding taxes for the three months ended January 31, 2012.

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. We recorded income tax expense for our European operations of approximately $115,000 and $110,000, for the three months ended January 31, 2012 and 2011, respectively.

In conjunction with the wind-down of our operations in India, we were subject to an income tax inspection. Additional taxes and penalties of approximately $67,000 were imposed as a result of this inspection, which have been included in our income tax provision.

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

Liquidity and Capital Resources

The following table sets forth certain consolidated balance sheets data as of January 31, 2012 and October 31, 2011 and certain consolidated statements of cash flows data for the three months ended January 31, 2012 and 2011 (in thousands, except percentages):

	January 31, 2012	October 31, 2011	Percentage Change
	(unaudited)
Working Capital	$22,819	$22,784	—%
Cash and cash equivalents	$23,017	$23,145	(1%)

	Three Months Ended
	January 31,	January 31,	Percentage
	2012	2011	Change
	(unaudited)
Net cash provided by operating activities	$243	$981	(75)%
Net cash used in investing activities	(86)	(215)	(60)%
Net cash used in financing activities	$(94)	$(332)	(72)%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the three months ended January 31, 2012. As of January 31, 2012, we had cash and cash equivalents of approximately $23.0 million, a decrease of $128,000 from the $23.1 million of cash and cash equivalents we held at October 31, 2011.

As of January 31, 2012, $9.7 million of our $23.0 million in cash and cash equivalents was held in foreign financial institutions, of which $2.7 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	January 31, 2012			October 31, 2011
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€1,888	$2,482		€1,919	$2,716
British Pound		£—	—		£—	—
Indian Rupee	Rs	11,746	234	Rs	12,824	265
Total			$2,716			$2,981

Foreign Currency Risk. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal year 2012, as compared to the first quarter of fiscal year 2011, was comprised of approximately $63,000 of unfavorable foreign currency fluctuations on our revenues, $3,000 of favorable foreign currency fluctuations on our cost of revenues, and $23,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $37,000 on our income from operations for the three months ended January 31, 2012.

Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal year 2012.

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

Additionally, we held approximately 88% of our total cash and cash equivalents balances at January 31, 2012 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

Stock Repurchase Program. On November 28, 2011 our Board of Directors approved a new stock repurchase program announced on December 1, 2011, pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or at such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

From the date of announcement of this stock repurchase program through January 31, 2012, Versant acquired under this program a total of 18,412 common shares on the open market for approximately $0.2 million at an average purchase price of $9.44 per share, leaving approximately $4.8 million in authorized funds available for future repurchases of stock under this program. Thereafter, during the period beginning February 1, 2012 and ending March 14, 2012, Versant acquired an additional 68,987 common shares on the open market and in block trades for approximately $756,000 at an average purchase price of $10.96 per share, leaving approximately $4.1 million in authorized funds available for future repurchases of stock under this program as of March 14, 2012.

Taking into consideration the contingent cash outflows related to potential common stock repurchases, our current cost structure, our anticipated expenses and our current estimates of revenues and collections in fiscal year 2012, we expect to operate with a moderate negative cash flow in fiscal year 2012.

Cash Flow provided by Operating Activities

The main source of our operating cash flows is cash collections from customers who have purchased or resold our products and services. Our primary uses of cash in operating activities are for personnel related expenditures and facility costs.

We generated $243,000 of cash flows from operations in the three months ended January 31, 2012. This amount resulted from $133,000 in net income adjusted for non-cash charges of $374,000 and a $264,000 increase in operating assets net of liabilities during the first three months of fiscal year 2012. The increase in operating assets net of liabilities was primarily related to an approximate $1.9 million increase in trade accounts receivable partially offset by an approximate $1.0 million increase in deferred revenues and an approximate $396,000 increase in accrued liabilities largely related to income and value added tax liabilities. The increase in deferred revenues and a significant portion of the increase in trade accounts receivable in this quarter result from the fact that many of our customers renew their maintenance contracts on a calendar year basis.
We generated $981,000 of cash flows from operations in the three months ended January 31, 2011. This amount resulted from $461,000 in net income adjusted for non-cash charges of $372,000, and a $148,000 decrease in operating assets net of liabilities during the first quarter of fiscal 2011. The decrease in operating assets net of liabilities was primarily related to an approximate $948,000 increase in deferred revenues and other short-term liabilities offset by an approximate $784,000 increase in trade accounts receivable.
The timing of payments to our vendors for accounts payable and collections from our customers for accounts receivable will significantly impact cash flows in our operating activities. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 68 days and 69 days for the three months ended January 31, 2012 and 2011, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

For the three months ended January 31, 2012, $86,000 of cash was used in investing activities for the purchases of property and equipment, including software licenses and infrastructure for our server room.

For the three months ended January 31, 2011, $215,000 of cash was used in investing activities for the purchases of property and equipment, including new hardware for testing environments.

Cash Flow used in Financing Activities

On November 28, 2011 and November 29, 2010, our Board of Directors approved stock repurchase programs. Under each program, the Company was authorized to repurchase up to $5.0 million worth of its outstanding common shares from time to time on the open market, in block trades or otherwise. The stock repurchase program approved on November 30, 2010 expired pursuant to its own terms on October 31, 2011.

The primary source of cash flows from financing activities is proceeds from the sale of common stock under our Equity Incentive Plan, Directors’ Plan and Employee Stock Purchase Plan.

For the three months ended January 31, 2012, $94,000 of cash was used in financing activities, consisting of $175,000 of cash used to repurchase our common stock, which was partially offset by cash inflows of $81,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the three months ended January 31, 2011, $332,000 of cash was used by financing activities, consisting of $404,000 of cash used to repurchase our common stock, which was partially offset by cash inflows of $72,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of January 31, 2012, we had approximately 23,000 shares available to issue under our Employee Stock Purchase Plan, approximately 316,000 shares available to issue under our current Equity Incentive Plan and our Directors' Stock Option Plan and approximately 674,000 shares in outstanding option grants under our equity plans. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of January 31, 2012 consist of obligations under operating leases for facilities and equipment. As reported in Note 5, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) under Item 1 of Part I, of this Report, the Company leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements.

The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification clauses is minimal, though the Company has received correspondence from a customer asserting that the Company has a potential indemnification obligation to such customer. Based on currently available information, the Company disputes this assertion.

On November 28, 2011, our Board of Directors approved a new stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or upon such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be earlier suspended, discontinued, or extended at any time by the Company.

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

Foreign Currency Risk. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the first quarter of fiscal year 2012, as compared to the first quarter of fiscal year 2011, was comprised of approximately $63,000 of unfavorable foreign currency fluctuations on our revenues, $3,000 of favorable foreign currency fluctuations on our cost of revenues, and $23,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $37,000 on our income from operations for the three months ended January 31, 2012.

Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. While we intend to continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, we do not at this time anticipate establishing any hedging during fiscal year 2012.

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

Additionally, we held approximately 88% of our total cash and cash equivalents balances at January 31, 2012 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

Interest Rate Risk. Our cash equivalents primarily consist of money market accounts and short term time deposits; accordingly, our interest rate risk is not considered significant.

We do not own any derivative financial instruments as of January 31, 2012.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The stock repurchase activity during the three months ended January 31, 2012 is summarized as follows:
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (2)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Period:
November 1 - November 30, 2011	—	$—	—	$—
December 1 - December 31, 2011	8,011	9.36	74,958	$4,925,042
January 1 - January 31, 2012	10,401	9.51	98,938	$4,826,104

Three months ended January 31, 2012	18,412	$9.44	173,896

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

(2)
All repurchases reflected in the above table were made pursuant to the Company's fiscal 2012 stock repurchase program, announced on December 1, 2011, which authorizes the repurchase of up to $5.0 million of common stock. The stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or at such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued, terminated or extended at any time by the Company.

Item 5. Other Information

Versant Corporation expects to hold its 2012 Annual Meeting of Shareholders at a date, time and location to be announced, which will be more than thirty days after the anniversary date of the 2011 annual meeting of stockholders.

The deadline for receipt of stockholder proposals for inclusion in the Company's proxy statement and form of proxy for the 2012 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act was set at November 11, 2011. In order for a proposal to be considered timely, it must have been received in writing by the Company on or prior to the applicable date at the Company's principal executive offices, located at 255 Shoreline Drive, Suite 450, Redwood City, CA 94065.

In addition, in order for shareholder nominations of directors or other shareholder proposals made outside of Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14a-4(c) of the Exchange Act, such proposal must have been received by the Company at the address set forth above on or before the close of business on by January 26, 2012. In order for either type of proposal to be considered, such notice must also contain certain information specified in the Company's Bylaws.

Item 6.  Exhibits

(a)  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	Registrant's 2005 Equity Incentive Plan, as amended**
99.02	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award under Registrant's 2005 Equity Incentive Plan, as amended**
101.ins†	XBRL Instance Document
101.sch†	XBRL Schema Document
101.cal†	XBRL Calculation Linkbase Document
101.pre†	XBRL Presentation Linkbase Document
101.lab†	XBRL Label Linkbase Document
101.def†	XBRL Definition Linkbase Document
 ___________________________________________________
*    This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
**    Management or compensatory plan
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

VERSANT CORPORATION

Dated:	March 16, 2012	/s/ Bernhard Woebker
Bernhard Woebker
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer) and Director

/s/ Jerry Wong
Jerry Wong
Vice President, Finance, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)