Form 10-Q
period 2012-04-30
VERSANT CORP
filed 2012-06-13
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012
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

As of June 11, 2012, there were outstanding 2,762,705 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

	April 30, 2012	October 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$22,083	$23,145
Trade accounts receivable, net	2,873	2,183
Deferred income taxes	840	898
Other current assets	395	481
Total current assets	26,191	26,707

Property and equipment, net	1,053	993
Goodwill	8,589	8,589
Intangible assets, net	257	309
Other assets	38	38
Total assets	$36,128	$36,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303	$152
Accrued liabilities	1,300	1,076
Deferred revenues	3,491	2,695
Total current liabilities	5,094	3,923

Other long-term liabilities	221	178
Total liabilities	5,315	4,101
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 2,763,022 shares issued and outstanding at April 30, 2012, and 2,935,125 shares issued and outstanding at October 31, 2011	88,665	90,055
Accumulated other comprehensive income (loss), net	(222)	31
Accumulated deficit	(57,630)	(57,551)
Total shareholders’ equity	30,813	32,535
Total liabilities and shareholders’ equity	$36,128	$36,636

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011

Revenues:
License	$2,144	$1,818	$4,798	$4,413
Maintenance	1,671	1,656	3,323	3,575
Professional services	30	38	67	100
Total revenues	3,845	3,512	8,188	8,088

Cost of revenues:
License	63	64	132	132
Amortization of intangible assets	26	65	52	138
Maintenance	347	354	701	727
Professional services	12	22	32	42
Total cost of revenues	448	505	917	1,039

Gross profit	3,397	3,007	7,271	7,049

Operating expenses:
Sales and marketing	1,480	1,320	2,933	2,820
Research and development	1,221	980	2,341	1,912
General and administrative	829	1,262	1,839	2,307
Total operating expenses	3,530	3,562	7,113	7,039

Income (loss) from operations	(133)	(555)	158	10
Interest and other income (expense), net	28	(57)	56	(47)
Income (loss) before income taxes	(105)	(612)	214	(37)
Income tax benefit (expense)	(107)	75	(293)	(39)

Net loss	$(212)	$(537)	$(79)	$(76)

Net loss per share:
Basic	$(0.07)	$(0.17)	$(0.03)	$(0.02)
Diluted	$(0.07)	$(0.17)	$(0.03)	$(0.02)

Shares used in per share calculation:
Basic	2,826	3,144	2,881	3,174
Diluted	2,826	3,144	2,881	3,174

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	April 30,	April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(79)	$(76)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	241	169
Amortization of intangible assets	52	138
Share based compensation	481	524
Changes in assets and liabilities:
Trade accounts receivable, net	(753)	952
Other assets	66	(200)
Accounts payable	153	146
Accrued liabilities and other long-term liabilities	247	360
Deferred revenues	917	168
Net cash provided by operating activities	1,325	2,181
Cash flows from investing activities:
Purchases of property and equipment	(339)	(521)
Net cash used in investing activities	(339)	(521)
Cash flows from financing activities:
Proceeds from issuance of common stock	191	94
Repurchases of common stock	(2,061)	(1,739)
Net cash used in financing activities	(1,870)	(1,645)
Effect of foreign exchange rate changes on cash and cash equivalents	(178)	145
Net increase (decrease) in cash and cash equivalents	(1,062)	160
Cash and cash equivalents at beginning of period	23,145	24,911
Cash and cash equivalents at end of period	$22,083	$25,071

Supplemental disclosures of cash flows information:
Cash paid (received) for:
Income taxes	$(9)	$215

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2011. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on January 30, 2012 (File/Film No. 000-28540/12556329), as amended by the Form 10-K/A filed on February 28, 2012 (File/Film No. 000-28540/12648015). The Company’s operating results for the three and six months ended April 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period, for the full fiscal year ending October 31, 2012, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

Recently Adopted Accounting Pronouncements

Fair Value Measurement Disclosure

In January 2010, the Financial Accounting Standards Board ("FASB") amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which were effective for the Company’s first quarter of fiscal year 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of April 30, 2012 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Hierarchy	As of April 30, 2012
		(in thousands)
Financial assets:
Money market funds	Level 1	$9,949
Total		$9,949
The fair value of money market funds reflect quoted market prices in an active market.

Note 3.	Valuation and Qualifying Accounts and Reserves

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

The following table summarizes the activities in the Company’s allowance for doubtful accounts:

	Six Months Ended	Fiscal Year Ended
	April 30, 2012	October 31, 2011
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$16	$8
Adjustments to provision	(13)	8
Ending balance	$3	$16

The following table summarizes trade accounts receivable balances in excess of 10% of the Company's total trade accounts receivable as of April 30, 2012 and October 31, 2011 (in thousands):

	As of April 30, 2012	As of October 31, 2011
Customer A	$1,098	$362
Customer B	314	*
Customer C	*	311
Customer D	*	225
* not in excess of 10% of trade accounts receivable

Note 4.	Goodwill and Intangible Assets

Goodwill

The following table presents the Company’s goodwill balance as of April 30, 2012 and October 31, 2011 (in thousands):

Net Carrying Amount
Goodwill:
Versant Europe	$241
Poet Holdings, Inc.	5,752
FastObjects, Inc.	677
JDO Genie (PTY), Ltd	50
db4o	1,869
Total	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Versant conducted its annual impairment test in October 2011 and determined there was no impairment. No events or circumstances occurred during the six months ended April 30, 2012 that would more likely than not reduce the fair value of the Company below its carrying amount.

Intangible Assets

The Company’s intangible asset balances as of April 30, 2012 and October 31, 2011 are as follows (in thousands):

	April 30, 2012			October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
db4o-Developed Technology (Amortized over 5 years)	$300	$205	$95	$300	$175	$125
db4o-Customer Relationships (Amortized over 9 years)	210	80	130	210	68	142
db4o-Trade Name (Amortized over 5 years)	100	68	32	100	58	42
Total	$610	$353	$257	$610	$301	$309

Aggregate amortization expense for intangible assets was $26,000 and $52,000 for the three and six months ended April 30, 2012, and $65,000 and $138,000 for the three and six months ended April 30, 2011.

The projected amortization of the Company’s existing intangible assets as of April 30, 2012 is as follows (in thousands):

Amortization
Six months ending October 31, 2012	$52
Fiscal year ending October 31,
2013	103
2014	30
2015	23
2016	23
Thereafter	26
Total	$257

Note 5.	Commitments and Contingencies

Lease commitments

Versant’s principal commitments as of April 30, 2012 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Cupertino, California and Hamburg and Munich, Germany under operating lease agreements. The Company's operating lease arrangements as of April 30, 2012 are summarized below (in thousands):

Leased Office Facility:	Lease Expiration Date	Total Rent Payable over the Remaining Lease Term	Options to Renew at Fair Value
Hamburg, Germany	11/30/2014	$435	Two three year renewal options
Redwood City, California	5/31/2013	$223	Two one year renewal options
Munich, Germany	2/28/2014	$47	Single two year renewal option
Redwood City, California	5/31/2014	$211	Single one year renewal option
Cupertino, California	1/15/2013	$28	none

Our minimum commitments under non-cancelable operating leases that have an initial or remaining lease term in excess of one year as of April 30, 2012 are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Six months ending October 31, 2012	$249	$3	$252
Fiscal year ending October 31,
2013	417	2	419
2014	236		236
2015	14		14
2016	—		—
Total	$916	$5	$921

Total rent expense for all operating leases was $130,000 and $98,000 for the three months ended April 30, 2012 and 2011, respectively, and $244,000 and $194,000 for the six months ended April 30, 2012 and 2011, respectively.

Contingencies
The Company is subject to various legal proceedings and disputes that may arise from time to time in the ordinary course of business. There were no ongoing material legal proceedings as of April 30, 2012.
The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification liabilities is minimal.

Note 6.	Per Share Data

Basic and diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011

Net loss	$(212)	$(537)	$(79)	$(76)

Calculation of basic net loss per share:
Weighted average - common shares outstanding	2,826	3,144	2,881	3,174
Net loss per share, basic	$(0.07)	$(0.17)	$(0.03)	$(0.02)

Calculation of diluted net loss per share:
Weighted average - common shares outstanding	2,826	3,144	2,881	3,174
Dilutive effect of employee and director stock options	—	—	—	—
Weighted average - common shares outstanding and potentially dilutive common shares	2,826	3,144	2,881	3,174
Net loss per share, diluted	$(0.07)	$(0.17)	$(0.03)	$(0.02)

For the three months ended April 30, 2012 and 2011, 669,000 and 638,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net loss per share by the application of the treasury stock method. For the six months ended April 30, 2012 and 2011, 642,000 and 518,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net loss per share by the application of the treasury stock method.

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

From the date of announcement of this stock repurchase program through April 30, 2012, Versant acquired under this program a total of 192,388 common shares on the open market for approximately $2.1 million at an average purchase price of $10.67 per share, leaving approximately $2.9 million in authorized funds available for future repurchases of stock under this program.

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

The Company grants common stock options and awards restricted stock units under its 2005 Equity Incentive Plan, grants common stock options under its 2005 Directors' Stock Option Plan and issues stock under its 2005 Employee Stock Purchase Plan, which plans have been approved by Versant's shareholders.

Shares Reserved for Future Issuance

At the Company's 2011 annual shareholder meeting, held on April 18, 2011, the shareholders approved an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under the Company's 2005 Equity Incentive Plan and 2005 Directors' Stock Option Plan, respectively.

As of April 30, 2012, the Company had reserved shares of common stock for the following purposes (in thousands):

Reserved for issuance:
Employee stock purchase plan	23
Shares available for grant under 2005 Equity Incentive Plan and 2005 Directors Stock Option Plan	308
Unexercised stock options and unvested restricted stock units	669
Balance as of April 30, 2012	1,000

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the six months ended April 30, 2012 and 2011:

	Six Months Ended April 30,
	2012		2011
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activity:
Outstanding at the beginning of the period	651	$15.20	515	$16.84
Granted	62	10.80	142	11.82
Exercised	(13)	9.42	(6)	3.69
Forfeited and expired	(96)	15.91	(13)	41.24
Outstanding at the end of the period	604	$14.76	638	$15.35

Options exercisable at the end of the period	465	$15.43	399	$16.19

On February 21, 2012, the Board of Directors of the Company approved an amendment to the 2005 Equity Incentive Plan to allow the grant of restricted stock units. During the three months ended April 30, 2012, the Board of Directors awarded 65,000 restricted stock units to employees which began vesting on December 1, 2011. These restricted stock units have a three-year vesting schedule in which 25% of the award vests after nine months and the remaining 75% vests ratably thereafter on a quarterly basis. As of April 30, 2012, no restricted stock units have vested.

Under the 2005 Employee Stock Purchase Plan, employees may generally defer up to 10% of their compensation to purchase shares of our common stock at a purchase price equal to 85% of the lower of the fair market value per share of our common stock on (i) the commencement date of the applicable six month offering period or (ii) the applicable purchase date. During the six months ended April 30, 2012, 7,699 shares were issued under the Employee Stock Purchase Plan. Approximately 23,000 shares remained available for future issuance under this plan as of April 30, 2012.

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

	Stock Options		ESPP
	Six Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Assumptions:
Volatility	45% - 50%	47% - 57%	31% - 37%	30% - 31%
Expected life	4.25 - 5.75 years	3.6 - 5.5 years	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	0.65% - 1.03%	1.43% - 2.38%	0.06% - 0.12%	0.20% - 0.28%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of operations related to the Company’s equity incentive plans and stock purchase plan was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
Share based compensation expense:
Equity Incentive Plans	$228	$283	$458	$496
ESPP	18	17	23	28
Total	$246	$300	$481	$524

Share based compensation recognized in the condensed consolidated statements of operations, by operating statement caption, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
Share based compensation expense:
Cost of revenues	$20	$17	$36	$33
Sales and marketing	68	62	140	126
Research and development	65	55	117	104
General and administrative	93	166	188	261
Total	$246	$300	$481	$524

Note 10.	Restructuring

In the fourth quarter of fiscal year 2009, the Company committed to the implementation of a restructuring plan pursuant to which it closed its research and development facility in Pune, India and is winding down the affairs of its subsidiary, Versant India Private Limited (“Versant India”). The restructuring plan was undertaken to consolidate the Company’s research and development efforts into one location in Germany in order to streamline operations, create management efficiencies and increase productivity. Since the plan was undertaken, Versant has incurred restructuring costs of $203,000 as of April 30, 2012. The restructuring was substantially completed during the second quarter ended April 30, 2010. No restructuring costs were incurred in the three and six months ended April 30, 2012 and 2011.

Note 11.	Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty exists regarding the realizability of the deferred tax assets. The Company had net deferred tax assets of $840,000 and $898,000 as of April 30, 2012 and October 31, 2011, respectively.

The Company has significant deferred tax assets arising primarily from net operating loss ("NOL") carry forwards in the U.S., California and in Germany. Ultimately, the realization of the deferred tax assets is dependent upon the Company’s generation of sufficient future taxable income to enable it to use net operating loss and tax credit carry forwards during those periods in which such carry forwards can be utilized by the Company under applicable tax laws. In evaluating Versant’s ability to utilize its deferred tax assets, management of the Company considers all available positive and negative evidence, including past operating results in the most recent fiscal years and an assessment of expected future results of operations on a jurisdiction by jurisdiction basis.

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

The provision for income tax (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
Income tax (benefit) expense:
Federal and state	$—	$—	$4	$—
Foreign - Europe	92	(80)	207	30
Foreign - India	—	—	67	—
Foreign withholding	15	5	15	9
Total current	107	(75)	293	39

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

In conjunction with the wind-down of the Company's operations in India, an income tax inspection was conducted. Additional taxes and penalties of approximately $67,000 were imposed as a result of this inspection, which have been included in our income tax provision for the six months ended April 30, 2012.

Note 12.	Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.
Comprehensive income (loss) for the three and six month periods ended April 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011

Net loss, as reported	$(212)	$(537)	$(79)	$(76)
Foreign currency translation adjustment	11	233	(253)	158
Comprehensive income (loss)	$(201)	$(304)	$(332)	$82

Note 13.	Segment and Geographic Information

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

One telecommunications customer accounted for approximately 34% of our total revenues in the three months ended April 30, 2012 and approximately 23% of our total revenues in the six months ended April 30, 2012. The related accounts receivable balance for this customer was approximately $1.1 million as of April 30, 2012.

One telecommunications customer accounted for approximately 15% of total revenues in the three months ended April 30, 2011 and the related accounts receivable balance for this customer was approximately $554,000 as of April 30, 2011. In addition, another telecommunications customer accounted for approximately 14% of our total revenues in the three months ended April 30, 2011 and 10% of our total revenues in the six months ended April 30, 2011. The related accounts receivable balance for this customer was approximately $313,000 as of April 30, 2011.

The Company predominantly operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the revenue-bearing contract originates.

The following table reflects revenues for the three and six months ended April 30, 2012 and 2011 by each geographic region (in thousands):

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
Revenues by region:
North America	$1,127	$1,275	$2,155	$2,988
Europe	2,509	2,081	5,688	4,806
Asia	209	156	345	294
	$3,845	$3,512	$8,188	$8,088

The following table reflects long-lived assets as of April 30, 2012 and October 31, 2011 in each geographic region (in thousands):

	April 30, 2012	October 31, 2011
Total long-lived assets by region:
North America	$542	$438
Germany	545	588
Asia	4	5
	$1,091	$1,031

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

In December 2011, we announced a new strategic product roadmap under which we plan to develop database software products to address "Big Data" problems. Versant plans to develop these new products in order to provide data management software that enables the development of analytical application for the intelligent "real-time enterprise" and has initiated this development process, which is expected to involve cooperation with strategic technology partners.

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

In addition to our product offerings, we provide maintenance and technical support services to assist our users in using our products. We also offer a variety of consulting and training services to assist users in developing and deploying applications based on Versant Object Database, FastObjects and db4o.

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

During the first six months of fiscal year 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on January 30, 2012 (File/Film No. 000-28540/12556329), as amended by the Form 10-K/A filed on February 28, 2012 (File/Film No. 000-28540/12648015) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations The following table sets forth certain items from our condensed consolidated statements of operations expressed as a percetage of our total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
Revenues:
License	56%	52%	59%	55%
Maintenance	43	47	40	44
Professional services	1	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	2	2	2	1
Amortization of intangible assets	—	2	1	2
Maintenance	9	10	9	9
Professional services	—	—	—	—
Total cost of revenues	11	14	12	12

Gross profit	89	86	88	88

Operating expenses:
Sales and marketing	38	37	36	35
Research and development	32	28	29	24
General and administrative	22	36	22	29
Total operating expenses	92	101	87	88

Income (loss) from operations	(3)	(15)	1	—
Interest and other income (expense), net	—	(2)	1	(1)
Income (loss) before provision for income taxes	(3)	(17)	2	(1)
Income tax benefit (expense)	(3)	2	(3)	—

Net loss	(6)%	(15)%	(1)%	(1)%

Revenues

The following table summarizes our license, maintenance and professional services revenues for the three and six months ended April 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Revenues:
License	$2,144	$1,818	$326	18%
Maintenance	1,671	1,656	15	1
Professional services	30	38	(8)	(21)
Total	$3,845	$3,512	$333	9%

	Six Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Revenues:
License	$4,798	$4,413	$385	9%
Maintenance	3,323	3,575	(252)	(7)
Professional services	67	100	(33)	(33)
Total	$8,188	$8,088	$100	1%

Total Revenues. Total revenues are comprised of license fees and fees for maintenance, training, consulting, technical and other support services. Fluctuations in our total revenues can be attributed to changes in economic and industry conditions, product and customer mix, general trends in information technology spending, changes in geographic demand, and the corresponding impact of changes in foreign currency exchange rates. In addition, delays in (or sometimes acceleration of) forecast revenue transactions with customers or royalty reporting to us of items such as back maintenance charges can cause revenue fluctuations, particularly on a quarterly basis. Further, product life cycles impact revenues periodically as old contracts expire and new products are released.

Our total revenues for the three months ended April 30, 2012 increased approximately $333,000 (or 9%) compared to the corresponding period in fiscal year 2011. This resulted primarily from an approximate $326,000 increase in license revenues resulting from a large transaction with a European telecommunications customer. Total revenues also reflected approximately $181,000 of unfavorable foreign currency exchange rate fluctuations when compared to the same quarter in fiscal year 2011.

Our total revenues for the six months ended April 30, 2012 increased approximately $100,000 (or 1%) compared to the corresponding period in fiscal year 2011. This increase was primarily due to an approximate $385,000 increase in license revenues resulting from a greater number of larger license transactions and was partially offset by an approximate $252,000 decrease in maintenance revenues that was principally due to a decrease in recognized back maintenance revenues compared to the first six months of our fiscal year 2011 and to a lesser extent, lapsed premium support contracts. Total revenues also reflected approximately $244,000 of unfavorable foreign currency exchange rate fluctuations when compared to the same period in fiscal year 2011.

One telecommunications customer accounted for approximately 34% and 14% of our total revenues in the three months ended April 30, 2012 and 2011, respectively. This same customer accounted for approximately 23% and 10% of our total revenues in the six months ended April 30, 2012 and 2011, respectively. Another telecommunications customer accounted for approximately 15% of our total revenues in the three months ended April 30, 2011.

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current uncertain economic environment. In terms of license revenues, although economic conditions have slightly improved, we are still experiencing lengthy sales cycles and customer preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the continuing stagnation in general economic conditions has further lengthened our sales cycle and created increased pricing pressure, as many customers strive to reduce their operating costs. License revenues are also a critical factor in driving the amount of our services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods. As customers endeavor to control costs, the Company has experienced, and may continue to experience, lower rates of maintenance contract renewal as well as migration from premium support options to less expensive support levels, which has, and in the future would, adversely affect the levels of our maintenance revenues.

License. License revenues represent perpetual and term license fees received and recognized from our End-User and Value Added Resellers customers.

License revenues were $2.1 million for the three months ended April 30, 2012, an increase of $326,000 (or 18%) from $1.8 million reported for the comparable period in fiscal year 2011. The increase in license revenues in the current quarter resulted primarily from a large license transaction with a European telecommunications customer and higher average customer license volume. License revenues for the three months ended April 30, 2012 included an approximate $116,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

 License revenues were $4.8 million for the six months ended April 30, 2012, an increase of $385,000 (or 9%) from $4.4 million reported for the comparable period in fiscal year 2011. The increase in license revenues resulted primarily from a greater number of relatively larger transactions. License revenues for the six months ended April 30, 2012 included an approximate $162,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with software upgrades and internet and telephone access to support personnel, dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.7 million for the three months ended April 30, 2012, remaining largely consistent with an increase of only $15,000 (or 1%) over the $1.7 million reported for the comparable period in fiscal year 2011. Maintenance revenues in the current quarter include an approximate $44,000 increase related to back maintenance which was offset by $64,000 in unfavorable foreign currency exchange rate fluctuations in the three months ended April 30, 2012 compared to the same period in fiscal year 2011.

Maintenance revenues were $3.3 million for the six months ended April 30, 2012, a decrease of $252,000 (or 7%) from $3.6 million reported for the comparable period in fiscal year 2011. This decrease in maintenance revenues resulted primarily from a decrease of approximately $148,000 in recognized back maintenance revenues during the six months ended April 30, 2012 compared to the same period of the prior fiscal year. An approximate $81,000 in unfavorable foreign currency exchange rate fluctuations also contributed to the decrease in maintenance revenues in the six months ended April 30, 2012 compared to the same period in fiscal year 2011.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $30,000 for the three months ended April 30, 2012, a decrease of $8,000 (or 21%) from $38,000 reported for the comparable period in fiscal year 2011. Professional services revenues were $67,000 for the six months ended April 30, 2012, a decrease of $33,000 (or 33%) from $100,000 reported for the comparable period in fiscal year 2011. These decreases in professional services revenues were largely attributable to one consulting engagement with a European customer for approximately $53,000 performed in the first quarter of our prior fiscal year 2011 and were partially offset by increases in services performed in our North American operations in the first six months of fiscal year 2012.

International Revenues. The following table summarizes our revenues by geographic area for the three and six months ended April 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended April 30,
		Percentage		Percentage	Change
	2012	of revenues	2011	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$1,127	29%	$1,275	36%	$(148)	(12)%
Europe	2,509	65	2,081	59	428	21
Asia	209	6	156	5	53	34
	$3,845	100%	$3,512	100%	$333	9%

	Six Months Ended April 30,
		Percentage		Percentage	Change
	2012	of revenues	2011	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$2,155	26%	$2,988	37%	$(833)	(28)%
Europe	5,688	70	4,806	59	882	18
Asia	345	4	294	4	51	17
	$8,188	100%	$8,088	100%	$100	1%

Total revenues increased approximately $333,000 (or 9%) in the three months ended April 30, 2012 compared to the corresponding period of fiscal year 2011. The increase in total revenues was primarily due to an approximate $428,000 (or 21%) increase in European revenues that was partially offset by an approximate $148,000 (or 12%) decrease in North American revenues. Total revenues for the three months ended April 30, 2012 also included approximately $181,000 in unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations. Each region’s revenue as a percentage of total revenue varies from quarter to quarter as a result of the transactions specific to that region in each quarter and does not necessarily reflect a trend.

Total revenues increased approximately $100,000 (or 1%) in the six months ended April 30, 2012 compared to the corresponding period of fiscal year 2011. The increase in total revenues was primarily due to an approximate $882,000 (or 18%) increase in European revenues that was partially offset by an approximate $833,000 (or 28%) decrease in North American revenues. Total revenues for the six months ended April 30, 2012 also included approximately $244,000 in unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations.

International revenues (revenues from the European and Asian regions) represented approximately 71% and 74% of our total revenues for the three and six months ended April 30, 2012, as compared to 64% and 63% for the comparable periods in fiscal year 2011. The increases in revenues outside North America as a percentage of total revenues resulted from a greater number of larger license transactions in Europe coupled with a decrease in larger license transactions and recognized back maintenance in North America that resulted in a decrease of approximately $148,000 and $833,000 in North American revenues for the three and six month periods ended April 30, 2012 compared to the same periods in 2011.

Revenues from North America. The $148,000 (or 12%) revenue decrease from North America in the three months ended April 30, 2012 was the result of a decrease in license revenues from one telecommunications customer. Service revenues in North America remained consistent from the three months ended April 30, 2012 to the same period in fiscal year 2011.

The $833,000 (or 28%) revenue decrease from North America in the six months ended April 30, 2012 was primarily the result of an approximate $641,000 decrease in license revenues and an approximate $192,000 decrease in services revenue. The decrease in license revenues was primarily due to the absence in this period of larger license transactions with two North American customers that were completed in fiscal year 2011. The decrease in North American maintenance revenues for the six months ended April 30, 2012 was primarily due to an approximate $148,000 decrease in recognized back maintenance compared to the first six months of prior fiscal year 2011.

Revenues from Europe. Revenues from Europe increased $428,000 (or 21%) in the three months ended April 30, 2012 over the same period in 2011, primarily due to an approximate $411,000 increase in license revenues resulting from a large license transaction with a European telecommunications customer and an increase in the average license volume per customer. Services revenues generated in Europe in the quarter ended April 30, 2012 remained stable when compared to the second quarter of fiscal year 2011. Total revenues from Europe for the three months ended April 30, 2012 were also impacted by an approximate $181,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

Revenues from Europe increased $882,000 (or 18%) in the six months ended April 30, 2012, primarily due to an approximate $959,000 increase in license revenues resulting from a greater number of larger transactions in that region and an increase in the average license volume per customer. Services revenues generated in Europe decreased approximately $77,000 during the six months ended April 30, 2012 compared to the same period in fiscal year 2011 due to the termination of premium maintenance and reduced professional services revenue. Total revenues from Europe for the six months ended April 30, 2012 were also impacted by an approximate $244,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of our revenues from Europe due to stronger demand for our products there. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe compared to our other geographic markets.

Revenues from Asia. Revenues from the Asia Pacific region increased $53,000 (or 34%) during the three months ended April 30, 2012 compared to the same period in fiscal year 2011 due to an approximate $78,000 increase in license revenues primarily from an existing North American customer which moved its operations to Asia. The increase in license revenues was partially offset by an approximate $25,000 decrease in services revenues.

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

Cost of Revenues

The following table summarizes total cost of revenues for the three and six months ended April 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$63	$64	$(1)	(2)%
Amortization of intangible assets	26	65	(39)	(60)
Maintenance	347	354	(7)	(2)
Professional services	12	22	(10)	(45)
Total	$448	$505	$(57)	(11)%

	Six Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$132	$132	$—	—%
Amortization of intangible assets	52	138	(86)	(62)
Maintenance	701	727	(26)	(4)
Professional services	32	42	(10)	(24)
Total	$917	$1,039	$(122)	(12)%

Total Cost of Revenues. Total cost of revenues was $448,000 (or 11% of revenues) and $917,000 (or 12% of revenues) for the three and six months ended April 30, 2012, respectively, declining slightly compared to $505,000 (or 14% of revenues) and $1.0 million (or 12% of revenues) for the comparable periods in fiscal year 2011.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $63,000 (or 3% of license revenues) and $132,000 (or 3% of license revenues) for the three and six months ended April 30, 2012, respectively, remaining stable compared to $64,000 (or 4% of license revenues) and $132,000 (or 3% of license revenues) reported for the comparable periods in fiscal year 2011.

Amortization of Intangible Assets. Amortization of intangible assets results from our fiscal year 2009 acquisition of db4o and fiscal year 2004 acquisition of Poet Holdings, Inc.

Amortization of intangible assets was $26,000 for the three months ended April 30, 2012, a decrease of $39,000 (or 60%) from $65,000 reported for the comparable period in fiscal year 2011. Amortization of intangible assets was $52,000 for the six months ended April 30, 2012, a decrease of $86,000 (or 62%) from $138,000 reported for the comparable period in fiscal year 2011. The decreases were due to intangible assets related to Poet Holdings, Inc. being fully amortized in the second quarter of fiscal year 2011. We expect to incur amortization charges of approximately $26,000 for the third quarter of fiscal year 2012.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including payroll, employee benefits and allocated overhead.

Cost of maintenance revenues was $347,000 (or 21% of maintenance revenues) and $701,000 (or 21% of maintenance revenues) for the three and six months ended April 30, 2012 compared to $354,000 (or 21% of maintenance revenues) and $727,000 (or 20% of maintenance revenues) reported for the comparable periods in fiscal year 2011, remaining largely consistent in both dollars and as a percentage of revenues. The decrease in the cost of maintenance revenues includes an approximate $10,000 decrease and an approximate $13,000 decrease due to favorable foreign currency exchange rate fluctuations in the three and six months ended April 30, 2012, respectively.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues decreased $10,000 to $12,000 (or 40% of professional services revenues) for the three months ended April 30, 2012 compared to $22,000 (or 58% of professional services revenues) reported for the comparable period in fiscal year 2011. Cost of professional services revenues decreased $10,000 to $32,000 (or 48% of professional services revenues) for the six months ended April 30, 2012 compared to $42,000 (or 42% of professional services revenues) reported for the comparable period in fiscal year 2011. Cost of professional services to provide training and consulting vary according to product mix, number of participants and travel arrangements.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended April 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,480	$1,320	$160	12%
Research and development	1,221	980	241	25
General and administrative	829	1,262	(433)	(34)
Total	$3,530	$3,562	$(32)	(1)%

	Six Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$2,933	$2,820	$113	4%
Research and development	2,341	1,912	429	22
General and administrative	1,839	2,307	(468)	(20)
Total	$7,113	$7,039	$74	1%

Total Operating Expenses. Total operating expenses were $3.5 million (or 92% of revenues) for the three months ended April 30, 2012 and $3.6 million (or 101% of revenues) for the comparable period in fiscal year 2011. The $32,000 (or 1%) decrease in total operating expenses for the three months ended April 30, 2012 resulted primarily from an approximate $433,000 decrease in general and administrative costs that was partially offset by an approximate $401,000 increase in investment in sales and marketing and research and development. Total operating expenses for the three months ended April 30, 2012 included an approximate decrease of $93,000 due to favorable foreign currency exchange rate fluctuations.

Total operating expenses were $7.1 million (or 87% of revenues) for the six months ended April 30, 2012 and $7.0 million (or 88% of revenues) for the comparable period in fiscal year 2011. The $74,000 (or 1%) increase in total operating expenses for the six months ended April 30, 2012 resulted primarily from an approximate $542,000 increase in investment in sales and marketing and research and development that was partially offset by an approximate $468,000 decrease in general and administrative costs. Total operating expenses for the six months ended April 30, 2012 included an approximate decrease of $117,000 due to favorable foreign currency exchange rate fluctuations.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and public relations.

Sales and marketing expenses were $1.5 million (or 38% of revenues) for the three months ended April 30, 2012 and $1.3 million (or 37% of revenues) for the comparable period in fiscal year 2011. The $160,000 increase (or 12%) in sales and marketing expenses in the three months ended April 30, 2012 was primarily due to the expansion of marketing programs including public relations, lead generation and qualification, participation in trade groups and advertising which increased approximately $145,000 compared to the corresponding period in 2011. In the second quarter of fiscal 2012 we increased our investment in sales and marketing infrastructure, including costs for our new website and customer relationship management software, which contributed an approximate $55,000 increase to our sales and marketing expenses in the current quarter compared to the same period in fiscal year 2011. These increases were partially offset by an approximate $49,000 decrease in the costs of distribution in Asia and a decrease of approximately $21,000 resulting from favorable foreign currency exchange fluctuations.

Sales and marketing expenses were $2.9 million (or 36% of revenues) for the six months ended April 30, 2012 and $2.8 million (or 35% of revenues) for the comparable period in fiscal year 2011. The $113,000 increase (or 4%) in sales and marketing expenses in the six months ended April 30, 2012 was primarily due to an approximate $139,000 expansion of marketing programs and an approximate $74,000 increased investment in sales and marketing infrastructure, including costs for our new website and customer relationship management software. These increases to sales and marketing expenses for the six months ended April 30, 2012 compared to the corresponding period of fiscal year 2011 were partially offset by an approximate $40,000 decrease in the costs of distribution in Asia, a decrease of $40,000 in sales recruitment costs and a decrease of approximately $28,000 resulting from favorable foreign currency exchange fluctuations.

We expect our sales and marketing expenses to increase significantly during the remainder of fiscal year 2012 due to anticipated increases in programs to implement our Big Data strategic product development initiative and we expect that sales and marketing expenses will continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $1.2 million (or 32% of revenues) for the three months ended April 30, 2012 and $1.0 million (or 28% of revenues) for the comparable period in fiscal year 2011. The $241,000 (or 25%) increase was primarily due to an approximate $151,000 increase in personnel costs in both Germany and the United States, an approximate $68,000 increase in related travel and facilities costs and an approximate $69,000 increase in consulting costs as we invest in new product development efforts to pursue our Big Data strategic product development initiative. Research and development expenses for the three months ended April 30, 2012 included an approximate $61,000 decrease due to favorable foreign currency exchange fluctuations.

Research and development expenses were $2.3 million (or 29% of revenues) for the six months ended April 30, 2012 and $1.9 million (or 24% of revenues) for the comparable period in fiscal year 2011. The $429,000 (or 22%) increase was primarily due to an approximate $265,000 increase in personnel costs in both Germany and the United States, an approximate $107,000 increase in related travel, training and facilities costs, an approximate $31,000 increase in executive bonuses and an approximate $85,000 increase in consulting costs. Research and development expenses for the six months ended April 30, 2012 included an approximate $74,000 decrease due to favorable foreign currency exchange fluctuations compared to the corresponding period in fiscal year 2011.

We expect our research and development expenses to continue to increase significantly during the remainder of fiscal year 2012 compared to our research and development expense levels in fiscal year 2011. As part of our strategic Big Data product development initiative, we plan to invest resources, including investments in relationships with strategic technology partners, to develop new data management software products capable of enabling customers' development of Big Data analytic applications.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses and general operating expenses.

General and administrative expenses were $0.8 million (or 22% of revenues) for the three months ended April 30, 2012 compared to $1.3 million (or 36% of revenues) for the same period in fiscal year 2011. The $433,000 (or 34%) decrease in general and administrative expense for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 was primarily due to approximately $470,000 in one-time separation costs related to the departure of our former CEO incurred in the second quarter of our prior fiscal year 2011 and was partially offset by an approximate $65,000 increase in executive bonuses and in director's fees (due to the addition of 2 new directors) in the current quarter. General and administrative expense for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 included an approximate $11,000 decrease due to favorable foreign currency exchange fluctuations.

General and administrative expenses were $1.8 million (or 22% of revenues) for the six months ended April 30, 2012 and $2.3 million (or 29% of revenues) for the comparable period in fiscal year 2011. The $468,000 (or 20%) decrease in general and administrative expense was primarily due to approximately $470,000 in one-time separation costs related to the departure of our former CEO incurred in the second quarter of our prior fiscal year 2011. General and administrative expenses for the six months ended April 30, 2012 compared to the six months ended April 30, 2011 included an approximate $15,000 decrease due to favorable foreign currency exchange fluctuations.

We expect our general and administrative expenses to remain relatively consistent with the current quarter for the remainder of fiscal year 2012.

Interest and Other Income (Expense), Net

The following table summarizes our interest and other income (expense), net for the three and six months ended April 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest income	$39	$14	$25	179%
Foreign exchange loss	(11)	(71)	60	85
Total	$28	$(57)	$85	149%

	Six Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest income	$82	$32	$50	156%
Foreign exchange loss	(26)	(79)	53	67
Total	$56	$(47)	$103	219%

Interest and other income (expense), net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous refunds and foreign exchange rate gains or losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income (expense), net, was income of $28,000 (or less than 1% of total revenues) and $56,000 (or 1% of total revenues) for the three and six months ended April 30, 2012 and expense of $57,000 (or 2% of total revenues) and $47,000 (or 1% of total revenues) for the three and six months ended April 30, 2011, respectively. The approximate $85,000 (or 149%) and $103,000 (or 219%) increase in interest and other income (expense), net for the three and six months ended April 30, 2012 is due to an increase in earned interest on our cash reserves and primarily due to the favorable change in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

The following table reflects the Company’s income tax expense (benefit) for the three and six months ended April 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Income tax (benefit) expense:
Foreign withholding taxes	$15	$5	$10	200%
Provision for income taxes - Europe	92	(80)	172	215
Provision for income taxes - India	—	—	—	—
Federal, state and franchise taxes	—	—	—	—
Total	$107	$(75)	$182	243%

	Six Months Ended
	April 30,	April 30,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Income tax (benefit) expense:
Foreign withholding taxes	$15	$9	$6	67%
Provision for income taxes - Europe	207	30	177	590
Provision for income taxes - India	67	—	67	100
Federal, state and franchise taxes	4	—	4	100
Total	$293	$39	$254	651%

The Company’s tax provisions were based upon our projected fiscal year 2012 and 2011 effective tax rates. We incurred foreign withholding taxes of approximately $15,000 for the three and six months ended April 30, 2012, and $5,000 and $9,000 for the three and six months ended April 30, 2011, respectively, which we have included in our income tax provision.

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. We recorded income tax expense (benefit) for our European operations of approximately $92,000 and $(80,000) for the three months ended April 30, 2012 and 2011, respectively, and approximately $207,000 and $30,000 for the six months ended April 30, 2012 and 2011, respectively. In the first six months of fiscal year 2012, our German subsidiary has had higher profits than in the same period of fiscal year 2011 primarily due to the timing of revenue transactions, the mix of products sold and to a lesser extent, the absence of the one-time separation costs associated with our former CEO and managing director of our German subsidiary incurred in fiscal year 2011.

In conjunction with the wind-down of our operations in India, we were subject to an income tax inspection. Additional taxes and penalties of approximately $67,000 were imposed as a result of this inspection, which have been included in our income tax provision for the six months ended April 30, 2012.

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

Liquidity and Capital Resources

The following table sets forth certain consolidated balance sheets data as of April 30, 2012 and October 31, 2011 and certain consolidated statements of cash flows data for the six months ended April 30, 2012 and 2011 (in thousands, except percentages):

	April 30, 2012	October 31, 2011	Percentage Change
	(unaudited)
Working Capital	$21,097	$22,784	(7%)
Cash and cash equivalents	$22,083	$23,145	(5%)

	Six Months Ended
	April 30,	April 30,	Percentage
	2012	2011	Change
	(unaudited)
Net cash provided by operating activities	$1,325	$2,181	(39)%
Net cash used in investing activities	(339)	(521)	(35)%
Net cash used in financing activities	$(1,870)	$(1,645)	14%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the six months ended April 30, 2012. As of April 30, 2012, we had cash and cash equivalents of approximately $22.1 million, a decrease of $1.0 million from the $23.1 million of cash and cash equivalents we held at October 31, 2011.

As of April 30, 2012, $11.8 million of our $22.1 million in cash and cash equivalents was held in foreign financial institutions, of which $3.4 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	April 30, 2012			October 31, 2011
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€2,434	$3,224		€1,919	$2,716
Indian Rupee	Rs	11,503	215	Rs	12,824	265
Total			$3,439			$2,981

Foreign Currency Risk. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the second quarter of fiscal year 2012, as compared to the second quarter of fiscal year 2011, was comprised of approximately $181,000 of unfavorable foreign currency fluctuations on our revenues, $12,000 of favorable foreign currency fluctuations on our cost of revenues, and $93,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $76,000 on our income from operations for the three months ended April 30, 2012 compared to the same three month period ended April 30, 2011.

The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal year 2012, as compared to the first six months of fiscal year 2011, was comprised of approximately $244,000 of unfavorable foreign currency fluctuations on our revenues, $15,000 of favorable foreign currency fluctuations on our cost of revenues, and $117,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $112,000 on our income from operations for the six months ended April 30, 2012 compared to the six months ended April 30, 2011.

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

Additionally, we held approximately 84% of our total cash and cash equivalents balances at April 30, 2012 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

In relation to our cash balances held overseas, there were no European Union foreign exchange restrictions on repatriating our overseas-held cash to the United States. However, we may be subject to income tax withholding in the source countries and to U.S. federal and state income taxes in the future if the cash payment or transfer from our subsidiaries to the U.S. parent were to be characterized as a dividend. Other payments made by our European overseas subsidiary in the ordinary course of business (e.g. payment of royalties or interest from the subsidiary to the U.S. parent) were generally not subject to income tax withholding under existing tax treaties.

Interest Rate Risk. Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

Stock Repurchase Program. On November 28, 2011, our Board of Directors approved a new stock repurchase program announced on December 1, 2011, pursuant to which Versant is authorized to repurchase up to $5.0 million of its common stock in fiscal year 2012. This stock repurchase program is currently scheduled to expire upon the earlier of October 31, 2012, or at such time as Versant has expended $5.0 million to repurchase outstanding common shares under the program; however the program may be suspended, discontinued or extended at any earlier time by the Company.

From the date of announcement of this stock repurchase program through April 30, 2012, Versant acquired under this program a total of 192,388 common shares on the open market for approximately 2.1 million at an average purchase price of $10.67 per share, leaving approximately $2.9 million in authorized funds available for future repurchases of stock under this program at April 30, 2012.

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

We generated $1.3 million of cash flows from operations in the six months ended April 30, 2012. This amount resulted from $79,000 in net loss adjusted for non-cash charges of $774,000 and a $630,000 decrease in operating assets net of liabilities during the first six months of fiscal year 2012. The decrease in operating assets net of liabilities was primarily related to an approximate $917,000 increase in deferred revenues and an approximate $400,000 increase in accrued liabilities and accounts payable partially offset by an approximate $753,000 increase in trade accounts receivable.
We generated $2.2 million of cash flows from operations in the six months ended April 30, 2011. This amount resulted from $76,000 in net loss adjusted for non-cash charges of $831,000, and a $1.4 million decrease in operating assets net of liabilities. The decrease in operating assets net of liabilities during the first six months of fiscal 2011 was primarily related to an approximate $952,000 decrease in trade accounts receivable and an approximate $360,000 increase in accrued liabilities.
The timing of collections from our customers for accounts receivable, the timing of renewal of maintenance contracts and to a lesser extent, payments to our vendors for accounts payable will significantly impact cash flows in our operating activities, and differences in these variables contributed to the differences in our cash flows from operations in the six months ended April 30,

2012 and 2011. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 70 days and 66 days for the three months ended April 30, 2012 and 2011, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

For the six months ended April 30, 2012, $339,000 of cash was used in investing activities for the purchases of property and equipment, including software licenses, hardware and infrastructure for our server room.

For the six months ended April 30, 2011, $521,000 of cash was used in investing activities for the purchases of property and equipment, including new hardware for testing environments and website design costs.

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

For the six months ended April 30, 2012, $1.9 million of cash was used in financing activities, consisting of $2.1 million of cash used to repurchase our common stock, partially offset by cash inflows of $191,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the six months ended April 30, 2011, $1.6 million of cash was used by financing activities, consisting of $1.7 million of cash used to repurchase our common stock, partially offset by cash inflows of $94,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of April 30, 2012, we had approximately 23,000 shares available to issue under our Employee Stock Purchase Plan, approximately 308,000 shares available to issue under our current Equity Incentive Plan and our Directors' Stock Option Plan and approximately 669,000 shares in outstanding option grants and restricted stock units under our equity plans. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of April 30, 2012 consist of obligations under operating leases for facilities and equipment. As reported in Note 5, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) under Item 1 of Part I, of this Report, the Company leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements.

The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification liabilities is minimal, though the Company has received correspondence from a customer asserting that the Company has a potential indemnification obligation to such customer. Based on currently available information, the Company disputes this assertion.

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

After taking into account potential common stock repurchases under our current stock repurchase program, we believe that our existing cash and cash equivalents and cash to be generated from operations will be sufficient to finance our operations during fiscal year 2012. However, if we fail to generate adequate cash flows from operations in the future, due to an unexpected decline in our revenues, difficulties or delays in collection of revenues or due to a sustained increase in cash expenditures in excess of the revenues generated, then our cash balances may not be sufficient to fund our continuing operations without obtaining additional debt or equity financing. Additional cash may also be needed to acquire or invest in, and integrate, complementary businesses or products or to obtain the right to use complementary technologies, and we expect that, in the event of such an acquisition or investment that is significant, it will be necessary for us to seek additional debt or equity financing.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 1, Basis of Presentation and Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the second quarter of fiscal year 2012, as compared to the second quarter of fiscal year 2011, was comprised of approximately $181,000 of unfavorable foreign currency fluctuations on our revenues, $12,000 of favorable foreign currency fluctuations on our cost of revenues, and $93,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $76,000 on our income from operations for the three months ended April 30, 2012.

The effect of changes in foreign currency exchange rates on our net operating results in the first six months of fiscal year 2012, as compared to the first six months of fiscal year 2011, was comprised of approximately $244,000 of unfavorable foreign currency fluctuations on our revenues, $15,000 of favorable foreign currency fluctuations on our cost of revenues, and $117,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $112,000 on our income from operations for the six months ended April 30, 2012 compared to the six months ended April 30, 2011.

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

Additionally, we held approximately 84% of our total cash and cash equivalents balances at April 30, 2012 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

Interest Rate Risk. Our cash equivalents primarily consist of money market accounts; accordingly, our interest rate risk is not considered significant.

We do not own any derivative financial instruments as of April 30, 2012.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The stock repurchase activity during the three and six months ended April 30, 2012 is summarized as follows:
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (2)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Period:
February 1 - February 29, 2012	67,066	$10.99	67,066	$4,089,225
March 1 - March 31, 2012	95,451	10.72	95,451	$3,066,077
April 1 - April 30, 2012	11,459	10.42	11,459	$2,946,730
Three months ended April 30, 2012	173,976	$10.80	173,976
November 28, 2011 - January 31, 2012	18,412	$9.44	18,412
Six months ended April 30, 2012	192,388	$10.67	192,388

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

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

Item 5. Other Information

Versant Corporation expects to hold its 2012 Annual Meeting of Shareholders on August 24, 2012 at 10:00 a.m. (PST) at our corporate headquarters in Redwood City, California, which will be more than thirty days after the anniversary date of the 2011 annual meeting of stockholders.

Because the Company's 2012 Annual Meeting of Shareholders will be held more than thirty days from the anniversary date of the 2011 Annual Meeting of Shareholders, the deadline for receipt of stockholder proposals for inclusion in the Company's proxy statement and form of proxy for the 2012 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act will be July 2, 2012. In order for a proposal to be considered timely, it must have been received in writing by the Company on or prior to the applicable date at the Company's principal executive offices, located at 255 Shoreline Drive, Suite 450, Redwood City, CA 94065.

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

VERSANT CORPORATION

Dated:	June 13, 2012	/s/ Bernhard Woebker
Bernhard Woebker
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer) and Director

/s/ Jerry Wong
Jerry Wong
Vice President, Finance, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)