Form 10-Q
period 2012-07-31
VERSANT CORP
filed 2012-09-13
CIK 865917

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012
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

As of September 10, 2012, there were outstanding 2,726,899 shares of the Registrant’s common stock, no par value.

VERSANT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended July 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

	July 31, 2012	October 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$21,577	$23,145
Trade accounts receivable, net	1,542	2,183
Deferred income taxes	778	898
Other current assets	612	481
Total current assets	24,509	26,707

Property and equipment, net	904	993
Goodwill	8,589	8,589
Intangible assets, net	231	309
Other assets	38	38
Total assets	$34,271	$36,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316	$152
Accrued liabilities	1,461	1,076
Deferred revenues	2,840	2,695
Total current liabilities	4,617	3,923

Other long-term liabilities	196	178
Total liabilities	4,813	4,101
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 7,500,000 shares authorized, 2,750,899 shares issued and outstanding at July 31, 2012, and 2,935,125 shares issued and outstanding at October 31, 2011	88,736	90,055
Accumulated other comprehensive income (loss), net	(480)	31
Accumulated deficit	(58,798)	(57,551)
Total shareholders’ equity	29,458	32,535
Total liabilities and shareholders’ equity	$34,271	$36,636

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011

Revenues:
License	$1,350	$2,344	$6,148	$6,758
Maintenance	1,674	1,821	4,998	5,396
Professional services	18	39	84	139
Total revenues	3,042	4,204	11,230	12,293

Cost of revenues:
License	57	66	189	199
Amortization of intangible assets	26	26	78	164
Maintenance	326	384	1,027	1,111
Professional services	9	26	41	68
Total cost of revenues	418	502	1,335	1,542

Gross profit	2,624	3,702	9,895	10,751

Operating expenses:
Sales and marketing	1,627	1,341	4,560	4,161
Research and development	1,328	1,055	3,668	2,967
General and administrative	815	786	2,654	3,093
Restructuring	—	25	—	25
Total operating expenses	3,770	3,207	10,882	10,246

Income (loss) from operations	(1,146)	495	(987)	505
Interest and other income (expense), net	73	34	129	(14)
Income (loss) before income taxes	(1,073)	529	(858)	491
Provision for income taxes	96	55	389	93

Net income (loss)	$(1,169)	$474	$(1,247)	$398

Net income (loss) per share:
Basic	$(0.42)	$0.16	$(0.44)	$0.13
Diluted	$(0.42)	$0.16	$(0.44)	$0.13

Shares used in per share calculation:
Basic	2,755	3,021	2,839	3,122
Diluted	2,755	3,021	2,839	3,123

See accompanying notes to condensed consolidated financial statements

VERSANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	July 31,	July 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,247)	$398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	368	282
Amortization of intangible assets	78	164
Share based compensation	688	768
Restructuring charges	—	25
Changes in assets and liabilities:
Trade accounts receivable, net	503	1,062
Other assets	(172)	(318)
Accounts payable	171	71
Accrued liabilities and other long-term liabilities	455	(289)
Deferred revenues	361	93
Net cash provided by operating activities	1,205	2,256
Cash flows from investing activities:
Purchases of property and equipment	(354)	(670)
Net cash used in investing activities	(354)	(670)
Cash flows from financing activities:
Proceeds from issuance of common stock	285	202
Repurchases of common stock	(2,291)	(3,584)
Net cash used in financing activities	(2,006)	(3,382)
Effect of foreign exchange rate changes on cash and cash equivalents	(413)	27
Net decrease in cash and cash equivalents	(1,568)	(1,769)
Cash and cash equivalents at beginning of period	23,145	24,911
Cash and cash equivalents at end of period	$21,577	$23,142

Supplemental disclosures of cash flows information:
Cash paid for:
Income taxes	$22	$336

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the Company’s preceding fiscal year ended October 31, 2011. Accordingly, these financial statements should be read in conjunction with those audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on January 30, 2012 (File/Film No. 000-28540/12556329), as amended by the Form 10-K/A filed on February 28, 2012 (File/Film No. 000-28540/12648015). The Company’s operating results for the three and nine months ended July 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period, for the full fiscal year ending October 31, 2012, or for any future periods. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances relating to the estimates could result in a change to the estimates and could impact future operating results.

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

Intangible Asset Impairment Testing

In July 2012, the FASB issued guidance to allow an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under the existing guidance. This guidance also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment such as negative or declining cash flows and deterioration in industry, market or macroeconomic conditions. The new guidance is effective for fiscal years and interim testing dates within those years, beginning after September 15, 2012 (November 1, 2012 for the Company). Early adoption of the amended guidance is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets Measured at Fair Value on a Recurring Basis

Our significant financial assets measured at fair value on a recurring basis consisted of the following types of instruments as of July 31, 2012 (Level 1, 2 and 3 inputs are defined above):

	Fair Value Hierarchy	As of July 31, 2012
		(in thousands)
Financial assets:
Cash	Level 1	$803
Money market funds	Level 1	16,433
Time deposits	Level 1	4,341
Total		$21,577
The fair value of money market funds and time deposits reflect quoted market prices in an active market.

Note 3.	Valuation and Qualifying Accounts and Reserves

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

The following table summarizes the activities in the Company’s allowance for doubtful accounts:

	Nine Months Ended	Fiscal Year Ended
	July 31, 2012	October 31, 2011
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$16	$8
Adjustments to provision	(8)	8
Ending balance	$8	$16

The following table summarizes trade accounts receivable balances in excess of 10% of the Company's total trade accounts receivable as of July 31, 2012 and October 31, 2011 (in thousands):

	As of July 31, 2012		As of October 31, 2011
Customer A		$276	[1]	$—
Customer B		204	[1]	—
Customer C	[1]	—		362
Customer D	[1]	—		311
Customer E	[1]	—		225
(1) Balance not in excess of 10% of trade accounts receivable

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.	Goodwill and Intangible Assets

Goodwill

The following table presents the Company’s goodwill balance as of July 31, 2012 and October 31, 2011 (in thousands):

	Net Carrying Amount as of
	July 31, 2012	October 31, 2011

Versant Europe	$241	$241
Poet Holdings, Inc.	5,752	5,752
FastObjects, Inc.	677	677
JDO Genie (PTY), Ltd	50	50
db4o	1,869	1,869
Total	$8,589	$8,589

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company's impairment evaluation for goodwill is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. Versant conducted its annual impairment test in October 2011 and determined there was no impairment.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's single reporting unit. Inherent in such a fair value determination are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company believes at this time that the carrying value of its remaining goodwill is appropriate, although to the extent additional information arises, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations. No events or circumstances occurred during the nine months ended July 31, 2012 that would more likely than not reduce the fair value of the Company below its carrying amount. The Company intends to conduct its next annual impairment evaluation as of October 31, 2012.

Intangible Assets

The Company’s intangible asset balances as of July 31, 2012 and October 31, 2011 are as follows (in thousands):

	July 31, 2012			October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
db4o-Developed Technology (Amortized over 5 years)	$300	$220	$80	$300	$175	$125
db4o-Customer Relationships (Amortized over 9 years)	210	86	124	210	68	142
db4o-Trade Name (Amortized over 5 years)	100	73	27	100	58	42
Total	$610	$379	$231	$610	$301	$309

Aggregate amortization expense for intangible assets was $26,000 and $78,000 for the three and nine months ended July 31, 2012, and $26,000 and $164,000 for the three and nine months ended July 31, 2011.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The projected amortization of the Company’s existing intangible assets as of July 31, 2012 is as follows (in thousands):

Amortization
Three months ending October 31, 2012	$26
Fiscal year ending October 31,
2013	103
2014	30
2015	23
2016	23
Thereafter	26
Total	$231

Note 5.	Commitments and Contingencies

Lease commitments

Versant’s principal commitments as of July 31, 2012 consist of obligations under operating leases for facilities and equipment.

Versant leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Cupertino, California and Hamburg and Munich, Germany under operating lease agreements. The Company's operating lease arrangements as of July 31, 2012 are summarized below (in thousands):

Leased Office Facility:	Lease Expiration Date	Total Rent Payable over the Remaining Lease Term	Options to Renew at Fair Value
Hamburg, Germany	11/30/2014	$371	Two three year renewal options
Redwood City, California	5/31/2013	$172	Two one year renewal options
Munich, Germany	2/28/2014	$38	Single two year renewal option
Redwood City, California	5/31/2014	$187	Single one year renewal option
Cupertino, California	1/15/2013	$18	none

Our minimum commitments under non-cancelable operating leases with an initial term in excess of one year as of July 31, 2012 are as follows (in thousands):

	Facilities Leases	Equipment Leases	Total
Three months ending October 31, 2012	$122	$1	$123
Fiscal year ending October 31,
2013	406	3	409
2014	227	—	227
2015	13	—	13
2016	—	—	—
Total	$768	$4	$772

Total rent expense for all operating leases was $128,000 and $98,000 for the three months ended July 31, 2012 and 2011, respectively, and $373,000 and $292,000 for the nine months ended July 31, 2012 and 2011, respectively.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contingencies
The Company is subject to various legal proceedings and disputes that may arise from time to time in the ordinary course of business. There were no ongoing material legal proceedings as of July 31, 2012.
The Company enters into indemnification agreements in the ordinary course of business. The Company's license agreements with customers generally require it to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects. If a liability associated with any of the Company's indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established. The estimated fair value of these indemnification liabilities is minimal and no accrual has been established.

Note 6.	Per Share Data

Basic and diluted net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011

Net income (loss)	$(1,169)	$474	$(1,247)	$398

Calculation of basic net income (loss) per share:
Weighted average - common shares outstanding	2,755	3,021	2,839	3,122
Net income (loss) per share, basic	$(0.42)	$0.16	$(0.44)	$0.13

Calculation of diluted net income (loss) per share:
Weighted average - common shares outstanding	2,755	3,021	2,839	3,122
Dilutive effect of employee and director stock options	—	—	—	1
Weighted average - common shares outstanding and potentially dilutive common shares	2,755	3,021	2,839	3,123
Net income (loss) per share, diluted	$(0.42)	$0.16	$(0.44)	$0.13

For the three months ended July 31, 2012 and 2011, 644,000 and 341,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income (loss) per share by the application of the treasury stock method. For the nine months ended July 31, 2012 and 2011, 643,000 and 355,000 potentially dilutive shares, respectively, were excluded from the computation of diluted net income (loss) per share by the application of the treasury stock method.

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

From the date of announcement of this stock repurchase program through July 31, 2012, Versant acquired under this program a total of 215,844 common shares on the open market for approximately $2.3 million at an average purchase price of $10.58 per share, leaving approximately $2.7 million in authorized funds available for future repurchases of stock under this program.

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Shares Reserved for Future Issuance

At the Company's 2011 annual shareholder meeting, held on April 18, 2011, the shareholders approved an increase of 300,000 shares and 20,000 shares in the numbers of shares reserved under the Company's 2005 Equity Incentive Plan and 2005 Directors Stock Option Plan, respectively.

As of July 31, 2012, the Company had reserved shares of common stock for the following purposes (in thousands):

Reserved for issuance:
Employee Stock Purchase Plan	11
Shares available for grant under 2005 Equity Incentive Plan	309
Shares available for grant under 2005 Directors Stock Option Plan	23
Unexercised stock options and unvested restricted stock units	644
Balance as of July 31, 2012	987

The following table summarizes stock option activities under the Company’s equity-based compensation plans during the nine months ended July 31, 2012 and 2011:

	Nine Months Ended July 31,
	2012		2011
	Shares in thousands	Weighted average exercise price	Shares in thousands	Weighted average exercise price
Stock option activities:
Outstanding at the beginning of the period	651	$15.20	515	$16.84
Granted	62	10.80	165	11.96
Exercised	(13)	9.42	(7)	4.03
Forfeited and expired	(122)	14.89	(26)	26.98
Outstanding at the end of the period	578	$14.92	647	$15.31

Options exercisable at the end of the period	480	$15.46	442	$16.06

On February 21, 2012, the Board of Directors of the Company approved an amendment to the 2005 Equity Incentive Plan to allow the grant of restricted stock units under the plan. During the nine months ended July 31, 2012, the Board of Directors

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

awarded 66,000 restricted stock units to employees which generally began vesting on December 1, 2011. These restricted stock units have a three-year vesting schedule in which 25% of the award vests after nine months and the remaining 75% vests ratably thereafter on a quarterly basis.

The following table summarizes restricted stock unit activities under the Company’s equity-based compensation plans during the nine months ended July 31, 2012 and 2011:

	Nine Months Ended July 31,
	2012
	Units in thousands	Weighted average grant date fair value
Restricted stock unit activities:
Unvested awards at the beginning of the period	—	$—
Awards	66	10.58
Vesting	—	—
Forfeited	(1)	10.74
Unvested awards at the end of the period	65	$10.58

Under the 2005 Employee Stock Purchase Plan, employees may generally defer up to 10% of their compensation to purchase shares of our common stock at a discount equal to 15% of the lower of the fair market value per share of our common stock on (i) the commencement date of the applicable six month offering period or (ii) the applicable purchase date. During the nine months ended July 31, 2012, 19,032 shares were issued under the Employee Stock Purchase Plan. Approximately 11,000 shares remained available for future issuance under this plan as of July 31, 2012.

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

	Stock Options		ESPP
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Assumptions:
Volatility	45% - 50%	46% - 53%	31% - 37%	23% - 31%
Expected life	4.25 - 5.75 years	3.6 - 5.5 years	6 - 12 months	6 - 12 months
Weighted average risk-free interest rate	0.65% - 1.03%	1.36% - 1.95%	0.06% - 0.21%	0.10% - 0.28%
Dividend yield	—	—	—	—

Share based compensation expense recognized in the condensed consolidated statements of operations related to the Company’s equity incentive plans and stock purchase plan was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011
Share based compensation expense:
Stock options and restricted stock units	$194	$231	$651	$727
ESPP	14	13	37	41
Total	$208	$244	$688	$768

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share based compensation recognized in the condensed consolidated statements of operations, by operating statement caption, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011
Share based compensation expense:
Cost of revenues	$18	$15	$54	$48
Sales and marketing	62	67	202	193
Research and development	46	50	163	154
General and administrative	82	112	269	373
Total	$208	$244	$688	$768

Note 10.	Restructuring

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
Since the plan was undertaken, Versant has incurred restructuring costs of $203,000 as of July 31, 2012. No restructuring costs were incurred in the three and nine months ended July 31, 2012. Restructuring costs were $25,000 in the three and nine months ended July 31, 2011.

Note 11.	Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty exists regarding the realizability of the deferred tax assets. The Company had net deferred tax assets of $778,000 and $898,000 as of July 31, 2012 and October 31, 2011, respectively.

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

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The provision for income tax (benefit) expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011
Income tax (benefit) expense:
Federal and state	$—	$(1)	$4	$(1)
Foreign - Europe	88	38	295	68
Foreign - India	—	—	67	—
Foreign withholding	8	18	23	26
Total current	$96	$55	$389	$93

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

In conjunction with the wind-down of the Company's operations in India, an income tax inspection was conducted. Additional taxes and penalties of approximately $67,000 were imposed as a result of this inspection, which have been included in our income tax provision for the nine months ended July 31, 2012.

Note 12.	Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.
Comprehensive income (loss) for the three and nine month periods ended July 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011

Net income (loss), as reported	$(1,169)	$474	$(1,247)	$398
Foreign currency translation adjustment	(258)	(93)	(511)	65
Comprehensive income (loss)	$(1,427)	$381	$(1,758)	$463

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.	Segment and Geographic Information

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
The following table reflects the percentage of revenues generated by customers that accounted for ten percent or more of total revenues and the related accounts receivable balances (in thousands, except percentages):

	Customer A		Customer B		Customer C
Customer revenues as a percentage of total revenues in the following periods:
Three months ended July 31, 2012	—%	[1]	—%	[1]	10%
Three months ended July 31, 2011	11%		11%		—%	[1]
Nine months ended July 31, 2012	19%		—%	[1]	—%	[1]
Nine months ended July 31, 2011	10%		—%	[1]	—%	[1]

Accounts receivable balance as of:
July 31, 2012	$100		$—		$276
July 31, 2011	$255		$—		$—

Industry	Telecommunications		Health Care		Telecommunications

(1) Customer revenues not in excess of 10% of total revenues

The Company predominantly operates in North America, Europe and Asia. In general, revenues are attributed to the country in which the revenue-bearing contract originates.

The following table reflects revenues for the three and nine months ended July 31, 2012 and 2011 by each geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011
Revenues by region:
North America	$1,369	$1,953	$3,524	$4,941
Europe	1,556	1,950	7,244	6,756
Asia	117	301	462	596
	$3,042	$4,204	$11,230	$12,293

VERSANT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reflects long-lived assets as of July 31, 2012 and October 31, 2011 in each geographic region (in thousands):

	July 31, 2012	October 31, 2011
Total long-lived assets by region:
North America	$491	$438
Germany	447	588
Asia	4	5
	$942	$1,031

Note 14.	Related Party Transactions

The Company has entered into a consulting arrangement (the "Brammer Consulting Agreement") with Dr. Robert F. Brammer, a currently serving member of the Board of Directors, under which Dr. Brammer will provide business development services to the Company. The Brammer Consulting Agreement, which was entered into in fiscal year 2012 with a one year term, currently provides for consulting fees of $10,000 per month. Consulting expenses incurred with respect to the Brammer Consulting Agreement for the three and nine months ended July 31, 2012 were $20,000 and $30,000, respectively.

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

Under our strategic product roadmap, we are developing database software products to address "Big Data" problems. Versant is developing these new products in order to provide data management software that enables the development of analytical applications for the intelligent "real-time enterprise" and has initiated this development process, which is expected to involve cooperation with strategic technology partners. In June 2012, Versant announced its free, pre-release version of Versant JPA for the Cloud, a pure, cloud-based Java client for the Versant Object Database (VOD). With this new Java-based API, expected to be generally available in October 2012, enterprise development teams can leverage existing programming skills and the cloud's inherent ability to quickly scale infrastructure up and down to address the volume, variety, and velocity demands of complex Big Data.

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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets and liabilities at the date of our financial statements and of our revenues and expenses during the reporting period covered by our financial statements. We base these estimates and judgments on information reasonably available to us, such as our historical experience and industry trends, economic and seasonal fluctuations and on our own internal projections that we derive from that information. Although we believe our estimates to be reasonable under the circumstances, there can be no assurances that our estimates will be accurate given that the application of these accounting policies necessarily involves the exercise of subjective judgment and the making of assumptions regarding many future variables and uncertainties. We consider “critical” those accounting policies that require our most difficult, subjective or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. These critical accounting policies relate to revenue recognition, goodwill impairment, acquired intangible assets and their impairment and income taxes.

During the first nine months of fiscal year 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed on January 30, 2012 (File/Film No. 000-28540/12556329), as amended by the Form 10-K/A filed on February 28, 2012 (File/Film No. 000-28540/12648015) for a more complete discussion of our critical accounting policies and estimates.

Results of Operations The following table sets forth certain items from our condensed consolidated statements of operations expressed as a percentage of our total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011
	(unaudited)
Revenues:
License	44%	56%	55%	55%
Maintenance	55	43	44	44
Professional services	1	1	1	1
Total revenues	100	100	100	100

Cost of revenues:
License	2	2	2	1
Amortization of intangible assets	1	1	1	1
Maintenance	11	9	9	9
Professional services	—	—	—	—
Total cost of revenues	14	12	12	11

Gross profit	86	88	88	89

Operating expenses:
Sales and marketing	53	31	40	34
Research and development	44	25	33	24
General and administrative	27	19	24	25
Restructuring	—	1	—	—
Total operating expenses	124	76	97	83

Income (loss) from operations	(38)	12	(9)	6
Interest and other income (expense), net	2	1	1	—
Income (loss) before income taxes	(36)	13	(8)	6
Provision for income taxes	3	1	3	1

Net income (loss)	(39)%	12%	(11)%	5%

Revenues

The following table summarizes our license, maintenance and professional services revenues for the three and nine months ended July 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Revenues:
License	$1,350	$2,344	$(994)	(42)%
Maintenance	1,674	1,821	(147)	(8)
Professional services	18	39	(21)	(54)
Total	$3,042	$4,204	$(1,162)	(28)%

	Nine Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Revenues:
License	$6,148	$6,758	$(610)	(9)%
Maintenance	4,998	5,396	(398)	(7)
Professional services	84	139	(55)	(40)
Total	$11,230	$12,293	$(1,063)	(9)%

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

The inherently unpredictable business cycle of an enterprise software company makes discernment of continued and meaningful business trends difficult, particularly in the current uncertain economic environment. In terms of license revenues, although economic conditions have slightly improved, we are still experiencing lengthy sales cycles and customer preference for licensing our software on an “as needed” basis, versus the historical practice of prepaying license fees in advance of usage, a factor which can adversely affect the amount of our license revenues. In addition, the continuing stagnation in general economic conditions has further lengthened our sales cycle and created increased pricing pressure, as many customers strive to reduce their operating costs. License revenues are also a critical factor in driving the amount of our maintenance services revenues, as new license customers typically enter into support and maintenance agreements with us, from which our maintenance revenues are derived over future fiscal periods. As customers endeavor to control costs, the Company has experienced, and may continue to experience, lower rates of maintenance contract renewal as well as a trend of migration from premium support options to less expensive support levels, which has, and in the future would, adversely affect the levels of our maintenance revenues.

Our total revenues for the three months ended July 31, 2012 decreased approximately $1.2 million (or 28%) compared to the corresponding period in fiscal year 2011. This resulted primarily from an approximate $994,000 decrease in license revenues resulting from fewer larger license transactions in the period. Total revenues also reflected approximately $235,000 of unfavorable foreign currency exchange rate fluctuations compared to the same quarter in fiscal year 2011.

Our total revenues for the nine months ended July 31, 2012 decreased approximately $1.1 million (or 9%) compared to the corresponding period in fiscal year 2011. This decrease was primarily due to an approximate $610,000 decrease in license revenues resulting from fewer larger license transactions and an approximate $398,000 decrease in maintenance revenues, which were principally due to a decrease in recognized back maintenance revenues compared to the first nine months of our fiscal year 2011 and to a lesser extent, lapsed premium support contracts. Total revenues also reflected approximately $479,000 of unfavorable foreign currency exchange rate fluctuations compared to the same period in fiscal year 2011.

One telecommunications customer accounted for approximately 8% and 11% of our total revenues in the three months ended July 31, 2012 and 2011, respectively. This same customer accounted for approximately 19% and 10% of our total revenues in the nine months ended July 31, 2012 and 2011, respectively. A different telecommunications customer accounted for approximately 10% of our total revenues in the three months ended July 31, 2012. One health care customer accounted for approximately 11% of total revenues in the three months ended July 31, 2011.

License. License revenues represent perpetual and term license fees recognized from our End-User and Value Added Resellers customers.

License revenues were $1.4 million for the three months ended July 31, 2012, a decrease of $994,000 (or 42%) from $2.3 million reported for the comparable period in fiscal year 2011. This decrease in license revenues resulted primarily from fewer larger license transactions in the current quarter, including the absence of a transaction comparable to an approximate $500,000 end-user license transaction recognized in the third quarter of our prior fiscal year. License revenues for the three months ended July 31, 2012 also included an approximate $99,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

License revenues were $6.1 million for the nine months ended July 31, 2012, a decrease of $610,000 (or 9%) from $6.8 million reported for the comparable period in fiscal year 2011. The decrease in license revenues resulted primarily from fewer larger transactions. License revenues for the nine months ended July 31, 2012 included an approximate $261,000 decrease resulting from unfavorable foreign currency exchange rate fluctuations.

Maintenance. Maintenance and technical support revenues include revenues derived from maintenance agreements, under which we provide customers with software upgrades and internet and telephone access to support personnel, dedicated technical assistance and emergency response support options.

Maintenance revenues were $1.7 million for the three months ended July 31, 2012, decreasing $147,000 (or 8%) from the $1.8 million reported for the comparable period in fiscal year 2011. The decrease in maintenance revenues in the current quarter was primarily due to $135,000 in unfavorable foreign currency exchange rate fluctuations compared to the same period in fiscal year 2011.

Maintenance revenues were $5.0 million for the nine months ended July 31, 2012, a decrease of $398,000 (or 7%) from $5.4 million reported for the comparable period in fiscal year 2011. This decrease in maintenance revenues resulted from a decrease of approximately $148,000 in recognized back maintenance revenues during the nine months ended July 31, 2012 and approximately $216,000 in unfavorable foreign currency exchange rate fluctuations compared to the same period in the prior fiscal year.

Professional Services. Professional services revenues consist of revenues from consulting, training and technical support as well as billable travel expenses incurred by our professional services organization.

Professional services revenues were $18,000 for the three months ended July 31, 2012, a decrease of $21,000 (or 54%) from $39,000 reported for the comparable period in fiscal year 2011. Professional services revenues were $84,000 for the nine months ended July 31, 2012, a decrease of $55,000 (or 40%) from $139,000 reported for the comparable period in fiscal year 2011. The year to date decrease in professional services revenues compared to the corresponding period a year ago was largely attributable to one consulting engagement with a European customer for approximately $53,000 that was performed in the first quarter of our prior fiscal year 2011.

International Revenues. The following table summarizes our revenues by geographic area for the three and nine months ended July 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended July 31,
		Percentage		Percentage	Change
	2012	of revenues	2011	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$1,369	45%	$1,953	46%	$(584)	(30)%
Europe	1,556	51	1,950	46	(394)	(20)
Asia	117	4	301	8	(184)	(61)
	$3,042	100%	$4,204	100%	$(1,162)	(28)%

	Nine Months Ended July 31,
		Percentage		Percentage	Change
	2012	of revenues	2011	of revenues	Amount	Percentage
	(unaudited)
Revenues by region:
North America	$3,524	31%	$4,941	40%	$(1,417)	(29)%
Europe	7,244	65	6,756	55	488	7
Asia	462	4	596	5	(134)	(22)
	$11,230	100%	$12,293	100%	$(1,063)	(9)%

Total revenues decreased approximately $1.2 million (or 28%) in the three months ended July 31, 2012 compared to the corresponding period of fiscal year 2011. The decrease in total revenues was primarily due to an approximate $584,000 (or 30%) decrease in North American revenues and an approximate $394,000 (or 20%) decrease in European revenues. Total revenues for the three months ended July 31, 2012 also included approximately $235,000 in unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations. Each region’s revenue as a percentage of total revenue varies from quarter to quarter as a result of the transactions specific to that region in each quarter and does not necessarily reflect a trend.

Total revenues decreased approximately $1.1 million (or 9%) in the nine months ended July 31, 2012 compared to the corresponding period of fiscal year 2011. The decrease in total revenues was primarily due to an approximate $1.4 million (or 29%) decrease in North American revenues that was partially offset by an approximate $488,000 (or 7%) increase in European revenues. Total revenues for the nine months ended July 31, 2012 also included approximately $479,000 in unfavorable foreign currency exchange rate fluctuations, which are primarily connected with our European operations.

International revenues (revenues from the European and Asian regions) represented approximately 55% and 69% of our total revenues for the three and nine months ended July 31, 2012, as compared to 54% and 60% for the comparable periods in fiscal year 2011. The increases in revenues outside North America as a percentage of total revenues resulted from a greater number of larger license transactions in Europe coupled with a decrease in larger license transactions and recognized back maintenance in North America that resulted in a decrease of approximately $584,000 and $1.4 million in North American revenues for the three and nine month periods ended July 31, 2012 compared to the same periods in 2011.

Revenues from North America. The $584,000 (or 30%) decrease in revenues from North America in the three months ended July 31, 2012 was primarily the result an approximate $523,000 (or 44%) decrease in license revenues. This decrease resulted from fewer larger license transactions in the three months ended July 31, 2012 and the recognition of $500,000 of revenue from an end-user license transaction in the third quarter of our prior fiscal year, for which there was no comparable transaction in the quarter ended July 31, 2012. Service revenues in North America declined approximately $61,000 (or 8%) for the three months ended July 31, 2012 compared to the same period in fiscal year 2011.

The $1.4 million (or 29%) revenue decrease from North America in the nine months ended July 31, 2012 was primarily the result of an approximate $1.2 million (or 47%) decrease in license revenues and an approximate $253,000 (or 10%) decrease in services revenue. The decrease in license revenues was primarily due to the relative absence in this period of larger license transactions in North America. The decrease in North American maintenance revenues for the nine months ended July 31, 2012 was primarily due to an approximate $148,000 decrease in recognized back maintenance compared to the first nine months of prior fiscal year 2011 and an approximate $103,000 decrease resulting from unrenewed maintenance contracts.

Revenues from Europe. Revenues from Europe decreased $394,000 (or 20%) in the three months ended July 31, 2012 compared to the same period in 2011, primarily due to an approximate $301,000 (or 32%) decrease in license revenues and an approximate $93,000 (or 9%) decrease in services revenues. These European revenue decreases for the three months ended July 31, 2012 were predominantly caused by approximately $235,000 in decreases resulting from unfavorable foreign currency exchange rate fluctuations compared to the same period in fiscal year 2011 and to a lesser extent, fewer larger license transactions.

Revenues from Europe increased $488,000 (or 7%) in the nine months ended July 31, 2012, primarily due to an approximate $642,000 increase in license revenues resulting from a greater number of larger transactions in that region and an increase in the average license volume per customer. Services revenues generated in Europe decreased approximately $155,000 during the nine months ended July 31, 2012 compared to the same period in fiscal year 2011 due to the termination of premium maintenance agreements and reduced professional services revenue. Total revenues from Europe for the nine months ended July 31, 2012 were also impacted by an approximate $479,000 decrease due to unfavorable foreign currency exchange rate fluctuations.

Since the Company’s acquisition of Poet Holdings, Inc. in early 2004, we have generally derived a higher percentage of our revenues from Europe due to stronger demand for our products there. We expect in the future to continue to experience a somewhat stronger demand for our products in Europe compared to our other geographic markets.

Revenues from Asia. Revenues from the Asia Pacific region decreased $184,000 (or 61%) during the three months ended July 31, 2012 compared to the same period in fiscal year 2011 due to an approximate $175,000 decrease in license revenues resulting from fewer larger license transactions. Service revenues declined slightly, decreasing approximately $9,000 from the corresponding period in fiscal year 2011.

Revenues from the Asia Pacific region decreased $134,000 (or 22%) during the nine months ended July 31, 2012 compared to the same period in fiscal year 2011 principally due to an approximate $88,000 decrease in license revenues resulting from fewer larger license transactions. Service revenues decreased approximately $44,000 from the corresponding period in fiscal year 2011 largely due to one customer moving to a less expensive support option.

A variety of factors may impact Versant’s future revenues, including the potential strengthening of the U.S. dollar (which would have the effect of further reducing portions of our revenue as a result of unfavorable currency exchange fluctuations), the generally more difficult economic environment currently being experienced in the global economy, which may negatively impact demand for our products and services, and competitive market conditions.

Cost of Revenues

The following table summarizes total cost of revenues for the three and nine months ended July 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$57	$66	$(9)	(14)%
Amortization of intangible assets	26	26	—	—
Maintenance	326	384	(58)	(15)
Professional services	9	26	(17)	(65)
Total	$418	$502	$(84)	(17)%

	Nine Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Cost of revenues:
License	$189	$199	$(10)	(5)%
Amortization of intangible assets	78	164	(86)	(52)
Maintenance	1,027	1,111	(84)	(8)
Professional services	41	68	(27)	(40)
Total	$1,335	$1,542	$(207)	(13)%

Total Cost of Revenues. Total cost of revenues was $418,000 (or 14% of revenues) and $1.3 million (or 12% of revenues) for the three and nine months ended July 31, 2012, respectively, declining compared to $502,000 (or 12% of revenues) and $1.5 million (or 11% of revenues) for the comparable periods in fiscal year 2011. The decrease in the cost of revenues includes an approximate $33,000 decrease and an approximate $48,000 decrease due to favorable foreign currency exchange rate fluctuations in the three and nine months ended July 31, 2012, respectively.

License. Cost of license revenues consists primarily of royalties, the cost of third party products which we resell to our customers, as well as product media, shipping and packaging costs.

Cost of license revenues was $57,000 (or 4% of license revenues) and $189,000 (or 3% of license revenues) for the three and nine months ended July 31, 2012, respectively, remaining relatively stable compared to $66,000 (or 3% of license revenues) and $199,000 (or 3% of license revenues) reported for the comparable periods in fiscal year 2011.

Amortization of Intangible Assets. Amortization of intangible assets results from our fiscal year 2009 acquisition of db4o and fiscal year 2004 acquisition of Poet Holdings, Inc.

Amortization of intangible assets was $26,000 for the three months ended July 31, 2012 and 2011. Amortization of intangible assets was $78,000 for the nine months ended July 31, 2012, a decrease of $86,000 (or 52%) from $164,000 reported for the comparable period in fiscal year 2011. The year to date decrease was due to intangible assets related to Poet Holdings, Inc. being fully amortized in the second quarter of fiscal year 2011. We expect to incur amortization charges of approximately $26,000 for the fourth quarter of fiscal year 2012.

Maintenance. Cost of maintenance revenues consists primarily of salaries, bonuses and consulting fees for customer support personnel and related expenses, including employee benefits and allocated overhead.

Cost of maintenance revenues was $326,000 (or 19% of maintenance revenues) and $1.0 million (or 21% of maintenance revenues) for the three and nine months ended July 31, 2012 compared to $384,000 (or 21% of maintenance revenues) and $1.1 million (or 21% of maintenance revenues) reported for the comparable periods in fiscal year 2011, remaining generally consistent in both dollars and as a percentage of revenues. The decrease in the cost of maintenance revenues includes an approximate $28,000 decrease and an approximate $40,000 decrease due to favorable foreign currency exchange rate fluctuations in the three and nine months ended July 31, 2012, respectively.

Professional Services. Cost of professional services consists of salaries, bonuses, third party consulting fees and other costs associated with supporting our professional services organization.

Cost of professional services revenues decreased $17,000 to $9,000 (or 50% of professional services revenues) for the three months ended July 31, 2012 compared to $26,000 (or 67% of professional services revenues) reported for the comparable period in fiscal year 2011. Cost of professional services revenues decreased $27,000 to $41,000 (or 49% of professional services revenues) for the nine months ended July 31, 2012 compared to $68,000 (or 49% of professional services revenues) reported for the comparable period in fiscal year 2011. Cost of professional services to provide training and consulting vary according to product mix, number of participants and travel arrangements.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended July 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$1,627	$1,341	$286	21%
Research and development	1,328	1,055	273	26
General and administrative	815	786	29	4
Restructuring	—	25	(25)	(100)
Total	$3,770	$3,207	$563	18%

	Nine Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Operating expenses:
Sales and marketing	$4,560	$4,161	$399	10%
Research and development	3,668	2,967	701	24
General and administrative	2,654	3,093	(439)	(14)
Restructuring	—	25	(25)	(100)
Total	$10,882	$10,246	$636	6%

Total Operating Expenses. Total operating expenses were $3.8 million (or 124% of revenues) for the three months ended July 31, 2012 and $3.2 million (or 76% of revenues) for the comparable period in fiscal year 2011. The $563,000 (or 18%) increase in total operating expenses for the three months ended July 31, 2012 resulted primarily from an approximate $559,000 increase in investment in sales and marketing and research and development. Total operating expenses for the three months ended July 31, 2012 included an approximate decrease of $246,000 due to favorable foreign currency exchange rate fluctuations which most significantly impact our research and development costs.

Total operating expenses were $10.9 million (or 97% of revenues) for the nine months ended July 31, 2012 and $10.2 million (or 83% of revenues) for the comparable period in fiscal year 2011. The $636,000 (or 6%) increase in total operating expenses for the nine months ended July 31, 2012 resulted primarily from an approximate $1.1 million increase in investment in sales and marketing and research and development that was partially offset by an approximate $439,000 decrease in general and administrative costs. Total operating expenses for the nine months ended July 31, 2012 included an approximate decrease of

$363,000 due to favorable foreign currency exchange rate fluctuations which most significantly impact our research and development costs.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and personnel related expenses, commissions earned by sales personnel, and expenses associated with trade shows, travel and other marketing communication costs, such as advertising and public relations.

Sales and marketing expenses were $1.6 million (or 53% of revenues) for the three months ended July 31, 2012 and $1.3 million (or 31% of revenues) for the comparable period in fiscal year 2011. The $286,000 increase (or 21%) in sales and marketing expenses in the three months ended July 31, 2012 was primarily due to the expansion of marketing programs including public relations, lead generation and qualification, participation in trade groups and advertising which increased approximately $195,000 compared to the corresponding period in 2011. Contributing to the increase in sales and marketing costs was an approximate $126,000 increase related to personnel changes including our new Executive Vice President, Sales and Marketing, director of energy sector business development and a new product manager, including compensation, facilities and travel costs and an approximate $59,000 increase in consulting services. These increases were partially offset by an approximate $35,000 decrease in the costs of distribution in Asia and a decrease of approximately $79,000 resulting from favorable foreign currency exchange fluctuations.

Sales and marketing expenses were $4.6 million (or 40% of revenues) for the nine months ended July 31, 2012 and $4.2 million (or 34% of revenues) for the comparable period in fiscal year 2011. The $399,000 increase (or 10%) in sales and marketing expenses in the nine months ended July 31, 2012 was primarily due to an approximate $332,000 expansion of marketing programs, an approximate $116,000 increase in consulting services, an approximate $76,000 increase in compensation, facilities and travel costs related to personnel changes and an approximate $90,000 increased investment in sales and marketing infrastructure, including costs for our new website and customer relationship management software. These increases to sales and marketing expenses for the nine months ended July 31, 2012 compared to the corresponding period of fiscal year 2011 were partially offset by an approximate $75,000 decrease in the costs of distribution in Asia, an approximate $40,000 decrease in recruiting costs and a decrease of approximately $107,000 resulting from favorable foreign currency exchange fluctuations.

We expect our sales and marketing expenses to continue to increase during the remainder of fiscal year 2012 due to anticipated increases in programs to implement our Big Data strategic product development initiative and we expect that sales and marketing expenses will continue to represent a considerable percentage of our total operating expenditures in the future.

Research and Development. Research and development expenses consist primarily of personnel and related expenses, including payroll and employee benefits, expenses for facilities and payments made to outside software development contractors.

Research and development expenses were $1.3 million (or 44% of revenues) for the three months ended July 31, 2012 and $1.1 million (or 25% of revenues) for the comparable period in fiscal year 2011. The $273,000 (or 26%) increase was primarily due to an approximate $134,000 increase in personnel costs in both Germany and the United States, including related travel and facilities costs, and an approximate $240,000 increase in strategic consulting costs as we invest in new product development efforts to pursue our Big Data strategic product development initiative. Research and development expenses for the three months ended July 31, 2012 included an approximate $129,000 decrease due to favorable foreign currency exchange fluctuations.

Research and development expenses were $3.7 million (or 33% of revenues) for the nine months ended July 31, 2012 and $3.0 million (or 24% of revenues) for the comparable period in fiscal year 2011. The $701,000 (or 24%) increase was primarily due to an approximate $450,000 increase in personnel costs in both Germany and the United States, an approximate $133,000 increase in related travel, training and facilities costs and an approximate $293,000 increase in strategic consulting costs. Research and development expenses for the nine months ended July 31, 2012 included an approximate $203,000 decrease due to favorable foreign currency exchange fluctuations compared to the corresponding period in fiscal year 2011.

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

General and administrative expenses were $815,000 (or 27% of revenues) for the three months ended July 31, 2012 compared to $786,000 (or 19% of revenues) for the same period in fiscal year 2011. The $29,000 (or 4%) increase in general and administrative expense for the three months ended July 31, 2012 compared to the three months ended July 31, 2011 was primarily due to an approximate $50,000 increase in professional services costs and an approximate $13,000 increase in Directors fees partially offset by an approximate $38,000 decrease due to favorable foreign currency exchange fluctuations.

General and administrative expenses were $2.7 million (or 24% of revenues) for the nine months ended July 31, 2012 and $3.1 million (or 25% of revenues) for the comparable period in fiscal year 2011. The $439,000 (or 14%) decrease in general and administrative expense was primarily due to approximately $470,000 in one-time separation costs incurred in the second quarter of our prior fiscal year 2011 related to the departure of our former CEO. This decrease was partially offset by an approximate $86,000 increase in professional services costs for the nine months ended July 31, 2012. General and administrative expenses for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011 included an approximate $53,000 decrease due to favorable foreign currency exchange fluctuations.

We expect our general and administrative expenses to remain relatively consistent with the current quarter for the remainder of fiscal year 2012.

Interest and Other Income (Expense), Net

The following table summarizes our interest and other income (expense), net for the three and nine months ended July 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest and other income (expense), net	$13	$13	$—	—%
Foreign exchange income (loss)	60	21	39	186
Total	$73	$34	$39	115%

	Nine Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Interest and other income (expense), net:
Interest and other income (expense), net	$94	$44	$50	114%
Foreign exchange income (loss)	35	(58)	93	160
Total	$129	$(14)	$143	1,021%

Interest and other income (expense), net, consists of interest income earned on our cash and cash equivalents, net of interest expense due to our financing activities, miscellaneous costs or refunds and foreign exchange rate gains or losses as a result of settling transactions denominated in currencies other than our functional currency.

Interest and other income (expense), net, was income of $73,000 (or 2% of total revenues) and $129,000 (or 1% of total revenues) for the three and nine months ended July 31, 2012 and income of $34,000 (or 1% of total revenues) and expense of $14,000 (or less than 1% of total revenues) for the three and nine months ended July 31, 2011, respectively. The approximate $39,000 (or 115%) and $143,000 (or 1,021%) increase in interest and other income (expense), net for the three and nine months ended July 31, 2012 is due to an increase in earned interest on our cash reserves and primarily due to the favorable change in foreign exchange gains and losses resulting from settling transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

The following table reflects the Company’s income tax expense (benefit) for the three and nine months ended July 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Income tax (benefit) expense:
Foreign withholding taxes	$8	$18	$(10)	(56)%
Provision for income taxes - Europe	88	38	50	132
Provision for income taxes - India	—	—	—	—
Federal, state and franchise taxes	—	(1)	1	100
Total	$96	$55	$41	75%

	Nine Months Ended
	July 31,	July 31,	Change
	2012	2011	Amount	Percentage
	(unaudited)
Income tax (benefit) expense:
Foreign withholding taxes	$23	$26	$(3)	(12)%
Provision for income taxes - Europe	295	68	227	334
Provision for income taxes - India	67	—	67	100
Federal, state and franchise taxes	4	(1)	5	500
Total	$389	$93	$296	318%

The Company’s tax provisions were based upon our projected fiscal year 2012 and 2011 effective tax rates. We incurred foreign withholding taxes of approximately $8,000 and $23,000 for the three and nine months ended July 31, 2012, and $18,000 and $26,000 for the three and nine months ended July 31, 2011, respectively, which we have included in our income tax provision.

Although we have not exhausted our net operating tax loss carry forwards in Germany, the German tax code provides for certain annual statutory limitations related to the use of tax loss carry forward amounts. We recorded income tax expense for our European operations of approximately $88,000 and $38,000 for the three months ended July 31, 2012 and 2011, respectively, and approximately $295,000 and $68,000 for the nine months ended July 31, 2012 and 2011, respectively. In the first nine months of fiscal year 2012, our German subsidiary has had higher profits than in the same period of fiscal year 2011 primarily due to the timing of revenue transactions, the mix of products sold, the unrealized foreign exchange gains on holdings of US dollars and to a lesser extent, the absence of the one-time separation costs associated with our former CEO and managing director of our German subsidiary incurred in fiscal year 2011.

In conjunction with the wind-down of our operations in India, we were subject to an income tax inspection. Additional taxes and penalties of approximately $67,000 were imposed as a result of this inspection, which have been included in our income tax provision for the nine months ended July 31, 2012.

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

Liquidity and Capital Resources

The following table sets forth certain consolidated balance sheets data as of July 31, 2012 and October 31, 2011 and certain consolidated statements of cash flows data for the nine months ended July 31, 2012 and 2011 (in thousands, except percentages):

	July 31, 2012	October 31, 2011	Percentage Change
	(unaudited)
Working Capital	$19,892	$22,784	(13)%
Cash and cash equivalents	$21,577	$23,145	(7)%

	Nine Months Ended
	July 31,	July 31,	Percentage
	2012	2011	Change
	(unaudited)
Net cash provided by operating activities	$1,205	$2,256	(47)%
Net cash used in investing activities	(354)	(670)	(47)%
Net cash used in financing activities	$(2,006)	$(3,382)	(41)%

Cash and Cash Equivalents

We funded our business from cash generated by our operations during the nine months ended July 31, 2012. As of July 31, 2012, we had cash and cash equivalents of approximately $21.6 million, a decrease of $1.6 million from the $23.1 million of cash and cash equivalents we held at October 31, 2011.

As of July 31, 2012, $5.1 million of our $21.6 million in cash and cash equivalents was held in foreign financial institutions, of which $2.3 million was held in foreign currencies.

The following table summarizes our cash balances held in foreign currencies and their equivalent U.S. dollar amounts (in thousands):

	July 31, 2012			October 31, 2011
	Local Currency		U.S. Dollar	Local Currency		U.S. Dollar
	(unaudited)			(unaudited)
Cash in foreign currency:
Euros		€1,744	$2,140		€1,919	$2,716
Indian Rupee	Rs	10,794	195	Rs	12,824	265
Total			$2,335			$2,981

Foreign Currency Risk. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the third quarter of fiscal year 2012, as compared to the third quarter of fiscal year 2011, was comprised of approximately $235,000 of unfavorable foreign currency fluctuations on our revenues, $33,000 of favorable foreign currency fluctuations on our cost of revenues, and $246,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $44,000 on our income from operations for the three months ended July 31, 2012 compared to the same three month period ended July 31, 2011.

The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal year 2012, as compared to the first nine months of fiscal year 2011, was comprised of approximately $479,000 of unfavorable foreign currency fluctuations on our revenues, $48,000 of favorable foreign currency fluctuations on our cost of revenues, and $363,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $68,000 on our income from operations for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011.

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

Additionally, we held approximately 89% of our total cash and cash equivalents balances at July 31, 2012 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

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

From the date of announcement of this stock repurchase program through July 31, 2012, Versant acquired under this program a total of 215,844 common shares on the open market for approximately 2.3 million at an average purchase price of $10.58 per share, leaving approximately $2.7 million in authorized funds available for future repurchases of stock under this program at July 31, 2012.

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

We generated $1.2 million of cash flows from operations in the nine months ended July 31, 2012. This amount resulted from $1.2 million in net loss adjusted for non-cash charges of $1.1 million and a $1.3 million decrease in operating assets net of liabilities during the first nine months of fiscal year 2012. The decrease in operating assets net of liabilities was primarily related to an approximate $503,000 decrease in trade accounts receivable, an approximate $455,000 increase in accrued liabilities principally related to strategic consulting costs and an approximate $361,000 increase in deferred revenues.
We generated $2.3 million of cash flows from operations in the nine months ended July 31, 2011. This amount resulted from $398,000 in net income adjusted for non-cash charges of $1.2 million and a $611,000 decrease in operating assets net of liabilities during the first nine months of fiscal year 2011. The decrease in operating assets net of liabilities was primarily related to an approximate $1.1 million decrease in trade accounts receivable partially offset by an approximate $318,000 increase in other assets principally due to tax prepayments and an approximate $289,000 decrease in accrued liabilities.
The timing of collections from our customers for accounts receivable, the timing of renewal of maintenance contracts and to a lesser extent, payments to our vendors for accounts payable will significantly impact cash flows in our operating activities, and differences in these variables contributed to the differences in our cash flows from operations in the nine months ended July 31, 2012 and 2011. We typically pay our vendors and service providers in accordance with their invoice terms and conditions. Our standard payment terms for our invoices are usually between 30 and 90 days net.

We measure the effectiveness of our collection efforts by an analysis of our accounts receivable and our days sales outstanding (DSO). We calculate DSO by taking the ending accounts receivable balances (net of bad debt allowance) divided by the average daily sales amount. Average daily sales amount is calculated by dividing the total quarterly revenue recognized net of changes in deferred revenues by 91.25 days. Our DSOs were 59 days and 49 days for the three months ended July 31, 2012 and 2011, respectively. Collections of accounts receivable and related DSO could fluctuate in future periods due to the timing and amount of our revenues and the effectiveness of our collection efforts.

Cash Flow used in Investing Activities

For the nine months ended July 31, 2012, $354,000 of cash was used in investing activities for the purchases of property and equipment, including software licenses, hardware and infrastructure for our server room.

For the nine months ended July 31, 2011, $670,000 of cash was used in investing activities for the purchases of property and equipment, including software licenses, new hardware for testing environments and website design costs.

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

For the nine months ended July 31, 2012, $2.0 million of cash was used in financing activities, consisting of $2.3 million of cash used to repurchase our common stock, partially offset by cash inflows of $285,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

For the nine months ended July 31, 2011, $3.4 million of cash was used by financing activities, consisting of $3.6 million of cash used to repurchase our common stock, partially offset by cash inflows of $202,000 from the issuance of common stock under our Equity Incentive and Employee Stock Purchase Plans.

Our future liquidity and capital resources could be impacted by our stock repurchase program as described above, and by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. As of July 31, 2012, we had approximately 11,000 shares available to issue under our Employee Stock Purchase Plan, approximately 332,000 shares available to issue under our current Equity Incentive Plan and our Directors' Stock Option Plan and approximately 644,000 shares in outstanding option grants and restricted stock units under our equity plans. The timing of the issuance, the duration of vesting provisions and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

Commitments and Contingencies

Our principal commitments as of July 31, 2012 consist of obligations under operating leases for facilities and equipment. As reported in Note 5, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) under Item 1 of Part I, of this Report, the Company leases office space for its U.S. headquarters in Redwood City, California and also leases field office space in Hamburg and Munich, Germany under multi-year operating lease agreements.

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

Foreign Currency Risk. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on our net operating results in the third quarter of fiscal year 2012, as compared to the third quarter of fiscal year 2011, was comprised of approximately $235,000 of unfavorable foreign currency fluctuations on our revenues, $33,000 of favorable foreign currency fluctuations on our cost of revenues, and $246,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net favorable effect of approximately $44,000 on our income from operations for the three months ended July 31, 2012.

The effect of changes in foreign currency exchange rates on our net operating results in the first nine months of fiscal year 2012, as compared to the first nine months of fiscal year 2011, was comprised of approximately $479,000 of unfavorable foreign currency fluctuations on our revenues, $48,000 of favorable foreign currency fluctuations on our cost of revenues, and $363,000 of favorable foreign currency fluctuations on our operating expenses, resulting in a net unfavorable effect of approximately $68,000 on our income from operations for the nine months ended July 31, 2012.

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

Additionally, we held approximately 89% of our total cash and cash equivalents balances at July 31, 2012 in the form of U.S. dollars to assist in minimizing the impact of foreign currency fluctuations.

Interest Rate Risk. Our cash equivalents primarily consist of money market accounts and short-term time deposits; accordingly, our interest rate risk is not considered significant.

We do not own any derivative financial instruments as of July 31, 2012.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The stock repurchase activity during the three and nine months ended July 31, 2012 is summarized as follows:
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (2)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Period:
May 1 - May 31, 2012	10,969	$9.81	10,969	$2,839,097
June 1 - June 30, 2012	12,487	9.75	12,487	$2,717,367
July 1 - July 31, 2012	—	—	—	$2,717,367
Three months ended July 31, 2012	23,456	$9.78	23,456
November 28, 2011 - April 30, 2012	192,388	$10.67	192,388
Nine months ended July 31, 2012	215,844	$10.58	215,844

(1)	Average price paid per share is calculated on a settlement basis and excludes commission.

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

VERSANT CORPORATION

Dated:	September 13, 2012	/s/ Bernhard Woebker
Bernhard Woebker
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer) and Director

/s/ Jerry Wong
Jerry Wong
Vice President, Finance, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)